Form 10-K
period 2013-12-31
SOHU COM INC
filed 2014-02-28
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant, based upon the last sale price on June 30, 2013 as reported on the NASDAQ Global Select Market, was approximately $1,391 million.

As of January 31, 2014, there were 38,394,275 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Sohu’s 2014 Annual Meeting of Stockholders to be filed on or about April 25, 2014 are incorporated into Part III of this report.

SOHU.COM INC.

PART I

As used in this report, references to “us,” “we,” “our,” “our company,” “our Group,” the “Group,” “Sohu,” the “Sohu Group,” and “Sohu.com” are to Sohu.com Inc. and, except where the context requires otherwise, our wholly-owned and majority-owned subsidiaries and variable interest entities (“VIEs”) Sohu.com Limited, Sohu.com (Hong Kong) Limited (“Sohu Hong Kong”), All Honest International Limited, Sohu.com (Game) Limited (“Sohu Game”),Go2Map Inc., Sohu.com (Search) Limited (“Sohu Search”), Sogou Inc. (“Sogou”), Sogou (BVI) Limited, Sogou Hong Kong Limited, Vast Creation Advertising Media Services Limited (“Vast Creation”), Fox Video Investment Holding Limited (“Video Investment”), Fox Video Limited (“Sohu Video”), Fox Video (HK) Limited (“Video HK”), Focus Investment Holding Limited (“Focus Investment”), Sohu Focus Limited (“Sohu Focus”), Sohu Focus (HK) Limited (“Focus HK”), Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu Software Technology Co., Ltd. (“New Software”), Beijing Sohu Interactive Software Co., Ltd. (“Sohu Software”), Go2Map Software (Beijing) Co., Ltd. (“Go2Map Software”), Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”), Beijing Sogou Network Technology Co., Ltd (“Sogou Network”), Fox Information Technology (Tianjin) Limited (“Video Tianjin”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”), Beijing Focus Time Advertising Media Co., Ltd. (“Focus Time”), Beijing Sohu New Momentum Information Technology Co., Ltd. (“Sohu New Momentum”), Beijing Century High Tech Investment Co., Ltd. (“High Century”), Beijing Sohu Entertainment Culture Media Co., Ltd. (“Sohu Entertainment,” formerly known as Beijing Hengda Yitong Internet Technology Development Co., Ltd., or “Hengda”), Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”), Beijing GoodFeel Technology Co., Ltd. (“GoodFeel”), Beijing Sogou Information Service Co., Ltd. (“Sogou Information”), Beijing 21 East Culture Development Co., Ltd. (“21 East Beijing”), Beijing Sohu Donglin Advertising Co., Ltd.(“Donglin”), Beijing Pilot New Era Advertising Co., Ltd. (“Pilot New Era”), Beijing Focus Yiju Network Information Technology Co., Ltd. (“Focus Yiju”), Beijing Yi He Jia Xun Information Technology Co., Ltd. (“Yi He Jia Xun”), Beijing Zhi Hui You Information Technology Co., Ltd. (“Zhi Hui You”), Tianjin Jinhu Culture Development Co., Ltd. (“Tianjin Jinhu”), Shenzhen Shi Ji Guang Su Information Technology Co., Ltd. (“Shi Ji Guang Su”), Beijing Intelligence World Network Technology Co., Ltd. (“Intelligence World”) and our independently-listed majority-owned subsidiary Changyou.com Limited (“Changyou,” formerly known as TL Age Limited) as well as the following direct and indirect subsidiaries and VIEs of Changyou: Changyou.com HK Limited (“Changyou HK,” formerly known as TL Age Hong Kong Limited), Changyou.com Webgames (HK) Limited (“Changyou HK Webgames”), Changyou.com Gamepower (HK) Limited (“Changyou HK Gamepower”), ICE Entertainment (HK) Limited (“ICE HK”), Changyou.com Gamestar (HK) Limited (“Changyou HK Gamestar”), Changyou.com (US) LLC. (formerly known as AmazGame Entertainment (US) Inc.), Changyou.com (UK) Company Limited (“Changyou UK”), ChangyouMy Sdn. Bhd (“Changyou Malaysia”), Changyou.com Korea Limited (“Changyou Korea”), Changyou.com India Private Limited (“Changyou India”), Changyou BİLİŞİM HİZMETLERİ TİCARET LİMİTED ŞİRKETİ (“Changyou Turkey”), Kylie Enterprises Limited, Mobogarden Enterprises Limited, Heroic Vision Holdings Limited (“Heroic”), TalkTalk Limited (“TalkTalk”), RaidCall (HK)Limited (“RaidCall HK”), 7Road.com Limited (“7Road”), 7Road.com HK Limited (“7Road HK”), Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”), Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”), ICE Information Technology (Shanghai) Co., Ltd. (“ICE Information”), Beijing Changyou RaidCall Internet Technology Co., Ltd. (“RaidCall”), Beijing Yang Fan Jing He Information Consulting Co., Ltd. (“Yang Fan Jing He”), Shanghai Jingmao Culture Communication Co., Ltd. (“Shanghai Jingmao”), Shanghai Hejin Data Consulting Co., Ltd. (“Shanghai Hejin”), Beijing Changyou Jingmao Film & Culture Communication Co., Ltd. (“Beijing Jingmao”), Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”), Beijing Guanyou Gamespace Digital Technology Co., Ltd. (“Guanyou Gamespace”), Beijing Doyo Internet Technology Co., Ltd. (“Doyo Internet”), Shanghai ICE Information Technology Co., Ltd. (“Shanghai ICE”), Shenzhen 7Road Network Technologies Co., Ltd.(“7Road Technology”), Shenzhen 7Road Technology Co., Ltd. (“Shenzhen 7Road”), and Beijing Changyou e-pay Co. Ltd. (“Changyou e-pay”), and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 1.	BUSINESS

OUR COMPANY

Sohu (NASDAQ: SOHU) is a leading Chinese online media, search, gaming, community and mobile service group. We operate one of the most comprehensive matrices of Chinese language content and services, and developed and operate in China one of the most popular Chinese search engine, one of the most popular massively multiplayer online games (“MMOGs”) and two popular Web games. Most of our operations are conducted through our indirect wholly-owned and majority-owned China-based subsidiaries and variable interest entities.

In August 1996, we were incorporated in Delaware as Internet Technologies China Incorporated, and in January 1997 we launched our original Website, itc.com.cn. In February 1998, we re-launched our Website under the domain name Sohu.com and, in September 1999, we renamed our company Sohu.com Inc. On July 17, 2000, we completed our initial public offering on NASDAQ.

OUR BUSINESS

Our businesses consist of the online advertising business, which consists of the brand advertising business as well as the search and others business, the online games business, the mobile business and the others business, of which online advertising and online games are our core businesses.

Online Advertising Business

Our online advertising business consists of the brand advertising business as well as the search and others business. For the year ended December 31, 2013, online advertising services generated $627.4 million or 45% of total revenues of $1,400 million.

Brand Advertising Business

Our brand advertising business offers to users, over our matrices of Chinese language Web content and services, various products and services (such as free of charge content, including news, video, interactive community and other competitive Internet services) across multiple Internet-enabled devices, such as PCs, mobile phones and tablets. It also offers advertisements on these Sohu Group Web properties to companies seeking to increase their brand awareness online.

The majority of our products and services are provided on the following platforms:

•	Sohu.com, a leading mass portal and media destination;

•	Focus.cn, a top real estate Website; and

•	17173.com, a leading game information portal. Since December 15, 2011, 17173.com has been owned and operated by our majority-owned subsidiary Changyou.

Search and Others Business

Our search and others business, operated by our search subsidiary Sogou, primarily offers customers pay-for-click services, as well as online marketing services on the Sogou Web Directory. Pay-for-click services enable our advertisers’ promotional links to be displayed on Sogou search result pages and Sogou Website Alliance members’ Websites where the links are relevant to the subject and content of such Web pages. Both pay-for-click services and online marketing services on the Sogou Web Directory expand distribution of our advertisers’ Website links and advertisements by leveraging traffic on Sogou Website Alliance members’ Websites.

Online Game Business

Our online game business is conducted by our majority-owned subsidiary Changyou. Changyou is a leading online game developer and operator in China as measured by the popularity of its MMOG Tian Long Ba Bu (“TLBB”) and its Web games DDTank and Wartune (also known as “Shen Qu”), which Changyou developed in-house. Changyou engages in the development, operation and licensing of online games for PCs and mobile devices. This includes MMOGs, which are interactive online games that may be played simultaneously by hundreds of thousands of game players, Web games, which are played over the Internet using a Web browser, and mobile games, which are played on mobile devices and require an Internet connection.

We depend on Changyou for a significant portion of our revenues, net income, and operating cash flow. For the year ended December 31, 2013, Changyou’s online game revenues were $669.2 million, which represented 48% of our total revenues for the year. Net income contributed by Changyou for the year was $286.4 million, which represented 172% of our total net income.

Mobile Business

Our mobile business offers mobile related services through different types of mobile products to mobile phone users through cooperation with China Mobile Communications Corporation, China United Network Communication Group Company Limited, China Telecom Corporation and their subsidiaries and other small mobile network operators (collectively, the “China mobile network operators”). The mobile products mainly consist of short messaging services (“SMS”), mobile games, Ring Back Tone (“RBT”), interactive voice response (“IVR”), and mobile video. A majority of the content is purchased from third-party content providers.

Others Business

Our others business revenues are generated primarily from our offering Internet value-added services (“IVAS”) with respect to Web games developed by third-party developers under revenue-sharing arrangements with the developers, offering cinema advertisement slots to be shown in theaters before the screening of movies, and sub-licensing of licensed video content to third parties.

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

On September 16, 2013, pursuant to a Subscription Agreement entered into on that date by and among Sogou, THL A21 Limited, a wholly-owned subsidiary of Tencent Holdings Limited (Tencent Holdings Limited together with its subsidiaries, “Tencent”), Sohu Search, and Photon, and a series of other contracts also entered into on that date between Sogou and Tencent, Tencent invested a net amount of $448 million in cash in Sogou and transferred its Soso search-related businesses and certain other assets to Sogou (collectively, the “Sogou-Tencent Transactions”).

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

On September 16, 2013, Sogou, Sohu Search, Photon, Mr. Xiaochuan Wang, four other members of Sogou’s management (collectively, the “Sohu Parties”) and Tencent entered into a Shareholders Agreement (the “Shareholders Agreement”) under which the parties agreed to vote their Sogou voting shares in all elections of directors to elect three designees of Sohu Search and two designees of Tencent.

On September 17, 2013, Sogou paid a special dividend to the three holders of Series A Preferred Shares of Sogou in the aggregate amount of $301 million, of which Sohu Search received $161 million, Photon received $43 million, and China Web received $97 million.

On December 2, 2013, Tencent invested $1.5 million in cash in Sogou Information, which is a VIE of Sogou, as additional consideration in connection with the Sogou-Tencent Transactions.

Pursuant to the Shareholders Agreement, Sohu will hold approximately 53.6% of the total voting power for the election of the Board of Directors of Sogou, assuming that the repurchase options and the repurchase/put option are exercised, Tencent’s non-voting Class B Ordinary Shares are converted to voting shares, and all share options under the Sogou 2010 Share Incentive Plan and all share options under an arrangement providing for Sogou share-based awards to be available for grants to Sohu management and key employees are granted and exercised. As Sohu is the controlling shareholder of Sogou, we consolidate Sogou in the Sohu Group’s consolidated financial statements, and recognize noncontrolling interest reflecting economic interests in Sogou held by shareholders other than Sohu.

7Road Transactions

On May 11, 2011, Changyou, through its VIE Gamease, acquired 68.258% of the equity interests in Shenzhen 7Road and began to consolidate Shenzhen 7Road’s financial statements on June 1, 2011. Effective June 26, 2012 Shenzhen 7Road was reorganized into a Cayman Islands holding company structure (the “7Road Reorganization”) where Changyou holds a direct ownership interest in 7Road through Changyou’s subsidiary Changyou.com Webgames (HK) Limited, and Shenzhen 7Road is a VIE of 7Road. As the 7Road Reorganization did not result in any change in the ultimate beneficial ownership of Shenzhen 7Road’s business, assets and results of operations, our management believes that the 7Road Reorganization should be viewed as a non-substantive transaction and treated as if it had been effective upon Changyou’s acquisition of 68.258% of the equity interests in Shenzhen 7Road.

On June 21, 2012, 7Road’s then chief executive officer surrendered to 7Road, without consideration, ordinary shares of 7Road representing 5.1% of the then outstanding share capital of 7Road. As a result, Changyou’s interest in 7Road increased to 71.926%.

On May 1, 2013, Changyou entered into an agreement to acquire all of the ordinary shares of 7Road held by the noncontrolling shareholders, representing 28.074% of the outstanding share capital of 7Road, and all of the equity interests in Shenzhen 7Road held by shareholders other than Gamease, for aggregate cash consideration of approximately $78 million. The acquisition closed on June 5, 2013. Effective with the closing, 7Road became an indirect wholly-owned subsidiary of Changyou, and Changyou’s VIE Gamease became the sole shareholder of 7Road’s VIE Shenzhen 7Road. As of December 31, 2013, Changyou had paid $76 million of the total cash consideration. The remaining $2 million will be settled in June 2014.

Changyou Transactions

On April 7, 2009, Changyou completed an initial public offering of its American depositary shares (“ADSs”) on the NASDAQ Global Select Market, trading under the symbol “CYOU.” Each of Changyou’s ADS represents two ordinary shares.

On August 6, 2012, Changyou declared a special one-time cash dividend of $1.90 per Class A or Class B ordinary share, or $3.80 per ADS and a total of $201 million. On September 21, 2012, Changyou paid out this special cash dividend, of which $136 million was paid to and received by Sohu.

On July 27, 2013, Changyou’s Board of Directors authorized a share repurchase program of up to $100 million of the outstanding ADSs of Changyou over a two-year period from July 27, 2013 to July 26, 2015. As of December 31, 2013, Changyou had repurchased under the share repurchase program 590,500 of its ADSs, representing 1,181,000 ordinary shares, at an aggregate cost of approximately $17.3 million.

As of December 31, 2013, Sohu held approximately 68% of the combined total of Changyou’s outstanding ordinary shares and controlled approximately 83% of the total voting power in Changyou. As Sohu is Changyou’s controlling shareholder, we consolidate Changyou in our consolidated financial statements, but recognize a noncontrolling interest reflecting the economic interest in Changyou held by shareholders other than Sohu.

17173 Transaction

On December 15, 2011, pursuant to an agreement entered into on November 29, 2011, we closed the sale by Sohu to Changyou of certain assets associated with the business of 17173.com (the “17173 Business”) for fixed cash consideration of $162.5 million. In connection with this transaction, Sohu and Changyou revised the existing non-competition agreement between them to provide Sohu’s agreement not to compete with Changyou in the 17173 Business for a period of five years following the closing of Changyou’s acquisition of the 17173 Business and to remove the prior prohibition on Changyou’s competing with Sohu in the 17173 Business. After the closing of the sale, we continued to consolidate the results of operations of the 17173 Business in our consolidated financial statements.

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

PRODUCTS AND SERVICES

Online Advertising Business

Brand Advertising Business

Our brand advertising business, which is primarily conducted through Chinese language-based online products and services, is provided by our three core business platforms: Sohu.com, Focus.cn and 17173.com.

Sohu.com

Sohu.com consists of sophisticated Chinese language Web navigational capabilities, a series of content channels, a video platform and Web-based communication and community services. We offer a variety of free channels that provide comprehensive content, such as news, entertainment, sports, automobile, business and finance.

•	The news channel aggregates feeds from media and information providers, such as Xinhua News Agency, People’s Daily, Associated Press and Reuters. The news channel covers a variety of topics such as politics, society and military matters.

•	The entertainment channel contains extensive coverage of entertainment areas that are of interest to Chinese users, including movies, television programs, plays, operas and popular and classical music.

•	The sports channel offers multimedia news and information on a wide range of sporting events, and features domestic and international sports matches.

•	The automobile channel (auto.sohu.com) provides a large database of car models that can be sorted and ranked based on key parameters. It also provides features about automobiles, news, and product reviews. In addition, it offers local auto market updates and dealership information through a network of 46 local city Websites.

•	The business and finance channel provides business and financial news coverage, financial product information, and real-time stock quotes from major stock exchanges. Sohu.com also provides the latest news and content through Sohu WAP portal (m.sohu.com) and Sohu News App, our mobile news application for mobile phones, tablets and other Internet-enabled mobile devices. Sohu News App allows users to subscribe to third-party publications and browse, download and comment on a broad array of content with personalized functions. As of December 31, 2013, Sohu News App had over 160 million installations.

Sohu Video (tv.sohu.com) is a major online video service provider in China. We deliver licensed professionally produced video content, original in-house produced video content, and user-generated content. We provide users free access to most of our extensive and comprehensive video content library, such as popular domestic and overseas television dramas, movies, variety shows, in-house produced shows and programs, news, documentaries, animations, entertainment related contents, live television Webcasts, and user-generated content. We also offer selected fee-based content such as high definition movies, educational content, and documentaries. Users can also access our comprehensive video content via mobile devices by visiting our mobile video site or installing Sohu Video App, our mobile video application.

We also offer a range of communication and community tools for our Chinese online users that are important in promoting user affinity to our network, such as Micro-blog, Message Board, Blog, and e-mail services. The Micro-blog enables our users to follow the most discussed topics online as well as people they know. Users may send and view feeds in the form of text and multimedia (photo, video and music) content to their opted-in followers. The Message Boards allows users to post and exchange information on message boards. The Blog is an interactive and customized platform for users to build their personalized space by posting their articles and pictures, uploading videos, and sharing information among users. E-mail offers free e-mail services with up to two gigabytes of storage and premium mail services with different features.

Focus.cn

Focus.cn is one of the leading real estate Websites in China. With diversified online content of new homes, resale properties and home furnishing services, Focus.cn provides comprehensive information and solutions for house seekers, homeowners and buyers of home furnishing services.

17173.com

17173.com is a leading game information portal in China that provides news, electronic forums and other information services with respect to online games to game players, and is now operated by Changyou. With strong expertise in running the Website, building a game community and developing relationships with advertisers in the online game industry, 17173.com is one of the largest game information and community Websites in China and is widely recognized as a market leader among game Websites in China. The 17173.com Website has won the “Best Game Media” award for ten consecutive years from 2004 to 2013 at the Annual Game Industry Awards Gala.

Business Model

In the brand advertising business, we enjoy a strong competitive position as one of the leading Internet companies in China. Through the platforms described above, we have built a strong and sizeable user base through the superior user experiences provided by our product and services. This user base is highly appealing to advertisers. Through PCs and mobile devices, we provide advertisement placements to advertisers on our different Websites and in different formats, which can include, among other things, banners, links, logos, buttons, full screen, pre-roll, mid-roll, post-roll, or pause advertisements. We charge advertisers on a time basis with fixed fees (“Fixed Price model”). We also use performance-based pricing models, consisting primarily of Cost Per Impression (“CPM”), to charge advertisers. Our standard advertising charges vary depending on a number of factors, including the advertisement’s location within our Website, the content and the geographical location where the advertisement is displayed or broadcasted, and the devices that users employ. Discounts from standard rates are typically provided for higher-volume, longer-term advertising contracts, and may be provided for promotional purposes. For our real estate business, we also generate revenues by selling paid memberships through which potential home buyers can purchase properties from our partner developers at discounts.

We rely on both direct sales by our internal sales force and sales by advertising agents for advertising on our Websites. During the year ended December 31, 2013, approximately 6,480 companies advertised on our Websites. Our customers include multinational companies that have significant operations in Chinese markets, many of which are Fortune 500 companies, as well as numerous Chinese domestic companies. We continue focusing on multinational and Chinese domestic companies as our key advertisers. In 2013, sales to our five largest advertisers accounted for approximately 9% of total brand advertising revenues. We have entered into agreements with each of these advertisers. Most of these agreements have terms of less than 12 months.

As of December 31, 2013, we had obligations to provide, and advertisers had obligations to purchase, advertising services under existing contracts in the amount of $5.3 million, which are required to be provided during the year ending December 31, 2014.

Search and Others Business

Products and Services for Users

Our search and others business is conducted via Sogou, a subsidiary of Sohu. Sogou is a leading online search, client software and mobile Internet product provider in China. Sogou provides products including Sogou Pinyin, Sogou Browser, Sogou Web Directory and Sogou Search to China’s online users.

Sogou Pinyin

Sogou Pinyin is the No. 1 Chinese character input method software on PCs in China as measured by user base, according to iResearch. In December 2013, Sogou Pinyin had 455 million monthly active users and a user penetration rate of 91% in China, according to iResearch. Sogou Pinyin, which we developed in-house, has a vocabulary database that is tied to the search queries database of the Sogou search engine and can capture the latest trends in words used by Internet users. Since its launch in 2006, Sogou Pinyin continues to gain popularity and expand market share through superior product quality and effective marketing campaigns. In 2008 we launched a mobile version of Sogou Pinyin and have regularly updated it with new versions. Among its many innovative features, Sogou Pinyin’s mobile version enables multimedia (voice and image) input, frequently-used vocabulary input, and vocabulary sync between mobile devices and PCs, backed by cloud technology.

Sogou Browser

Sogou Browser is our self-developed PC-based browser that is designed with technologies to make the Web-navigation faster, safer, and easier. Sogou browser has a dual-core network-layer system which can accelerate browsing speed and substantially enhance the experience of a user accessing the Internet. Sogou Browser has many distinguishing features, including embedded playing of Web video, quick proxy functions for education networks, a smart address bar, privacy protection mode, and a column for the most-visited Websites. We also provide users with a mobile version of Sogou Browser. We regularly upgrade Sogou Browser to add features to meet the evolving needs of Chinese Internet users.

Sogou Web Directory

The Sogou Web Directory, the default homepage of Sogou Browser, is a popular Chinese Web directory navigation site which serves as a key access point to popular and preferred Websites and applications.

Sogou Search

Sogou Search is conducted through Sogou.com. Sogou.com, which means “Search Dog,” is Sogou’s proprietary search engine launched in August 2004. Sogou.com performs interactive searches of billions of Web pages using advanced algorithms. Upon a search query, the user is taken through a fast and convenient interactive process to reach the most relevant selection of integrated Website and page search results. Sogou provides our users with high updating speeds, short response times and accurate search results, based on a large database capacity of over 140 billion retrieved pages. We also provide mobile-specific search applications to mobile device users. In November 2013, we launched Sogou Search App, a dedicated search application for Android-based smart phones. By embedding voice-activated search, intuitive display of search results and personalized features to retrieve search records, Sogou Search App offers a productive and optimized mobile search experience. We plan to continue to invest in improving users’ access to Sogou Search through their desktop and mobile devices.

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

Online marketing services on the Sogou Web Directory

Online marketing services on the Sogou Web Directory mainly consist of displaying advertiser Website links on the Web pages of the Sogou Web Directory. We charge advertisers based on the duration of the display of their Website links on the Web pages of the Sogou Web Directory.

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

Online Game Business

Online Games

Our online game business is conducted via Sohu’s majority-owned subsidiary Changyou. Changyou is a leading online game developer and operator in China as measured by the popularity of its MMOG TLBB, and its Web games DDTank and Wartune, which Changyou developed in-house. Changyou engages in the development, operation and licensing of online games for PCs and mobile devices. This includes MMOGs, which are interactive online games that may be played simultaneously by hundreds of thousands of game players, Web games, which are played over the Internet using a Web browser, and mobile games, which are played on mobile devices and require an Internet connection. We also own and operate a number of Web properties and software applications for PCs and mobile devices (collectively, “platform channels”) related to games, including the 17173.com Website, one of the leading information portals for game players in China, the 37wanwan.com Website, a games portal that provides a collection of Web games to game players, and Raidcall, free social communication software that is used by hardcore and casual gamers. For the three months ended December 31, 2013, the games that Changyou operates had approximately 25 million total average monthly active accounts. For the three months ended December 31, 2013, Changyou’s platform channels had approximately 149 million total average monthly active accounts.

All of Changyou’s games are operated under the item-based revenue model, where game players play the games for free but can purchase virtual items to enhance the game-playing experience. Changyou’s games vary in theme and span a number of genres, and attract a diverse community of game players. Changyou’s games also connect players with each other and with their friends who share a common interest in playing Changyou’s games. The primary games which Changyou is currently operating and plans to operate include the following:

Online Games in Operation

TLBB

TLBB is a popular martial arts MMOG in China that is adapted from the popular Chinese martial arts novel “Tian Long Ba Bu,” which means “Novel of Eight Demigods,” written by the famous writer Louis Cha. Since TLBB’s launch in May 2007, we have regularly developed new content and released game updates in the form of expansion packs for the game. TLBB has won various awards in China, including the 2008 “Best Self-Developed Online Games (First Place)” and the 2008 and 2009 “Most Liked Online Games by Game Players (First Place)” awards at the China Digital Entertainment Expo and Conference, or ChinaJoy. Its expansion packs, TLBB2, TLBB3 and New TLBB, won the 2010 “Most Liked Online Games by Game Players” award, the 2011 “Best Self-Developed Online Games” award, and the 2013 “Most Liked Online Games by Game Players” award, respectively, at ChinaJoy. TLBB was chosen as one of the 2012 “Most Liked Online Games by Game Players” at ChinaJoy. TLBB is currently licensed to third-party operators in Vietnam, Taiwan, Hong Kong, Malaysia and Thailand. Changyou also operates a modified version of TLBB in the U.S.

DDTank

DDTank is a popular 2D multi-player, combat and role-playing Web game in China. Game players control avatars to compete with other game players. Avatars can earn or buy various weapons, potions, magic rings, rockets and other items to increase competitiveness and enhance the game experience. Since DDTank’s launch in March 2009, Changyou has regularly released updates and more significant enhancements for the game. DDTank has won numerous game awards, including the “Baidu Outstanding Web Game” award in 2010 and 2012 and “One of the Top Ten Favorite Web Games” by the SAPPRFT in 2010 and 2011. DDTank was also the most searched-for casual Web game on Baidu.com for the 12 months ended each of June 30, 2012 and June 30, 2013, according to Baidu. Changyou also jointly operates DDTank with third-party operators overseas. DDTank has been launched in 15 different language versions.

Wartune

Wartune is a popular 2.5D role-playing and quasi real-time strategy Web game launched in December 2011 in China. Wartune is set in a mythical western universe where players build their own kingdoms in a virtual world where they must fight against a demonic race by developing their own villages and armies. Wartune won the “Baidu Outstanding Web Game” award in 2012 and the “Most Liked Web Games by Game Players” award at ChinaJoy in 2013. Changyou also jointly operates Wartune with third-party operators overseas. Wartune has been launched in 15 different language versions.

Online Games in Pipeline

Changyou has several MMOGs, Web games and mobile games in its pipeline with different graphic styles, themes and features to appeal to different segments of the online game player community. Games in Changyou’s pipeline include, among others:

•	MMOGs - a self-developed MMOG, Yong Zhe Zhi Xin (“YZZX”), and three licensed MMOGs, Echo of Soul, Asta, and Fantasy Frontier Online;

•	Web games - two self-developed Web games, Jian Ying (“JY”), Shen Zhi Huang Guan (“SZHG”); and

•	Mobile games - several jointly-developed mobile games adapted from intellectual property that Changyou directly owns or has acquired the exclusive rights to from third-parties.

Mobile Business

Our mobile business offers mobile related services through different types of mobile products to mobile phone users through cooperation with China mobile network operators. The mobile products mainly consist of SMS, mobile games, RBT, IVR, and mobile video. A majority of the content is purchased from third-party content providers.

Others Business

Our others business primarily includes offering IVAS with respect to Web games developed by third-party developers under revenue-sharing arrangements with the developers, offering cinema advertisement slots to be shown in theaters before the screening of movies, and sub-licensing of licensed video content to third parties.

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

Online Advertising Business

Brand Advertising Business

In the PRC Internet space, competition for brand advertising business is intense and is expected to increase significantly in the future. We compete with our peers and competitors in China primarily on the following basis:

•	technological advancements;

•	attractiveness of products;

•	brand recognition;

•	volume of traffic and users;

•	quality of Websites and content;

•	quality and quantity of professionally-made and licensed video content;

•	strategic relationships;

•	quality of services;

•	effectiveness of sales and marketing efforts;

•	talent of staff; and

•	pricing.

Over time, our competitors may gradually build certain competitive advantages over us in terms of:

•	greater brand recognition among Internet users and clients;

•	better products and services;

•	larger user and customer bases;

•	more extensive and well developed marketing and sales networks; and

•	substantially greater financial and technical resources.

There are a number of existing or new PRC Internet companies, including those controlled or sponsored by private entities and by PRC government entities. As an Internet portal, we compete with various portals, including Tencent, Sina Corporation (“Sina”), and NetEase.com, Inc. (“NetEase”), and vertical sites, such as Autohome Inc.(“Autohome”), Bitauto Holdings Limited (“BitAuto”), Youku Tudou Inc. (“Youku Tudou”), Beijing Xin Lian Xin De Advertising Media Co., Ltd. (“iQIYI”), SouFun Holdings Limited (“SouFun”), E-House (China) Holdings Limited (“E-House”), and YY Inc. (“YY”).

In addition, we compete with operators of leading global Websites and Internet service providers, including Microsoft Corporation (“Microsoft”), which are currently offering, and could expand, online products and services targeting China. These sites and companies compete with us for user traffic, advertising dollars, Internet services, mobile services and potential partners.

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

Search and Others Business

Our search and others business mainly consists of pay-for-click services, as well as online marketing services on the Sogou Web Directory. Pay-for-click services face intense competition from other search engines, such as Baidu.com (“Baidu”), so.com of Qihoo 360 Technology Co., Ltd. (“Qihoo”), Google.com (“Google”), Youdao of Netease, and Bing of Microsoft. Online marketing services on the Sogou Web Directory also face intense competition from other Chinese Web directories, such as the 360 Personal Start-up Page of Qihoo, Hao 123.com of Baidu, 2345.com of Shanghai Ruichuang Internet Technology Development Co., Ltd. and 123.duba.net of Kingsoft Corporation Limited.

Moreover, we compete with other technology-driven companies on developing and promoting client-end software. For example, we developed and launched the Sogou Pinyin Input method in 2006. We launched our self-developed Sogou Browser in 2008, and have provided regular upgrades since then. However, many companies, such as Baidu, Google, Tencent, Qihoo, Microsoft, Maxthon International Limited, Mozilla Corporation and Kingsoft have presented their own pinyin input methods or browsers that compete with us.

Our existing and potential competitors compete with us for users and advertising customers on the basis of the quality and quantity of search results, the features, availability and ease of use of products and services, and the number of marketing and distribution channels. They also compete with us for talent with technological expertise, which is critical to the sustained development of our products and services. We also face competition from traditional forms of media.

Online Game Business

For our online game business, we compete principally with the following three groups of competitors in China:

•	online game developers and operators in China, including Tencent, NetEase, Shanda Games Limited (“Shanda”), Perfect World Co., Ltd. (“Perfect World”), Giant Interactive Group Inc., NetDragon Websoft Inc., Kingsoft Corporation Limited, Shenzhen ZQGame Co., Limited, and Taomee Holdings Limited;

•	other private companies in China devoted to game development or operation, many of which are backed by venture capital; and

•	international competitors.

Our MMOGs currently compete with, among others, the following MMOG developers and operators in China:

•	Fantasy Westward Journey, developed and operated by NetEase;

•	World of Warcraft, developed by Blizzard Entertainment and operated by NetEase in China;

•	Asktao, developed and operated by Beijing Guangyu Huaxia Technology Limited;

•	Dungeon and Fighter, Cross Fire and League of Legends developed and operated by Tencent;

•	Dragon Nest, developed by Eyedentity Games and operated by Shanda;

•	Eudemons Online, developed and operated by NetDragon Websoft Inc.; and

•	Zhu Xian and Battle of the Immortals, developed and operated by Perfect World.

Our Web games currently compete with, among others, the following Web game developers and operators in China:

•	Arrogant Sword, developed by Gamewave Group Limited;

•	Dynasty Saga, developed by Shanghai Game Reign Network Technology Co., Limited;

•	Dream Immortality, developed by Guangzhou Feiyin Information Technology Limited;

•	Shen Xian Dao, developed by Xiamen Guanghuan Information Technology Limited; and

•	Qi Xiong Zheng Ba, developed by Beijing Youxigu Information Technology Limited.

Our game information portal operated through the 17173.com Website currently competes in China with, among others, the following game information portals in China:

•	Duowan.com, operated by YY Inc.; and

•	game.qq.com, operated by Tencent.

Our existing and potential competitors in the online games industry compete with us for talent, game player spending, time spent on game playing, marketing activities, quality of games, and distribution network. Our existing and potential competitors in the online advertising industry compete with us for talent, advertiser spending, number of unique visitors, number of page views, visitors’ time spent on Websites, and quality of service.

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

Various aspects of the PRC Internet industry are regulated by various PRC governmental authorities, including:

•	the Ministry of Industry and Information Technology (“MIIT”);

•	the Ministry of Culture (“MOC”);

•	the Ministry of Public Security (“MPS”);

•	the Ministry of Commerce (“MOFCOM”);

•	the State Administration of Industry and Commerce (“SAIC”);

•	the State Administration of Press, Publication, Radio, Film and Television (“SAPPRFT”), which resulted from the merger of the former General Administration of Press and Publication, or (“GAPP”), with the former State Administration of Radio, Film and Television (“SARFT”), in March 2013. The “SAPPRFT” as used in this report refers to the governmental authority that resulted from the merger, as well as to the GAPP and the SARFT separately for periods prior to the merger;

•	the PRC State Council Information Office (“SCIO”); and

•	the State Administration of Foreign Exchange (“SAFE”).

Our Current PRC Corporate Structure

We have the direct or indirect subsidiaries in China (collectively the “China-based subsidiaries”, or the “PRC subsidiaries”):

Subsidiaries

Corporate

•	Sohu Software, established in 2003 as a wholly foreign-owned enterprise, (“WFOE”), of Sohu Hong Kong; and

•	New Software, established in 2008 by Sohu Era.

For the Online Advertising Business

Brand Advertising Business

•	Go2Map Software, a WFOE acquired in 2005 as a result of the acquisition of Go2Map Inc;

•	Sohu Media, established in 2006 as a WFOE of Sohu Hong Kong;

•	Sohu New Momentum, established in 2010 as a WFOE of Sohu Hong Kong;

•	Focus Time, established in 2010, in which Sohu Media holds 60% of the equity interest; and

•	Video Tianjin, established in 2011 as a WFOE of Video Hong Kong.

Search and Others Business

•	Sogou Technology, established in 2006 as a WFOE of Sogou BVI; and

•	Sogou Network, established in 2012 as a WFOE of Vast Creation.

For the Online Game Business

•	AmazGame, established in 2007 as a WFOE of Changyou HK;

•	Gamespace, established in 2009 as a WFOE of Changyou HK;

•	ICE Information, acquired in 2010 as a WFOE as a result of the acquisition of ICE Entertainment (HK) Limited;

•	Yang Fan Jing He, established in 2010 by AmazGame;

•	Shanghai Jingmao, acquired in 2010 by Yang Fan Jing He;

•	Beijing Jingmao, established in 2010 by Shanghai Jingmao and acquired in 2012 by Yang Fan Jing He;

•	Shanghai Hejin, acquired in 2010 by Yang Fan Jing He;

•	7Road Technology, organized in 2012 as a WFOE of 7Road.com HK, which is a wholly-owned subsidiary of 7Road; and

•	Beijing Changyou RaidCall Internet Technology Co., Ltd., a PRC company that we established in December 2013.

The last nine companies listed above are indirect subsidiaries of Changyou.com Limited, which is our independently-listed majority-owned subsidiary.

For the Mobile Business

•	Sohu Era, established in 2003 as a WFOE of Sohu Hong Kong.

On December 17, 2013, we completed the liquidation of one of our former subsidiaries, Beijing Fire Fox, a PRC company that was 100% owned by Sohu Era.

Variable Interest Entities

We have also established or acquired in China the VIEs described below to perform value-added telecommunications services because of PRC restrictions on direct foreign investment in and operation of value-added telecommunications businesses, which are discussed further below under “Specific Regulations-Regulation of Foreign Direct Investment in Value-Added Telecommunications Companies.” We entered into contractual arrangements between our VIEs and our PRC subsidiaries to perform a substantial portion of our operations, including those of the brand advertising business, the search and other business, the online game business and the mobile business. With the exception of Intelligence World, which is accounted for under the equity method, these entities are consolidated in Sohu’s consolidated financial statements, and noncontrolling interest is recognized when applicable.

Corporate

•	High Century, a PRC company that we established in 2001. High Century operates as an investment holding company in China. Dr. Charles Zhang, the Company’s Chairman of the Board and Chief Executive Officer, and Wei Li held 80% and 20% interests, respectively, in High Century as of December 31, 2013;

•	Sohu Entertainment, a PRC company that we established in 2002. Xin Wang ( Belinda Wang), the Company’s Co-President and Chief Operating Officer, and Ye Deng, a Vice President of the Company, held 80% and 20% interests, respectively, in Sohu Entertainment as of December 31, 2013; and

•	Sohu Internet, a PRC company that we established in 2003. High Century and Sohu Entertainment held 75% and 25% interests, respectively, in Sohu Internet as of December 31, 2013.

For the Online Advertising Business

Brand Advertising Business

•	Donglin, a PRC company that we established in 2010. Donglin engages in the advertising business. High Century and Sohu Internet each held a 50% interest in Donglin as of December 31, 2013;

•	Pilot New Era, a PRC company that we established in 2010. Pilot New Era engages in the advertising business. High Century and Sohu Internet each held a 50% interest in Pilot New Era as of December 31, 2013;

•	Focus Yiju, a PRC company that we acquired in August 2011. Focus Yiju engages in the advertising business. High Century held a 100% interest in Focus Yiju as of December 31, 2013;

•	Zhi Hui You, established in 2011, with its name changed from 17173 Network to Zhi Hui You on December 14, 2012. Zhi Hui You engages in the technology development and advertising businesses. Jing Zhou and a third party each held a 50% interest in Zhi Hui You as of December 31, 2013;

•	Tianjin Jinhu, a PRC company that we established in November 2011. Tianjin Jinhu provides video program production and performance and artist agency services in China. Ye Deng and Xuemei Zhang each held a 50% interest in Tianjin Jinhu as of December 31, 2013; and

•	Intelligence World, a PRC company acquired in 2012. Intelligence World engages in the technology development and online advertising businesses. Wei Li and third parties held 25% and 75%, respectively, of interests in Intelligence World as of December 31, 2013.

Search and Others Business

•	Sogou Information, a PRC company that we established in December 2005. Sogou Information provides Search and other Internet information services in China. As of January 3, 2014, Xiaochuan Wang, Sogou’s Chief Executive Officer, High Century and Tencent held 10%, 45% and 45% interests, respectively, in Sogou Information. Sogou Information is indirectly controlled by Sogou Inc., our majority-owned search subsidiary.

•	Shi Ji Guang Su, a PRC company engaged in Soso search-related businesses which was acquired by Sogou Information in September 2013 as part of the Sogou-Tencent Transactions. Sogou Information held a 100% interest in this entity as of December 31, 2013.

For the Online Game Business

•	Gamease, a PRC company that we established in August 2007. Gamease provides online game services in China. Tao Wang, Chief Executive Officer of Changyou, and Dewen Chen, President of Changyou, held 60% and 40% interests, respectively, in Gamease as of December 31, 2013;

•	Shanghai ICE, a PRC company that we acquired in May 2010. Shanghai ICE provides online game services in China. Runa Pi and Rong Qi each held a 50% interest in Shanghai ICE as of December 31, 2013;

•	Guanyou Gamespace, a PRC company that we established in August 2010. Guanyou Gamespace provides online game services in China. Tao Wang and Dewen Chen held 60% and 40% interests, respectively, in Guanyou Gamespace as of December 31, 2013;

•	Shenzhen 7Road, a PRC company that was established in January 2008. Gamease, which is one of Changyou’s VIEs, acquired 68.258% and the remaining 31.742% of the equity interests in Shenzhen 7Road, respectively, in May 2011 and June 2013. Shenzhen 7Road engages in Web game development and operations in China and internationally. Gamease held a 100% interest in Shenzhen 7Road as of December 31, 2013;

•	Doyo, a PRC company acquired by Guanyou Gamespace in 2013. Guanyou Gamespace held a 100% interest in Doyo as of December 31, 2013; and

•	Beijing Changyou e-pay Co. Ltd., a PRC company that we established in December 2013.

The last six companies are indirectly controlled by Changyou, which is our independently-listed majority-owned subsidiary.

For the Mobile Business

•	GoodFeel, a PRC company that we acquired in 2004. GoodFeel provides value-added telecommunication services in China. James Deng and Jing Zhou held 58.1% and 41.9% interests, respectively, in GoodFeel as of December 31, 2013;

•	21 East Beijing, a PRC company that we acquired in 2006. 21 East Beijing engages in the entertainment business in China. High Century held a 100% interest in 21 East Beijing as of December 31, 2013; and

•	Yi He Jia Xun, a PRC company that we acquired in 2011. Yi He Jia Xun provides value-added telecommunication services in China. Gang Fang and Yanfeng Lv each held a 50% interest in Yi He Jia Xun as of December 31, 2013.

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

In the opinion of Haiwen, our China-based subsidiaries and VIEs have satisfied the requirements for business licenses.

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

On March 1, 2009, the MIIT issued the Measures on the Administration of Telecommunications Business Operating Permits (the “Telecom License Measures”) , which became effective on April 10, 2009, to supplement the Telecom Regulations and replace the previous Administrative Measures for Telecommunications Business Operating Licenses (the “2001 Telecom Operating Measures”). The Telecom License Measures confirm that there are two types of telecom operating licenses for operators in China, one for basic telecommunications services and one for value-added telecommunications services. A distinction is also made as to whether a license is granted for “intra-provincial” or “trans-regional” (inter-provincial) activities. An appendix to each license granted will detail the permitted activities of the enterprise to which it was granted. An approved telecommunication services operator must conduct its business (whether basic or value-added) in accordance with the specifications recorded in its Telecommunications Services Operating License.

On August 31, 2009, November 19, 2010 and November 11, 2011 respectively, the MIIT issued to Yi He Jia Xun, GoodFeel and Sohu Internet renewed Value-Added Telecommunications Services Operating Licenses, each of which authorizes the provision of value-added telecommunication services nationwide. All of these licenses are subject to annual inspections.

Regulation of Foreign Direct Investment in Value-Added Telecommunications Companies

Various PRC regulations currently restrict foreign-invested entities from engaging in value-added telecommunication services, including providing Internet information services and operating online games. Foreign direct investment in telecommunications companies in China is regulated by the Regulations for the Administration of Foreign-Invested Telecommunications Enterprises (“FITE Regulations”), which were issued by the PRC State Council, or State Council, on December 11, 2001, became effective on January 1, 2002 and were amended on September 10, 2008. The FITE Regulations stipulate that foreign invested telecommunications enterprises in the PRC (“FITEs”), must be established as Sino-foreign equity joint ventures. Under the FITE Regulations and in accordance with WTO-related agreements, the foreign party to a FITE engaging in value-added telecommunications services may hold up to 50% of the equity of the FITE, with no geographic restrictions on its operations. The PRC government has not made any further commitment to liberalize its regulation of FITEs.

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

On July 13, 2006, the MIIT issued the Notice of the Ministry of Information Industry on Intensifying the Administration of Foreign Investment in Value-added Telecommunications Services (the “MIIT Notice”), which reiterates certain provisions of the FITE Regulations. Under the MIIT Notice, if a FITE intends to invest in a PRC value-added telecommunications business, the FITE must be established and must apply for a telecommunications business license applicable to the business. Under the MIIT Notice, a domestic company that holds a license for the provision of Internet content services, or an ICP license, is considered to be a type of value-added telecommunications business in China, and is prohibited from leasing, transferring or selling the license to foreign investors in any form, and from providing any assistance, including providing resources, sites or facilities, to foreign investors to conduct value-added telecommunications businesses illegally in China. Trademarks and domain names that are used in the provision of Internet content services must be owned by the ICP license holder. The MIIT Notice requires each ICP license holder to have appropriate facilities for its approved business operations and to maintain such facilities in the regions covered by its license. In addition, all value-added telecommunications service providers are required to maintain network and information security in accordance with standards set forth in relevant PRC regulations. Our VIEs, rather than our subsidiaries, hold ICP licenses, own our domain names, and hold or have applied for registration in the PRC of trademarks related to our business and own and maintain facilities that we believe are appropriate for our business operations.

In view of these restrictions on foreign direct investment in the value-added telecommunications sector, we established or acquired several domestic VIEs to engage in value-added telecommunications services. For a detailed discussion of our VIEs, please refer to “Our Current PRC Corporate Structure” above. Due to a lack of interpretative materials from the relevant PRC authorities, there are uncertainties regarding whether PRC authorities would consider our corporate structure and contractual arrangements to constitute foreign ownership of a value-added telecommunications business. See “Risks Related to Our Corporate Structure.” In order to comply with PRC regulatory requirements, we operate our main business through companies with which we have contractual relationships but in which we do not have an actual ownership interest. If our current ownership structure is found to be in violation of current or future PRC laws, rules or regulations regarding the legality of foreign investment in the PRC Internet sector, we could be subject to severe penalties.

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

Regulation of the Provision of Internet Content

Internet Information Services

On September 25, 2000, the State Council issued the Measures for the Administration of Internet Information Services (“ICP Measures”). Under the ICP Measures, any entity that provides information to online users on the Internet is obliged to obtain an operating license from the MIIT or its local branch at the provincial or municipal level in accordance with the Telecom Regulations described above.

The ICP Measures further stipulate that entities providing online information services regarding news, publishing, education, medicine, health, pharmaceuticals and medical equipment must procure the consent of the national authorities responsible for such areas prior to applying for an operating license from the MIIT or its local branch at the provincial or municipal level. Moreover, ICPs must display their operating license numbers in conspicuous locations on their home pages. ICPs are required to police their Websites and remove certain prohibited content. Many of these requirements mirror Internet content restrictions that have been announced previously by PRC ministries, such as the MIIT, the MOC, and the SAPPRFT, that derive their authority from the State Council.

Most importantly for foreign investors, the ICP Measures stipulate that ICPs must obtain the prior consent of the MIIT prior to establishing an equity or cooperative joint venture with a foreign partner.

On April 26, 2011, the Beijing Telecom Administration (“BTA”) issued to Sogou Information a renewed Telecommunications and Information Services Operating License (“ICP license”). On August 13, 2012, the Shanghai Telecom Administration issued to Shanghai ICE a renewed ICP license. On October 17, 2012, the BTA issued to Guanyou Gamespace a renewed ICP license. On July 19, 2011, the Guangdong Telecom Administration issued to Shenzhen 7Road an ICP license. On August 6, 2013, the BTA issued to Sohu Internet a renewed ICP License. On October 31, 2013, the BTA issued to Gamease a renewed ICP license. All of these ICP licenses are subject to annual inspections.

In 2000, the MIIT promulgated the Internet Electronic Bulletin Service Administrative Measures (“BBS Measures”). The BBS Measures required ICPs to obtain specific approvals before they provided BBS services, which included electronic bulletin boards, electronic forums, message boards and chat rooms. In July 2010, these approval requirements with respect to the operation of BBS services were terminated by a decision issued by the State Council, but in practice certain local authorities still require operating companies to obtain approvals for the operation of BBS services. The ICP licenses held by Sohu Internet, Sogou Information, Gamease and Guanyou Gamespace include such specific approval of the BBS services that they provide. However, although Shenzhen 7Road provides BBS services, its ICP license does not specifically permit the operation of BBS services. It is unclear whether Shenzhen 7Road’s provision of BBS services is in violation of applicable regulations. In order to avoid the possibility of being challenged by the relevant local authorities with respect to the absence of specific approval for its BBS services, Shenzhen 7Road has applied to the Guangdong Communications Administration for amendment of its ICP license to permit or continue to permit the operation of BBS services. Shenzhen 7Road has been orally informed by Guangdong Communications Administration that there is no specific authority to approve BBS services in Shenzhen now and that new regulations regarding the provision of BBS services may be released in 2014 or 2015. If relevant PRC authorities were to determine that Shenzhen 7Road’s provision of BBS services is in violation of the BBS Measures due to the absence of such specific approval, Shenzhen 7Road could be subject to fines up to five times the income it generated from such services and other penalties, including the shutdown of its Websites.

On December 29, 2011, the MIIT issued Several Provisions for Standardizing the Market Order of Internet Information Services (“Several Provisions”) which took effect on March 15, 2012. With the aim of promoting the healthy development of the Internet information services market in China, the Several Provisions strengthen the regulation of the operations of Internet information service providers, including prohibiting Internet information service providers from infringing the rights and interests of other Internet information service providers, regulating evaluations provided by Internet information service providers regarding the services and products of other Internet information service providers, and regulating the installation and running of software by Internet information service providers. The Several Provisions also provide various rules to protect the interests of Internet information users, such as requesting Internet information service providers to take measures to protect the privacy information of their users and prohibiting Internet information service providers from cheating and misleading their users.

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

Internet Medical, Health and Pharmaceuticals Information Dissemination

On May 1, 2009, the Ministry of Health (“MOH”) issued the Measures for the Administration of Internet Medical and Healthcare Information Services which replaced the previous Measures for the Administration of Internet Medical and Health Information Services issued by the MOH on January 8, 2001. These measures stipulate that the MOH is responsible for reviewing the qualifications of Websites and approving their publication of health-related information. In addition, under the Measures for the Administration of Internet Pharmaceuticals Information Services issued by the State Food and Drug Administration (“SFDA”) on July 8, 2004, the formal approval of the SFDA or one of its local branches is required before a Website may disseminate information concerning pharmaceuticals.

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

Online Audiovisual Transmission

On July 6, 2004, the SAPPRFT issued the Measures for the Administration of the Transmission of Audiovisual Programs over Internet and other Information Networks, which came into effect on October 11, 2004. These measures provide that Websites authorized to disseminate news may apply to the SAPPRFT to obtain a Permit for the Network Transmission of Audiovisual Programs, allowing the online dissemination of streaming video. On June 20, 2011, Sohu Internet received a Permit for the Network Transmission of Audiovisual Programs issued by the SAPPRFT.

On December 20, 2007, the SAPPRFT and the MIIT jointly issued the Rules for the Administration of Internet Audiovisual Program Services (“Document 56”), which came into effect as of January 31, 2008. Document 56 requires all online audio and video service providers to be either state-owned or state-controlled. They also encourage state-owned entities to actively invest in online audiovisual services. However, at a press conference held on February 3, 2008 the SAPPRFT and the MIIT clarified that online audio-visual service providers that were already lawfully operating prior to the issuance of Document 56 may re-register and continue to operate without becoming state-owned or controlled, provided that such providers do not engage in any unlawful activities. This exemption will not be granted to service providers set up after Document 56 was issued. As we were already engaged in online audiovisual transmission prior to the issuance of Document 56, we are presumably exempted from the requirement of being state-owned or state-controlled.

On March 30, 2009, the SAPPRFT released a Notice on Strengthening the Administration of Online Audiovisual Content (the “March 2009 SAPPRFT notice”). This notice requires that only those films or TV programs that have already obtained from the SAPPRFT a Film Public Screening Permit, TV Drama Distribution Permit, TV Animation Distribution Permit, or TV Documentary Film Screening Permit are allowed to be transmitted via audiovisual Websites. These permits are mandatory for all films and programs shown on TV and in cinemas in China and must be obtained before such film or TV or program is allowed to be released. The approval applications for the Film Public Screening Permit, Television Drama Distribution Permit, Television Animation Distribution Permit or Television Documentary Film Screening Permit are extremely difficult and time-consuming, and the SAPPRFT currently does not enforce very strictly the requirements regarding these permits. As a result, we believe that most foreign audiovisual programs transmitted via the Internet in China do not have such permits. The SAPPRFT’s current approach does not necessarily mean, however, that it will forego enforcing these permit requirements in the future. In addition, the March 2009 SAPPRFT notice requires audiovisual Websites to enhance their copyright protection systems, and to take appropriate measures to protect the legitimate rights and interests of copyright holders. Operators of such sites must hold, or have a license in, the copyright to all content that they transmit.

Internet Publishing

The Provisional Rules for the Administration for Internet Publishing (“Internet Publishing Rules”), jointly issued by the SAPPRFT and the MIIT on June 27, 2002, define “Internet publications” as works that are either selected or edited to be published on the Internet or transmitted to end-users through the Internet for the purposes of browsing, reading, using or downloading by the general public. Such works primarily include content or articles (a) formerly published publicly in other media such as books, newspapers, periodicals, audio-visual products and electronic publications and (b) literature, art and articles on natural science, social science, engineering and other topics that have been edited. Under the Internet Publishing Rules, Web portals such as ours are required to apply to and register with the SAPPRFT before distributing Internet publications.

On December 22, 2010, Sohu Internet obtained a renewed Internet publishing license issued by the SAPPRFT. For the details of the Internet publishing licenses held by Changyou’s VIEs, see Specific Regulations - Regulation of the Online Game Services – Online Games and Culture Products.”

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

In September 2011, November 2011, August 2013, July 2013, August 2013 and January 2014, respectively, the MOC issued a renewed Online Culture Operating Permit to Sogou Information, Sohu Internet, Gamease, Guanyou Gamespace, Shenzhen 7Road and Shanghai ICE, authorizing these entities to provide relevant online services. These permits are subject to annual inspections.

Information Security and Censorship

The principal pieces of PRC legislation concerning information security and censorship are:

•	The Law of the People’s Republic of China on the Preservation of State Secrets (1988, as amended in 2010) and related Implementing Rules (1990);

•	The Law of the People’s Republic of China Regarding State Security (1993) and related Implementing Rules (1994);

•	Rules of the People’s Republic of China for Protecting the Security of Computer Information Systems (1994);

•	Administrative Regulations for the Protection of Secrecy on Railway Computer Information Systems Connected to International Networks (1999);

•	Regulations for the Protection of State Secrets for Computer Information Systems on the Internet (2000);

•	Notice issued by the Ministry of Public Security of the People’s Republic of China Regarding Issues Relating to the Implementation of the Administrative Measure for the Security Protection of International Connections to Computer Information Networks (2000);

•	The Decision of the Standing Committee of the National People’s Congress Regarding the Safeguarding of Internet Security (2000) which has been amended in 2009; and

•	Measures for the Administration of Commercial Website Filings for the Record (2004).

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

Under the aforementioned legislation, it is mandatory for Internet companies in the PRC to complete security filing procedures with the local public security bureau and for them provide regular updates to the local public security bureau regarding information security and censorship systems for their Websites. In this regard, on October 1, 2004, the Administrative Rules on the Filing of Commercial Websites (“Commercial Websites Filing Rules”)were promulgated by the Beijing Administration of Industry and Commerce (Beijing AIC), to replace the Detailed Implementing Rules for the Measures for the Administration of Commercial Website Filings for the Record promulgated by the Beijing AIC on September 1, 2000. The Commercial Websites Filing Rules state that operators of commercial Websites must comply with the following requirements:

•	they must file with the Beijing AIC and obtain electronic registration marks for the Websites;

•	they must place the registration marks on the Websites’ homepages; and

•	they must register the Website names with the Beijing AIC.

Sohu Internet and Changyou have successfully registered the Sohu.com Website, the Changyou.com Website and the cy.com Website with the Beijing AIC and the electronic registration marks for the Websites are prominently placed on the homepages of the Sohu.com Website and the Changyou.com Website and the cy.com Website.

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

Internet Content and Anti-Pornography

The PRC government has promulgated measures relating to Internet content through a number of government authorities, including the MIIT, the MOC, the SAPPRFT and the Ministry of Public Security. These measures specifically prohibit certain Internet activities, including the operation of online games, which results in the publication of any content which is found to, among other things, propagate obscenity, gambling or violence, instigate crimes, undermine public morality or the cultural traditions of the PRC, or compromise State security or secrets. If an ICP license holder violates these measures, the PRC government may revoke its ICP license and shut down its Websites.

In addition, the PRC government has issued several regulations concerning the installation of filter software to filter out unhealthy and vulgar content from the Internet. In April 1, 2009, the Ministry of Education, the MIIT and certain other PRC ministries and agencies issued a notice requiring that, by the end of May 2009, all computer terminals connected with the Internet at all elementary and secondary schools be able to include and operate Green Dam-Youth Escort, which is software aimed at filtering out unhealthy and vulgar content in text and graphics from the Internet and which, according to the Website for the software, may be used to control time spent on the Internet, prohibit access to computer games, and filter out unhealthy Websites. The MIIT further expanded the scope of required use of this filter software by issuing a notice on May 19, 2009 requiring that, effective as of July 1, 2009, all computers manufactured and sold in China have the latest available version of Green Dam-Youth Escort preinstalled when they leave the factory and that all imported computers have the latest available version of Green Dam-Youth Escort preinstalled before being sold in China. Green-Dam Youth Escort is to be preinstalled on the hard drive of the computer or in the form of a CD accompanying the computer and is also to be included in the backup partition and system restore CD. However, on June 30, 2009, the MIIT postponed the implementation of this requirement regarding pre-installation of Green Dam-Youth Escort.

The Chinese government also has stringent regulations on online pornographic information and launched several crackdowns on Internet pornography in 2009. On December 4, 2009, the MIIT and three other PRC government authorities jointly issued the Incentives Measures for Report of Pornographic, Obscene and Vulgar Messages on Internet and Mobile Media (“Anti-Pornography Notice”), to further crackdown on online pornography. Pursuant to the Anti-Pornography Notice, rewards of up to RMB10, 000 will be provided to Internet users who report Websites that feature pornography, and a committee has been established to review such reports to determine an appropriate award. During the Anti-Pornography campaign, many Websites (including mobile Websites) that contained pornography were closed down. In addition, China Mobile Communication Corporation (“China Mobile”) announced a temporary suspension of billing for Wireless Application Protocol (“WAP”) services, as a means of fighting against Websites providing pornographic content.

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

On July 16, 2013, the MIIT issued the Order for the Protection of Telecommunication and Internet User Personal Information (the “Order”). Most of the requirements under the Order that are relevant to ICP operators are consistent with the requirements already established under the MIIT provisions discussed above, except that under the Order the requirements are often more strict and have a wider scope. If an ICP operator wishes to collect or use personal information, it may do so only if such collection is necessary for the services it provides. Further, it must disclose to its users the purpose, method and scope of any such collection or use, and must obtain consent from the users whose information is being collected or used. ICP operators are also required to establish and publish their protocols relating to personal information collection or use, keep any collected information strictly confidential, and take technological and other measures to maintain the security of such information. ICP operators are required to cease any collection or use of the user personal information, and de-register the relevant user account, when a given user stops using the relevant Internet service. ICP operators are further prohibited from divulging, distorting or destroying any such personal information, or selling or providing such information unlawfully to other parties. In addition, if an ICP operator appoints an agent to undertake any marketing or technical services that involve the collection or use of personal information, the ICP operator is still required to supervise and manage the protection of the information. The Order states, in broad terms, that violators may face warnings, fines, and disclosure to the public and, in the most severe cases, criminal liability.

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

Sogou Information applied for an Online Culture Operating Permit and received it on November 9, 2010. The permit was renewed on September 20, 2011.

Regulation of the Online Game Services

Online Games and Cultural Products

In September 2009, the SAPPRFT, together with the National Copyright Administration, and the National Office of Combating Pornography and Illegal Publications jointly issued the Notice on Further Strengthening on the Administration of Pre-examination and Approval of Online Game and the Examination and Approval of Imported Online Game (“SAPPRFT Online Game Notice”). The SAPPRFT Online Game Notice states that foreign investors are not permitted to invest in online game operating businesses in China via wholly foreign-owned entities, China-foreign equity joint ventures or cooperative joint ventures or to exercise control over or participate in the operation of domestic online game businesses through indirect means, such as other joint venture companies or contractual or technical arrangements. If the VIE structure of Changyou was deemed under the SAPPRFT Online Game Notice to be an “indirect means” for foreign investors to exercise control over or participate in the operation of a domestic online game business, the VIE structure of Changyou might be challenged by the SAPPRFT. We are not aware of any online game companies which use the same or similar VIE contractual arrangements as those Changyou uses having been challenged by the SAPPRFT as using those VIE arrangements as an “indirect means” for foreign investors to exercise control over or participate in the operation of a domestic online game business or having been penalized or ordered to terminate operations since the SAPPRFT Online Game Notice first became effective, but it is unclear whether and how the SAPPRFT Online Game Notice might be interpreted or implemented in the future.

On February 21, 2008, SAPPRFT issued the Rules for the Administration of Electronic Publications, (“Electronic Publication Rules”), which regulate the production, publishing and importation of electronic publications in the PRC and outline a licensing system for business operations involving electronic publishing. Under the Electronic Publication Rules and other related regulations issued by the SAPPRFT, online games are classified as a type of electronic publication or Internet publication that may only be provided by a licensed electronic publishing entity with a standard publication code, and establishment of an electronic publishing entity must be approved by the SAPPRFT. Electronic publishing entities are responsible for assuring that the content of electronic publications comply with relevant PRC law and regulations, and must obtain the approval of the SAPPRFT before publishing foreign electronic publications.

The Tentative Measures for Internet Publication Administration (“Internet Publication Measures”), which were jointly promulgated by the SAPPRFT and the MIIT and became effective in 2002, impose a license requirement for any company that intends to engage in Internet publishing, which is defined as any act by an ICP to select, edit and process content or programs and to make such content or programs publicly available on the Internet. As the provision of online games is deemed to be an Internet publication activity, an online game operator must obtain an Internet publishing license and a publishing number for each of its games in operation in order to directly make those games publicly available in the PRC. Although the Internet Publication Measures do not specifically authorize such a practice, an online game operator is generally able to publish its games and obtain publishing numbers for those games through third-party licensed electronic publishing entities and register the games with the SAPPRFT as electronic publications.

Gamease, which is the operator of TLBB, BO, BH2 and certain other licensed MMOGs, Shenzhen 7Road, which is the operator of DDTank, Wartune and certain other games developed by 7Road, and Guanyou Gamespace, which is the operator of DMD, obtained Internet publishing licenses on December 10, 2010, September 2, 2011, and October 13, 2011, respectively. Shanghai ICE, which is the operator of Tao Yuan, is in the process of applying for an Internet publishing license. TLBB, BO, BH2, DDTank, Wartune, SJQY and some of Changyou’s other games were historically published through third parties that were licensed electronic publishing entities, because Gamease, Shenzhen 7Road and Shanghai ICE had not obtained Internet publishing licenses at the time those online games were made publicly available. Although TLBB, BO and BH2 and certain of Changyou’s other existing games are currently published under an Internet publishing license held by Gamease and Shenzhen 7Road currently publishes Haishen and certain other games developed by 7Road under publishing numbers obtained through Shenzhen 7Road’s Internet publishing license, Shanghai ICE continues to publish Tao Yuan and Shenzhen 7Road continues to publish DDTank, Wartune and certain other games developed by 7Road with publishing numbers obtained through third-party licensed electronic publishing entities, and Shenzhen 7Road intends to publish certain of its pipeline and future games with publishing numbers obtained through third parties. Current PRC regulations are not clear as to the consequence of obtaining publishing numbers through third-party electronic publishing entities. While we believe that arrangements like Changyou’s are acknowledged by the SAPPRFT, in view of the lack of formal interpretation regarding this issue the SAPPRFT might challenge Changyou’s current and past practices and could subject Changyou to various penalties, including fines, confiscation of publishing equipment and the revenues generated from the publishing activities, the revocation of Changyou’s business license, or the forced discontinuation of or restrictions on its operations.

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

In August 2013, July 2013, August 2013 and January 2014, respectively, the MOC issued a renewed Online Culture Operating Permit to Gamease, Guanyou Gamespace, Shenzhen 7Road and Shanghai ICE.

The Interim Measures for the Administration of Online Games, (“Online Game Measures”), issued by the MOC, which took effect on August 1, 2010, regulate a broad range of activities related to the online games business, including the development, production and operation of online games, the issuance of virtual currencies used for online games, and the provision of virtual currency trading services. The Online Game Measures provide that any entity that is engaged in online game operations must obtain an Online Culture Operating Permit, and require the content of an imported online game to be examined and approved by the MOC prior to the game’s launch and a domestic online game to be filed with the MOC within 30 days after its launch. The Notice of the Ministry of Culture on the Implementation of the Interim Measures for the Administration of Online Games, which was issued by the MOC on July 29, 2010 to implement the Online Game Measures, (i) requires online game operators to protect the interests of online game users and specifies certain terms that must be included in service agreements between online game operators and the users of their online games, (ii) specifies content review of imported online games and filing procedures for domestic online games, (iii) emphasizes the protection of minors playing online games and (iv) requests online game operators to promote real-name registration by their game users. Changyou has filed its games TLBB, DDTank, Wartune, BO, BH2, DMD, DHSH, DPCQ and certain of its other existing games with the MOC. If Changyou fails to maintain any of its permits, approvals or registrations, to make any necessary filings, or to apply for and obtain any required new permits, approvals or registrations or make any new filings on a timely basis, it may be subject to various penalties, including fines and a requirement that it discontinue or limit its operations.

The Notice on Strengthening the Approval and Administration of Imported Online Games (“SAPPRFT Imported Online Game Notice”), which was issued by the SAPPRFT and took effect in July 2009, states that the SAPPRFT is the only governmental department authorized by the State Council to approve the importation of online games from offshore copyright owners, and that any enterprise which engages in online game publication and operation services within China must have the game examined and approved by the SAPPRFT and receive from the SAPPRFT an Internet publishing license. Our VIEs Gamease, Guanyou Gamespace, and Shenzhen 7Road have obtained Internet publishing licenses from the SAPPRFT. In addition, the SAPPRFT Imported Online Game Notice states that activities which involve the showing, exhibition, trading and promotion of offshore online games in China also must be examined and approved by the SAPPRFT.

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

The Administrative Measures for Content Self-Review by Internet Culture Business Entities, which took effect in December 2013, require business entities to review, for compliance with legal requirements, the content of cultural products and services prior to providing such services to the public over the Internet. The content management systems of such business entities must specify the responsibilities, standards and processes for content review as well as accountability measures, and must be filed with the local provincial branch of the MOC.

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

Import and Export of Software Technology

China imposes controls on the import and export of technology and software products. Under the Regulations on Administration of Import and Export of Technologies promulgated by the State Council, the term “technology import and export” is defined to include, among other things, the transfer or licensing of patents and know-how, and the provision of services related to technology. Depending on the nature of the relevant technology, the import and export of technology require either approval by or registration with the relevant PRC governmental authorities. Under the Software Export Management and Statistics Measures promulgated in October 2001, if a company is classified as a Software Enterprise and has a minimum of RMB1 million in registered capital, it may engage in an export business after being registered with the relevant PRC governmental authorities. All contracts which relate to the export of software products, transfer of technology and provision of related services must be filed with the relevant PRC governmental authorities. The Measures for the Administration of Registration of Technology Import and Export Contracts, issued by the MOFCOM in February 2009, specify registration requirements related to the import and export of technology.

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

Internet Cafés

Internet cafés are required to obtain an Online Culture Operating Permit from the MOC and to file the permit with the State AIC. Internet cafés are subject to requirements and regulations with respect to their locations, size, number of computers, business hours and ages of their customers. In 2004, the MOC, the SAIC and some other governmental authorities jointly issued a notice to suspend issuance of new Internet café licenses. Though this nationwide suspension was generally lifted in 2005, local authorities have the authority in their discretion to control the number of new licenses and determine the recipients of new licenses. In addition, local and higher-level governmental authorities may from time to time strictly enforce customer age limits and other requirements relating to Internet cafés, as a result of the occurrence of, and media attention on, gang fights, arson or other incidents in or related to Internet cafés. On February 15, 2007, the MOC and other relevant government authorities jointly issued the Notice on the Reinforcement of the Administration of Internet Cafés and Online Games (“Internet Cafés Notice”), which imposed a nationwide suspension of approvals for the establishment of new Internet cafés in 2007 and imposed tougher penalties for Internet cafés that admitted minors. In 2008, 2009 and 2010, the MOC, the SAIC and other relevant government authorities, individually or jointly, issued several notices which provide various ways to strengthen the regulation of Internet cafés, including investigating and punishing the Internet cafés which accept minors, cracking down on Internet cafés without sufficient and valid licenses, limiting the total number of Internet cafés, screening unlawful games and Websites, and improving the coordination of regulation over Internet cafés and online games. As many of Changyou’s customers access their games from Internet cafés, any reduction in the number, or any slowdown in the growth, of Internet cafés in China as a result of stricter Internet café regulation will limit Changyou’s ability to maintain or increase its revenues and expand its customer base.

Protection of Minors

On April 15, 2007, the MIIT, the SAPPRFT, the Ministry of Education and five other government authorities jointly issued a Notice on the Implementation of Online Game Anti-Fatigue System to Protect the Physical and Psychological Health of Minors (“Anti-Fatigue Notice”). Pursuant to the Anti-Fatigue Notice, online game operators are required to install an “anti-fatigue system” that discourages game players from playing games for more than five hours per day. Under the anti-fatigue system, three hours or less of continuous play by minors is considered to be “healthy,” three to five hours to be “fatiguing,” and five hours or more to be “unhealthy.” Game operators are required to reduce the value of in-game benefits to a game player by half if the game player has reached “fatiguing” level, and to zero in the case of “unhealthy” level.

To identify whether a game player is a minor and thus subject to the anti-fatigue system, there was adopted a real-name registration system, which requires online game players to register their real identity information before they play online games and requires us to submit the identity information of game players to the public security authority for verification. On July 1, 2011, the SAPPRFT, the MIIT, the Ministry of Education and five other PRC governmental authorities issued a Notice on Initializing the verification of Real-name Registration for Anti-Fatigue System on Internet Games (“Real-name Registration Notice”), which took effect on October 1, 2011, to strengthen the implementation of the anti-fatigue system and real-name registration. The Real-name Registration Notice’s main focus is to prevent minors from using an adult’s ID to play Internet games and, accordingly, the Real-name Registration Notice imposes stringent punishments on online game operators that do not implement the required anti-fatigue and real-name registration measures properly and effectively. The most severe punishment contemplated by the Real-name Registration Notice is to require termination of the operation of the online game if the operator is found to be in violation of the Anti-Fatigue Notice, the Monitor System Circular or the Real-name Registration Notice. We developed our own anti-fatigue and real-name registration systems for our games, and implemented them beginning in 2007. Under our systems, game players must use real identification in order to create accounts, and in this way, we are able to tell which of our game players are minors and thus subject to these regulations. For game players who do not register, we assume that they are minors. In order to comply with the anti-fatigue rules, game players under 18 years of age only receive half of the experience time they actually earn after three hours of play. And, after five hours of play, minors receive no experience points. We use this system to disincentivize minors from playing in excess of five hours at a time.

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

In February, 2013, 15 PRC governmental authorities, including SAPPRFT, the Ministry of Education, the MOC and the MIIT, jointly issued the Work Plan for the Integrated Prevention of Minors Online Game Addiction(“Work Plan”), implementing integrated measures by various authorities designed to prevent minors from being addicted to online games. Under the Work Plan, the current relevant regulations will be clarified and additional implementation rules will be issued, and online game operators will be urged to implement measures to protect minors.

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

Regulation of Mobile Services

The business activities of Sohu Internet, GoodFeel and Yi He Jia Xun include the provision of mobile services, including services through cooperation with China mobile network operators relating to SMS, mobile games, RBT, IVR, and mobile video.

On April 25, 2004, the MIIT issued a notice stating that China mobile network operators can only provide mobile network access to those mobile Internet service providers which have obtained licenses from the relevant local arm of the MIIT before conducting operations, and that such carriers must terminate mobile network access for those providers who have not secured the required licenses within a thirty-day grace period. On the basis of the notice, China Mobile has required each of its mobile Internet service providers to first obtain a license for trans-regional value-added telecommunications services in order to gain full access to its mobile network, which is a nationwide policy in line with a similar notice issued by the Beijing branch of China Mobile on April 12, 2004.

Yi He Jia Xun, GoodFeel and Sohu Internet were granted renewed licenses to provide trans-regional mobile services, which are classified as value-added telecommunication services, on August 31, 2009, November 19, 2010, and November 11, 2011, respectively.

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

On May 18, 2006, the State Council promulgated the Regulations on the Protection of the Right to Network Dissemination of Information. Under these regulations, an owner of the network dissemination rights with respect to written works or audio or video recordings who believes that information storage, search or link services provided by an Internet service provider infringe his or her rights may require that the Internet service provider delete, or disconnect the links to, such works or recordings.

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

On December 17, 2012, PRC Supreme People’s Court promulgated the Provisions on Several Issues Concerning the Application of Law for Trial of Civil Dispute Cases Involving Infringement of the Right to Network Dissemination of Information (“Network Dissemination of Information Provision”). The Network Dissemination of Information Provisions stipulate that the dissemination by network users or network service providers of written works, performance or audio or video recordings without the permission of the holder of the rights to such dissemination will constitute infringement of such rights, and that network service providers that aid or abet any network user’s infringement of the rights of another to network dissemination of any works or recordings may be liable for such network user’s infringing activities.

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

Regulation of M&A and Overseas Listings

On August 8, 2006, six PRC regulatory agencies, including the MOC, the State Assets Supervision and Administration Commission, the State Administration of Taxation(“SAT”), the SAIC, the China Securities Regulatory Commission (“CSRC”), and the SAFE, jointly issued the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (“M&A Rule”), which became effective on September 8, 2006 and amended on June 22, 2009. The M&A Rule includes provisions that purport to require that an offshore special purpose vehicle formed for purposes of the overseas listing of equity interests in PRC companies and controlled directly or indirectly by PRC companies or individuals obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange.

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

In February 2011, the General Office of the State Council promulgated a Notice on Establishing the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (“Circular 6”), which established a security review system for mergers and acquisitions of domestic enterprises by foreign investors. Under Circular 6, a security review is required for mergers and acquisitions by foreign investors having “national defense and security” concerns and mergers and acquisitions by which foreign investors may acquire “de facto control” of domestic enterprises with “national security” concerns. In August 2011, the MOFCOM promulgated the Rules on Implementation of Security Review System (“MOFCOM Security Review Rules”), to replace the Interim Provisions of the Ministry of Commerce on Matters Relating to the Implementation of the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors promulgated by the MOFCOM in March 2011. The MOFCOM Security Review Rules, which came into effect on September 1, 2011, provide that the MOFCOM will look into the substance and actual impact of a transaction and prohibit foreign investors from bypassing the security review requirement by structuring transactions through proxies, trusts, indirect investments, leases, loans, control through contractual arrangements or offshore transactions.

Laws and Regulations Related to Antitrust

On August 30, 2007, the Standing Committee of the National People’s Congress of the PRC adopted the PRC Anti-Monopoly Law (“AML”), which took effect on August 1, 2008. Pursuant to the AML, monopolistic conduct, including entering into monopoly agreements, abuse of dominant market position and concentration of undertakings that have the effect of eliminating or restricting competition, is prohibited. To further implement the Antitrust Law and clarify certain issues, the State Council, MOFCOM, the National Development and Reform Commission (“NDRC”) and SAIC, issued several regulations and rules, including the Provisions on Thresholds for Prior Notification of Concentrations of Undertakings issued by the State Council on August 3, 2008, the Regulation on the Prohibition of Acts Involving Monopolistic Agreements issued by the SAIC on December 31, 2010, the Regulation on the Prohibition of Conduct Constituting an Abuse of a Dominant Market Position issued by the SAIC on December 31, 2010, the Regulation on the Prevention of Conduct Constituting an Abuse of Administrative Powers to Eliminate or Restrict Competition by the SAIC on December 31, 2010, the Anti-Price Monopoly Regulation issued by the NDRC on 29 December 2010, the Declaration Rules for Concentrations of Undertakings issued by the MOFCOM on November 21, 2009, the Assessment Rules for Concentration of Undertakings issued by the MOFCOM on November 24, 2009, and the Provisional Measures on the Investigation and Handling of Concentrations between Business Operators which Were Not Notified in Accordance with the Law issued by the MOFCOM on December 30, 2011.

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

Concentration of Enterprises: pursuant to the AML, where a concentration of enterprises reaches the declaration threshold stipulated by the State Council, a declaration must be lodged in advance with the antitrust authority under the State Council. Otherwise, the concentration cannot be effected. Concentration refers to (1) a merger of enterprises; (2) acquiring control over other enterprises by an enterprise through acquiring equities or assets; or (3) acquiring control over, or the possibility of exercising decisive influence on, an enterprise by contract or by any other means. Under the Provisions on Thresholds for Prior Notification of Concentrations of Undertakings, the thresholds for prior notification of concentration of enterprises are the following:

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

Since May 2007, the SAFE has issued a series of guidance to its local branches with respect to the operational process for the SAFE registration under Circular 75. The guidance provides more specific and stringent supervision of the registration required by Circular 75. For example, the guidance imposes obligations on onshore subsidiaries of an offshore entity to make true and accurate statements to the local SAFE authorities regarding any shareholder or beneficial owner of the offshore entity who is a PRC citizen or resident. Untrue statements by the onshore subsidiaries will lead to potential liability for the subsidiaries and, in some instances, for their legal representatives and other related individuals.

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

Laws and Regulations Related to Employment and Labor Protection

On June 29, 2007, the National People’s Congress promulgated the Employment Contract Law of PRC (“Employment Contract Law”), which became effective as of January 1, 2008 and amended on December 28, 2012. The Employment Contract Law requires employers to provide written contracts to their employees, restricts the use of temporary workers and aims to give employees long-term job security.

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

Many parties are actively developing chat, search, Web directory and related Web technologies. We expect these parties to continue to take steps to protect these technologies, including seeking patent protection. There may be patents issued or pending that are held by others and cover significant parts of our technology, business methods or services. For example, we are aware that a number of patents have been issued in the areas of e-commerce, Web-based information indexing and retrieval and online direct marketing. Disputes over rights to these technologies may arise in the future. We cannot be certain that our products do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims, from time to time, relating to the intellectual property of others in the ordinary course of our business. See Item 3 – Legal Proceedings.

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

Chinese Language Content and Services

As of December 31, 2013 we maintained approximately 43,000 servers located in Internet data centers in over sixty major cities in China, To fully support our operation of the Chinese language content and services, we have established six main service provision centers in Beijing through China Mobile, China United Network Communication Group Company Limited (“China Unicom”), and China Telecom Corporation (“China Telecom”) to support most of our core services. China Mobile, China Unicom, and China Telecom are the three largest Internet connection service providers in China and their nodes in Beijing are one of their core nodes across China. In addition, we have established many branch nodes in different provinces throughout China through different Internet connection operators, such as China Mobile, China Unicom, China Telecom, CERNET and etc. in order to establish national coverage and provide fast and stable access to our Website properties to users across China.

We have developed a close working relationship with China Mobile, China Unicom, China Telecom and other small-size Internet connection operators. Our operations depend on the ability of China Mobile, China Unicom, and China Telecom to protect their systems against damage from fire, power loss, telecommunications failure, break-ins and other events. These telecommunication operators provide us with support services twenty-four hours per day, seven days per week. They also provide connectivity for our servers through multiple high-speed connections. All facilities are protected by Uninterruptible Power Supplies.

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

Online Games

Changyou has also built what we believe is a reliable and secure network infrastructure that will fully support its online game operations. In order to maintain stable operations of its MMOGs, as of December 31, 2013 Changyou maintained approximately 9,317 servers located in Internet data centers in eleven major cities in China, with the capacity to accommodate up to 7.9 million concurrent game players, and a sufficient amount of connectivity bandwidth to maintain such service. In order to enhance its game players’ experience and minimize the impact of cross-region connections, Changyou has located its game servers in a number of regions throughout China, enabling its game players to play its games by connecting to the nearest servers located in the game players’ region without needing to exchange data across the national backbone network. As we do, Changyou has technical support employees to maintain its current technology infrastructure and develop new software features to further enhance the functionality of its management and security systems. Changyou monitors the operation of its server network 24 hours a day, seven days a week. Changyou’s remote control system allows it to track its concurrent online users in real time, and to discover and fix problems in the operation of hardware and software in its server network in a timely fashion. In addition, Changyou frequently updates its game servers to ensure the stability of the servers’ operation and reduce risks.

EMPLOYEES

As of December 31, 2013, we had approximately 13,000 full-time and part-time employees. We also employ independent contractors to support our research and development, sales, marketing, and editorial departments. None of our personnel are represented under collective bargaining agreements.

We have entered into standard employment agreements with our employees through our subsidiaries and VIEs. In addition, all of our full-time employees have entered into confidentiality, non-competition and non-solicitation agreements with us. However, the degree of protection afforded to an employer pursuant to confidentiality and non-competition undertakings governed by PRC law may be more limited when compared to the degree of protection afforded under the laws of other jurisdictions. A number of our employees hold share-based awards granted by Sohu.com Inc., Sogou Inc. and Changyou.com Limited, which provide additional financial incentives to them. Most of these awards vest over a period of four years.

AVAILABLE INFORMATION

Our corporate Website is located at http://investors.sohu.com. We make available free of charge on or through our corporate Website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. You will find links to copies of these reports, and to copies of Section 16 filings related to Sohu, by clicking on “Investor Relations” on the first full English page. Information contained on our corporate Website is not part of this report or any other report filed with the SEC.

ITEM 1A	RISK FACTORS

Risks Related to Our Business

We are subject to the risks associated with operating in an evolving market.

As a company operating in the rapidly evolving PRC Internet market, we face numerous risks and uncertainties. Some of these risks relate to our ability to:

•	continue to attract users to remain with us and use our products and services as the primary means of surfing the Internet switches from traditional PCs to mobile phones or other portable devices;

•	continue to attract a larger audience to our matrices of Chinese language content and services by expanding the type and technical sophistication of the content and services we offer;

•	develop a sufficiently large customer and user base for our search and others business;

•	maintain and attract online game users by periodically updating our existing online games and developing and launching new online games;

•	increase the revenues derived from our fee-based services and products we offer online;

•	build our Sohu.com, Focus.cn, 17173.com, search and others, online game, mobile and other businesses successfully;

•	attract and retain qualified personnel; and

•	effectively control our increased costs and expenses as we expand our business.

Our operating results are likely to fluctuate significantly and may differ from market expectations.

Our annual and quarterly operating results have varied significantly in the past, and may vary significantly in the future, due to a number of factors which could have an adverse impact on our business, including in particular our reliance on operation of TLBB for a significant portion of our revenues and profitability. Others factors include our reliance on advertisers in certain industries for online advertising revenues, and our reliance on China mobile network operators including China Mobile, China Unicom, China Telecom and their subsidiaries for our mobile revenues. Fluctuations in the industries of our key advertisers may affect our online advertising revenues, because they may cut their spending on online marketing if there is any downturn in their industries. We also rely on certain third party agencies to sell our search and others services. If we lose any of our key agencies, our business will be adversely affected. We rely on China mobile network operators for the billing of and collection of mobile service fees from mobile phone users. If our arrangements with the operators were to be terminated, altered or not renewed, or if the operators did not provide continuous or adequate service, our mobile revenues could be reduced significantly.

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

We depend on Changyou’s online games, and on Changyou’s MMOG TLBB in particular, for a significant portion of our revenues, net income, and operating cash flow. Any decrease in TLBB’s popularity would have any adverse effect on our operating results.

We rely on Changyou’s online games for a significant portion of our revenues, net income and operating cash flows. For the year ended December 31, 2013, 33% of our total revenues and 70% of our online game revenues were derived from TLBB. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Summary of Our Business.” If Changyou’s online game revenues decrease or do not continue to grow, our revenues, net income and cash flows are likely to be adversely affected. In particular, if Changyou fails to improve and update TLBB on a timely basis, or if Changyou’s competitors introduce more popular games catering to Changyou’s game-player base, TLBB could lose its popularity, which could cause significant decrease in our revenues, net income and cash flow. Furthermore, if there are any interruptions in TLBB’s operations due to unexpected server interruptions, network failures or other factors, game players may be prevented or deterred from making purchases of virtual items, which could also cause significant decreases in our revenues, net income and cash flow.

We face intense competition which could reduce our market share and adversely affect our financial performance.

There are many companies that distribute online content and services targeting Chinese Internet users. We compete with distributors of content and services over the Internet, including content sites, Web directories, search engines, online games, Internet service providers and sites maintained by government and educational institutions. These sites compete with us for user traffic, advertising dollars, online game players, potential partners and mobile services. The Internet market in China is relatively new and rapidly evolving. Competition is intense and expected to increase significantly in the future, because there are no substantial barriers to entry in our market.

We have many competitors in the PRC Internet market, including Tencent, Sina, NetEase, Autohome, BitAuto, Youku Tudou, iQIYI, SouFun, E-House, YY, Microsoft, Baidu, Google, Qihoo, Shanda, Perfect World, Giant, NetDragon, Kingsoft, Shenzhen ZQGame Co. Limited, and Taomee Holdings Limited.

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

Our existing competitors may in the future achieve greater market acceptance and gain a greater market share through launching of new products, introducing new technologies, or forming alliances among themselves, or may enhance their ability to compete with us through mergers and acquisitions or financing activities. During the past few years, many of our competitors have successfully listed their shares in the U.S. stock market. For example, SouFun (NASDAQ: SFUN) completed an initial public offering on NASDAQ in September 2010; BitAuto completed an initial public offering on the New York Stock Exchange (“NYSE”) in November 2010; Youku (NYSE: YOKU) completed an initial public offering on the NYSE in December 2010; Qihoo (NYSE: QIHU) completed an initial public offering on the NYSE in March 2011; YY Inc. (NASDAQ: YY) completed an initial public offering on NASDAQ in December 2012; and Autohome Inc. (NYSE: ATHM) completed an initial public offering on the NYSE in December 2013. With the capital raised in their listings, these companies enhanced their ability to compete against us and, in addition, gained greater brand recognition for their particular products and services. We will need additional financial and other resources to compete with these newly listed sites, and our operating expenses will increase. If our competitors are more successful than we are in developing products or in attracting and retaining users and advertisers, our revenues and growth rates could decline. It is also possible that new competitors may emerge and acquire significant market share. In addition, operators of leading Websites or Internet service providers, including Google and Microsoft, currently offer, and could expand, their online products and services targeting China. Such entities may cooperate with other organizations, such as telecommunication operators, in China to accelerate their entry into, and to enhance their competitiveness in, the Chinese market.

If we fail to successfully develop and introduce new products and services, our competitive position and ability to generate revenues could be harmed.

We are continually developing new products and services for our users. The planned timing or introduction of new products and services is subject to risks and uncertainties. Actual timing may differ materially from original plans. Unexpected technical, operational, distribution or other problems could delay or prevent the introduction of one or more of our new products or services. Emerging start-ups may be able to innovate and provide new products and services faster than we can. Moreover, we cannot be sure that any of our new products and services will achieve widespread market acceptance or generate incremental revenue. For example, our expansion into micro-blog services was not as successful as we had expected it to be, and Tencent and Sina have established positions as market leaders for such services. Accordingly, if we want to expand our market share for micro-blog, we will need to compete successfully against Tencent, Sina and other players in the market. In addition, WeChat, which is a free mobile phone text and voice messaging communication service launched by Tencent in January 2011, has gained great success. If we cannot successfully address the new challenges and compete effectively against them, we may not be able to develop a sufficiently large customer and user base and achieve profitability for our products and services, and our financial performance and growth rate may be adversely affected.

In addition, we may experience difficulties in developing and monetizing our client-end software as a result of the significant market power of our competitors or any anti-competitive practices they might engage in. For example, our efforts to increase Sogou Pinyin’s market share among both PCs and Sogou Browser’s penetration of the market through the frequent launch and promotion of new functions in our existing products have been impeded by certain of our existing competitors’ having using their products to impose technical obstacles to Sogou Browser, in the guise of protecting users’ PC security, including preventing the installation of, interrupting the running of or even inducing users to uninstall Sogou Browser. As a result, despite considerable efforts in this regard, we may fail to attract and retain users. Furthermore, our competitors’ use of their market power or anti-competitive practices could have a negative impact on our users’ experience and brand value and prevent us from achieving the market share we had expected, which could negatively affect our financial performance.

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

It is critical for us to maintain and develop our brands so as to effectively expand our user base and our revenues. We believe that the importance of brand recognition will increase as the number of Internet users in China grows. In order to attract and retain Internet users, brand advertising, search, online game and mobile customers, we may need to substantially increase our expenditures for creating and maintaining brand loyalty.

Our success in promoting and enhancing our brands, as well as our ability to remain competitive, will also depend on our success in offering high quality content, features and functionality. If we fail to promote our brands successfully or if users to our Websites or advertisers do not perceive our content and services to be of high quality, we may not be able to continue growing our business and attracting users, advertisers, online game players and mobile users.

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

As a component of our growth strategy, we have acquired and intend to actively identify and acquire assets, technologies and businesses that are complementary to our existing businesses. Our acquisitions could result in the use of substantial amounts of cash, issuance of potentially dilutive equity securities, significant impairment losses related to goodwill or amortization expenses related to intangible assets and exposure to undisclosed or potential liabilities of acquired companies. Moreover, the resources expended in identifying and consummating acquisitions may be significant. Furthermore, any acquisition we decide to pursue may be subject to the approval of the relevant PRC governmental authorities, as well as any applicable PRC rules and regulations. Considering the fast changing legal environment, our acquisitions may be subject to government’s further scrutiny and the acquisition structures we used to adopt may be found to be inappropriate.

For example, the Sogou-Tencent Transactions may also present significant challenges as Sogou and Tencent work to implement their strategic cooperation. Our achieving the anticipated benefits of the strategic cooperation will depend in part upon Sogou’s ability to integrate the Soso-related businesses and all of the Soso-related businesses’ products, systems and relevant resources in an efficient and effective manner. Sogou and we will need to expend financial and management resources to support the integration of Sogou’s and Soso’s operations. In addition, the process of integration may cause an interruption of, or loss of momentum in, the activities of one or more of Sogou’s businesses and the loss of key Sogou or Soso personnel. Furthermore, employee uncertainty, which may lead to increased employee turnover and lack of focus during the integration process, may disrupt Sogou’s operations and business.

We may be required to record a significant charge to earnings if we are required to reassess our goodwill or other amortizable intangible assets.

We are required under U.S. GAAP to test for goodwill impairment annually or more frequently if facts and circumstances warrant a review. Currently our brand advertising business is losing money, and goodwill under the brand advertising reporting unit will be impaired if the losses continue. We are also required to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization and slower or declining growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined.

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

We have experienced dramatic growth in personnel in the past and we expect to continue to hire additional personnel. This growth requires significant time and resource commitments from us and our senior management. If we are unable to effectively manage a large and geographically dispersed group of employees or anticipate our future growth, our business could be adversely affected. As we have over 13,000 employees, it can be difficult for us to fully monitor each employee’s behavior. In addition, as we are expanding our business into many cities throughout China to provide localized products and services, it is harder for us to monitor and regulate the overall behavior of our branch offices or of individual employees at such branch offices, to effectively implement our strategy to local offices and to manage the growth of these local operations. We cannot assure you that we will be able to maintain policies and procedures that are rigorous enough or that we will be able to cause all of our employees or all of our branch offices to behave in conformity with those policies and procedures, or to ensure that our employees will not engage in conduct that could expose us to third-party liability or governmental sanctions, which may limit our future growth and hamper our business strategy. Additionally, our business relies on our financial reporting and data systems (including our systems for billing users of our fee-based services), which have grown increasingly complex in the recent past due to acquisitions and the diversification and complexity of our business. Our ability to operate our business efficiently depends on these systems, and if we are unable to adapt to these changes, our business could be adversely affected.

Moreover, to keep pace with the rapidly developing and evolving Internet industry, we must keep on exploring new products, new services or new revenue models for our business. For example, in addition to using traditional advertising forms, we have begun to embed product placements in our in-house produced Web video series; for our auto business, we offer subscription services to automobile dealers in China; and for our real estate business, we sell paid memberships through which potential home buyers can purchase properties from our partner developers at discounts. In addition, the Internet industry has seen a significant shift from traditional personal computers to mobile devices and accordingly we must develop new products and services that are adaptable to mobile devices so as to attract users and cause our existing users to remain with us. If we are unable to successfully adapt to new business models by developing and investing in new business strategies, products, services and technologies, our ability to maintain and expand our business in the future may be impeded.

If we fail to establish and maintain relationships with content, technology or infrastructure providers, we may not be able to attract and retain users.

We rely on a number of third party relationships to provide high-quality news, video, audio and text content in order to make our Websites more attractive to users and advertisers. Our arrangements with content providers are usually short-term and most of our content providers have increased the fees they charge us for their content. This trend could increase our costs and operating expenses and could adversely affect our ability to obtain content at an economically acceptable cost. We have also entered into exclusive agreements with some of our video content providers. If we are not able to purchase as much video content as we did in 2013, the size of our video library will be reduced and our attractiveness to users will be severely impaired and advertisers may choose not to advertise through our Websites, including our online video portal. Except for the exclusive content, much of the third party content provided to our Websites is also available from other sources or may be provided to other Internet companies. If other Internet companies present the same or similar content in a superior manner, it would adversely affect our user traffic.

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

Our operational, administrative and financial resources may be inadequate to sustain the growth we want to achieve. As the demands of our users and the needs of our customers change, the number of our users and volume of online advertising increase, requirements for maintaining sufficient servers to provide high-definition online video and to provide game players smooth online game experiences increase, requirements for search traffic and users’ requirements as to the quality of search services increase, and mobile activities increase, we will need to increase our investment in our network infrastructure, facilities and other areas of operations. If we are unable to manage our growth and expansion effectively, the quality of our services could deteriorate and our business may suffer. Our future success will depend on, among other things, our ability to:

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

We regard our copyrights, trademarks, trade secrets and other intellectual property as critical to our success. Unauthorized use of our intellectual property by third parties may adversely affect our business and reputation. We rely on trademark and copyright law, trade secret protection and confidentiality agreements with our employees, customers, business partners and others to protect our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without authorization. For example, under the newly amended Patent Law of the PRC (promulgated by the NPC Standing Committee on December 27, 2008, and effective as of October 1, 2009), the State Council’s Patent Administration Department may grant a compulsory license to individuals or entities to use our patent, once our exploitation of the patent has been determined to be violate the antitrust laws. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries are uncertain and still evolving. In particular, the laws of the PRC and certain other countries are uncertain or do not protect intellectual property rights to the same extent as do the laws of the United States. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Future litigation could result in substantial costs and diversion of resources. For example, in 2013, we launched a series of copyright advocacy campaigns against a number of video Websites that we allege have engaged in unauthorized use of our intellectual property and that of others, and have filed related lawsuits within mainland China. We cannot be certain that judgments from the lawsuits will be issued in our favor, or that any resulting damages will cover our business losses and litigation expenses. If our campaigns and lawsuits against piracy do not achieve their intended effect, our business and operation may be adversely affected.

We may be subject to intellectual property infringement claims, which may force us to incur substantial legal expenses and, if determined adversely against us, materially disrupt our business.

We cannot be certain that the products, services and intellectual property used in our normal course of business do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We have in the past been, and may in the future be, subject to claims and legal proceedings relating to the intellectual property of others in the ordinary course of our business and have in the past been, and may in the future be, required to pay damages or to agree to restrict our activities. In particular, if we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, may be ordered to pay damages or fines, and may incur licensing fees or be forced to develop alternatives. We may incur substantial expenses in defending against third party infringement claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability or may materially disrupt the conduct of our business by restricting or prohibiting our use of the intellectual property in question. In March 2008, we were sued by four major record companies, Sony BMG, Warner, Universal and Gold Label, which alleged that we had provided music search links and download services that violated copyrights they owned. Although the lawsuits were settled in 2013 without any payment of damages by us, we may be subject to similar lawsuits in the future. In addition, it is possible that content on our Sohu News App, which not only includes content developed by us but also provides a platform for a significant amount of content generated by others, may violate the intellectual property rights of third parties.

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

Our business could be adversely affected by the effects of H1N1 influenza, H7N9 influenza, avian influenza, SARS or other epidemics or outbreaks. China reported a number of cases of SARS in April 2003. In recent years, there have been reports of occurrences of H1N1 influenza, H7N9 influenza and of avian influenza in various parts of China, including a few confirmed human cases and deaths. Any prolonged recurrence of H1N1 influenza, H7N9 influenza, avian influenza, SARS or other adverse public health developments in China may have a material adverse effect on our business operations. These could include illness and loss of our management and key employees, as well as temporary closure of our offices and related business operations, such as server operations, upon which we rely. Such loss of management and key employees or closures would severely disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of H1N1influenza, H7N9 influenza, avian influenza, SARS or any other epidemic. In addition, other major natural disasters may also adversely affect our business by, for example, causing disruptions of the Internet network or otherwise affecting access to our portals and our games. For example, after the Sichuan earthquake in May 2008, we suspended our delivering of online advertisements and our MMOG operations during a three-day national mourning period.

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

We derive a significant portion of our revenues, and expect to derive a significant portion of our revenues for the foreseeable future, from the sale of advertising on our Websites. Brand advertising revenues represented approximately 31% and 27% of our total revenues for the years ended December 31, 2013 and 2012, respectively. For the years ended December 31, 2013 and 2012, sales to our five largest advertisers accounted for approximately 9% and 10%, respectively, of our total brand advertising revenues. The growth of our brand advertising revenues relies on increased revenue from the sale of advertising spaces on our Websites, which may be affected by many of the following risk factors:

•	The brand advertising market is rapidly evolving in China. As a result, many of our current and potential advertising clients have limited experience using the Internet for advertising purposes and historically have not devoted a significant portion of their advertising budget to Internet-based advertising;

•	Changes in government policy could restrict or curtail our brand advertising services. For example, during the last several years, the PRC government enacted a series of regulations, administrative instructions and policies to restrict online medical advertising. As a result of these regulations, we may lose some of our existing medical advertising clients;

•	Advertising clients may adopt new methods and strategies other than brand advertising to promote their brand and therefore our advertising revenue would be negatively affected;

•	The acceptance of the Internet as a medium for advertising depends on the development of a measurement standard. No standards have been widely accepted for the measurement of the effectiveness of brand advertising. Industry-wide standards may not develop sufficiently to support the Internet as an effective advertising medium. If these standards do not develop, advertisers may choose not to advertise on the Internet in general or through our portals or search engines; and

•	We may not have systems that are sufficiently well-developed to support the CPM pricing models, and as a result, we may suffer system bugs that cause bad user experiences errors or omission in publishing our client’s advertisements, which could a have a negative impact on our brand advertising business.

In addition, our ability to generate and maintain significant brand advertising revenues will also depend upon:

•	the development of a large base of users possessing demographic characteristics attractive to advertising clients;

•	the acceptance of brand advertisement as an effective way for business marketing by advertising clients;

•	the effectiveness of our advertising delivery, tracking and reporting systems;

•	the resistance pressure on brand advertising prices and limitations on inventory; and

•	the establishment of a successful business model to make our new products adaptable to portable devices, which has required, and will continue to require us, to make significant expenditures for research, development, promotion and operations.

Our costs for brand advertising have increased significantly as a result of our investment in online video services. If we are unable to manage the growth of our online video business successfully and control its operating expenses effectively, our business may be adversely affected.

In 2007 we launched our video service, and its operation requires significant upfront capital expenditures as well as continuous, substantial investment in content, technology, infrastructure and brand promotion for both PCs and mobile devices. Although we have attempted to control our costs relating to license fees, bandwidth, marketing, and other items for online video services, our operating expenses might increase significantly. We will require additional financial, operational, strategic, technological, personnel and other resources in order to compete with vertical online video sites that have raised significant capital through initial public offerings and other financing activities.

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

Most of our brand advertising services are distributed by advertising agencies. In 2013, for example, approximately 74% of our brand advertising revenues were derived from advertising agencies. In consideration for these agencies’ services, we are required to pay certain percentages of revenues as sales rebates. During 2013, the biggest 10 advertising agencies in China contributed approximately 32% of our brand advertising revenue. These advertising agencies currently are seeking consolidation in the market. If the brand advertising market is consolidated and effectively controlled by a small number of large advertising agencies, such advertising agencies may be in a position to demand higher sales rebates based on increased bargaining power, which could negatively affect our brand advertising growth.

As an attempt to strengthen our bargaining power in the real estate market, beginning in 2012 we converted to direct sales of our advertising services instead of relying on agencies. We are not sure whether this change will be successful, and if it is not, we could lose our sale channels where we had previously relied on agencies.

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

If video content we acquire or license fails to attract and retain users and advertisers, we may not be able to generate sufficient user traffic to allow us to maintain or increase our video revenues.

The success of our online video business largely depends on our ability to generate sufficient user traffic, through provision of attractive products, to in turn attract advertisers to place advertisements on our video Websites. In order to attract and retain users, we have needed, and will continue to need, to expend significant resources to develop in-house or acquire from third parties’ high-quality video content. In 2013, we purchased significant amounts of exclusive video contents, through which we generated user traffic and revenues by bartering for other video content from other parties or distributing to other third parties. We cannot assure you that we will continue to be able to acquire exclusive content rights in the future and our user traffic and revenues generated from such exclusive content rights could be reduced. Moreover, if we fail to produce in-house or acquire from third parties high-quality video content, or if video content we produce in-house or acquire proves to be less attractive to users than we anticipated, our user traffic and our market share could be adversely effected, which could result in our being unable to maintain or increase our video revenues.

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

To the extent that PRC regulatory authorities find any content displayed on our Website objectionable, they may require us to limit or eliminate the dissemination of such content on our Website, with take-down orders or otherwise. The SAPPRFT publishes from time to time lists of content that it considers objectionable, and we must dedicate teams of employees to continually monitor user-uploaded content and remove content that is deemed objectionable. In addition, regulatory authorities may impose penalties on us based on content displayed on or linked to our Website in cases of significant violations, including a revocation of our operating licenses or a suspension or shutdown of our online operations. In the event that PRC regulatory authorities find the video content on our Website objectionable and impose penalties on us or take other administrative actions against us in the future, our business and reputation may be adversely affected. Moreover, the costs of compliance with these regulations may continue to increase as more content is uploaded by our users.

We have been involved in litigation based on allegations of infringement of third-party copyright and other rights, such as privacy and image rights, due to the videos displayed on our Website. See “Risks Related to Our Business - We may be subject to intellectual property infringement claims, which may force us to incur substantial legal expenses and, if determined adversely against us, materially disrupt our business.” While we have implemented internal procedures to review videos uploaded by our users and remove promptly from our Website any infringing videos after we receive infringement notifications from rights owners, due to the significant number of videos uploaded by users, we may not be able to identify all content that may infringe on third-party rights. Moreover, some rights owners may not send us a notice before bringing a lawsuit against us. Thus, our failure to identify unauthorized videos posted on our Website has subjected us to, and may in the future subject us to, claims of infringement of third-party intellectual property rights or other rights. In addition, we may be subject to administrative actions brought by the National Copyright Administration of the PRC or its local branches for alleged copyright infringement.

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

By posting pay-for-click links on their Websites, we share the revenues generated from clicks by users with our Website Alliance members. For the year ended December 31, 2013, the total revenues generated from Website Alliance accounted for approximately 29% of our total pay-for-click revenues. We consider our Website Alliance critical to the future growth of our search revenues. If our Website Alliance members decide to use a competitor’s or their own Internet search services, or if we fail to attract additional Websites to join our Website Alliance, our search revenues may decline.

Our search and others revenues may not sustain their growth or may decrease in the future.

The growth of our search and others revenue is subject to the following risks:

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

If we fail to detect significant fraudulent click-through, we could lose the confidence of our search customers and our search revenues could decline.

Our search business is exposed to the risk of click-through fraud on our paid search results. Click-through fraud occurs when a person clicks paid search results for a reason other than to view the underlying content of search results. If we fail to detect significant fraudulent clicks or otherwise are unable to prevent significant fraudulent activity, the affected search customers may experience a reduced return on their investment in our pay-for-click services and lose confidence in the integrity of our pay-for-click service systems, and we may have to issue refunds to our customers. If this happens, we may be unable to retain existing customers and attract new customers for our pay-for-click services, and our search revenues could decline. In addition, affected customers may also file legal actions against us claiming that we have over-charged or failed to refund them. Any such claims or similar claims, regardless of their merits, could be time-consuming and costly for us to defend against and could also adversely affect our search brand and our search customers’ confidence in the integrity of our pay-for-click service systems.

Mobile revenues have fluctuated in prior periods and may decrease in the future.

Our mobile revenues are generated from mobile related services provided to mobile phone users via various forms of mobile products, including SMS, mobile games, RBT, IVR, and mobile video and through cooperation with China mobile network operators. The portion of our total revenues derived from mobile services has decreased in certain prior periods. For the year ended December 31, 2013, mobile revenues were around 4% of our total revenues.

Mobile revenues may decrease in the future due to the possibilities that:

•	Our consumers may not understand our services or the fees they are being charged, may not be satisfied with our services and/or may not use our services on a regular basis;

•	Consumers may cancel their services at any time without notice;

•	Our mobile products may not be successfully launched and promoted;

•	Competitors, including China mobile network operators, may launch competing or better products than ours at any time; and

•	Government policy may change in a way that restricts or curtails the services which we provide. The MIIT has proposed requiring all handset users (including pre-paid mobile phone users) to register using their real names. If this requirement is implemented, it may cause a decrease in new customers, and in turn, reduce our mobile revenues; and

•	Our mobile revenues generated from China mobile network operators may decrease, as our customers may reduce their reliance on China mobile network operators and purchase mobile products, including application software and accessories, through third-party mobile and online stores, such as Apple’s App Store.

We rely on contracts with China mobile network operators in a number of ways with respect to our mobile services, including the billing of, and collection from, mobile phone users of mobile service fees. If our arrangements with China mobile network operators were to be terminated, altered or not renewed, or if such operators did not provide continuous or adequate service, our revenues could be reduced.

In order to provide mobile related services to mobile phone users, we have to enter into agreements with China mobile network operators. We rely on China mobile network operators in the following ways:

•	We use China mobile network operators’ networks and gateways to provide mobile services;

•	We use and rely on China mobile network operators’ billing systems to charge our subscribers through the subscribers’ mobile phone bills;

•	We rely on China mobile network operators’ collection services to collect payments from subscribers; and

•	We rely on China mobile network operators’ infrastructure to further develop our mobile services.

We face significant risks with respect to our arrangements with China mobile network operators which could adversely affect our mobile revenues. Such risks include the following:

•	China mobile network operators have been imposing increasingly strict requirements that allow them to oversee and control the mobile services market. If we do not operate our mobile business in accordance with these requirements, our mobile business may be suspended or terminated, our ranking may be reduced, and our applications for new service may be refused, which could negatively affect our mobile business.

•	China mobile network operators on which we rely for service delivery and fee collections have in the past changed their operational requirements and billing practices in ways that have constrained our operations and limited our mobile revenues. Such China mobile network operators may make additional changes in the future, which could have an adverse impact on our mobile operations and revenues.

•	In order to recognize revenues and receive payment for services provided, we rely on billing confirmations from China mobile network operators as to the actual amount of services they have billed to the mobile phone users. We are unable to collect mobile service fees from an operator in certain circumstances due to technical issues with the operator’s network. We refer to these failures as an operator’s “failure rate,” which can vary from operator to operator. An operator’s failure rate can vary from month to month, ranging from 0% to 92%, and may change at any time without notice. If an operator encounters technical problems, increases in the failure rate for that operator could occur.

•	China mobile network operators have the power to set the terms, scope of service to be provided and service fees in our agreements with them, and we have limited bargaining power when negotiating such agreements. Therefore, we may need to agree to terms that are not favorable to us. In addition, China mobile network operators may unilaterally revise their agreements at any time. As a result of any such unfavorable contract terms, we could be found to be in breach of our agreements with operators and be subject to penalties. We may not be able to enter into new agreements or renew existing agreements. Hence we may be in a more unfavorable position in providing mobile-related services.

•	China mobile network operators may refuse to allow us to supply certain services.

•	We are required to follow the operators’ guidance in setting up mobile service fees. The service fees we pay for using an operator’s infrastructure are set on the basis of negotiation of annual contracts. Our negotiation leverage is limited if an operator increases its service fees or does not comply with the terms of our contract. We also rely on China mobile network operators to collect on our behalf the fees which they have billed to our mobile customers. If an operator requires us to reduce the mobile service fees charged to mobile customers, disallows us from billing certain inactive customers, refuses to pay us, requires us to share bad debts expenses, or limits the amount of mobile service fees which can be billed or requires us to comply with any new billing standards, our mobile revenues could be adversely affected.

China mobile network operators may diversify their operations and become our competitors.

There are limited barriers to entry in the mobile services sector. It is generally easy for mobile service providers (“SPs”), including China mobile network operators, to enter the market and become our competitors. In addition, China mobile network operators could launch competing services at any time and could work with Content Providers (“CPs”) directly so that our ability to diversify our products might be limited. Moreover, if the China mobile network operators were unwilling or found it unnecessary to work with us, we would not be able to find substitute partners.

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

Our network operations may be vulnerable to hacking, viruses and other disruptions, which may make our products and services less attractive and reliable, and third-party online payment platforms that we partner with may be susceptible to security breaches, which may damage our reputation and adversely affect our business.

Internet use can decline if any well-publicized compromise of security occurs. “Hacking” involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment. Hackers, if successful, could misappropriate proprietary information or cause disruptions in our service. We may be required to expend capital and other resources to protect our Website against hackers, and measures we may take may not be effective. In addition, the inadvertent transmission of computer viruses could expose us to a risk of loss or litigation and possible liability, as well as damage our reputation and decrease our user traffic.

Furthermore, we could be liable for security breaches of our users’ confidential information, such as credit card numbers and expiration dates, personal information and billing addresses, stored by the third-party online payment platforms that we partner with. Since our revenues are derived in part from such payment platforms, any security breach resulting from Internet payment transactions could damage our reputation and deter current and potential users from using our online services.

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

Various regulations in the PRC restrict or prohibit WFOEs from operating in specified industries such as Internet information, online game, mobile, Internet access, and certain other industries. We are , a Delaware corporation, and Sohu Hong Kong, our indirect wholly-owned subsidiary and the parent company of Sohu Software, Sohu Media, Sohu New Momentum and Sohu Era, Go2Map Inc., our indirect wholly-owned subsidiary and parent company of Go2Map Software, Sogou Hong Kong, our indirect wholly-owned subsidiary and the parent company of Sogou Technology, Vast Creation, our indirect wholly-owned subsidiary and the parent company of Sogou Network, Video Hong Kong, our indirect wholly-owned subsidiary and the parent company of Video Tianjin, Changyou HK, our indirect majority-owned subsidiary and the parent company of AmazGame, Gamespace and ICE Information, and Changyou HK Webgames, our indirect majority-owned subsidiary and the ultimate, indirect parent company of 7Road Technology, are foreign persons under PRC law. In order to comply with PRC regulatory requirements, we conduct our Internet and value-added telecommunication operations in the PRC through our VIEs that are incorporated in the PRC and owned by certain of our employees. Through a series of contractual arrangements, our VIEs, for which Sohu is their primary beneficiary, are effectively controlled by our indirect wholly-owned and majority-owned PRC subsidiaries.

The MIIT issued a circular in 2006 that emphasizes restrictions on foreign investment in value-added telecommunications businesses. In addition, a notice issued in 2009 by the SAPPRFT, the National Copyright Administration, and the National Office of Combating Pornography and Illegal Publications states that foreign investors are not permitted to invest in online game operating businesses in China or to exercise control over or participate in the operation of such businesses through indirect means. Due to a lack of interpretative materials from the relevant PRC authorities, there are uncertainties regarding whether PRC authorities would consider our corporate structure and contractual arrangements to be a kind of foreign investment in value-added telecommunications services or online game operation businesses. While we are not aware of any internet company which use the same or similar contractual arrangements as we do having been penalized or ordered to terminate operations by PRC authorities claiming that the arrangements constituted foreign investment in value-added telecommunication services or a kind of control over or participation in the operation of online game operating businesses through indirect means, it is unclear whether and how the various regulations of the PRC authorities might be interpreted or implemented in the future. For a detailed discussion of PRC regulations, notices and circulars with respect to such restrictions, see “Specific Regulations - Regulation of Foreign Direct Investment in Value-Added Telecommunications Companies” and “Specific Regulations - Regulation of the Online Game Services - Online Games and Cultural Products.”

In addition, pursuant to Circular 6 and the MOFCOM Security Review Rules, a security review is required for mergers and acquisitions by foreign investors having “national defense and security” concerns and mergers and acquisitions by which foreign investors may acquire “de facto control” of domestic enterprises with “national security” concerns and prohibit foreign investors from bypassing the security review requirement by structuring transactions through proxies, trusts, indirect investments, leases, loans, control through contractual arrangements or offshore transactions. These national security review-related regulations are relatively new and there is a lack of clear statutory interpretation regarding the implementation of the rules, and PRC authorities may interpret these regulations to mean that the transactions implementing our VIE structures should have been submitted for review. Moreover, various media sources reported that the CSRC prepared a report for the State Council in 2011, suggesting regulating the use of VIE structures, such as ours, in the context of foreign investment in China and overseas listings. For a discussion of these PRC national security review requirements, see “Specific Regulations - Miscellaneous - Regulation of M&A and Overseas Listings”

If we were found to be in violation of any existing or future PRC law or regulations relating to foreign ownership of value-added telecommunications businesses and security reviews of foreign investments in such businesses, including online games businesses, regulatory authorities with jurisdiction over the operation of our business would have broad discretion in dealing with such a violation, including levying fines, confiscating our income, revoking the business or operating licenses of PRC subsidiaries or and/or VIEs, requiring us to restructure our ownership structure or operations, requiring us to discontinue or divest ourselves of all or any portion of our operations or assets, restricting our right to collect revenues, blocking our Websites, or imposing additional conditions or requirements with which we may not be able to comply. Any of these actions could cause significant disruption to our business operations and have an adverse impact on our business, financial condition and results of operations. Further, if changes were required to be made to our ownership structure, our ability to consolidate our VIEs could be adversely affected.

We may be unable to collect long-term loans to officers and employees or exercise management influence associated with High Century, Sohu Entertainment, Zhi Hui You, Tianjin Jinhu, Sogou Information, Gamease, Shanghai ICE, Guanyou Gamespace, GoodFeel, Yi He Jia Xun and Intelligence World.

As of December 31, 2013, Sohu had outstanding long-term loans of $18.7 million to Dr. Charles Zhang and certain executive officer and employees. These long-term loans are used to finance investments in our VIEs High Century, Sohu Entertainment, Zhi Hui You, Tianjin Jinhu, Sogou Information, Gamease, Shanghai ICE, Guanyou Gamespace, GoodFeel, Yi He Jia Xun and Intelligence World, which are used to facilitate our participation in telecommunications, Internet content, online games and certain other businesses in China where foreign ownership is either prohibited or restricted.

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

Because we conduct our Internet operations mainly in the PRC, and are restricted or prohibited by the PRC government from owning Internet content, telecommunication, online games operations and certain other operations in the PRC, we are dependent on our VIEs in which we have no direct ownership interest, to provide those services through contractual agreements among the parties and to hold some of our assets, including some of the domain names and trademarks relating to our business. These arrangements may not be as effective in providing control over our Internet content, telecommunications operations, online games operations and certain other as direct ownership of these businesses. For example, if we had direct ownership of our VIEs, we would be able to exercise our rights as a shareholder to effect changes in their boards of directors, which in turn could effect changes at the management level. Due to our VIE structure, we have to rely on contractual rights to effect control and management of our VIEs, which exposes us to the risk of potential breach of contract by the VIEs or their shareholders, such as their failing to use the domain names and trademarks held by them, or failing to maintain our Websites, in an acceptable manner or taking other actions that are detrimental to our interests. In addition, as each of our VIEs is jointly owned by its shareholders, it may be difficult for us to change our corporate structure if such shareholders refuse to cooperate with us. In addition, some of our subsidiaries and VIEs could fail to take actions required for our business, such as entering into content development contracts with potential content suppliers or failing to maintain the necessary permits for the content servers. Furthermore, if the shareholders of any of our VIEs were involved in proceedings that had an adverse impact on their shareholder interests in such VIE or on our ability to enforce relevant contracts related to the VIE structure, our business would be adversely affected.

The shareholders of the VIEs may breach, or cause the VIEs to breach, the VIE contracts for a number of reasons. For example, their interests as shareholders of the VIEs and the interests of our subsidiaries may conflict and we may fail to resolve such conflicts; the shareholders may believe that breaching the contracts will lead to greater economic benefit for them; or the shareholders may otherwise act in bad faith. If any of the foregoing were to happen, we might have to rely on legal or arbitral proceedings to enforce our contractual rights. In addition, disputes may arise among the shareholders of any of our VIEs with respect to their ownership of such VIE, which could lead them to breach their agreements with us. Such arbitral and legal proceedings and disputes may cost us substantial financial and other resources, and result in disruption of our business, and the outcome might not be in our favor. For example, a PRC court or arbitration panel could conclude that our VIE contracts violate PRC law or are otherwise unenforceable. If the contractual arrangements with any of our VIEs were found by PRC authorities with appropriate jurisdiction to be unenforceable, we could lose control over the assets owned by such VIE and lose our ability to consolidate such VIE’s results of operations, assets and liabilities in our consolidated financial statements and/or to transfer the revenues of such VIE to our corresponding PRC subsidiary.

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

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. Our PRC operating subsidiaries, Sohu Software, Go2Map Software, Sohu Media, Sohu New Momentum, Video Tianjin, Sogou Technology, Sogou Network, AmazGame, Gamespace, ICE Information, 7Road Technology and Sohu Era, are WFOEs, which are enterprises incorporated in China and wholly-owned by our indirect subsidiaries. Those WFOEs are subject to laws and regulations applicable to foreign investment in China. In addition, all of our subsidiaries and VIEs are incorporated in China and subject to all applicable Chinese laws and regulations. Because of the relatively short period for enacting such a comprehensive legal system, it is possible that the laws, regulations and legal requirements are relatively recent, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to us and other foreign investors, including you. Such uncertainties may also make it easier for others to infringe our intellectual property without significant cost, and new entrants to the market may tend to use gray areas to compete with us. In addition, uncertainties in the PRC legal system may lead to penalties imposed on us because of a difference in interpretation of the applicable law between the relevant governmental authority and us. For example, under current tax laws and regulations, we are responsible for paying business tax on a “Self-examination and Self-application” basis. However, since there is no clear guidance as to the applicability of certain areas of preferential tax treatment, we may be found to be in violation of the tax laws and regulations based on the interpretation of local tax authorities with regard to the scope of taxable services and the applicable tax rates, and therefore might be subject to penalties, including monetary penalties. In addition, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the Internet, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws.

The enforcement of the PRC Labor Contract Law and other labor-related regulations in the PRC may adversely affect our business and results of operations.

The Standing Committee of the National People’s Congress of the PRC enacted the Labor Contract Law in 2008, and amended it on December 28, 2012. The Labor Contract Law introduced specific provisions related to fixed-term employment contracts, part-time employment, probationary periods, consultation with labor unions and employee assemblies, employment without a written contract, dismissal of employees, severance, and collective bargaining to enhance previous PRC labor laws. Under the Labor Contract Law, an employer is obligated to sign an unlimited-term labor contract with any employee who has worked for the employer for ten consecutive years. Further, if an employee requests or agrees to renew a fixed-term labor contract that has already been entered into twice consecutively, the resulting contract, with certain exceptions, must have an unlimited term, subject to certain exceptions. With certain exceptions, an employer must pay severance to an employee where a labor contract is terminated or expires. In addition, the PRC governmental authorities have continued to introduce various new labor-related regulations since the effectiveness of the Labor Contract Law. For example, there are regulations which require that annual leave ranging from five to 15 days be made available to employees and that employees be compensated for any unused annual leave days at a rate of three times their daily salary, subject to certain exceptions.

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

The PRC has enacted regulations that apply to Internet-related services and telecom-related activities. While many aspects of these regulations remain unclear, they purport to limit and require licensing of various aspects of the provision of Internet information and content, online advertising, online game, and mobile services.

Under the Measures for the Administration of the Transmission of Audiovisual Programs over Internet and other Information Networks issued by the SAPPRFT (“SAPPRFT Measures”), which came into effect on October 11, 2004, Websites authorized to disseminate news must apply to the SAPPRFT to obtain a Permit for the Network Transmission of Audiovisual Programs in order to disseminate streaming video online. In addition, SAPPRFT issued the Catalogue of Classification of Internet Audio-Video Program Services (Trial) on April 1, 2010, pursuant to which the business of providing public program searching and watching services through the Internet to the public is classified as an Internet audio-video program service for which a Permit for the Network Transmission of Audiovisual Programs is required. On May 31, 2008, Sohu Internet received a Permit for the Network Transmission of Audiovisual Programs, issued by the SAPPRFT, and received a renewal on June 20, 2011. However, Sogou Information has not yet been granted such a license. If Sogou’s provision of video search services is later challenged by the SAPPRFT, we may be subject to severe penalties, including fines, or the suspension of our video search services or even our operations. In addition, Sohu’s online video businesses are operated under various Websites, such as sohu.com, Focus.cn and sogou.com, but current PRC laws and regulations are lack of clear provisions indicating whether it is permissible to provide video services over several Websites that are owned by a single company under one permit and the SAPPRFT might claim that such operation under one permit is not allowed under the SAPPRFT Measures. If the SAPPRFT were to make such a claim, we could face penalties from the SAPPRFT, such as fines, cancellation of our existing permit, or the forced discontinuation or restriction on our video services or even our operations. If we are ordered to suspend our services, our user traffic will be reduced and therefore our revenues will be negatively affected.

In addition, the MOC has issued several sets of regulations with respect to online music search services, including the Provisional Regulations for the Administration of Online Culture (“Online Culture Regulation”) effective on July 1, 2003 and further amended on July 1, 2004, and the Notice on Strengthening and Improving the Content Censorship of Online Music Content (“MOC Notice”) issued on September 3, 2009. The MOC has stipulated that the provision of online music search services constitutes disseminating music products via the Internet for which an Online Culture Permit is required. Sogou Information accordingly applied for and was granted such a permit in November, 2010 and was granted a renewal in September, 2011. In addition, the MOC requires that domestic music products be registered with the MOC within 30 days after being made available online, while imported music products must be approved by the MOC before being made available online. Due to the lack of relevant implementation rules, search companies, including Sogou, were unable to complete registration and approval procedures with the MOC. However, on January 7, 2011, March 17, 2011 and August 19, 2011 the MOC separately issued the Notice to Clean Up Illegal Online Music Product, Notice to Clean Up the second batch of Illegal Online Music Product and Notice to Clean Up the third batch of Illegal Online Music Product (“New MOC Notices”) to further strengthen the supervision of online music search, which reiterated that domestic music products must be registered with the MOC within 30 days after being made available online, while imported music products must be approved by the MOC before being made available online. In addition, the New MOC Notices specifically mentioned that the three batches of 300 imported song that had never been approved by the MOC needed to be removed immediately and deleted from the search results of online music search service providers beginning February 28, 2011, April 30, 2011 and September 15, 2011, respectively. Compliance with the MOC’s filing and registration requirements for online music products may increase our costs of operation for the search business. Moreover, the 300 songs specified in the New MOC Notices may not be the final list. We are not able to register all of the online music products that appear in our search results. Therefore, if the MOC were to claim that we are not in compliance with MOC rules and regulations, we could face penalties, including fines. In addition, our search results for online music products may be negatively affected, which in turn would have an adverse effect on our search business.

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

In addition, under the PRC AML, which took effect in 2008, an antitrust notification must be filed with the MOFCOM prior to the closing of a business combination that reaches certain notification thresholds. Although we believe that the Sogou-Tencent Transactions were not subject to the AML and we were not required to file an antitrust notification with respect to them, it is possible that MOFCOM will consider the Sogou-Tencent Transactions to have constituted a joint venture that would require an antitrust notification under the AML. If the MOFCOM were to conclude that such a notification was required, and prevail in such conclusion, MOFCOM might instruct us to discontinue the Sogou-Tencent Transactions, and within a specified time limit, dispose of the shares or assets, transfer the business and adopt other necessary measures to return to the state prior to Sogou-Tencent Transactions, and impose a fine of up to RMB500,000 on us, which could disrupt Sogou’s operations and business.

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

PRC legal restrictions permit payment of dividends by Sohu Software, Go2Map Software, Sohu Media, Sohu New Momentum, Video Tianjin, Sogou Technology, Sogou Network, AmazGame, Gamespace, ICE Information, 7Road Technology and Sohu Era only out of their net income, if any, determined in accordance with PRC accounting standards and regulations. Under PRC law, Sohu Software, Go2Map Software, Sohu Media, Sohu New Momentum, Video Tianjin, Sogou Technology, Sogou Network, AmazGame, Gamespace, ICE Information, 7Road Technology and Sohu Era are also required to set aside 10% of their net income each year to fund certain reserve funds until these reserves equal 50% of the amount of paid-in capital. These reserves are not distributable as cash dividends.

Furthermore, the CIT Law provides that a withholding tax at a rate of up to 20% may be applicable to dividends payable to non-PRC investors that are “non-resident enterprises,” to the extent that such dividends are derived from sources within the PRC. All of our foreign-invested enterprises have been subjected to withholding tax since January 1, 2008, generally at a 10% rate.

Under the Arrangement Between the PRC and the Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion with Respect to Taxes on Income and Capital (“China-HK Tax Arrangement”), which became effective on January 1, 2007, the dividend withholding tax rate may be reduced to 5%, if a Hong Kong resident enterprise is considered a non-PRC resident enterprise and holds at least 25% of the equity interests in the PRC enterprise distributing the dividends, subject to approval of the PRC local tax authority. However, if the Hong Kong resident enterprise is not considered to be the beneficial owner of such dividends under applicable PRC tax regulations, such dividends may remain subject to withholding tax at a rate of 10%. On October 27, 2009, the SAT issued a Notice on How to Understand and Determine the Beneficial Owners in Tax Agreement (“Circular 601”), which provides guidance on determining whether an enterprise is a “beneficial owner” under China’s tax treaties and tax arrangements. Circular 601 provides that, in order to be a beneficial owner, an entity generally must be engaged in substantive business activities and that a company that is set up for the purpose of avoiding or reducing taxes or transferring or accumulating profits, will not be regarded as a beneficial owner and will not qualify for treaty benefits such as preferential dividend withholding tax rates. If any of our Hong Kong subsidiaries is, in the light of Circular 601, considered to be a non-beneficial owner for purpose of the China-HK Tax Arrangement, any dividends paid to it by any of our PRC subsidiaries would not qualify for the preferential dividend withholding tax rate of 5%, but rather would be subject to the usual rate of 10%.

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

In accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), we do not provide for U.S. federal income taxes or tax benefits on the undistributed earnings or losses of our non-U.S. subsidiaries or consolidated VIEs because, for the foreseeable future, we do not have the intention to repatriate those undistributed earnings or losses to the U.S. However, certain activities conducted in the PRC may give rise to U.S. corporate income tax, even if there are no distributions to Sohu.com Inc. These taxes would be imposed on Sohu.com Inc. when its subsidiaries that are controlled foreign corporations (“CFCs”) generate income that is subject to Subpart F of the U.S. Internal Revenue Code, or Subpart F. Passive income, such as rents, royalties, interest and dividend, is among the types of income subject to taxation under Subpart F. Any income taxable under Subpart F is taxable in the U.S. at federal corporate income tax rates of up to 35%. Subpart F income that is taxable to Sohu.com Inc., even if it is not distributed to Sohu.com, may also include income from intercompany transactions between Sohu.com Inc.’s non-U.S. subsidiaries and Changyou’s non-U.S. subsidiaries, or where Sohu.com Inc.’s non-U.S. subsidiaries make an “investment in U.S. property,” within the meaning of Subpart F, such as holding the stock in, or making a loan to, a U.S. corporation.

In prior years, Sohu.com Inc. has not been required to treat dividends received by its Cayman Islands subsidiary, Sohu.com Limited, from Changyou as Subpart F income, which would be includible in Sohu.com Inc.’s taxable income in the U.S., by relying on what is commonly referred to as the CFC look-through rule. Under this rule, distributions from a lower-tier CFC to a higher-tier CFC are generally not Subpart F income if the activities that gave rise to the distribution arose from an active business. The CFC look-through rule is a temporary provision of the U.S. tax code that has been extended several times by the U.S. Congress. The provision is currently scheduled to expire for taxable years beginning after December 31, 2013. Unless further extended, the CFC look-through rule will be available for Sohu.com Inc.’s and Changyou.com Limited’s non-U.S. subsidiaries only through their taxable years ending November 30, 2014. Sohu.com Inc. would also be subject to U.S. corporate income tax under Subpart F to the extent that Sohu.com Inc.’s non-U.S. subsidiary sells Changyou ADSs at a price higher than the adjusted tax basis of such ADSs for U.S. federal income tax purposes.

Any such resulting U.S. corporate income tax imposed on Sohu.com Inc. would reduce our consolidated net income.

Activities of Internet content providers are or will be subject to additional PRC regulations, which have not yet been put into effect. Our operations may not be consistent with these new regulations when put into effect, and, as a result, we could be subject to severe penalties.

The MIIT has stated that the activities of Internet content providers are subject to regulation by various PRC government authorities, depending on the specific activities conducted by the Internet content provider. Various government authorities have stated publicly that they are in the process of preparing new laws and regulations that will govern these activities. The areas of regulation currently include online advertising, online news reporting, online publishing, provision of online or mobile music, online securities trading, the provision of industry-specific (e.g., drug-related) information over the Internet and foreign investment in value-added telecommunication services. For instance, the MOC issued Several Opinions of Development and Supervision of Online Music in November 2006. In accordance with the requirements of the MOC, we submitted most of the online music which we distributed in the PRC online or through mobile to the MOC for censoring and recording in March 2007. We may be required to be responsible for supervising nonprofit users’ distribution of online music on our portal. If we fail to comply with these requirements, we may be fined. Other aspects of our online operations may be subject to regulations in the future. Our operations may not be consistent with these new regulations when put into effect and, as a result, we may be subject to severe penalties as discussed above.

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

The Chinese government has stringent supervisions on online pornographic information and has launched several crackdowns on Internet pornography in the last year. On December 4, 2009, the MIIT and other three PRC government authorities jointly issued the Incentives Measures for Report of Pornographic, Obscene and Vulgar Messages on Internet and Mobile Media (“Anti-Pornography Notice”) to further crackdown on online pornography. Pursuant to this Anti-Pornography Notice, rewards of up to RMB10, 000 will be provided to Internet users who report Websites that feature pornography, and a committee has been established to review such reports to determine an appropriate award. We have deleted all Web pages with allegedly vulgar material from our relevant channels and communities. In addition, we have strengthened our internal censorship and supervision of links and content uploaded by the users. We have not, to date, received any penalty from the PRC government in this regard. However, there is no assurance that content considered vulgar by PRC government agencies will not appear in the future. In the event that we are accused by the government of hosting vulgar content, our reputation could be adversely affected.

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

In October 2005, the SAFE promulgated the Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Corporate Financing and Roundtrip Investment through Offshore Special Purpose Vehicles (“Circular 75”). The SAFE has further issued a series of implementation guidance. These regulations require PRC residents to register with the local SAFE branch before directly establishing or indirectly controlling any offshore company for the purpose of overseas capital financing with assets of or equity interests in PRC companies held by them and to file amendments to their registrations if their offshore companies experience material events involving capital variation, such as changes in share capital, share transfers, mergers and acquisitions, spin-off transactions, long-term equity or debt investments or providing guarantees. PRC residents’ failure to comply with the registration procedures may result in restrictions being imposed on the foreign exchange activities of the relevant PRC entity, including the payment of dividends and other distributions to its offshore parent, as well as restrictions on capital inflows from the offshore entity to the PRC entity.

In an effort to comply with Circular 75 and related rules, we have requested our shareholders to make the applications and registrations required under Circular 75 and related rules. However, it is possible that some or all of our and Changyou’s shareholders who are PRC residents will not comply with all the requirements required by Circular 75 or related rules. Any future failure by any of our, or Changyou’s shareholders who is a PRC resident, or controlled by a PRC resident, to comply with relevant requirements under these regulations could subject us and Changyou to fines or sanctions imposed by the PRC government, including restrictions on our subsidiaries’ ability to pay dividends or make distributions to us and our ability to increase our investment in these subsidiaries.

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

Sohu Era, Sohu Media, Sogou Technology and Gamease re-qualified as NHTEs in 2011. The resulting income tax rate for Sohu Era, Sohu Media, Sogou Technology and Gamease was 15% for 2012 and 2013. Sohu Internet and Sogou Information re-qualified as NHTEs in 2012, and as a result were subject to income tax at a rate of 15% in 2012 and 2013, and will be subject to the same rate in 2014.

In addition, the CIT Law and its implementing regulations provide that “Software Enterprises” can enjoy an income tax exemption for two years beginning with their first profitable year and a 50% reduction to a rate of 12.5% for the subsequent three years. Shenzhen 7Road qualified as a Software Enterprise and enjoyed 50% reduction to a rate of 12.5% for the 2012 and 2013 fiscal years. Shanghai ICE qualified as a Software Enterprise and enjoyed a 50% reduction to a rate of 12.5% for the 2012 and 2013 fiscal years. Gamespace qualified as a Software Enterprise and enjoyed an income tax exemption for the 2012 and 2013 fiscal years, and will qualify for a 50% reduction to a rate of 12.5% for the subsequent three years. 7Road Technology qualified as a Software Enterprise and enjoyed an income tax exemption for the 2013 fiscal year, and will enjoy an exemption for the 2014 fiscal year and a 50% reduction to a rate of 12.5% for the subsequent three years. ICE Information also qualified as a Software Enterprise and will be entitled to an income tax exemption for two years beginning with its first profitable year and a 50% reduction to a rate of 12.5% for the subsequent three years. AmazGame was subject to the 15% income tax rate applicable to NHTEs for 2012. AmazGame also qualified as a “Key National Software Enterprise” and as a result was subject to a preferential rate of 10% for 2013, and will be subject to the same rate in 2014.

In addition, depending on the nature of the products provided, a value-added tax (“VAT”) at a rate of 17% is imposed on revenues derived from products sold in domestic operations, but not on revenues from products sold in overseas operations. Shenzhen 7Road is required to pay VAT on revenues it derives from domestic operations, but is entitled to a tax refund which reduces its effective VAT rate to 3%.

There are uncertainties regarding future interpretation and implementation of the CIT Law and its implementing regulations. We cannot assure you that the NHTE, Software Enterprise, and Key National Software Enterprise qualifications of our operating entities currently qualified as such, or their entitlement to an income tax exemption or refund of their VAT, will not be challenged by higher level tax authorities and be repealed, or that there will not be any future implementing regulations that are inconsistent with current interpretation of the CIT Law. For example, according to a circular recently issued by the SAT, there will be new regulations promulgated by relevant authorities concerning new criteria to certify a Software Enterprise. Therefore, we cannot assure you that the qualification of any of our PRC subsidiaries or VIEs as a Software Enterprise will not be challenged in the future or whether such companies will able to take any further actions, such as re-application for Software Enterprise qualification, to enjoy such preferential tax treatments. If those operating entities cannot qualify for such income tax or VAT holidays, our effective income tax rate or VAT rate, as the case may be, will be increased significantly and we may have to pay additional income tax to make up the previously unpaid tax, which would reduce our net income.

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

Our reporting currency is the U.S. Dollar. However, substantially all of our revenues are denominated in RMB. In July 2005, China reformed its exchange rate regime by establishing a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies. The RMB is no longer pegged to the U.S. dollar and the exchange rate will have some flexibility. Hence, considering the floating exchange rate regime, if the RMB depreciates relative to the U.S. Dollar, our revenues as expressed in our U.S. Dollar financial statements will decline in value. On May 19, 2007, the PBOC announced a policy to expand the maximum daily floating range of RMB trading prices against the U.S. dollar in the inter-bank spot foreign exchange market from 0.3% to 0.5%. While the international reactions to the RMB revaluation and widening of the RMB’s daily trading band have generally been positive, with the increased floating range of the RMB’s value against foreign currencies, the RMB may appreciate or depreciate significantly in value against the U.S. dollar or other foreign currencies in the long term, depending on the fluctuation of the basket of currencies against which it is currently valued. On June 19, 2010, the PBOC announced that it has decided to proceed further with the reform of the RMB exchange rate regime to enhance the flexibility of the RMB exchange rate and that emphasis would be placed on reflecting market supply and demand with reference to a basket of currencies. While so indicating its intention to make the RMB’s exchange rate more flexible, the PBOC ruled out any sharp fluctuations in the currency or a one-off adjustment. On April 16, 2012, the PBOC enlarged the floating band of RMB’s trading prices against the U.S. dollar in the inter-bank spot foreign exchange market from 0.5% to 1% around the middle rate released by the China Foreign Exchange Trade System each day. In February 2014, the center point of the currency’s official trading band hit 6.1146, representing appreciation of more than 11.7% since June 19, 2010. In addition, there are very limited hedging transactions available in China to reduce our exposure to exchange rate fluctuations. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure, if at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into U.S. Dollars.

Risks Related to Our Common Stock

The market price of our common stock has been and will likely continue to be volatile. The price of our common stock may fluctuate significantly, which may make it difficult for stockholders to sell shares of our common stock when desired or at attractive prices.

The market price of our common stock has been volatile and is likely to continue to be so. The initial public offering price of our common stock in July 2000 was $13.00 per share. The trading price of our common stock subsequently dropped to a low of $0.52 per share on April 9, 2001. During 2013, the trading price of our common stock ranged from a low of $39.79 per share to a high of $87.29 per share. On February 25, 2014, the closing price of our common stock was $73.73 per share.

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

Auditors of companies whose shares are registered with the U.S. Securities and Exchange Commission and traded publicly in the United States, including our independent registered public accounting firm, must be registered with the U.S. Public Company Accounting Oversight Board (the “PCAOB”) and are required by the laws of the United States to undergo regular inspections by the PCAOB to assess their compliance with the laws of the United States and professional standards applicable to auditors. Our independent registered public accounting firm is located in, and organized under the laws of, the PRC, which is a jurisdiction where the PCAOB, notwithstanding the requirements of U.S. law, is currently unable to conduct inspections without the approval of the Chinese authorities. In May 2013, PCAOB announced that it had entered into a Memorandum of Understanding on Enforcement Cooperation with the CSRC and the PRC Ministry of Finance, which establishes a cooperative framework between the parties for the production and exchange of audit documents relevant to investigations undertaken by PCAOB, the CSRC or the PRC Ministry of Finance in the United States and the PRC, respectively. PCAOB continues to be in discussions with the CSRC and the PRC Ministry of Finance to permit joint inspections in the PRC of audit firms that are registered with PCAOB and audit Chinese companies that trade on U.S. exchanges.

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

If a recent initial decision rendered by the Administrative Law Judge (the “ALJ”) in administrative proceedings brought by the SEC against the Big Four PRC-based accounting firms, including our independent registered public accounting firm, becomes final, we could be unable timely file future financial statements in compliance with the requirements of the Securities Exchange Act of 1934.

In December 2012, the SEC instituted administrative proceedings against the Big Four PRC-based accounting firms, including our independent registered public accounting firm, alleging that these firms had violated U.S. securities laws and the SEC’s rules and regulations thereunder by failing to provide to the SEC the firms’ audit work papers with respect to certain PRC-based companies that are publicly traded in the United States. On January 22, 2014, the ALJ presiding over the matter rendered an initial decision that each of the firms had violated the SEC’s rules of practice by failing to produce audit workpapers to the SEC. The initial decision censured each of the firms and barred them from practicing before the SEC for a period of six months. The Big Four PRC-based accounting firms recently appealed the ALJ’s initial decision to the SEC. The ALJ’s decision does not take effect unless and until it is endorsed by the SEC. Any SEC endorsement or other determination could be appealed by the accounting firms through the U.S. federal courts. While we cannot predict the outcome of the SEC’s review or that of any subsequent appeal process, if the accounting firms are ultimately temporarily denied the ability to practice before the SEC, our ability to file our financial statements in compliance with SEC requirements could be impacted. A determination that we have not timely filed financial statements in compliance with SEC requirements could ultimately lead to the delisting of our common stock from NASDAQ or the termination of the registration of our common stock under the Securities Exchange Act of 1934, or both, which would substantially reduce or effectively terminate the trading of our common stock in the United States.

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

Changyou’s status as a publicly-listed company may have adverse U.S. tax consequences for us. As the Sohu Group has two listed companies, Sohu.com Inc. and Changyou.com Limited, which are regarded as separate legal entities for U.S. tax purposes, certain transactions between these two companies, as well as between their subsidiaries and VIEs, might expose Sohu.com Inc. to U.S. corporate income tax at a rate of 34%. Moreover, certain types of transactions by Changyou and its subsidiaries and VIEs - investing in U.S. properties, for example - might expose Sohu.com Inc. to the risk that the transactions will be subject to U.S. tax. If Changyou pays dividends, Sohu.com Inc., as one of the shareholders of Changyou, might be subject to U.S. corporate income tax at a rate of 35% for the dividends received. Under certain circumstances, when Sohu sells Changyou ADSs originally held by Sohu at a price higher than its U.S. tax basis, a portion of the proceeds will be subject to U.S. corporate income tax at a rate of 35%.

Sogou’s status as a majority-owned subsidiary of Sohu could have an adverse effect on Sohu.

Given that Sogou is not a wholly-owned subsidiary of us, it is possible that our and Sogou’s interests could diverge in the future as we may need to consider the interests of other shareholders of Sogou. If Sogou’s interests differ from, or are contrary to, our interests, our business operations may be adversely affected. Furthermore, if our search business does not break even or achieve profitability and we are unable to raise additional capital, we could be forced to suspend the operation of our search business, and even if we were able to raise additional capital, our interest in Sogou would be further diluted.

Moreover, since Sohu does not hold 100% of Sogou, certain transactions between Sohu and Sogou, as well as between their subsidiaries and VIEs, might expose Sohu.com Inc. to 35% U.S. corporate income tax. In addition, certain transactions entered into by Sogou and its subsidiaries and VIEs, such as investing in U.S. properties, might expose Sohu.com Inc. to the risk that these will be treated as transactions subject to U.S. tax. If Sogou were to pay a dividend to its shareholders, Sohu, as one of the shareholders of Sogou, could be subject to U.S. corporate income tax at 35% on the portion of the dividend it received.

Risks Related to Changyou.com Limited

The following risk factors are adapted from risk factors that are included in Changyou’s annual report on Form 20-F for the year ended December 31, 2013.

Risks Relating to Changyou’s Business and Industry

Changyou’s limited operating history makes evaluating its business and prospects difficult.

Changyou was incorporated on August 6, 2007 in the Cayman Islands as an indirect wholly-owned subsidiary of Sohu.com Inc. We transferred all of our MMOG business to Changyou in December 2007. Changyou acquired the entities operating its cinema advertising business in January 2011; Changyou acquired a majority interest in its Web games subsidiary 7Road in May 2011 and acquired all of the remaining equity interests in 7Road in June, 2013; Changyou acquired the 17173 Business from us in December 2011; Changyou acquired 100% of the equity interests in Doyo in November 2013; and in December 2013, Changyou acquired a majority interest in Raidcall, which operates a free social communication platform through a series of Websites (the “Raidcall Business”). Changyou’s limited operating history in the each of these areas may not provide a meaningful basis for you to evaluate its business and prospects. Its business strategy has not been proven over a long period of time and we cannot be certain that Changyou will be able to successfully expand its online game business, the 17173 Business, the Raidcall business or its cinema advertising business.

You should also consider additional risks and uncertainties that may be experienced by early stage companies operating in a rapidly developing and evolving industry. Some of these risks and uncertainties relate to Changyou’s ability to:

•	develop license or operate new MMOGs and Web and mobile games that are appealing to game players and meet its expected timetable for launches of new games;

•	raise its brand recognition and game player loyalty;

•	maintain and strengthen the 17173 Business and the leading position of the 17173.com Website among game information portals in China;

•	successfully adapt to evolving business models, industry trends and market environment by developing and investing in new business strategies, products, services and technologies, including new games other than MMOGs and Web games, such as social games and mobile games; and new software for mobile devices and applications; and

•	maintain or expand its marketing efforts to attract more game players to its games and to the game information portal of the 17173 Business, the social communication platform of Raidcall Business and its various mobile application platforms in an increasingly competitive business environment.

If Changyou does not adapt its business to address these risks and uncertainties, Changyou’s ability to continue its success to date or to expand its business in the future may be impeded.

Changyou’s business may not succeed in a highly competitive market.

Competition in the online game market in China is becoming increasingly intense. There are a number of publicly-traded companies focusing on the MMOG and /or Web games markets in China with shares listed on NASDAQ, the New York Stock Exchange, the Hong Kong Stock Exchange and the Shenzhen Stock Exchange, including Tencent, NetEase, Shanda, Perfect World, Giant Interactive Group Inc., NetDragon Websoft Inc., Kingsoft Corporation Limited, Taomee Holdings Limited, Shenzhen ZQGame Co. and YY. In addition, there are many venture-backed private companies focusing on online game development, further intensifying the competition. Recently, many of Changyou’s competitors have been aggressively hiring talent for game development, increasing spending on marketing for games, bidding for licenses of games, penetrating into the Web and mobile game markets, and releasing new software for mobile devices to attract a growing number of gamers that access Internet products and services through mobile devices. Increased competition in Changyou’s current and intended markets may make it difficult for Changyou to retain its existing employees and attract new employees, and to sustain its growth rate. Furthermore, Changyou also faces intense competition for cost-effective marketing resources for its games, such as game-related Websites, which could drive up its marketing costs and decrease the effectiveness of its marketing campaigns.

The 17173 Business, which derives revenue primarily from providing advertising services to advertisers on the 17173.com Website, faces intense competition for advertising business targeting online game players, which can be expected to increase significantly in the future. Changyou competes with other game information portals, such as duowan.com, operated by YY Inc., and game.qq.com, operated by Tencent Holdings Ltd., and other Internet portals which have, or may over time be able to build, competitive advantages over Changyou in terms of:

•	greater brand recognition among game players and advertising clients;

•	larger user and customer bases;

•	more extensive and well developed marketing and sales networks; and

•	substantially greater financial and technical resources.

If Changyou is unable to sustain and enhance its brand recognition, provide quality products and services and meet other difficult technological and business challenges, then its users and advertising clients may become dissatisfied and move to a competitor’s portal for products and services, Changyou’s user base may decrease and its ability to generate advertising revenues on its 17173.com Website may decline as a result.

In order to compete effectively in the PRC, as well as in the worldwide market, Changyou must continue to spend significant resources in research and development, including through acquisitions, to enhance its technology and its existing games, advertising and other services, and introduce new game products and services, including games other than MMOGs and Web games, such as social and mobile games, new software for mobile devices and applications, in order for Changyou to adapt to industry trends and shifting demands of game players and advertising clients and to remain competitive. If Changyou’s products and services are not responsive to the needs of its game players and advertisers, are not appropriately timed with market opportunities, or are not effectively brought to market, or if Changyou’s competitors are more successful than Changyou is in developing compelling products or in attracting and retaining game players and advertisers, Changyou may not be able to recoup such expenditures.

There are uncertainties regarding the future growth of the online game industry in China.

The online game industry, from which Changyou derives substantially all of its revenues, is a relatively new and evolving industry. The growth of the online game industry and the level of demand and market acceptance of Changyou’s games are subject to a high degree of uncertainty. Changyou’s future operating results will depend on numerous factors affecting the online game industry, many of which are beyond its control, including:

•	whether recent declines in the use of personal computers in general, and for purposes of accessing online games in particular, will continue or accelerate in China and other markets in which Changyou offers its games;

•	the growth of mobile device (such as smart phones and tables), Internet and broadband users and penetration in China and other markets in which Changyou offers its games, and the rate of any such growth;

•	whether the online game industry, particularly in China and the rest of the Asia-Pacific region, continues to grow and the rate of any such growth;

•	general economic conditions in China, particularly economic conditions adversely affecting discretionary consumer spending, such as the slowdown in China’s economic growth that occurred between the first quarter of 2010 and the third quarter of 2012;

•	the availability and popularity of other forms of entertainment, particularly games of console systems, which are already popular in developed countries and may gain popularity in China; and

•	changes in consumer demographics and public tastes and preferences.

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

Changyou currently relies on its MMOG TLBB for a majority of its revenues and on its Web games DDTank and Wartune, for a significant portion of its revenues. Changyou launched TLBB in May 2007 and 7Road launched DDTank and Wartune in March 2009 and December 2011, respectively. We cannot guarantee how long TLBB, DDTank and Wartune will continue to sustain their current levels of popularity. To prolong TLBB’s and DDTank’s lifespans, Changyou needs to continually improve and update them on a timely basis with new features that appeal to existing game players and attract new game players, and to market these new features. Despite its efforts to improve TLBB, DDTank and Wartune, the game players may nevertheless lose interest in these games over time. See “Risks Relating to Changyou’s Business and Industry - Changyou may not be successful in operating and improving its games to satisfy the changing demands of game players.” If Changyou fails to improve and update these games on a timely basis, or if its competitors introduce more popular games catering to its game player base, which, in the case of TLBB, could include games adapted from other novels written by Louis Cha, these games may lose their popularity, which could cause Changyou’s revenues to decrease.

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

Changyou is not likely to sustain its recent growth rate; Changyou expects to sustain losses in the near term and may not be able to avoid future losses.

Changyou’s revenues have grown significantly in a relatively short period of time. Primarily due to the commercial success of TLBB, Changyou’s revenues grew from $484.6 million for the year ended December 31, 2011 to $623.4 million for the year ended December 31, 2012, and to $737.9 million for the year ended December 31, 2013. Changyou’s net income attributable to Changyou.com Limited grew from $245.5 million for the year ended December 31, 2011 to $282.4 million for the year ended December 31, 2012 but decreased to $268.6 million for the year ended December 31, 2013. Changyou is not likely to sustain similar rates of growth in revenues or net income in future periods. Changyou expects to sustain net losses in the near future due to increased spending for marketing for software on mobile devices. Changyou may not be able to avoid further net losses and may experience further declines in revenues in the future, due to a number of factors, including, among others, the greater difficulty of growing at sustained rates from a larger revenue base, the uncertain level of popularity of its future games, the need to expend greater amounts in order to develop or acquire new games, technologies, assets and businesses, and uncertainty as to its ability to integrate such newly acquired games, technologies, assets and businesses. In particular, we expect Changyou to experience significant increases in its costs and expenses as it expands its business into mobile games and software for mobile devices in order to adapt to industry trends and an evolving market environment, expands domestically and internationally and increases its investment in Web games and mobile games. Accordingly, you should not rely on the results of any prior period as an indication of Changyou’s future financial and operating performance.

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

Recent and potential future acquisitions and/or strategic alliances may have an adverse effect on Changyou’s ability to manage its business and may also result in impairment charges.

Changyou has made acquisitions of, and may potentially acquire in the future, technologies, businesses or assets that are complementary to its business and/or enter into strategic alliances in order to leverage its position in the Chinese online game market and expand its business domestically and internationally. Such acquisitions or strategic alliances may expose Changyou to potential risks, including risks associated with the integration of new technologies, businesses and personnel, unforeseen or hidden liabilities, the diversion of management attention and resources from its existing business, and the inability to generate sufficient revenues to offset the costs and expenses of acquisitions or strategic alliances. Any difficulties encountered in the acquisition and strategic alliance process may have an adverse effect on Changyou’s ability to manage its business. In addition, acquired businesses may not perform to Changyou’s expectations for various reasons, including the loss of key personnel or key clients, and its strategic focus may change. As a result, Changyou may not realize the benefits it anticipated. If Changyou fails to integrate acquired technologies, businesses and assets or realize the expected benefits, it may not receive a return on its investment and its transaction costs for such acquisitions. The benefits of an acquisition or investment may also take considerable time to develop, and there is uncertainty as to whether any particular acquisition or investment will produce the intended benefits, which could adversely affect Changyou’s business and operating results. Acquisitions could result in contingent liabilities or amortization expenses related to intangible assets or write-offs of goodwill and/or intangible assets, which could adversely affect Changyou’s results of operations.

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

Changyou is dependent upon its existing management, its key development personnel and its qualified technical personnel; Changyou’s Chief Financial Officer has resigned and its business may be severely disrupted if Changyou is unable to find a replacement or if Changyou loses the services of other members of its management or key personnel.

Changyou’s future success depends substantially on the continued services of its executive officers and its key development personnel, such as its Chief Executive Officer Tao Wang, its President Dewen Chen, its Chief Operating Officer Xiaojian Hong and its Chief Information Officer Wendy Pan. If one or more of its executive officers or key development personnel were unable or unwilling to continue in their present positions, Changyou might not be able to replace them easily or at all. For example, Changyou’s Chief Financial Officer Alex Ho resigned effective March 4, 2014 and, although Changyou has designated an interim replacement, Changyou has not yet identified a permanent replacement for Mr. Ho. Changyou’s business could be significantly disrupted if it is not successful in identifying and hiring a replacement for Mr. Ho. In addition, if any of Changyou’s executive officers or key employees joins a competitor or forms a competing company, it may lose know-how, key professionals, staff members and suppliers. These executive officers and key employees could develop and operate games that could compete with and take game players away from its existing and future games. Although each of its executive officers and key personnel has entered into an employment agreement with Changyou with non-competition provisions, these non-competition provisions may not be enforceable in China.

Game players’ spending on Changyou’s games may be adversely affected by continuing slower growth in the Chinese economy and adverse conditions in the global economy.

Changyou relies on the spending of its game players for its revenues, which in turn depends on the players’ level of disposable income, perceived future earnings capabilities and willingness to spend. The real estate market in the PRC and the level of exports from the PRC have both experienced significant declines recently and, according to the National Bureau of Statistics of China, the growth rate of China’s gross domestic product, compared to that of the previous year, slowed from 10.3% in 2010 to 9.2% in 2011 and 7.5% in 2012 and 7.7% in 2013. Such growth may continue to slow in the future, which could in turn result in a reduction in spending by its game players.

In addition, the global economy has experienced significant instability in recent years, with growth in the United States slowing and the European Community facing disruptions as a result of crises in the economies of Greece and Spain, among other countries. It is unclear how long such instability will continue, whether it will increase, whether it will lead to a renewed worldwide economic downturn such as the one that began in 2008, and how much adverse impact such instability or any such downturn might have on the economies of China and other jurisdictions where Changyou operates its games. Any such instability or adverse impact in China or in overseas markets could cause its game players to reduce their spending on Changyou’s games in China or overseas and reduce its revenues.

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

Changyou depends on purchases and continual consumption of virtual items by its game players to generate revenues, which in turn depend on the continued attractiveness of its games to the game players and their satisfactory game-playing experience. Various issues could arise that would cause Changyou’s games to be less attractive to its game players or could limit the continued attractiveness of its games. For example:

•	Changyou may fail to provide game updates, expansion packs and other enhancements in a timely manner due to technologies, resources or other factors;

•	Changyou’s game updates, expansion packs and new versions may contain program errors, and their installation may create other unforeseen issues that adversely affect the game-playing experience;

•	Changyou may fail to timely respond and /or resolve complaints from its game players;

•	Changyou may fail to eliminate computer “bots,” which can disrupt its games’ smooth operation and reduce the attractiveness of its games; and

•	Changyou’s game updates, expansion packs and other enhancements may change rules or other aspects of its games that its game players do not welcome, resulting in a reduction in the active accounts, peak concurrent users, active paying accounts, average concurrent users, and/or revenues per active paying account of its MMOGs or a reduction in the active accounts, active charging accounts, peak concurrent users, average concurrent users and/or revenues per active charging account of its Web games.

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

Changyou must launch new games that can generate additional revenue and diversify its revenue sources in order to remain competitive. Changyou will not generate any meaningful revenue from a pipeline game until it is commercially launched after open beta testing, and we cannot assure you that Changyou will be able to meet its timetable for new game launches or that its new games will be successful. A number of factors, including technical difficulties, lack of sufficient game development personnel and other resources, failure to obtain or delays in obtaining relevant governmental authorities’ approvals and adverse developments in its relationships with the licensors or third-party operators of its new games could result in delayed launching of Changyou’s new games. In addition, we cannot assure you that Changyou’s new games will be as well received in the market as TLBB, DDTank and Wartune have been, and you should not view its historical game revenues, the success of TLBB, DDTank as indications of the commercial success of its new or future games. Changyou may fail to anticipate and adapt to future technical trends, new business models and changed game player preferences and requirements, fail to effectively plan and organize marketing and promotion activities, or fail to differentiate its new games from its existing games. If the new games Changyou introduces are not commercially successful, Changyou may not be able to generate sufficient revenues from new games to sustain or grow its results of operations or to recover its product development costs and sales and marketing expenses, which can be significant.

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

Changyou’s MMOGs and Web games are currently accessed primarily through personal computers. As devices other than personal computers are increasingly used to access the Internet, we believe that Changyou must acquire or develop software and games for such devices if it is to maintain or increase its revenues, and it may not be successful in doing so.

Devices other than personal computers, such as mobile phones and tablets, are used increasingly in China and in overseas markets to access the Internet. We believe that, for Changyou’s business to be successful, it will need to develop versions of its existing games, its pipeline games and any future games that work well with such devices. The games that Changyou develops for such devices may not function as smoothly as its existing games, and may not be attractive to game players in other ways. In addition, manufacturers of such devices may establish restrictive conditions for developers of applications to be used on such devices, and as a result its games may not work well, or at all, on such devices. As new devices are released or updated, Changyou may encounter problems in developing versions of its games for use on such devices and Changyou may need to devote significant resources to the creation, support, and maintenance of games for such devices. During 2013, in order to pursue opportunities arising from the global trend toward mobile Internet, Changyou invested significant amounts in the acquisition, development and operation of software and games for mobile devices, and expects to continue to make considerable expenditures during 2014 in order to launch selected software, games and platforms for the mobile market. If Changyou is unable to successfully expand the types of devices on which its existing and future games are available, or if the versions of its games that Changyou creates for such devices do not function well or are not attractive to game players, or if the software and mobile games for mobile devices that Changyou has launched, or expects to launch in the future, are not successful, Changyou may not be able to recoup its investments in the mobile market.

Changyou’s business will suffer if it is unable to develop successful games for mobile platforms or successfully monetize mobile games it develops or acquires.

Developing games for mobile devices is an important component of Changyou’s strategy. Changyou has devoted and expects to continue to devote substantial resources to the development of its mobile games, but we cannot guarantee that Changyou will be able to develop games that appeal to players or advertisers. In addition, Changyou may encounter difficulty in integrating features on games developed for mobile devices that a sufficient number of players will pay for or otherwise sufficiently monetizing mobile games. Generally, Changyou’s mobile games monetize at a lower rate than its Web-based games and Changyou may not be successful in its efforts to increase its monetization from mobile games. If Changyou is unable to implement successful monetization strategies for its mobile games, its ability to grow revenue and its financial performance will be negatively affected.

Changyou’s ability to successfully develop games for mobile devices will depend on its ability to:

•	expand on the portfolio of mobile games Changyou develops in-house and licenses from third-party developers;

•	effectively develop new mobile games for multiple mobile operating systems and mobile devices;

•	effectively cross-market mobile games to players of its current MMOGs, Web games and mobile games;

•	anticipate and effectively respond to the growing number of players switching from Web games to mobile games, the changing mobile landscape and the interests of players;

•	attract, retain and motivate talented game designers, product managers and engineers with experience in developing games for mobile devices;

•	minimize launch delays and cost overruns on the development of new games;

•	effectively monetize mobile games without degrading the social game experience for its players;

•	develop games that provide for a compelling and optimal user experience through existing and developing third party technologies, including third party software and middleware utilized by its players; and

•	acquire and successfully integrate high quality mobile game assets, personnel or companies.

These and other uncertainties make it difficult to know whether Changyou will be able to develop successful mobile games. If Changyou does not succeed in doing so, its business will suffer.

Changyou relies on third-party operators to jointly operate most of its Web games with it.

Changyou’s wholly-owned subsidiary 7Road, which is the developer and operator of Changyou’s most successful Web games to date, largely relies on third-party joint operators to attract users to play its games and for most of the marketing of its games, and operations through third-party joint operators account for a substantial majority of 7Road’s revenues. If third-party joint operators of 7Road’s games experience network disruptions, cease to offer 7Road’s games over their platforms, fail to effectively promote 7Road’s games on their platforms or attract game players, or terminate 7Road’s joint operation agreements in advance of their expiration dates during any particular period, 7Road’s revenues, and hence Changyou’s consolidated revenues, for that period will be adversely affected and 7Road’s and Changyou’s reputation could be harmed.

Changyou generates substantially all of its game revenues under the item-based revenue model, which has a short history of commercial application and presents risks related to consumer preferences and regulatory restrictions.

Substantially all of Changyou’s games, including MMOGs, Web games and mobile games, are operated under the item-based revenue model. Under this revenue model, Changyou’s game players are able to play the games for free if they so choose, but are charged for the purchase of virtual items in the games. Changyou currently expects that substantially all of its online game revenues, including revenues from games currently in its pipeline, will continue to be generated under the item-based revenue model. The item-based revenue model requires Changyou to design games that not only attract game players to spend more time playing, but also encourage them to purchase virtual items. The sale of virtual items requires Changyou to track closely consumer tastes and preferences, especially as to in-game consumption patterns. If Changyou fails to design and price virtual items so as to incentivize game players to purchase them, it may not be able to effectively translate its game player base and their playing time into revenues. The item-based revenue model does not have a long history of proven commercial application. In addition, the item-based revenue model may cause additional concerns with PRC regulators who have been implementing regulations designed to reduce the amount of time that Chinese youths spend on online games and intended to limit the total amount of virtual currency issued by online game operators and the amount purchased by individual game players. A revenue model that does not charge for time played may be viewed by the PRC regulators as inconsistent with these goals. The item-based revenue model may not continue to be commercially successful and in the future Changyou may need to change its revenue model to a time-based or other revenue model. Any change in revenue model could result in disruption of Changyou’s game operations, a decrease in the number of its game players and a decline in its revenues.

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

The17173 Business, which derives revenue primarily from providing advertising services on the 17173.com Website, had online advertising revenues of $ 50.0 million and IVAS revenues of $5.4 million for the year ended December 31, 2013, representing 7.5% of Changyou’s total revenues for the year. Changyou’s ability to maintain or grow revenues from the 17173 Business may be adversely affected by any of the following risk factors:

•	The online advertising market is new and rapidly evolving, particularly in China. As a result, many of Changyou’s current and potential advertising clients have limited experience using the Internet for advertising purposes and historically have not devoted a significant portion of their advertising budgets to Internet-based advertising;

•	Changes in government policy could restrict or curtail Changyou’s online advertising services;

•	Advertising clients may adopt new methods and strategies other than online advertising to promote their brands, which would have an adverse impact on the advertising revenue of Changyou; and

•	The acceptance of the Internet as a medium for advertising depends on the development of a measurement standard. No standards for the measurement of the effectiveness of online advertising have been widely accepted. Industry-wide standards may not develop sufficiently to support the Internet as an effective advertising medium. If these standards do not develop, advertisers may choose not to advertise on the Internet in general, or through Changyou’s 17173.com Websites.

In addition, Changyou’s ability to generate and maintain significant online advertising revenues will also depend upon:

•	the development of a large base of users possessing demographic characteristics attractive to advertising clients;

•	the acceptance of online advertisements as an effective method of business marketing;

•	the effectiveness of Changyou’s advertising delivery, tracking and reporting systems;

•	the extent of resistance from existing or potential customers to online advertising prices; and
•	the development of new formats for online advertising, such as streaming video.

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

Changyou’s cinema advertising business generated losses through 2013 and Changyou may not be able to maintain or expand the revenues that it receives from cinema advertising services.

Changyou’s cinema advertising business generates revenues through contracts that it enters into with advertisers to place their advertisements in pre-film advertising slots in movie theatres, and generated losses through 2013. Changyou receives the cinema advertising rights for such pre-film advertising slots under contracts with various theatres and film production companies. We cannot assure you that Changyou will be able to develop, maintain or expand the types of relationships with movie theatres and film production companies that will permit it to receive or preserve its existing rights or obtain any additional rights to pre-movie advertisement slots. Any failure to develop, maintain or expand such relationships could prevent Changyou from increasing its cinema advertising revenues, cause a decrease in such revenues, or cause the business to again generate losses.

Changyou incurs additional costs and face significant risks when it operates, licenses, or jointly operates with third-party joint operators, its games outside of China and seeks to expand its operations to select markets. If Changyou fails to manage these risks, its growth and business prospects could be adversely affected.

Changyou currently licenses some of its games, including TLBB and DMD, to, and jointly operates DDTank and Wartune with, third-party operators in regions outside of China, including Taiwan, Hong Kong, Vietnam and Malaysia. Changyou plans to continue to license, and jointly operate these games, and other future games in these and other overseas markets. Changyou has expanded its direct game operations to select markets, such as the United States, Malaysia and India, and expects to expand its direct game operations (through local wholly-owned subsidiaries) to other overseas markets. Identifying appropriate overseas markets, negotiating with potential third-party licensees or joint operators and managing Changyou’s relationships with its licensees and joint operators all require substantial management effort and skills and the incurrence of significant expenses. Licensing Changyou’s games and operating them overseas directly or jointly with third-party joint operators also require translation of its games into the local languages of the overseas markets in which Changyou plans to license or operate, and may require customization as well, both of which require significant additional expense. There are additional risks associated with the licensing or direct or joint operation of the games overseas, including:

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

The online game industry is evolving rapidly, so Changyou needs to anticipate new technologies and evaluate their possible market acceptance. In addition, government authorities or industry organizations may adopt new standards that apply to game development. Any new technologies and new standards may require increases in expenditures for MMOGs, Web games or mobile games development and operations, and Changyou will need to adapt its business to cope with the changes and support these new services to be successful. If Changyou falls behind in adopting new technologies or standards, its existing games may lose popularity, and its newly developed games may not be well received in the marketplace.

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

A substantial number of game players access Changyou’s games through Internet cafés in China. Due to limited hardware capacity, Internet cafés generally feature a limited number of games on their computers. Changyou thus competes with a growing number of other online game operators to ensure that its games are featured on these computers. This competition is intensified by restrictions by the Ministry of Culture, or MOC, on the establishment of new Internet cafés and on the total number of Internet cafés nationwide. It is necessary for Changyou to maintain good relationships with Internet café operators, require its distributors to maintain a sales presence in a large number of Internet cafés, and conduct periodical promotional activities in select Internet cafés and other general sales and marketing efforts to ensure that Changyou’s games are featured in a sufficient number of Internet cafés. If Changyou fails to maintain good relationships with Internet café operators, or if it and/or its distributors fail to successfully persuade Internet cafés to feature its games, its revenues may be adversely affected.

Changyou may fail to maintain a stable and efficient distribution network for its virtual prepaid game cards.

Online payment systems in China are in a developmental stage and are not as widely available to or accepted by consumers in China as they are in the United States. Changyou relies primarily on a distribution network composed of third-party distributors for the sales of its virtual game cards to its game players. As a result, Changyou’s revenues could be adversely affected by under-performance by its distributors, such as a failure to meet minimum sales or penetration targets or to establish an extensive online retail network. Changyou generally signs one-year agreements with its distributors. Changyou may not continue to maintain favorable relationships with them. In addition, the distributors may violate the distribution agreements. Such violations may include, among other things, their:

•	failure to maintain minimum price levels for Changyou’s prepaid game cards in accordance with the distribution agreements;

•	failure to properly promote Changyou’s MMOGs in local Internet cafés and other important outlets, or cooperate with Changyou’s sales and marketing team’s efforts in their designated territories; and

•	selling Changyou’s virtual game cards outside their designated territories.

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

Commencing in October 2013, Changyou discontinued sales discounts, and decreased rebate rates, that Changyou had previously offered to its prepaid game card distributors, while increasing its direct sales of game points to its game players through its own online sales platform. Such discontinuation and decrease may disincentivize Changyou’s distributors from effectively selling Changyou prepaid game cards, which could reduce Changyou’s revenues.

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

Most of the online advertising services of the 17173 Business are distributed by, and most of the online advertising revenues of the 17173 Business are derived from, advertising agencies. In 2013, for example, Changyou engaged five advertising agencies, which contributed approximately 84% of the online advertising revenues of the 17173 Business. In consideration for these agencies’ services, Changyou is required to pay certain percentages of revenues as sales rebates. If the online advertising market is consolidated and effectively controlled by a small number of large advertising agencies, such advertising agencies may be in a position to demand higher sales rebates based on increased bargaining power, which could negatively affect Changyou’s online advertising growth, as Changyou books its online advertising revenue net of its sales rebates to advertising agencies.

As Changyou grows its business and expand into new types of games and platform, Changyou will need to hire a significant number of new employees. If Changyou is unable to attract a sufficient number of qualified new employees, its business prospects may be adversely affected.

As Changyou grows its business and expand into social and mobile games, the game platform business and international markets, Changyou will need to increase the number of its employees, including senior-level executives, experienced project managers, game development personnel and game operation professionals. The number of its employees increased 35.5% between the end of 2012 and the end of 2013. Changyou’s industry in China is characterized by high demand and intense competition for talent, particularly for game developers and related technical personnel, and Changyou may not be able to attract a sufficient number of additional qualified employees to meet the growth of its business, which would adversely affect its growth strategy and its business prospects.

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

Despite Changyou’s efforts to protect its intellectual property, online game developers may copy its ideas and designs, and other third parties may infringe its intellectual property rights. For example, certain third parties have misappropriated the source codes of previous versions of TLBB and have set up unauthorized servers in China and elsewhere to operate TLBB to compete with Changyou. Although in response Changyou has taken measures to enforce its intellectual property rights, such measures may not be successful in eliminating these unauthorized servers. The existence of unauthorized servers may attract game players away from Changyou’s games and may result in decreases in its revenues. Litigation relating to intellectual property rights may result in substantial costs to Changyou and diversion of resources and management attention away from Changyou’s business, and may not be successful. In addition, Changyou’s ideas and certain of its designs , if not fixed in a tangible form of expression or registered with the appropriate PRC authorities, may not be protected by patents or other intellectual property rights. As a result, Changyou may be limited in its ability to assert intellectual property rights against online game developers who independently develop ideas and designs that compete with Changyou.

Changyou may not have exclusive rights to trademarks, designs and technologies that are crucial to its business.

Changyou has applied for initial registrations in the PRC and overseas, and/or changes in registrations relating to transfers of its key trademarks in the PRC, including ChangYou.com, cyou.com, 7Road, TLBB, TL logos, Blade Online, DMD, DDTank, Wartune, DPCQ and 17173 and the corresponding Chinese versions of the marks so as to establish and protect Changyou’s exclusive rights to these tradmarks. Changyou has succeeded in registering the trademarks ChangYou.com, cyou.com, 7Road, TLBB, TL logos, DMD, DDTank, and 17173 in the PRC under certain classes. The applications for initial registration, and/or changes in registrations relating to transfers, of other marks and/or of some of these marks under other classes are still under examination by the Trademark Office of the State Administration for Industry & Commerce of the PRC, or the SAIC, and relevant authorities overseas. Changyou has also applied for patents relating to the design of its games and to technology intended to enhance the functionalities of its games. These patent applications are under examination by the State Intellectual Property Office of the PRC. Approvals of Changyou’s initial trademark registration applications, and/or of changes in registrations relating to such transfers, or of its patent applications, are subject to determinations by the Trademark Office of the SAIC, the State Intellectual Property Office of the PRC and relevant authorities overseas that there are no prior rights in the applicable territory. We cannot assure you that these applications will be approved. Any rejection of these applications could adversely affect Changyou’s rights to the affected marks, designs and technologies. In addition, even if these applications are approved, we cannot assure you that any registered trademark or issued patent will be sufficient in scope to provide adequate protection of Changyou’s rights.

Breaches in the security of Changyou’s server network could cause disruptions in its service, facilitate piracy of its intellectual property, or compromise confidential information of its game players.

Changyou stores on its servers and transmits over the Internet considerable and continually increasing amounts of data, much of which is essential to the operation of its business or is highly confidential information concerning its business and its game players. In addition, the expansion of Changyou’s business to include Web, social and mobile games and its need to comply with PRC regulations requiring real-name registration of its game players are likely to cause the amount of personal data concerning its game players that is transmitted over its networks to increase over time. Any breaches of its network by hackers could cause severe disruptions in its service, allow piracy of the source code used in the operation of its games and allow pirated versions of its games to enter the marketplace, or result in the release of confidential personal or financial information of its game players, any of which could have an adverse impact on Changyou’s business, its revenues, and its reputation among game players. We expect that, in order to minimize the likelihood of such breaches as its business expands and the amount of confidential and sensitive data increases, Changyou will need to expend considerable resources to maintain and enhance the effectiveness of its security systems.

Changyou may be subject to, and may expend significant resources in defending against, claims regarding the content and services it provides over its Websites.

As Changyou’s services may be used to download and distribute information to others, there is a risk that claims may be made against it for defamation, negligence, copyright or trademark infringement or based on the nature and content of such information. Furthermore, Changyou could be subject to claims related to the online activities of its visitors and incur significant costs in its defense. In the past, claims regarding the nature and content of information that was posted online by visitors have been made in the United States against companies that provide online services. Changyou could be exposed to liability for the selection of listings that may be accessible through its Websites or through content and materials that its visitors may post in classified, message boards, chat rooms or other interactive services. If any information provided through Changyou’s services contains errors, third parties may make claims against Changyou for losses incurred in reliance on the information.

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

Changyou operates some of its existing games, and plans to operate certain of its pipeline and future games, with internet publishing numbers that Changyou obtained through unrelated third-party electronic publishing entities. If the SAPPRFT challenges the commercial operation of any of Changyou’s games that are operated with Internet publishing numbers obtained through third-party publishing entities, Changyou may be subject to various penalties, including restrictions on its operations.

Under PRC regulations issued by the SAPPRFT and the MIIT relating to the regulation of online publication, an internet publishing license is required for online game operators, and a publishing number obtained under such a license is required for each game in operation and publicly available in the PRC. Changyou publishes its games SJQY, DDTank, Wartune and certain of its other existing games with publishing numbers obtained through third-party licensed electronic publishing entities. Changyou’s VIE Shanghai ICE is still in the process of applying for an Internet publishing license and Changyou’s VIE Shenzhen 7Road intends to continue to publish certain of its pipeline and future games with publishing numbers obtained through third parties. See “Specific Regulations - Regulation of the Online Game Services - Online Games and Cultural Products”. Current PRC regulations are not clear as to the consequence of obtaining publishing numbers through third-party electronic publishing entities. Changyou’s past and expected future practices might be challenged by the SAPPRFT, which could subject Changyou to various penalties, including fines, confiscation of publishing equipment and the revenues generated from the publishing activities, the revocation of its business license, or the forced discontinuation of or restrictions on its operations.

If Changyou is found to be in violation of current or future PRC laws and regulations regarding Internet-related services and telecom-related activities, Changyou could be subject to severe penalties.

The PRC government has enacted regulations that apply to Internet-related services and telecom-related activities. While many aspects of these regulations remain unclear, they purport to limit and require licensing of various aspects of the provision of Internet information and content, online games, and online advertising services.

Under regulations issued by the SAPPRFT, Websites authorized to disseminate news must apply to the SAPPRFT to obtain a Permit for the Network Transmission of Audiovisual Programs in order to disseminate streaming video online. Under additional SAPPRFT regulations, the business of providing public program searching and watching services through the Internet to the public is classified as an Internet audio-video program service for which a Permit for the Network Transmission of Audiovisual Programs is required. Changyou’s online video services offered on the 17173.com Website are operated by Guanyou Gamespace through a permit held by Sohu Internet and Guanyou Gamespace has not yet been granted such a permit directly. If the video services conducted by Guanyou Gamespace are later challenged by the SAPPRFT, Changyou may be subject to severe penalties, including fines, or the suspension of its video services or even its operations. If Changyou is ordered to suspend the video services provided on its 17173.com Website, its user traffic will be reduced and therefore Changyou’s revenues derived from online advertising will be negatively affected. In addition, Guanyou Gamespace is in the process of renewing its ICP license and Online Culture Operating Permit to include the 17173 Business. If Guanyou Gamespace is unable to obtain such renewals, Changyou may not be allowed to continue the operation of the 17173 Business or be subject to severe penalties.

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

As these regulations are subject to interpretation by the relevant authorities, it is not possible for Changyou to determine in all cases the type of content that could result in liability for it as an MMOG developer and operator, a developer and operator of Web and mobile games and an operator of the 17173 Business. In addition, Changyou may not be able to control or restrict the content of other Internet content providers linked to or accessible through its Websites, or content generated or placed on its Websites by its game players, despite its attempt to monitor such content. To the extent that regulatory authorities find any portion of Changyou’s content objectionable, they may require Changyou to curtail its games, which may reduce its game player base, the amount of time its games are played or the purchases of virtual items.

Changyou may be subject to the PRC government’s ongoing crackdown on Internet pornographic content.

The PRC government has stringent regulations on online pornographic information and has launched several crackdowns on Internet pornography. Regulations jointly issued by the MIIT and three other government authorities jointly provide for rewards of up to RMB10, 000 to Internet users who report Websites that feature pornography and the MIIT established a committee to review such reports to determine an appropriate award. Changyou has not, to date, received any penalty from the PRC government in this regard. However, it is possible that content considered pornographic or vulgar by PRC government agencies will appear in the future on Websites or games that Changyou operates. In the event that Changyou is accused by the PRC government of hosting pornographic or vulgar content, Changyou’s business and reputation could be adversely affected.

There are currently no laws or regulations in the PRC governing property rights of virtual assets and therefore it is not clear what liabilities, if any, Changyou may have relating to the loss of virtual assets by its game players.

In the course of playing the games, some virtual assets, such as game player experience, skills and weaponry, are acquired and accumulated. Such virtual assets can be highly valued by game players and in some cases are traded among game players for real money or assets. In practice, virtual assets can be lost for various reasons, such as data loss caused by delay of network service by a network crash, or by hacking activities. There are currently no PRC laws and regulations governing property rights of virtual assets. As a result, it is unclear who the legal owner of virtual assets is and whether the ownership of virtual assets is protected by law. In addition, it is unclear under PRC laws and regulations whether an operator of online games such as Changyou would have any liability (whether in contract, tort or otherwise) for loss of such virtual assets by game players. Based on several judgments regarding the liabilities of online game operators for loss of virtual assets by game players, the courts have generally required the online game operators to provide well-developed security systems to protect such virtual assets owned by game players. In the event of a loss of virtual assets, Changyou may be sued by game players and may be held liable for damages.

Changyou’s online game operations may be adversely affected by implementation of new anti-fatigue-related regulations.

The PRC government may decide to adopt more stringent policies to monitor the online game industry as a result of adverse public reaction to perceived addiction to online games, particularly by minors. Eight PRC governmental authorities, including the SAPPRFT, the Ministry of Education and the MIIT, jointly issued the Anti-Fatigue Notice, requiring all Chinese online game operators to adopt an “anti-fatigue system” in an effort to curb addiction to online games by minors. Under the anti-fatigue system, three hours or less of continuous play is defined to be “healthy,” three to five hours is defined to be “fatiguing,” and five hours or more is defined to be “unhealthy.” Game operators are required to reduce the value of game benefits for minor game players by half when those game players reach the “fatigue” level, and to zero when they reach the “unhealthy” level. In addition, online game players in China are now required to register their identity card numbers before they can play an online game. This system allows game operators to identify which game players are minors. These restrictions could limit Changyou’s ability to increase its business among minors. If these restrictions were expanded to apply to adult game players in the future, Changyou’s revenues could be adversely affected.

These eight PRC government authorities subsequently promulgated additional regulations, including a Notice on Initializing the verification of Real-name Registration for Anti-Fatigue System on Internet Games (“Real-name Regulation Notice”), to strengthen the implementation of the anti-fatigue system and real-name registration. The Real-name Registration Notice’s main focus is to prevent minors from using an adult’s identity to play Internet games and, accordingly, provides stringent punishment for online game operators for not implementing the anti-fatigue and real name registration measures properly and effectively. The most severe punishment contemplated by the Real-name Registration Notice is termination of the operation of the online game if it is found to be in violation of the Anti-Fatigue Notice, the Real-name Registration Notice or the Monitor System Circular. The Real-name Registration Notice increases Changyou’s operating risks, as Changyou will be required to spend more resources on the real-name verification and anti-fatigue system, which will lead to an increase in its operation costs. In addition, the amount of time that minors will be able to spend playing online games such as Changyou’s will be further limited, which can be expected to lead to a reduction in Changyou’s revenues. Furthermore, if Changyou is found to be violating these regulations, it may be required to suspend or discontinue its online game operations.

In February, 2013, 15 PRC governmental authorities, including the SAPPRFT, the Ministry of Education, the MOC and the MIIT, jointly issued the Work Plan, implementing integrated measures by various authorities designed to prevent minors from being addicted to online games. Under the Work Plan, the current relevant regulations will be clarified and additional implementation rules will be issued by relevant authorities. As a result, Changyou may have to impose more stringent limits for minor game players, which may lead to an increase in its operating expenses, and a reduction in its revenues from minor game players.

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

The online game revenues of Changyou are collected through the sale of its prepaid cards or online sale of game points. The Notice on the Reinforcement of the Administration of Internet Cafés and Online Games (“Internet Cafés Notice”), issued by the MOC in 2007, directs the PBOC, to strengthen the administration of virtual currency in online games to avoid any adverse impact on the PRC economy and financial system. The Internet Cafés Notice places strict limits on the total amount of virtual currency issued by online game operators in the PRC and the amount purchased by individual users in the PRC, and requires a clear division between virtual transactions and real transactions carried out by way of electronic commerce. The Internet Cafés Notice also provides that virtual currency should only be used to purchase virtual items. In 2009, the MOC and the MOFCOM jointly issued the Notice on Strengthening the Administration of Online Game Virtual Currency (“Virtual Currency Notice”). In the Virtual Currency Notice, the MOC and the MOFCOM for the first time defined “virtual currency” as a type of virtual exchange instrument issued by online game operators, purchased directly or indirectly by the game user by exchanging legal currency at a certain exchange rate, saved outside the game programs, stored in servers provided by online game operators in electronic record format and represented by specific numeric units. In addition, the Virtual Currency Notice categorizes companies involved with virtual currency in the PRC as either issuers or trading platforms and prohibits companies from simultaneously operating both as issuers and as trading platforms. One of the Virtual Currency Notice’s stated intended objectives is to limit the circulation of virtual currency and thereby reduce concerns that it may impact real world inflation. Specifically, the Virtual Currency Notice requires online game operators to report the total amount of their issued virtual currency on a quarterly basis and game operators are prohibited from issuing disproportionate amounts of virtual currencies in order to generate revenues. In addition, the Virtual Currency Notice reiterates that virtual currency can only be provided to users in exchange for an RMB payment and can only be used to pay for virtual goods and services of the issuers. Online game operators are prohibited from providing lucky draws or lotteries which are conducted on the condition that participants contribute cash or virtual currencies in exchange for game props or virtual currencies, and from providing virtual currency trading services to minors. The Virtual Currency Notice places additional potentially burdensome obligations on online game operators, including a requirement that operators keep transaction data records for no less than 180 days, which means that Changyou must design and operate its databases so that it can maintain users’ information for the minimum required period, resulting in higher costs for its online game operations. Changyou must tailor its business model carefully in order to comply with the overall requirements of the Virtual Currency Notice, in a manner which can be expected to result in relatively lower sales of its game coins or game points, coins and an adverse impact on its online game revenue.

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

Adverse public opinion could discourage game players from playing Changyou’s games, and could result in government regulations that impose additional limitations on the operations of online games as well as game players’ access to online games. For example, under the Monitor System Circular online game operators are required to adopt various measures to maintain a system to communicate with the parents of minors playing online games and are required to monitor the activities of minors and suspend the accounts of minors if so requested by their parents. We believe that stricter government regulations, such as regulations imposing stricter age and hour limits, limiting the issuance of virtual currency by online game operators or the amount of virtual currency that can be purchased by an individual game player, and extending anti-fatigue-related regulations to adults, could be implemented in the future. Any such adverse public opinion or tightened government regulations could adversely affect Changyou’s ability to maintain or increase its revenues.

In addition, the SAT has announced that it will tax game players on the income derived from the trading of virtual currencies at the rate of 20%. It is currently unclear how the tax will be collected or if there will be any effect on Changyou’s game players or its business, but collection of such a tax might discourage players who are interested in trading virtual currencies from playing the games of Changyou, which could reduce its revenues.

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

The online game industry in China is highly regulated by the PRC government. Various regulatory authorities of the PRC central government, such as the State Council, the MIIT, the SAPPRFT, the MOC and the Ministry of Public Security, are empowered to issue and implement regulations governing various aspects of the online game industry.

Changyou is required to obtain applicable permits, approvals and registrations from, or make necessary filings with, different regulatory authorities in order to operate its online games. For example, as an online game operator in China, Changyou must obtain an ICP license from the MIIT, an Online Cultural Operating Permit from the MOC and an Internet publishing license from the SAPPRFT in order to distribute games through the Internet. Any online game Changyou operates needs to be approved by the SAPPRFT prior to its launch and filed with the MOC within 30 days after its launch. Once a new online game or any upgrade, expansion pack or new version of any existing game is launched, such new game or such upgrade, expansion pack or new version of such existing game must be filed with the MOC and approval must be obtained from the SAPPRFT for online publication. Shenzhen 7Road’s current ICP license does not specifically permit the operation of BBS services, and it is unclear whether Shenzhen 7Road is required to have an ICP license that specifically permits such services, as the PRC State Council has issued a decision that such specific approval is not required for an ICP, but local authorities generally continue to require such specific approval for BBS services. If Changyou fails to maintain any of its permits, approvals or registrations, to make any necessary filings, or to apply for and obtain any new permits, approvals or registrations or make any new filings on a timely basis, it may be subject to various penalties, including fines and a requirement that it discontinues or limits its operations.

As the online game industry is at an early stage of development in China, new laws and regulations may be adopted from time to time to require additional licenses and permits other than those Changyou currently has, and address new issues that arise. In addition, substantial uncertainties exist regarding the interpretation and implementation of current and any future PRC laws and regulations applicable to the online game industry. For example, there is ambiguity as to the division of authority and responsibilities between the SAPPRFT and the MOC with respect to regulating online games and, as a result, there may be overlapping approval requirements with respect to some aspects of Changyou’s games or its game operations. Furthermore, as mobile games are a new type of online game, there are uncertainties relating to whether a game developer, such as Changyou, which provides mobile games to mobile device users, needs to obtain a separate operating license in addition to the ICP license that it has already obtained. For any mobile games it launches, Changyou may be required to apply for a separate operating license for the mobile applications. Therefore, Changyou may not be able to obtain timely, or at all, required licenses or any other new license required in the future, and it may be found to be in violation of current or future PRC laws and regulations, which could impede its ability to conduct business.

Further strengthened supervision of the online game industry may adversely affect the online game operation of Changyou.

On September 28, 2009, the SAPPRFT, together with the National Copyright Administration, and the National Office of Combating Pornography and Illegal Publications jointly issued a Notice on Further Strengthening on the Administration of Pre-examination and Approval of Online Game and the Examination and Approval of Imported Online Game (“SAPPRFT Online Game Notice”). In the SAPPRFT Online Game Notice, the SAPPRFT states that it is the only governmental department with authority for examination and pre-approval of online games, and that all online game operators must obtain an internet publishing license to provide online game services. Under the SAPPRFT Online Game Notice, additional approvals from the SAPPRFT are required when game operators release new versions or expansion packs, or make any changes to the originally approved online game. In addition, on July 1, 2009, the SAPPRFT issued a Notice on Strengthening the Approval and Administration of Imported Online Games, in which the SAPPRFT further states that it is the only governmental department authorized by the State Council to approve the importation of online games from offshore copyright owners. In the event of any failure to meet the above-mentioned requirements, an operator may face heavy penalties, such as being ordered to stop operation, or having its business license revoked. The online game business of Changyou may be adversely affected by these two SAPPRFT notices. The launch of expansion packs and imported games might be delayed because of the extra approval required. Such delay in releasing expansion packs or imported games may result in higher costs for the online game operation of Changyou and have an adverse effect on its game revenue.

On June 3, 2010, the MOC issued the Interim Measures for Online Games Administration (“Online Game Measures”), which became effective on August 1, 2010, aiming to further strengthen the MOC’s supervision of the online game industry. Specifically, the Online Game Measures reiterate that the MOC has the power to review the content of all online games except online game publications that have been pre-approved by the SAPPRFT. However, the Online Game Measures do not clearly specify what constitutes “online game publication.” Furthermore, the Online Game Measures provide that all domestic online games must be filed with the MOC, while all imported online games are subject to a content review prior to their launch. If a substantial change (for example, any significant modification to a game’s storyline, language, tasks, or trading system) is made to an existing imported or domestic online game, it will be subject to a new content review.

The online game business of Changyou may be adversely affected by the Online Game Measures. The Online Game Measures do not set forth any specific procedure for the required filing and content review procedures for online games and therefore may cause delay when Changyou tries to file or apply for content review with the MOC. In addition, for Changyou’s imported licensed games, the requirement for a prior approval of any substantial change may cause delay in releasing expansion packs, which may result in higher costs of the online game operation of Changyou and have an adverse effect on its game revenue. In addition, the Online Game Measures do not resolve certain inconsistencies and ambiguities resulting from pronouncements included in previous notices issued by the SAPPRFT and the MOC. Because there is ambiguity in the scope of the authority and the roles and responsibilities of governmental departments, such as the MOC and the SAPPRFT, with oversight of the online game industry, Changyou may face stricter scrutiny of the day-to-day operations of its online game business. If any of the online game operating entities of Changyou cannot comply with any of the stipulations of any PRC governmental department regarding the online game industry, Changyou may be subject to various penalties and its online game business may be adversely affected.

Changyou’s business may be adversely affected if it cannot obtain a payment service license

On June 14, 2010, the PBOC issued the Administrative Measure on the Payment Services of Non-Financial Institutions (“Payment Measures”), which went into effect on September 1, 2010. Under the Payment Measures, Payment Services are defined as the provision of capital transfer services by non-financial institutions acting as intermediaries, including services rendered in connection with network-based payments, issuance and settlement services for pre-paid cards and acquiring services for bank cards. The Payment Measures require all non-financial institutions engaging in Payment Services to obtain a Payment Service License from the PBOC. Failure to obtain a Payment License where one is required will lead to termination of the right to provide payment services. Given that the definition of “network-based payments” in the Payment Measures is vague, we are not sure whether or not Changyou’s fee collection activity for its online game operations could be deemed to be a payment service under the Payment Measures. If Changyou is required to apply for a Payment Service License under the Payment Measures, we cannot assure you that it will be able to obtain the required license in a timely manner. If Changyou is required to and cannot obtain such a license, its business will be adversely affected.

Contract drafting, interpretation and enforcement in China involve significant uncertainty.

Changyou has entered into numerous contracts governed by PRC law, many of which are material to its business. As compared with contracts in the United States, contracts governed by PRC law tend to contain less detail and are not as comprehensive in defining contracting parties’ rights and obligations. As a result, contracts in China are more vulnerable to disputes and legal challenges. In addition, contract interpretation and enforcement in China is not as developed as in the United States, and the result of any contract dispute is subject to significant uncertainties. Therefore, Changyou may be subject to disputes under its material contracts, and if such disputes arise, Changyou may not prevail. Due to the materiality of certain contracts to Changyou’s business, such as the license agreements with Louis Cha regarding Changyou’s rights to develop and operate TLBB and DMD, any dispute involving such contracts, even without merit, may materially and adversely affect Changyou’s reputation and its business operations, and may cause the price of its ADSs to decline.

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

There is uncertainty as to the application of SAT Circular 698. For example, while the term “Indirect Transfer” is not clearly defined, it appears that PRC tax authorities are authorized to request information from a wide range of foreign entities that have no direct link to China. Moreover, the relevant PRC authorities have not issued any formal rules as to the process and format for reporting an Indirect Transfer to the PRC tax authorities. In addition, there are not any formal rules as to how it is determined whether a foreign investor lacks a commercial purpose and was established in order to reduce, avoid or defer PRC tax. SAT Circular 698 may be determined by PRC tax authorities to be applicable to the historical reorganization of 7Road, including Changyou’s acquisition of the equity of 7Road, if any of the steps in the 7Road’s reorganization were determined by PRC tax authorities to lack a reasonable commercial purpose. As a result, the transfer of 7Road’s shares by certain shareholders to other parties may be subject to income tax on capital gains generated from such transfers of the shares, and PRC tax authorities might, at their discretion, adjust any capital gains and impose tax return filing obligations on the transferring shareholders or require Changyou to provide assistance for an investigation by PRC tax authorities. Furthermore, although SAT Circular 698 contains an exemption for transfers of publicly traded stock in a PRC tax resident enterprise, it remains unclear whether Changyou will be deemed a PRC tax resident enterprise and whether such exemption will be applicable to the transfer of Changyou’s shares or ADSs. If Changyou is regarded as a non-PRC tax resident enterprise, PRC tax authorities may deem any future transfer of its ordinary shares or ADSs by its shareholders or holders of its ADSs to be subject to these regulations, which may subject such shareholders or holders of its ADSs to additional reporting obligations or tax burdens. In the case of failure to comply with these circulars by such shareholders or holders of Changyou’s ADSs, the PRC tax authorities may take actions, including requesting Changyou to provide assistance for their investigation, which could have a negative impact on its business operations. In addition, since Changyou may pursue acquisitions as one of its growth strategies, and may conduct acquisitions involving complex corporate structures, PRC tax authorities might, at their discretion, adjust the amount of capital gains or request that Changyou submit additional documentation for their review in connection with any potential acquisitions, which may cause Changyou to incur additional acquisition costs or delay its acquisition timetable.

Changyou’s operating results for a particular period could fall below its expectations or the expectations of investors or research analysts, resulting in a decrease in the price of its ADSs.

Changyou’s operating results may vary significantly from period to period as a result of factors beyond its control, such as the slowdown in China’s economic growth that occurred between the first quarter of 2010 and the third quarter of 2012 and between the first and second quarters of 2013, caused in part by measures adopted by the Chinese government intended to slow such growth and to temper real estate prices and inflation, and the significant instability recently experienced in the worldwide economy, with growth in the United States slowing, and the European Community facing disruptions as a result of crises in the economies of Greece and Spain, among other countries, and such factors may be difficult to predict for any given period. Other factors also could cause significant fluctuations in the operating results of Changyou, including the timing and success of its new game launches, its costs of developing and launching new games, and the level of user activity of Changyou’s games in China during particular fiscal quarters. If Changyou’s operating results for any period fall below its expectations or the expectations of investors or research analysts, the price of Changyou’s ADSs is likely to decrease.

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

Sohu

In February 2007, we purchased an office building of approximately 18,265 square meters in Beijing, for consideration of approximately $35.3 million.

In November 2009, we entered into a contract for the purchase and development of an office building of approximately 41,283 square meters in Beijing to serve as our headquarters, for consideration of approximately $162 million. The office building was placed in service in May 2013.

As of December 31, 2013, we leased additional office space in Beijing of approximately 20,017 square meters to accommodate increased headcount. We also leased office space of approximately 20,882 square meters in other cities in the PRC and in other countries.

Changyou

In August 2009, Changyou purchased an office building of approximately 14,950 square meters in Beijing, for consideration of approximately $33.4 million.

In August 2010, Changyou entered into a contract for the purchase and development of an office building of approximately 56,549 square meters in Beijing to serve as its headquarters, for consideration of approximately $171 million. The office building was placed in service in December 2013.

As of December 31, 2013, Changyou leased additional office space in Beijing of approximately 12,498 square meters to accommodate increased headcount. Changyou also leased office space of approximately 19,890 square meters in other cities in the PRC and in other countries.

ITEM 3.	LEGAL PROCEEDINGS

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

There have been no material developments in the legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 28, 2013, except that lawsuits commenced against the Sohu Group in March 2008 by four major record companies (Sony BMG, Warner, Universal and Gold Label) in which they had alleged that the Sohu Group provided music search links and download services that violated copyrights they owned were settled during 2013 without any payment of damages by us.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Select Market, under the symbol “SOHU”. Public trading in our common stock commenced on July 12, 2000. The following table sets forth the high and low sale prices of our common stock as reported by the NASDAQ Stock Market for the quarters indicated.

	2013		2012
	High	Low	High	Low
First quarter	$50.68	$39.79	$65.42	$47.00
Second quarter	68.58	45.85	56.45	39.71
Third quarter	79.75	59.52	44.99	33.75
Fourth quarter	87.29	60.01	47.88	34.84

The closing price of our common stock on February 25, 2014 as reported by the NASDAQ Global Select Market was $73.73.

Holders

As of February 11, 2014, there were 18 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the exact number of beneficial holders represented by these record holders. As of February 11, 2014, there were approximately 14,000 beneficial holders of our common stock.

Dividends

On August 6, 2012, Changyou declared a special one-time cash dividend of $1.90 per Class A or Class B ordinary share, or $3.80 per American depositary share (“ADS”) and a total of $201 million. On September 21, 2012, Changyou paid out this special cash dividend, of which $136 million was paid to and received by Sohu.

On September 17, 2013, Sogou distributed a special dividend to holders of its Series A Preferred Shares in the amount of $301 million, of which Sohu Search received $161 million, Photon received $43 million, and China Web received $97 million.

Sohu does not expect to pay any of the dividends received from Changyou and Sogou, or to pay any other dividends, to its shareholders in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The information in Item 12 of this report is incorporated herein by reference.

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

Through December 31, 2013, we had used $8.2 million of the net proceeds from the offering for operating activities, purchases of fixed assets, funding for certain equity investments and strategic acquisitions of complementary businesses. The remaining net proceeds from the offering have been invested in cash and cash equivalents. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return for Sohu, the NASDAQ Stock Market (U.S. companies) Index (or the NASDAQ Market Index) and the Morningstar Group Index. The graph covers the period from December 31, 2008 to December 31, 2013. The graph assumes that $100 was invested on December 31, 2008 in our common stock, the NASDAQ Market Index and the Morningstar Group index, and the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	Sohu.com Inc.	Morningstar Group	NASDAQ Market Index
12/31/2008	86.83	45.92	60.02
12/31/2009	105.06	88.49	87.25
12/31/2010	116.45	93.63	103.08
12/31/2011	91.71	91.54	102.27
12/31/2012	86.83	89.25	120.40
12/31/2013	154.06	355.07	281.18

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

In 2012, with the development of our business, we reclassified certain expenses for our search and others business and our video division. Accordingly, we adjusted our presentation based on the new classification.

Commencing January 1, 2013, in order to provide a better foundation for understanding Changyou’s performance, both revenues and costs generated from the operation of third-party Web games on the 17173.com Website were reclassified from the online game business and the online advertising business to IVAS in the others business. Certain comparative figures have been reclassified to conform to the current presentation.

Commencing in the second quarter of 2013, in order to provide a better description of the segment of our business formerly known as wireless, we changed the name of the wireless business to the mobile business.

In the third quarter of 2013, management noted an accounting error in the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2012 regarding net income attributable to Sohu.com Inc. and the calculation of basic and diluted net income per share attributable to Sohu.com Inc. Management performed an assessment of the impact of this accounting error and concluded that the relevant affected historical financial statements could continue to be relied upon but would be revised to correct the error. Financial data for 2012 have been revised accordingly.

	Year Ended December 31,
	2013	2012 (Revised)	2011	2010	2009
	(In thousands, except per share data)
Statements of Comprehensive Income Data:
Revenues:
Online advertising:
Brand advertising	$428,526	$290,205	$277,327	$210,856	$177,073
Search and others	198,915	124,389	62,981	18,649	8,491
Subtotal of online advertising revenues	627,441	414,594	340,308	229,505	185,564
Online games	669,168	570,346	435,508	327,151	267,585
Mobile	53,547	55,893	52,015	52,320	60,809
Others	50,118	26,368	24,256	3,801	1,281

Total revenues	1,400,274	1,067,201	852,087	612,777	515,239
Cost of revenues:
Online advertising:
Brand advertising	221,659	161,195	107,391	86,684	59,451
Search and others	109,139	70,628	35,144	18,434	12,105
Subtotal of cost of online advertising revenues	330,798	231,823	142,535	105,118	71,556
Online games	93,307	76,350	49,837	29,852	17,505
Mobile	32,654	36,893	31,882	28,041	34,370
Others	23,291	24,592	16,093	1,487	2,400

Total cost of revenues	480,050	369,658	240,347	164,498	125,831

Gross profit	920,224	697,543	611,740	448,279	389,408

Operating expenses:
Product development	276,120	181,359	112,617	75,638	56,948
Sales and marketing	351,653	214,736	158,187	101,215	91,062
General and administrative	108,970	75,243	59,126	40,895	37,007
Goodwill impairment and impairment of intangible assets via acquisition of businesses	0	2,906	27,511	0	0

Total operating expenses	736,743	474,244	357,441	217,748	185,017

Operating profit	183,481	223,299	254,299	230,531	204,391

Other income/(expense)	12,721	5,422	9,799	(790)	342
Interest income	27,829	25,277	15,800	5,889	5,026
Exchange difference	(6,660)	(635)	(5,003)	(1,415)	(25)

Income before income tax expense	217,371	253,363	274,895	234,215	209,734
Income tax expense	50,422	76,171	46,552	36,031	33,745

Income from continuing operations	166,949	177,192	228,343	198,184	175,989
Gain from discontinued e-commerce operations	0	0	0	0	446

Net income	166,949	177,192	228,343	198,184	176,435
Less: Net income attributable to the mezzanine-classified noncontrolling interest shareholders	17,780	11,196	2,558	0	0
Net income/(loss) attributable to the noncontrolling interest shareholders	82,044	78,837	63,044	49,555	28,602

Dividend or deemed dividend to noncontrolling Sogou Series A Preferred shareholders	82,432	14,219	0	0	0

Net income/(loss) attributable to Sohu.com Inc.	$(15,298)	$72,940	$162,741	$148,629	$147,833

Net income	$166,949	$177,192	$228,343	$198,184	$176,435
Other comprehensive income: Net unrealized gains on marketable debt securities	0	0	0	0	0
Other comprehensive income: Foreign currency translation adjustment, net of tax	47,125	4,413	43,545	19,091	351

Comprehensive income	214,074	181,605	271,888	217,275	176,786

Less: Comprehensive income attributable to the mezzanine-classified noncontrolling interest shareholders	17,780	11,196	2,558	0	0
Comprehensive income attributable to noncontrolling interest shareholders	92,407	79,927	68,598	51,920	28,800

Dividend or deemed dividend to noncontrolling Sogou Series A Preferred shareholders	82,423	14,219	0	0	0

Comprehensive income attributable to Sohu.com Inc.	21,464	76,263	200,732	165,355	147,986

Basic net income/(loss) per share attributable to Sohu.com Inc.	$(0.40)	$1.92	$4.26	$3.92	$3.86

Shares used in computing basic net income/(loss) per share attributable to Sohu.com Inc.	38,255	38,038	38,216	37,870	38,294

Diluted net income/(loss) per share attributable to Sohu.com Inc.	$(0.47)	$1.66	$3.93	$3.62	$3.57

Shares used in computing diluted net income/(loss) per share attributable to Sohu.com Inc.	38,502	38,392	38,761	38,445	38,969

	As of December 31,
	2013	2012 (Revised)	2011	2010	2009
	(In thousands)
Balance Sheets Data:
Cash and cash equivalents	$1,287,288	$833,535	$732,607	$678,389	$563,782
Investments in debt securities	82,009	79,548	79,354	75,529	0
Restricted time deposits	434,048	246,839	0	0	0
Working capital	937,146	681,490	639,616	624,495	470,676
Total assets	2,998,715	2,082,637	1,633,294	1,187,590	828,273
Short-term bank loans	410,331	113,000	0	0	0
Long-term bank loans	0	126,353	0	0	0
Total liabilities	1,161,995	705,610	356,969	213,031	150,497
Mezzanine equity	0	61,810	57,254	0	0
Noncontrolling interest	510,015	230,994	210,646	178,442	67,995
Total shareholders’ equity	1,836,720	1,315,217	1,219,071	974,559	677,776

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sohu (NASDAQ: SOHU) is a leading Chinese online media, search, gaming, community and mobile service group. We operate one of the most comprehensive matrices of Chinese language content and services, and we developed and operate one of the most popular MMOGs and two popular Web games in China. Most of our operations are conducted through our indirect wholly-owned and majority-owned China-based subsidiaries and variable interest entities.

Our businesses consist of the online advertising business, which consists of the brand advertising business as well as the search and others business, the online game business, the mobile business and the others business, of which online advertising and online games are our core businesses.

Factors and Trends Affecting our Business

The Internet and Internet-related markets in China continued to evolve rapidly during 2013. According to an annual report issued by the China Internet Network Information Center (“CNNIC”), the total number of Internet users in China had reached 618 million by the end of December 2013, an increase of 54 million from the end of 2012. In 2013, there were 431 million desktop computer Internet users, which was 33 million higher than the prior year. There was also a continuous shift in user activities from desktop computers to mobile devices, driven by rapidly growing smart phone penetration and enriched mobile-friendly content. The CNNIC data showed that, by the end of December 2013, the number of mobile Internet users in China had reached 500 million, an increase of 80 million from the end of 2012. We believe that this large and expanding user base will continue to provide significant opportunities to expand our product offerings and to explore new revenue streams.

In China, online video has become one of the most widely-used Internet applications. There were over 428 million online video viewers as of December 31, 2013, an increase of 56 million from the end of 2012, according to CNNIC. As the sizable user base generates continuous demand for online video services, we expect brand advertisers will allocate more advertising dollars to online video. During 2013, mobile video services have penetrated into the mainstream Internet population. As of December 31, 2013, there were 247 million mobile video viewers, an increase of 112 million from the end of 2012, according to CNNIC. The surge in mobile video usage drew brand advertisers’ attention, and has allowed online video providers to start offering mobile advertising solutions to advertisers.

Our search and others business continued to grow, which was attributable to the growth of pay-for-click services, as well as online marketing services on the Sogou Web Directory. On September 16, 2013, we entered into a strategic cooperation with Tencent, whereby Tencent invested in our search subsidiary Sogou. We believe that this strategic cooperation has reinforced and strengthened Sogou as a leader in the large and fast-growing China market for search and Internet services, particularly for the mobile platform. We expect our search and others business to sustain healthy revenue growth through 2014.

Our online games business grew as we continue to release content updates in the form of expansion packs for our games on a regular basis, which we believe helps to extend the popularity of our games in China. We developed and currently operate three popular games in China, including TLBB, Wartune and DDTank, which account for a majority of our online game revenues. We expect to launch new MMOGs and Web games to diversify our product offering and revenues. In addition, we own the leading game information portal in China, 17173.com, which is one of the major online mediums for advertising games in China. We believe online advertising revenues on the 17173 Website will continue to benefit from the solid demand for game advertising as the number of game companies and the number of game launches in China increases. With the growing penetration of mobile devices in China and overseas, we are increasing spending on mobile games and software for mobile devices in order to adapt to industry trends and an evolving market environment. We expect Changyou to sustain net losses in the near future as a result of increased spending on mobile.

Summary of Our Business

For the year ended December 31, 2013, our total revenues increased by 31% to $1,400 million and gross margin increased from 65% to 66%. Our online advertising business generated revenues of $627.4 million with 51% annual growth, representing 45% of total revenues. Our online game business generated revenues of $669.2 million with 17% annual growth, representing 48% of total revenues. Net income contributed by the online game business was $286.4 million, which represented 172% of our total net income. In 2013, our net income before deducting the noncontrolling interest was $166.9 million, compared to $177.2 million in 2012. In 2013, our net loss after deducting the noncontrolling interest was $15.3 million, compared to net income of $73.0 million in 2012. Diluted net loss per share attributable to Sohu.com Inc. was $0.47 in 2013, compared to diluted net income per share attributable to Sohu.com Inc of $1.66 in 2012.

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

Basis of Consolidation

Our consolidated financial statements include the accounts of Sohu.com Inc. and its direct and indirect wholly-owned and majority-owned subsidiaries and consolidated VIEs. All intercompany transactions are eliminated.

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

By virtue of these terms, as Sogou has been loss-making since its restructuring in 2010, the net losses have been and will be allocated in the following order:

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

Before September 1, 2012, our online advertising revenues were subject to PRC business tax (“Business Tax”). Business Tax is imposed primarily on revenues from the provision of taxable services and is calculated by multiplying the applicable tax rate by gross revenue. Before September 1, 2012, our online advertising revenues were recognized after deducting agent rebates and applicable Business Tax and related surcharges. Effective September 1, 2012, the PRC Ministry of Finance and the SAT expanded a Business Tax to Value Added Tax (“VAT”) Transformation Pilot Program (the “Pilot Program”) for certain industries from Shanghai to eight cities and provinces in China, including Beijing and Tianjin. Commencing August 1, 2013, the Pilot Program expanded to all regions in the PRC. VAT payable on goods sold or taxable labor services provided by a general VAT taxpayer for a taxable period is the net balance of the output VAT for the period after crediting the balance of VAT input. Hence, the amount of VAT payable does not result directly from output VAT generated from goods sold or taxable labor services provided. With the adoption of the Pilot Program, our online advertising revenues are subject to VAT. Our online advertising revenues are now recognized after deducting agent rebates and net of VAT and related surcharges.

Brand Advertising Revenues

Through PCs and mobile devices, we provide advertisement placements to our advertisers on different Website channels and in different formats, which include, among other things, banners, links, logos, buttons, full screen, pre-roll, mid-roll, and post-roll video screens, as well as pause video screens.

Business Model

Currently we have three main types of pricing models, consisting of the Fixed Price model, the CPM pricing model, and the Membership Fee model.

Fixed Price model

Under the Fixed Price model, a contract is signed to establish a fixed price for the advertising services to be provided.

CPM pricing model

Under the CPM pricing model, the unit price for each qualifying display is fixed, but there is no overall fixed price for the advertising services stated in the contract. A qualifying display is defined as the appearance of an advertisement, where the advertisement meets criteria specified in the contract with the advertiser. Advertising fees are charged to the advertisers based on the unit prices and the number of qualifying displays.

Membership Fee model

Under the Membership Fee model for our real estate business, we sell paid memberships through which potential home buyers can purchase properties from our partner developers at discounts that are significantly higher than the membership fees charged. The members pay a specified fee in order to be eligible for the discount provided for a particular property. The discount is either a fixed amount or a percentage of the price of the specified property, or a combination of both. Membership fees are refundable until the members apply the discounts to purchase properties. Revenue is recognized after the membership fee is received and the discount has been applied by the members to pay for the specified properties provided all other revenue recognition criteria have been met.

Revenue Recognition

For brand advertising revenue recognition, prior to entering into contracts, we make a credit assessment of the customer. For contracts for which collectability is determined to be reasonably assured, we recognize revenue when all revenue recognition criteria are met. In other cases, we only recognize revenue when the cash is received and all other revenue recognition criteria are met.

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

Pay-for-click Services

Pay-for-click services are services that enable our advertisers’ promotional links to be displayed on Sogou search result pages and Sogou Website Alliance members’ Websites where the links are relevant to the subject and content of such Web pages. For pay-for-click services, we introduce Internet users to our advertisers through our auction-based pay-for-click systems and charges advertisers on a per-click basis when the users click on the displayed links. Revenue for pay-for-click services is recognized on a per-click basis when the users click on the displayed links.

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

Online Game Revenues

Our online game revenues are generated from MMOG operation revenues, Web game revenues and overseas licensing revenues.

MMOG operation revenues

Revenues are recorded net of applicable Business Tax, discounts and rebates to distributors.

Online game revenues from Changyou’s operation of MMOGs are earned by providing online services to players pursuant to the item-based revenue model. Under the item-based revenue model, the basic game play functions are free of charge and players are charged for purchases of in-game virtual items. Online game revenues are recognized over the estimated lives of the virtual items purchased or as the virtual items are consumed. If different assumptions were used in deriving the estimated lives of the virtual items, the timing of our recording of the revenues would be impacted.

MMOG game operation revenues are collected by Changyou’s VIEs through the sale of Changyou’s prepaid cards, which it sells in both virtual and physical forms to third-party distributors and players. Proceeds received from sales of prepaid cards are initially recorded as receipts in advance from customers and, upon activation or charge of the prepaid cards, are transferred from receipts in advance from customers to deferred revenues. As Changyou does not have control of, and generally does not know, the ultimate selling price of the prepaid cards sold by distributors, net proceeds from distributors form the basis of revenue recognition. Prepaid cards will expire two years after the date of card production if they have never been activated. The proceeds from the expired game cards are recognized as revenue upon expiration of cards. Once the prepaid cards are activated and credited to a player’s personal game account, they will not expire as long as the personal game account remains active. Changyou is entitled to suspend and close a player’s personal game account if it has been inactive for a period of 180 consecutive days. The unused balances in an inactive player’s personal game account are recognized as revenues when the account is suspended and closed.

Web game revenues

Changyou began generating Web game revenue after its acquisition of a controlling interest in 7Road in May 2011. Revenues from Web games are derived mainly from revenue-sharing payments from third-party joint operators of Changyou’s games and license fees from certain of these joint operators. Changyou also derives revenues from direct operation of Wartune and DDTank on its own Websites for the games. Web games are operated primarily under the item-based revenue model, in which game players can access the games free of charge, but may purchase consumable virtual items, including those with a predetermined expiration time, or perpetual virtual items, such as certain costumes that stay bound to a game player throughout the life of the game. In certain of the joint operation arrangements, Changyou provides the games and related services to a third-party joint operator at no upfront fee. In these arrangements, Changyou is entitled to a single stream of revenue-sharing payments from the joint operator when game players convert the joint operator’s virtual currency into game coins or purchase Changyou’s game coins directly through such operator’s Websites or game platform. Certain of the joint operators pay Changyou license fees for the exclusive right to operate its games in specified geographic areas or upon achievement of certain performance milestones from the joint operators’ operation of the games. Certain of the joint operators also pay Changyou license fees for the right to be among a selected few who will have the initial right ahead of other operators to jointly operate 7Road’s games in China during a specified period after their launch.

When Changyou’s Web games are jointly operated through the Websites or platforms of third-party joint operators, the games may be hosted either on the third-party operators’ servers or on servers that Changyou owns or leases from Internet data centers. In its arrangements with third-party joint operators, Changyou views the third-party joint operators as its customers and does not view itself as the primary obligor, as Changyou does not have the primary responsibility for fulfillment and acceptability of the game services. For Changyou’s direct operation of Wartune and DDTank through its Websites for the games, Changyou is obligated to provide on-going services to the game players, and such obligation is not deemed to be inconsequential and perfunctory after game players purchase its game coins directly through its Websites for the games. Therefore, Changyou’s revenues from direct operation of Wartune and DDTank on its Websites for the games are first recorded as deferred revenues and subsequently recognized as revenues over the service period during which Changyou is obligated to provide services to the game players to enable them to consume their virtual items.

PRC tax authorities have determined that all of the game revenues from the joint operation of Changyou’s Web games within China, which are generated through Shenzhen 7Road, are subject to 17% PRC VAT, and that Shenzhen 7Road, as a “Software Enterprise,” is entitled to a 14% VAT refund immediately upon the filing of its VAT returns, with the result that 7Road’s net effective PRC VAT rate is 3%. Shenzhen 7Road presents PRC VAT on a gross basis, by which VAT at the rate of 17% is included in revenues, and Shenzhen 7Road’s net effective PRC VAT rate of 3% is included in cost of revenues, because Shenzhen 7Road’s 17% VAT obligation and its entitlement to a 14% VAT refund are one integrated preferential VAT policy.

Overseas licensing revenues

Changyou enters into licensing arrangements with third-party operators to operate its MMOGs in other countries and regions. These licensing agreements provide two revenue streams, consisting of an initial license fee and a monthly revenue-based royalty fee based on monthly revenue and sales from ancillary products related to the games. The initial license fees are based on both a fixed amount and additional amounts receivable upon the games’ achieving certain sales targets. Since Changyou is obligated to provide post-sales services such as technical support and provision of updates and when-and-if-available upgrades to the licensees during the license period, the initial license fee from the licensing arrangement is recognized as revenue ratably over the license period. The fixed amount of the initial license fee is recognized ratably over the remaining license period from the launch of the game and the additional amount is recognized ratably over the remaining license period from the date when such additional amount is certain. The monthly revenue-based royalty fee is recognized when relevant services are delivered, provided that collectability is reasonably assured.

Mobile Revenues

Our mobile revenues are generated from the provision of mobile-related services through different types of mobile products to mobile phone users through cooperation with China mobile network operators. The mobile products mainly consist of SMS, mobile games, RBT, IVR, and mobile video. In order to deliver our products to mobile phone users, we sign contracts with China mobile network operators. We obtain fees from the China mobile network operators, which charge users on a monthly or per message /download basis for mobile services we provide. After the receipt of service fees from China mobile network operators, we make payments to third-party mobile service alliance members and content providers based on revenue-sharing arrangements.

Mobile revenues are recognized on either a gross or a net basis, which is determined by evaluating the terms of the arrangement to determine whether we are serving as principal or agent in a transaction. To determine the amount of revenues to be recognized in the month in which the service is performed, provided no significant obligations remain, we rely on billing confirmations issued by the China mobile network operators. If at the end of each reporting period, an operator has not yet issued such billing confirmations, we estimate the amount of collectable mobile service fees based on available operations data that we consider reliable and historical experience, and recognize revenue in the amount of the estimate. When we later receive billing confirmations, we record a true-up accounting adjustment. For the three months ended December 31, 2013, 77% of our estimated mobile revenues were confirmed by billing confirmations received from the China mobile network operators. Generally, (i) within 15 to 120 days after the end of each month, we receive billing confirmations from the operators and (ii) within 30 to 180 days after delivering billing confirmations, each operator remits the mobile service fees, net of its service fees, to us.

Others Revenues

Others revenues are primarily generated from our business of offering IVAS with respect to Web games developed by third-party developers under revenue-sharing arrangements with the developers, offering cinema advertisement slots to be shown in theaters before the screening of movies, and sub-licensing of licensed video content to third parties.

Revenues from IVAS

We offer Web games developed by third-party developers and generate revenues from the provision of IVAS, including promotion, access maintenance and payment services, to third-party developers. Under revenue-sharing agreements that we sign with third-party developers, we collect payments from the end users, keeps a pre-agreed percentage of the proceeds and remits the balance to the third-party developers. Revenues from IVAS are recognized when our obligations under the agreements and all other revenue recognition criteria have been met.

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

Cost of Mobile Revenues

Cost of mobile revenues mainly consists of revenue-sharing payments (which include payments to third-party mobile service alliance members and content providers), collection charges and transmission fees paid to China mobile network operators, bandwidth leasing costs and depreciation expenses.

Cost of Revenues for Other Services

Cost of revenues for other services mainly consists of payments to theatres and film production companies for pre-film screening advertisement slots and revenue-sharing payments related to IVAS business.

Product Development Expenses

Product development expenses mainly consist of personnel-related expenses incurred for enhancement and maintenance of our Websites, and costs associated with new product development and maintenance, as well as enhancement of existing products and services, which mainly include the development costs of online games prior to the establishment of technological feasibility and maintenance costs after the online games are available for marketing. During the years ended December 31, 2013, 2012 and 2011, no product development expenses were capitalized.

Sales and Marketing Expenses

Sales and marketing expenses mainly consist of advertising and promotional expenditures, salary and benefits expenses, travel expenses, and facility expenses.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses, professional service fees, travel expenses, and facility expenses.

Share-based Compensation Expense

Sohu, Changyou, Sogou, and Fox Video Limited (“Sohu Video”) all have incentive plans, and prior to June 28, 2013 7Road had an incentive plan, for the granting of share-based awards, including common stock /ordinary shares, share options, restricted shares and restricted share units, to their executive officers, management and employees.

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

Sohu, Changyou, and Sogou Share-based Awards

In determining the fair value of share options granted by Sohu as share-based awards, the Black-Scholes valuation model is applied; in determining the fair value of restricted share units granted, the public market price of the underlying shares on the grant dates is applied.

In determining the fair value of ordinary shares and restricted share units granted by Changyou as share-based awards in 2008, the income approach /discounted cash flow method with a discount for lack of marketability was applied, given that the shares underlying the awards were not publicly traded at the time of grant. In determining the fair value of restricted share units granted in 2009 before Changyou’s initial public offering, the fair value of the underlying shares was determined based on Changyou’s offering price for its initial public offering. In determining the fair value of restricted share units granted after Changyou’s initial public offering, the public market price of the underlying shares on the grant dates is applied.

In determining the fair value of share options granted by Sogou as share-based awards, the income approach /discounted cash flow method with a discount for lack of marketability was applied, given that the shares underlying the awards were not publicly traded at the time of grant. Certain persons who became Sogou employees when Tencent’s Soso search-related businesses were transferred to Sogou on September 16, 2013 had been granted restricted share units under Tencent’s share award arrangements prior to the transfer of the businesses to Sogou. These Tencent restricted share units will continue to vest under the original Tencent share award arrangements provided the transferred employees continue to be employed by Sogou during the requisite service period. After the transfer of the Soso search-related businesses to Sogou, Sogou applied the guidance in ASC 505-50 to measure the related compensation expense, based on the then-current fair value at each reporting date, which is deemed to have been incurred by Tencent as an investor on Sogou’s behalf. To determine the then-current fair value of the Tencent restricted share units granted to these employees, the public market price of the underlying shares at each reporting date was applied. Because Sogou is not required to reimburse Tencent for such share-based compensation expense, the related amount was recorded by Sogou as a capital contribution from Tencent.

Share-based compensation expense for ordinary shares granted is fully recognized in the quarter during which the ordinary shares are granted. For share options, restricted shares and restricted share units granted with respect to Sohu shares and Changyou shares, compensation expense is recognized on an accelerated basis over the requisite service period. For share options granted with respect to Sogou shares, compensation expense is recognized on a straight-line basis over the estimated period during which the service period requirement and performance target will be met. For Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search-related businesses, compensation expense is recognized by Sogou on an accelerated basis over the requisite service period, and the fair value of the share-based compensation is remeasured at each reporting date until a measurement date occurs. The number of share-based awards for which the service is not expected to be rendered over the requisite period is estimated, and no compensation expense is recorded for the number of awards so estimated.

Sohu Video Share-based Awards

On January 4, 2012, Sohu Video, the holding entity of Sohu’s video division, adopted a 2011 Share Incentive Plan (the “Video 2011 Share Incentive Plan”) which provides for the issuance of up to 25,000,000 ordinary shares of Sohu Video (amounting to 10% of the outstanding Sohu Video shares on a fully-diluted basis) to management and key employees of the video division and to Sohu management. As of December 31, 2013, grants of options for the purchase of 16,248,200 ordinary shares of Sohu Video had been made and were effective under the Video 2011 Share Incentive Plan.

For purposes of ASC 718, no grant date may be established until mutual understanding of the option awards’ key terms and conditions between Sohu Video and the recipients can be reached, and such mutual understanding cannot be reached until the enterprise value of Sohu Video and hence the fair value of the options is determinable and can be accounted for.

Management concluded that as of December 31, 2013 certain significant factors necessary to determine the fair value of Sohu’s video division remained uncertain. On the basis that the broader terms and conditions of the option awards had neither been finalized nor mutually agreed with the recipients, no grant of options occurred for purposes of ASC 718 and hence no share-based compensation expense was recognized for the year ended December 31, 2013.

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

On June 28, 2013, 7Road’s Board of Directors approved the cancellation of the 7Road 2012 Share Incentive Plan. 7Road concurrently offered to a total of 42 7Road employees holding an aggregate of 2,223,750 restricted share units which had been granted under the 7Road 2012 Share Incentive Plan the right to exchange their restricted share units for, at each employee’s election, in each case subject to the employee’s continued employment by 7Road, either (i) Scheme I: the right to a cash payment of up to an aggregate of $2.90 per restricted share unit exchanged, vesting and payable at the rate of 40%, 30% and 30%, respectively, on the first, second and third anniversaries of July 18, 2012, which is the date when the surrendered restricted share units were granted under the 7Road 2012 Share Incentive Plan, or (ii) Scheme II: the right to receive an annual cash bonus, over a seven-year period commencing July 1, 2013, based on the adjusted annual cumulative net income of 7Road. All restricted share units held by these 42 holders under the 7Road 2012 Share Incentive Plan as of June 28, 2013 were included in this exchange program.

As the original awards of restricted share units made under the 7Road 2012 Share Incentive Plan included as a vesting condition the completion of an initial public offering, which is not considered probable under it occurs, no share-based compensation expense was recognized for the fair value of the original awards. Incremental compensation expense, which is not classified as share-based compensation expense, is the fair values of the two new compensation schemes included in the exchange program as of the date of the modification resulting from the exchange program.

For Scheme I, the modification resulted in total incremental compensation expense of $5.7 million, which will be recognized in the consolidated statements of comprehensive income ratably over the remaining vesting period of the awards for each tranche. For the year ended December 31, 2013, compensation expense of $3.3 million was recognized in the consolidated statements of comprehensive income. As of December 31, 2013, 7Road paid $1.6 million in cash bonuses under Scheme I.

For Scheme II, the incremental compensation expense varies depending on 7Road’s financial performance. In the third quarter of 2013, 7Road granted to an additional 48 7Road employees the right to receive an annual cash bonus under Scheme II with the same terms as described above. For the year ended December 31, 2013, compensation expense of $0.4 million was recognized in the consolidated statements of comprehensive income.

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

PRC Withholding Tax on Dividends

The CIT Law imposes a 10% withholding income tax on dividends distributed by foreign invested enterprises to their immediate holding companies outside mainland China. A lower withholding tax rate may be applied if there is a tax treaty between mainland China and the jurisdiction of the foreign holding company. A holding company in Hong Kong, for example, will be subject to a 5% withholding tax rate under the Arrangement Between the PRC and the Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion with Respect to Taxes on Income and Capital, (the “China-HK Tax Arrangement”), if such holding company is considered a non-PRC resident enterprise and holds at least 25% of the equity interests in the PRC foreign invested enterprise distributing the dividends, subject to approval of the PRC local tax authority. However, if the Hong Kong holding company is not considered to be the beneficial owner of such dividends under applicable PRC tax regulations, such dividend will remain subject to a withholding tax rate of 10%.

Changyou’s Board of Directors determined to cause one of Changyou’s PRC subsidiaries to declare and distribute a cash dividend of all of its 2012 stand alone earnings and half of its 2013 stand alone earnings to its direct overseas parent company, Changyou.com HK Limited (“Changyou HK”). For the year ended December 31, 2013, Changyou accrued deferred tax liabilities in the amount of $18.8 million for PRC withholding tax.

Transition from PRC Business Tax to PRC Value Added Tax

Effective September 1, 2012, the Pilot Program for transition from the imposition of PRC Business Tax to the imposition of VAT for revenues from certain industries was expanded from Shanghai to eight other cities and provinces in China, including Beijing and Tianjin. Commencing August 1, 2013, the Pilot Program was expanded to all regions in the PRC. Our brand advertising and search revenues are subject to the Pilot Program.

Business Tax had been imposed primarily on revenues from the provision of taxable services, assignments of intangible assets and transfers of real estate. Prior to the implementation of the Pilot Program, our Business Tax rate, which varies depending on the nature of the revenues being taxed, generally ranged from 3% to 5%.

VAT payable on goods sold or taxable labor services provided by a general VAT taxpayer for a taxable period is the net balance of the output VAT for the period after crediting the balance of VAT input. Before the implementation of the Pilot Program, we were mainly subject to a small amount of VAT for revenues of Changyou’s subsidiary 7Road that are deemed for PRC tax purposes to be derived from the sale of software. VAT has been imposed on those 7Road revenues at a rate of 17%, with a 14% immediate tax refund, resulting in a net rate of 3%. With the implementation of the Pilot Program, in addition to the 7Road revenues, our brand advertising and search revenues are within the scope of the Pilot Program and are now subject to VAT at a rate of 6%.

Under ASC 605-45, the presentation of taxes on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues) is an accounting policy decision determined by management. As VAT imposed on brand adverting and search revenues and VAT imposed on 7Road’s revenues from the sale of software are considered as substantially different in nature, we determined that it is reasonable to apply the guidance separately for these two types of VAT. The basis for this determination is that VAT payable on brand advertising and search revenues is the difference between the output VAT (at a rate of 6%) and available input VAT amount (at the rate applicable to the supplier), which is a component of our costs for providing the brand advertising and search services. On the other hand, VAT payable by 7Road is in effect 3% of the applicable revenues from the sale of software, irrespective of the availability of any input VAT, under preferential VAT treatment provided to 7Road by the local tax bureau. In this regard, we believe the VAT payable by 7Road is more akin to a sales tax than typical VAT. As a result, we adopted the net presentation method for our brand advertising and search businesses both before and after the implementation of the Pilot Program. For revenues of 7Road deemed to be derived from the sale of software, we used the gross presentation method before and after the implementation of the Pilot Program.

U.S. Corporate Income Tax

Sohu.com Inc. is a Delaware corporation that is subject to U.S. corporate income tax on its taxable income at a rate of 34% or 35%. Subject to certain limitations, the net operating losses (“NOLs”) of a corporation taxable in the U.S. that are carried forward from prior years may be used to offset the corporation’s taxable income. As of the end of the 2012 taxable year, Sohu.com Inc. had no further NOLs available for offsetting any U.S. taxable income. Accordingly, to the extent that Sohu.com Inc. had U.S. taxable income, we accrued U.S. corporate income tax in our consolidated statements of comprehensive income and made estimated tax payments as and when required by U.S. law.

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

Net Income per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise or settlement of share-based awards using the treasury stock method. The dilutive effect of share-based awards with performance requirements is not considered before the performance targets are actually met. The computation of diluted net income per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect (i.e. an increase in earnings per share amounts or a decrease in loss per share amounts) on net income per share. Additionally, for purposes of calculating the numerator of diluted net income per share, the net income attributable to the Sohu Group is adjusted as follows:

(1)	Changyou’s net income attributable to the Sohu Group is determined using the percentage that the weighted average number of Changyou shares held by Sohu represents of the weighted average number of Changyou ordinary shares and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, instead of by the percentage held by Sohu of the total economic interest in Changyou, which is used for the calculation of basic net income per share.

(2)	Sogou’s net income /(loss) attributable to the Sohu Group is determined using the percentage that the weighted average number of Sogou shares held by Sohu represents of the weighted average number of Sogou Ordinary Shares, Series A Preferred Shares, Series B Preferred Shares, shares issuable upon the conversion of convertible preferred shares under the if-converted method, and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, instead of by Sogou’s net income /(loss) allocated to the Sohu Group by virtue of the Terms of Sogou Preferred Shares, the terms of Sogou’s restructuring in 2010, Sohu’s purchase of Sogou Series A Preferred Shares from Alibaba, and the terms of the Class B Ordinary Shares of Sogou, which is used for the calculation of basic net income per share.

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

Restricted time deposits

Restricted time deposits are valued based on the prevailing interest rates in the market using the discounted cash flow method.

Changyou loans from offshore banks, secured by time deposits

As of December 31, 2013 we had, through Changyou, loans from offshore banks secured by RMB deposits in onshore branches of those banks. The loans from the offshore branches of the lending banks are classified as short-term bank loans or long-term bank loans based on their repayment period. The rates of interest under the loan agreements with the lending banks were determined based on the prevailing interest rates in the market. The RMB onshore deposits securing the offshore loans are treated as restricted time deposits on our consolidated balance sheets.

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

Repurchase Options and Repurchase/Put Option for Sogou Series A Preferred Shares

As discussed in “Our Business: Business Transactions-Sogou Transactions,” in September 2013 Sogou entered into Repurchase Option Agreements with Sohu Search and Photon, and a Repurchase/Put Option Agreement with China Web, with respect to Series A Preferred Shares of Sogou held by them. Sogou expects to exercise its rights to purchase its Series A Preferred Shares under each of these agreements when they first become exercisable by Sogou on March 16, 2014.

The repurchase options and the repurchase/put option for Sogou Series A Preferred Shares were initially recognized in the Sohu Group’s consolidated balance sheets at fair value when the agreements were signed. The fair value of the put option will be revaluated quarterly until the option is exercised or expires unexercised. Subsequent changes in the fair values of the repurchase options, which are classified as equity, will not be recognized until the options are exercised. Management determined the fair values of these options determined using the binominal model, with a discount for lack of marketability, given that the repurchase options and the repurchase/put option were not publicly traded at the time of grant, and made the determination with the assistance of a qualified professional appraiser using management’s estimates and assumptions. We classify the valuation techniques that use these inputs as Level 3 of fair value measurements.

Long-Lived Assets

Long-lived assets include fixed assets, intangible assets and prepaid non-current assets.

Fixed Assets

Fixed assets mainly comprise office buildings, building improvements, leasehold improvements, vehicles, office furniture, and computer equipment and hardware. Fixed assets are recorded at cost less accumulated depreciation with no residual value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets listed below.

Fixed Assets	Estimated Useful Lives (years)
Office buildings	36-47
Building improvements	10
Leasehold improvements	Lesser of term of the lease or the estimated useful lives of the assets
Vehicles	4-10
Office furniture	5
Computer equipment and hardware	2-4

Expenditure for maintenance and repairs is expensed as incurred.

The gain or loss on the disposal of fixed assets is the difference between the net sales proceeds and the lower of the carrying value or fair value less cost to sell the relevant assets and is recognized in operating expenses in the consolidated statements of comprehensive income.

Intangible Assets

Intangible assets mainly comprise video content and license, customer lists, developed technologies, domain names and trademarks, operating rights for licensed games and computer software purchased from unrelated third parties. Intangible assets are recorded at cost less accumulated amortization with no residual value. Amortization of intangible assets other than licensed video content is computed using the straight-line method over their estimated useful lives.

Commencing in the third quarter of 2011, we amortize licensed video content over the shorter of the term of the estimated period over which the benefits of the license agreement will be enjoyed based on the trend in viewership accumulation or the applicable license period.

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

Contingent Consideration

Changyou’s acquisition of 7Road included, and Changyou’s acquisition of Beijing Doyo Internet Technology Co., Ltd. (“Doyo”) includes, a contingent consideration arrangement requiring additional consideration to be paid by Changyou based on the achievement by 7Road and Doyo, as applicable, of specified performance milestones through specified periods. In both cases the fair value of the contingent consideration was recognized on the date of the acquisition, with the income approach applied. There were no indemnification assets involved.

Changyou’s acquisition of the RaidCall Business includes a contingent consideration arrangement that gives Changyou the right to acquire additional shares of TalkTalk Limited (“TalkTalk”), the company holding the assets of the RaidCall Business, if specified conditions occur through the 2014 fiscal year. The fair value of the right, which was nil, was recognized as contingent consideration on the date of the acquisition.

Mezzanine Equity

On May 11, 2011, Changyou, through its VIE Gamease, acquired 68.258% of the equity interests of Shenzhen 7Road Technology Co., Ltd (“Shenzhen 7Road”) and began to consolidate Shenzhen 7Road’s financial statements on June 1, 2011.

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

For the year ended December 31, 2013, accretion charges of $17.8 million, compared to $11.2 million and $2.6 million, respectively, for the years ended December 31, 2012 and 2011, were recorded in our statements of comprehensive income as net income attributable to the mezzanine-classified noncontrolling interest shareholders of 7Road.

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

In 2012, with the development of our business, we reclassified certain expenses for our search and others business and our video division. Accordingly, we adjusted our presentation based on the new classification.

Commencing January 1, 2013, in order to provide a better foundation for understanding Changyou’s performance, both revenues and costs generated from the operation of third-party Web games on the 17173.com Website were reclassified from the online game business and the online advertising business to IVAS in the others business. To conform to current period presentations, the relevant amounts for prior periods have been reclassified accordingly. Such reclassifications amounted to $4.3 million and $1.9 million, respectively, for revenues and $1.5 million and nil, respectively, for costs for the years ended December 31, 2012 and 2011.

Commencing in the second quarter of 2013, in order to provide a better description of the segment of our business formerly known as wireless, we changed the name of the wireless business to the mobile business.

In the third quarter of 2013, management noted an accounting error in the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2012 regarding net income attributable to Sohu.com Inc. and the calculation of basic and diluted net income per share attributable to Sohu.com Inc. After considering both the quantitative and qualitative aspects, the management concluded that the error was not material to the Group’s relevant historical financial statements taken as a whole so there was no need to restate the Group’s affected historical financial statements, but that relevant corrected financial information and related disclosures would be presented in this report and the Group’s future filings as applicable. Correction of the error in the Group’s consolidated statements of comprehensive income for the year ended December 31, 2012 included in this report resulted in a reduction of $14.2 million in the amount reported for net income attributable to Sohu.com Inc. and a reduction of $0.37 in the amounts reported for both basic net income per share and diluted net income per share attributable to Sohu.com Inc., as compared to the corresponding amounts reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Correction of the error in the Group’s consolidated balance sheets as of December 31, 2012 included in this report resulted in an increase of $14.2 million in additional paid-in capital and a reduction of $14.2 million in retained earnings, as compared to the corresponding amounts reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The following tables present summary information (in thousands, except per share data):

	Consolidated Statements of Comprehensive Income for the Year Ended December 31, 2012
	As reported	As corrected	Correction
Net income attributable to Sohu.com Inc	$87,159	72,940	(14,219)

Basic net income per share attributable to Sohu.com Inc.	2.29	1.92	(0.37)
Diluted net income per share attributable to Sohu.com Inc.	$2.03	1.66	(0.37)

	Consolidated Balance Sheets as of December 31, 2012
	As reported	As corrected	Correction
Additional paid-in capital	$364,092	378,311	14,219
Retained earnings	$784,403	770,184	(14,219)

Revenues

The following table presents our revenues by revenue source and by proportion for the periods indicated (in thousands, except percentages):

	Year ended December 31,
	2013		2012		2011		13 VS 12	12 VS 11

Revenues:
Online advertising:
Brand advertising	$428,526	31%	$290,205	27%	$277,327	33%	$138,321	$12,878
Search and others	198,915	14%	124,389	12%	62,981	7%	74,526	61,408
Subtotal of online advertising revenues	627,441	45%	414,594	39%	340,308	40%	212,847	74,286
Online game	669,168	48%	570,346	54%	435,508	51%	98,822	134,838
Mobile	53,547	4%	55,893	5%	52,015	6%	(2,346)	3,878
Others	50,118	3%	26,368	2%	24,256	3%	23,750	2,112

Total revenues	$1,400,274	100%	$1,067,201	100%	$852,087	100%	$333,073	$215,114

Total revenues were $1,400 million for 2013, compared to $1,067.2 million and $852.1 million, respectively, for 2012 and 2011. The year-on-year increase in total revenues for 2013 and 2012 was $333.1 million and $215.1 million, respectively. The increase was mainly attributable to increases in online advertising revenues and online game revenues.

Online Advertising Revenues

Online advertising revenues were $627.4 million for 2013, compared to $414.6 million and $340.3 million, respectively, for 2012 and 2011. The year-on-year increase in online advertising revenues for 2013 and 2012 was $212.8 million and $74.3 million, respectively. The increase was mainly attributable to increases in brand advertising revenues and search and others revenues.

Brand Advertising Revenues

Brand advertising revenues were $428.5 million for 2013, compared to $290.2 million and $277.3 million, respectively, for 2012 and 2011. The year-on-year increase in brand advertising revenues for 2013 was $138.3 million. The increase was mainly attributable to increases in revenues from online video and real estate advertising. The year-on-year increase in brand advertising revenues for 2012 was $12.9 million. The increase was mainly attributable to increases in revenues from the sectors of fast-moving consumer goods, online game and transportation. Sales to our five largest advertisers comprised approximately 9% of total brand advertising revenues for 2013, compared to 10% and 11% for 2012 and 2011, respectively.

The value of brand advertising services provided by our brand advertising segment to the Changyou segment was approximately $14.0 million for 2013, compared to $14.0 million and $11.0 million for 2012 and 2011, respectively. No revenues and /or expenses were recognized in Sohu’s consolidated statements of comprehensive income as all intercompany transactions were eliminated.

As of December 31, 2013, 2012 and 2011, we recorded $15.2 million, $15.4 million and $6.5 million, respectively, of receipts in advance from advertisers.

We expect brand advertising revenues to increase in 2014 compared to 2013.

Search and Others Revenues

Search and others revenues were $198.9 million for 2013, compared to $124.4 million and $63.0 million, respectively, for 2012 and 2011. Search and others services mainly include pay-for-click services, as well as online marketing services on the Sogou Web Directory. Revenues from pay-for-click services accounted for approximately 75% of the total search and others revenues for 2013, compared to 73% and 75%, respectively, for 2012 and 2011. Revenues from online marketing services on the Sogou Web Directory accounted for approximately 21% of the total search and others revenues for 2013, compared to 23% and 8%, respectively, for 2012 and 2011. The year-on-year increase in search and others revenues for 2013 and 2012 was $74.5 million and $61.4 million, respectively, mainly contributed by pay-for-click services, as well as online marketing services on the Sogou Web Directory, both as a result of increased traffic and improved monetization of traffic.

We expect search and others revenues to increase in 2014 compared to 2013.

Online Game Revenues

Online game revenues include revenues from MMOG operations revenues, Web game revenues, mobile game revenues and overseas licensing revenues.

Online Game revenues were $669.2 million for 2013, compared to $570.3 million and $435.5 million, respectively, for 2012 and 2011. The year-on-year increase in online game revenues for 2013 was $98.8 million, mainly due to increased revenue from TLBB and the growth of Wartune overseas in 2013. The year-on-year increase in online game revenues for 2012 was $134.8 million, mainly due to the ongoing popularity of Changyou’s flagship game TLBB and Wartune in China in 2012 and a full year’s revenue contribution from 7Road.

We expect online game revenues to increase in 2014 compared to 2013.

Mobile Revenues

Mobile revenues were $53.5 million for 2013, compared to $55.9 million and $52.0 million, respectively, for 2012 and 2011.

We expect mobile revenues to decrease in 2014 compared to 2013.

Others Revenues

Revenues for other services were $50.1 million for 2013, compared to $26.4 million and $24.3 million, respectively, for 2012 and 2011. The year-on-year increase for 2013 was mainly due to increased revenues from IVAS and the cinema advertisement business.

Costs and Expenses

Cost of Revenues

The following table presents our cost of revenues by source and by proportion for the periods indicated (in thousands, except percentages):

	Year ended December 31,
	2013		2012		2011		13 VS 12	12 VS 11
Cost of revenues:
Online advertising:
Brand advertising	$221,659	46%	$161,195	44%	$107,391	45%	$60,464	$53,804
Search and others	109,139	23%	70,628	19%	35,144	14%	38,511	35,484
Subtotal of cost of online advertising revenues	330,798	69%	231,823	63%	142,535	59%	98,975	89,288
Online game	93,307	19%	76,350	21%	49,837	21%	16,957	26,513
Mobile	32,654	7%	36,893	10%	31,882	13%	(4,239)	5,011
Others	23,291	5%	24,592	6%	16,093	7%	(1,301)	8,499

Total cost of revenues	$480,050	100%	$369,658	100%	$240,347	100%	$110,392	$129,311

Total cost of revenues was $480.1 million for 2013, compared to $369.7 million and $240.3 million, respectively, for 2012 and 2011. The year-on-year increase in total cost of revenues for 2013 and 2012 was $110.4 million and $129.4 million, respectively. The increase was mainly attributable to increases in cost of online advertising revenues and cost of online game revenues.

Cost of Online Advertising Revenues

Cost of online advertising revenues was $330.8 million for 2013, compared to $231.8 million and $142.5 million, respectively, for 2012 and 2011. The year-on-year increase in cost of online advertising revenues for 2013 and 2012 was $99.0 million and $89.3 million, respectively. The increase was mainly attributable to increases in cost of brand advertising revenues.

Cost of Brand Advertising Revenues

Cost of brand advertising revenues mainly consists of content and license costs, bandwidth leasing costs, salary and benefits expenses, and depreciation expenses.

Cost of brand advertising revenues was $221.7 million for 2013, compared to $161.2 million and $107.4 million, respectively, for 2012 and 2011.

The year-on-year increase in cost of brand advertising revenues for 2013 was $60.5 million. This increase mainly consisted of a $31.4 million increase in amortization of content and license costs, a $16.1 million increase in bandwidth leasing costs, a $14.4 million increase in salary and benefits expenses, and a $2.4 million increase in office expenses, offset by a $10.7 million decrease in depreciation expenses.

The year-on-year increase in cost of brand advertising revenues for 2012 was $53.8 million. This increase mainly consisted of a $13.9 million increase in amortization of licensed video content, a $15.1 million increase in impairment of purchased video content, a $10.6 million increase in bandwidth leasing costs, and a $4.1 million increase in salary and benefits expenses.

Our brand advertising gross margin was 48% for 2013, compared to 44% and 62%, respectively, for 2012 and 2011. The year-on-year increase in our brand advertising gross margin for 2013 was mainly due to a $15.1 million impairment of purchased video content that we recognized in the second quarter of 2012. The year-on-year decrease in our brand advertising gross margin for 2012 was due to increases in content and bandwidth costs and the impairment of purchased video content.

Cost of Search and Others Revenues

Cost of search and others revenues mainly consists of traffic acquisition costs, bandwidth leasing costs, depreciation expenses, as well as salary and benefits expenses.

Cost of search and others revenues was $109.1 million for 2013, compared to $70.6 million and $35.1 million, respectively, for 2012 and 2011.

The year-on-year increase in cost of search and others revenues for 2013 was $38.5 million. The increase mainly consisted of a $20.7 million increase in traffic acquisition costs, a $9.0 million increase in bandwidth leasing costs, and a $7.5 million increase in depreciation expenses.

The year-on-year increase in cost of search and others revenues for 2012 was $35.5 million. The increase mainly consisted of a $26.9 million increase in traffic acquisition costs, a $4.3 million increase in depreciation expenses, a $2.2 million increase in salary and benefits expenses and a $1.9 million increase in bandwidth leasing costs, along with increased traffic volume.

Our search and others gross margin was 45% for 2013, compared to 43% and 44%, respectively, for 2012 and 2011.

Cost of Online Game Revenues

Cost of online game revenues mainly consists of salary and benefits expenses, bandwidth leasing costs, depreciation and amortization expenses, Business Tax and VAT arising from transactions between Changyou’s subsidiaries and its VIEs, and revenue-based royalty payments to game developers.

Cost of online game revenues was $93.3 million for 2013, compared to $76.4 million and $49.8 million, respectively, for 2012 and 2011.

The year-on-year increase in cost of online game revenues for 2013 was $17.0 million. The increase mainly consisted of a $5.6 million increase in salary and benefits expenses, a $4.5 million increase in Business Tax and 7Road VAT, a $2.4 million increase in revenue-based royalty payments to game developers, and a $1.1 million increase in bandwidth leasing costs.

The year-on-year increase in cost of online game revenues for 2012 was $26.5 million. The increase mainly consisted of a $10.6 million increase in salary and benefits expenses as a result of increased headcount, a $4.6 million increase in bandwidth leasing costs and a $4.0 million increase in depreciation expenses.

Our online game gross margin was 86%, 87% and 89%, respectively, for 2013, 2012 and 2011.

Cost of Mobile Revenues

Cost of mobile revenues mainly consists of revenue-sharing payments (which include payments to third party mobile service alliances and content providers), collection charges and transmission fees paid to China mobile network operators, bandwidth leasing costs and depreciation expenses.

Cost of mobile revenues was $32.7 million for 2013, compared to $36.9 million and $31.9 million, respectively, for 2012 and 2011. The year-on-year decrease in cost of mobile revenues for 2013 was $4.2 million. The decrease was mainly due to decreased revenue-sharing payments and collection charges. The year-on-year increase in cost of mobile revenues for 2012 was $5.0 million. The increase was mainly due to increased revenue-sharing payments.

The collection charges and transmission fees varied between China mobile network operators. The collection charges and transmission fees mainly include (i) a gateway fee of $0.008 to $0.032 per message in 2013, 2012, and 2011, depending on the volume of the monthly total mobile messages, and (ii) a collection fee of 15% to 80% of total fees collected by China mobile network operators from mobile phone users (with the residual paid to us) in 2013, compared to 15% to 87% in both 2012 and 2011.

Our mobile gross margin was 39% for 2013, compared to 34% and 39%, respectively, for 2012 and 2011.

Cost of Revenues for Other Services

Cost of revenues for other services mainly consists of payments to theatres and film production companies for pre-film screening advertisement slots and revenue-sharing payments related to IVAS business.

Cost of revenues for other services was $23.3 million for 2013, compared to $24.6 million and $16.1 million, respectively, for 2012 and 2011. The year-on-year decrease in cost of revenues for other services for 2013 was $1.3 million. The year-on-year increase in cost of revenues for other services for 2012 was $8.5 million. The increase was mainly due to intangible asset impairment costs for our cinema advertisement business.

Operating Expenses

The following table presents our operating expenses by nature and by proportion for the periods indicated (in thousands, except percentages):

	Year ended December 31,
	2013		2012		2011		13 VS 12	12 VS 11
Operating expenses:
Product development	$276,120	37%	$181,359	38%	$112,617	31%	$94,761	$68,742
Sales and marketing	351,653	48%	214,736	45%	158,187	44%	136,917	56,549
General and administrative	108,970	15%	75,243	16%	59,126	17%	33,727	16,117
Impairment of intangible assets via acquisition of businesses	0	0%	2,906	1%	27,511	8%	(2,906)	(24,605)

Total operating expenses	$736,743	100%	$474,244	100%	$357,441	100%	$262,499	$116,803

Total operating expenses were $736.7 million for 2013, compared to $474.2 million and $357.4 million, respectively, for 2012 and 2011. The year-on-year increase in total operating expenses for 2013 and 2012 was $262.5 million and $116.8 million, respectively. The increase in total operating expenses was mainly due to increases in sales and marketing expenses and product development expenses.

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

Product development expenses were $276.1 million for 2013, compared to $181.4 million and $112.6 million, respectively, for 2012 and 2011.

The year-on-year increase in product development expenses for 2013 was $94.8 million. The increase mainly consisted of a $71.6 million increase in salary and benefits expenses, which was mainly attributable to increased headcount and increased average compensation, a $7.2 million increase in content and license fees, a $4.8 million increase in professional fees, and a $4.6 million increase in facility expenses.

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

Sales and marketing expenses were $351.7 million for 2013, compared to $214.7 million and $158.2 million, respectively, for 2012 and 2011.

The year-on-year increase in sales and marketing expenses for 2013 was $136.9 million. The increase mainly consisted of an $88.5 million increase in advertising and promotional expenditures, as a result of increased marketing and promotion activities, a $38.6 million increase in salary and benefits expenses, which was mainly attributable to increased headcount and increased average compensation, and a $6.3 million increase in travel expenses.

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

General and administrative expenses were $109.0 million for 2013, compared to $75.2 million and $59.1 million, respectively, for 2012 and 2011.

The year-on-year increase in general and administrative expenses for 2013 was $33.7 million. The increase mainly consisted of a $20.0 million increase in salary and benefits expenses, which was mainly attributable to increased headcount and increased average compensation, an $11.0 million increase in professional service fees, and a $3.7 million increase in travel expenses, offset by a $3.8 million decrease in bad debt expense, and a $2.1 million decrease in share-based compensation expense.

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

Goodwill Impairment and Impairment of Intangibles via Acquisition of Businesses

In 2013, no goodwill impairment or impairment of intangibles via acquisition of businesses was recognized.

In 2012, we recognized a $2.9 million impairment loss for intangibles via acquisition of businesses. This $2.9 million was for the Changyou segment.

In 2011, we recognized $23.3 million of goodwill impairment losses. Of this $23.3 million, $2.2 million was for the Focus Yiju reporting unit, $15.9 million was for the Mobile reporting unit, and $5.2 million was for the Shanghai Jingmao reporting unit.

We also recognized a $4.2 million impairment loss for intangibles via acquisition of businesses in 2011. Of this $4.2 million, $3.4 million was for the Focus Yiju reporting unit, $0.6 million was for the Mobile reporting unit, and $0.2 million was for the Shanghai Jingmao reporting unit.

Share-based Compensation Expense

Sohu, Changyou, Sogou, and Sohu Video all have incentive plans, and prior to June 28, 2013 7Road had an incentive plan, for the granting of share-based awards, including common stock /ordinary shares, share options, restricted shares and restricted share units, to their executive officers, management and employees.

For Sohu, Changyou and Sogou, share-based compensation expense is recognized as costs and /or expenses in the consolidated statements of comprehensive income based on the fair value of the related share-based awards on their grant dates. For Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search-related businesses, share-based compensation expense is recognized by Sogou in the consolidated statements of comprehensive income, based on the then-current fair value at each reporting date. Share-based compensation expense is charged to the shareholders’ equity or noncontrolling interest section in the consolidated balance sheets.

Share-based compensation expense was recognized in costs and/or expenses for the years ended December 31, 2013, 2012 and 2011 as follows (in thousands):

	Year Ended December 31,
Share-based compensation expense	2013	2012	2011
Cost of revenues	$575	$648	$2,010
Product development expenses	4,638	5,210	6,461
Sales and marketing expenses	1,071	2,149	3,694
General and administrative expenses	4,145	5,959	6,487

	$10,429	$13,966	$18,652

Share-based compensation expense recognized for share awards of Sohu, Changyou and Sogou, was as follows (in thousands):

	Year Ended December 31,
Share-based compensation expense	2013	2012	2011
For Sohu share-based awards	$3,799	$6,052	$11,325
For Changyou share-based awards	1,195	3,366	5,546
For Sogou share-based awards (1)	5,435	4,548	1,781

	$10,429	$13,966	$18,652

Note(1): Compensation expense for Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search-related businesses was also included.

For Sohu share options, as of December 31, 2012 there was no unrecognized compensation expense because the requisite service periods for the remaining share options had ended by the end of 2009. For Sohu restricted share units, as of December 31, 2013 there was $6.9 million of related unrecognized compensation expense.

For Changyou share-based awards, as of December 31, 2013, there was $1.3 million of unrecognized compensation expense.

For Sogou share-based awards, as of December 31, 2013, there was $8.1 million of unrecognized compensation expense, in which the compensation expense for employees who transferred from Tencent with Soso search-related businesses was also included.

There was no share-based compensation expense recognized for the share-based awards of Sohu Video and 7Road for any of the periods presented in the above table.

Operating Profit

As a result of the foregoing, our operating profit was $183.5 million for 2013, compared to $223.3 million and $254.3 million, respectively for 2012 and 2011.

Other Income

Other income was $12.7 million for 2013, compared to $5.4 million and $9.8 million, respectively, for 2012 and 2011. The year-on-year increase in other income was $7.3 million for 2013, and the year-on-year decrease in other income was $4.4 million for 2012.

The increase in other income in 2013 was mainly due to a $4.3 million increase in government grant, and a $2.2 million increase in the fair value of the put option for Sogou Series A Preferred Shares.

The decrease in other income in 2012 was mainly due to a $2.2 million change in the fair value of consideration payable for Changyou’s acquisition of a majority interest in 7Road and a $2.2 million reversal of contingent consideration for Focus Yiju in 2011.

Interest Income

Interest income was $27.8 million for 2013, compared to $25.3 million and $15.8 million, respectively, for 2012 and 2011.

Income Tax Expense

Income tax expense was $50.4 million for 2013, compared to $76.2 million and $46.6 million, respectively, for 2012 and 2011. There was a year-on-year decrease in income tax expense of $25.8 million for 2013, and a year-on-year increase in income tax expense of $29.6 million for 2012.

The decrease in income tax expense in 2013 was mainly due to a decrease in PRC corporate income tax expense as a result of a decrease in applicable tax for Changyou and a decrease in withholding tax accrued, offset by an increase in U.S. corporate income tax expense of Sohu.com Inc.

The increase in income tax expense in 2012 was mainly due to an increase in withholding tax and an increase in profit of Changyou, and an increase in the applicable tax rates for the Sohu Group.

Net Income

As a result of the foregoing, we had net income of $166.9 million for 2013, compared to $177.2 million and $228.3 million, respectively, for 2012 and 2011.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest was $82.0 million for 2013, compared to $78.8 million and $63.0 million, respectively, for 2012 and 2011.

The year-on-year increase in net income attributable to noncontrolling interest for 2013 was $3.2 million. The increase was mainly contributed by Sogou.

The year-on-year increase in net income attributable to noncontrolling interest for 2012 was $15.8 million. The increase was mainly due to increased net income of Changyou.

We expect the noncontrolling interest recognized for Changyou to decrease in 2014 compared with 2013, due to a decrease in Changyou’s net income expected to result from increased sales and marketing expense.

Dividend or deemed dividend to noncontrolling Sogou Series A Preferred shareholders

Dividend or deemed dividend to noncontrolling Sogou Series A Preferred shareholders was $82.4 million for 2013, compared to $14.2 million and nil, respectively, for 2012 and 2011.

The increase in dividend or deemed dividend to noncontrolling Sogou Series A Preferred shareholders in 2013 was due to the portion of the special dividend paid by Sogou to Sogou Series A Preferred shareholders in connection with the Sogou-Tencent Transactions that was paid to shareholders other than Sohu Search.

The increase in dividend or deemed dividend to noncontrolling Sogou Series A Preferred shareholders in 2012 was due to a deemed dividend resulting from Sohu’s purchase from Alibaba of 24.0 million Series A Preferred Shares of Sogou.

Net Income/(Loss) attributable to Sohu.com Inc.

As a result of the foregoing, we had a net loss attributable to Sohu of $15.3 million for 2013, compared to net income attributable to Sohu of $72.9 million and $162.7 million, respectively, for 2012 and 2011.

QUARTERLY RESULTS OF OPERATIONS

In 2011, we adjusted our business grouping from brand advertising business, online game business, sponsored search business, and mobile and others business to online advertising business, online game business, mobile business and others business. Accordingly, we adjusted our presentation based on the new classification.

In 2012, with the development of our business, we reclassified certain expenses for our search and others business and our video division. Accordingly, we adjusted our presentation based on the new classification.

Commencing January 1, 2013, in order to provide a better foundation for understanding Changyou’s performance, both revenues and costs generated from the operation of third-party Web games on the 17173.com Website were reclassified from the online game business to IVAS in the others business. Certain comparative figures have been reclassified to conform to the current presentation.

In the third quarter of 2013, management noted an accounting error in the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2012 regarding net income attributable to Sohu.com Inc. and the calculation of basic and diluted net income per share attributable to Sohu.com Inc. Management performed an assessment of the impact of this accounting error and concluded that the relevant affected historical financial statements could continue to be relied upon but would be revised to correct the error. Therefore, the financial data for the second quarter of 2012 has been revised accordingly.

The following table sets forth, for the periods presented, our unaudited quarterly results of operations for the eight quarters ended December 31, 2013. The data have been derived from our consolidated financial statements and, in our management’s opinion, they have been prepared on substantially the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial results for the periods presented. This information should be read in conjunction with the annual consolidated financial statements included elsewhere in this Form 10-K. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended
	Dec. 31, 2013	Sep. 30, 2013	Jun. 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sep. 30, 2012	Jun. 30, 2012(Revised)	Mar. 31, 2012
	(Unaudited, in thousands, except per share data)
Revenues:
Online advertising:
Brand advertising	$123,318	$124,780	$100,191	$80,237	$82,051	$77,874	$69,312	$60,968
Search and others	64,387	52,305	46,171	36,052	38,705	35,284	28,763	21,637

Subtotal of online advertising revenues	187,705	177,085	146,362	116,289	120,756	113,158	98,075	82,605

Online games	171,958	161,494	168,295	167,421	158,159	150,263	135,956	125,968
Mobile	9,937	14,524	15,313	13,773	12,632	14,312	15,598	13,351
Others	15,851	15,220	8,934	10,113	7,945	7,645	6,098	4,680

Total revenues	385,451	368,323	338,904	307,596	299,492	285,378	255,727	226,604
Cost of revenues:
Online advertising:
Brand advertising	61,445	63,780	51,556	44,878	35,864	37,476	50,963	36,892
Search and others	37,064	26,785	24,498	20,792	21,572	19,736	16,192	13,128

Subtotal of cost of online advertising revenues	98,509	90,565	76,054	65,670	57,436	57,212	67,155	50,020

Online games	25,926	21,750	22,981	22,650	21,875	20,753	17,891	15,831
Mobile	6,312	8,108	8,963	9,271	8,358	9,474	10,208	8,853
Others	6,639	5,067	5,647	5,938	5,874	9,310	4,590	4,818

Total cost of revenues	137,386	125,490	113,645	103,529	93,543	96,749	99,844	79,522

Gross profit	248,065	242,833	225,259	204,067	205,949	188,629	155,883	147,082
Operating expenses:
Product development	90,389	70,551	63,361	51,819	52,432	46,994	43,340	38,593
Sales and marketing	130,524	90,728	71,678	58,723	68,833	58,250	48,999	38,654
General and administrative	31,244	29,365	25,772	22,589	20,275	19,666	17,508	17,794
Goodwill impairment and impairment of intangible assets via acquisition of businesses	0	0	0	0	0	0	2,906	0

Total operating expenses	252,157	190,644	160,811	133,131	141,540	124,910	112,753	95,041

Operating profit	(4,092)	52,189	64,448	70,936	64,409	63,719	43,130	52,041

Other income/(expense)	7,125	1,533	1,532	2,531	2,102	(111)	1,818	1,613
Interest income	8,035	7,595	5,498	6,701	5,585	5,974	7,223	6,495
Exchange difference	(1,386)	(1,305)	(1,984)	(1,985)	(704)	667	45	(643)

Income before income tax expense	9,682	60,012	69,494	78,183	71,392	70,249	52,216	59,506
Income tax expense	(4,770)	18,923	16,251	20,018	20,290	18,727	18,467	18,687

Net income	14,452	41,089	53,243	58,165	51,102	51,522	33,749	40,819
Less: Net income attributable to the mezzanine-classified noncontrolling interest shareholders	0	0	7,112	10,668	4,495	4,495	1,095	1,111

Net income attributable to the noncontrolling interest shareholders	11,618	22,855	24,505	23,066	21,219	21,146	19,872	16,600

Dividend or deemed dividend to noncontrolling Sogou Series A Preferred shareholders	0	82,423	0	0	0	0	14.219	0

Net income/(loss) attributable to Sohu.com Inc.	$2,834	$(64,189)	$21,626	$24,431	$25,388	$25,881	$(1,437)	$23,108

Basic net income/(loss) per share attributable to Sohu.com Inc.	$0.07	$(1.68)	$0.57	$0.64	$0.67	$0.68	$(0.04)	$0.61

Shares used in computing basic net income/(loss) per share attributable to Sohu.com Inc.	38,301	38,288	38,259	38,169	38,046	38,022	38,002	38,084

Diluted net income/(loss) per share attributable to Sohu.com Inc.	$0.06	$(1.69)	$0.56	$0.60	$0.60	$0.63	$(0.09)	$0.53

Shares used in computing diluted net income/(loss) per share attributable to Sohu.com Inc.	38,564	38,522	38,492	38,429	38,393	38,344	38,347	38,485

LIQUIDITY AND CAPITAL RESOURCES

Resources Analysis

Liquidity Sources and Balance

Our principal sources of liquidity are cash and cash equivalents, short-term investments, investments in debt securities, as well as the cash flows generated from our operations. Cash equivalents primarily comprise time deposits.

As of December 31, 2013, we had cash and cash equivalents, short-term investments and investments in debt securities of approximately $1,372 million. In addition, as of December 31, 2013, we had, through Changyou, loans from offshore banks in the principal amount of $410 million. These loans are secured by RMB deposits in onshore branches of those banks in the total amount of $425 million which is recognized as restricted time deposits.

As of December 31, 2012, we had cash and cash equivalents, short-term investments and investments in debt securities of approximately $968.0 million. In addition, as of December 31, 2012 we had, through Changyou, loans from offshore banks in the principal amount of $239 million. These loans are secured by RMB deposits in onshore branches of those banks in the total amount of $247 million which is recognized as restricted time deposits.

As of December 31, 2011, we had cash and cash equivalents, short-term investments, and investment in debt securities of approximately $830 million.

Significant Cash Related Activities

In September 2013, Sogou received an investment from Tencent of $448 million and paid a special dividend to holders of its Series A Preferred Shares in the amount of $301 million, of which $140 million was paid to shareholders other than Sohu. In December 2013, Sogou Information received additional consideration of $1.5 million from Tencent in connection with the Sogou-Tencent Transactions.

On July 27, 2013, Changyou’s Board of Directors authorized a share repurchase program of up to $100 million of the outstanding ADSs of Changyou over a two-year period from July 27, 2013 to July 26, 2015. As of December 31, 2013, Changyou had repurchased 590,500 of its ADSs, representing 1,181,000 ordinary shares, under the share repurchase program at an aggregate cost of approximately $17.3 million.

We believe our current liquidity and capital resources are sufficient to meet anticipated working capital needs (net cash used in operating activities), commitments and capital expenditures over the next twelve months. We may, however, require additional cash resources due to changes in business conditions and other future developments, or changes in general economic conditions.

Cash Generating Ability

We believe we will continue to generate strong cash flow, which, along with our available cash, will provide sufficient liquidity and financial flexibility.

Our cash flows were summarized below (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$403,933	$402,587	$370,453
Net cash used in investing activities	(441,629)	(432,595)	(305,781)
Net cash provided by /(used in) financing activities	470,341	128,717	(36,759)
Effect of exchange rate change on cash and cash equivalents	21,108	2,219	26,305

Net increase in cash and cash equivalents	453,753	100,928	54,218
Cash and cash equivalents at beginning of year	833,535	732,607	678,389

Cash and cash equivalents at end of year	$1,287,288	$833,535	$732,607

Net Cash Provided by Operating Activities

For 2013, $403.9 million net cash provided by operating activities was primarily attributable to our net income of $166.9 million, adjusted by non-cash items of depreciation and amortization of $130.7 million, share-based compensation expense of $10.4 million, contribution from non-controlling shareholders of $4.2 million, impairment of other intangible assets of $3.6 million, and an increase in cash from working capital items of $95.0 million, offset by investment income from investments in debt securities of $5.6 million and miscellaneous expenses of $1.3 million.

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

Net Cash Used in Investing Activities

For 2013, $441.6 million net cash used in investing activities was primarily attributable to $211.8 million used to acquire fixed assets and intangible assets (including a $3.2 million payment for the office building acquired by Sohu and a $39.2 million payment for the office building acquired by Changyou), $168.7 million in restricted time deposits used as collateral for Changyou loans from offshore banks, $76.0 million used in the purchase of the noncontrolling interest in 7Road, $33.7 million used in Changyou’s acquisitions of Doyo and the RaidCall Business, $9.0 million in restricted time deposits used as collateral for credit facilities provided by banks to certain Sogou employees and $2.4 million used for investments related to other investing activities, offset by received short-term investments of $54.4 million and investment income from investments in debt securities of $5.6 million.

For 2012, $432.6 million net cash used in investing activities was primarily attributable to $244.8 million restricted time deposits used as collateral for Changyou loans from offshore banks, $154.5 million used in acquiring fixed assets and intangible assets, $35.8 million used in short-term investments, and $3.0 million used in business acquisition and other investment activities, offset by income from investments in debt securities of $5.5 million.

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

Net Cash Provided by /(Used in) Financing Activities

For 2013, $470.3 million net cash provided by financing activities was primarily attributable to $476.9 million cash received from Tencent in connection with the Sogou-Tencent Transactions, $167.0 million of Changyou loans from offshore banks, $5.3 million in proceeds received from early exercise of share-based awards in Sogou, $1.9 million from the issuance of common stock upon the exercise of share options granted under our stock incentive plan, and $1.8 million from the exercise of share-based awards in Sogou, offset by $139.7 million used for the Sogou dividend distributed to holders of Sogou Series A Preferred Shares other than Sohu Search, $19.7 million used for contingent consideration paid by Changyou to 7Road’s noncontrolling shareholders, $17.3 million used for the repurchase of ADSs of Changyou and $5.9 million used for payment of transaction expenses in connection with the Sogou-Tencent Transactions.

For 2012, $128.7 million net cash provided by financing activities was primarily attributable to $239.4 million of loans from offshore banks, $5.6 million excess tax benefits described above under the heading “Net Cash Provided by Operating Activities,” $1.4 million from the exercise of share-based awards in a subsidiary, and $0.8 million from the issuance of common stock upon the exercise of share options granted under our stock incentive plan, offset by $64.6 million used for the portion of the Changyou dividend distributed to noncontrolling interest shareholders, $25.8 million used for the purchase of Sogou Series A Preferred Shares from Alibaba, $13.8 million used for the payment of contingent consideration, $12.6 million used for the repurchase of our common stock, and $1.7 million in payments for other financing activities.

For 2011, $36.8 million net cash used in financing activities was primarily attributable to $25.7 million used for the purchase of 750,000 Changyou ADSs, representing 1,500,000 Class A ordinary shares, and $16.6 million used for the repurchase of our common stock, offset by a $1.6 million from the issuance of common stock upon the exercise of share options granted under our stock incentive plan, $3.0 million excess tax benefits, and $0.9 million in proceeds from noncontrolling shareholders.

Restrictions and Limitations on Cash Available to Sohu.com Inc.

To fund any cash requirements it may have, Sohu.com Inc. may need to rely on dividends and other distributions on equity paid by our wholly-owned subsidiary Sohu.com Limited or our majority-owned subsidiary Changyou.com Limited. Since substantially all of our operations are conducted through our indirect wholly-owned and majority-owned China-based subsidiaries and VIEs, Sohu.com Limited and Changyou.com Limited may need to rely on dividends, loans or advances made by our PRC subsidiaries in order to make dividends and other distributions to us. In 2012, Changyou’s Board of Directors determined to cause one of Changyou’s PRC subsidiaries to distribute all of its 2012 earnings to its overseas parent company, Changyou HK. On September 21, 2012, Changyou paid out a special cash dividend of $201 million, with $136 million paid to and received by Sohu. Of the $136 million, $128 million was paid to and received by Sohu.com Limited and $8 million was paid to and received by Sohu.com Inc. In 2013, in connection with the Sogou-Tencent Transactions, Sogou paid a special dividend to the three holders of Series A Preferred Shares of Sogou in the aggregate amount of $301 million, of which $161 million was paid to and received by Sohu Search, which is a direct subsidiary of Sohu.com Limited. No dividend was paid to Sohu.com Inc.

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

The PRC CIT Law generally imposes a 10% withholding tax on dividends distributed by WFOEs to their immediate holding companies outside mainland China, provided that a lower rate may apply under tax treaties between mainland China and other jurisdictions. For example, withholding tax for dividends to a holding company in Hong Kong may, under certain circumstances, be 5% rather than 10%. For the year ended December 31, 2013, we had accrued deferred tax liabilities in the amount of $18.8 million for withholding taxes associated with dividends paid by Changyou’s mainland China-based WFOEs to Changyou’s Hong Kong subsidiary.

Under regulations of the PRC State Administration of Foreign Exchange (“SAFE”), the RMB is not convertible into foreign currencies for capital account items, such as loans, repatriation of investments and investments outside of mainland China, unless prior approval of the SAFE is obtained and prior registration with the SAFE is made.

PRC restrictions related to our VIE structure

While generally our VIEs generate revenues and cash, almost all of our VIEs, with the exception of those related to Changyou’s online game business, incur deficits as a result of significant costs involved in their operations, and had negative operating cash flow for the year ended December 31, 2013.

Substantially all of Changyou’s operations are conducted through its VIEs, which generate most of Changyou’s online game revenues. Although Changyou’s subsidiaries received a majority of the VIEs’ profits pursuant to contractual agreements between the VIEs and Changyou’s PRC subsidiaries providing for payments to the subsidiaries in return for services provided to the VIEs by the PRC subsidiaries, significant cash balances remained in Changyou’s VIEs as of December 31, 2013. As Changyou’s VIEs are not owned by Changyou’s PRC subsidiaries, the VIEs are not able to make dividend payments to the subsidiaries. Therefore, in order for Sohu.com Inc. or our subsidiaries outside of mainland China to receive any dividends, loans or advances from Changyou’s PRC subsidiaries, we will need to rely on these contractual payments made by Changyou’s VIEs to Changyou’s PRC subsidiaries. Depending on the nature of services provided by Changyou’s PRC subsidiaries to their corresponding VIEs, certain of these payments will subject to PRC taxes, including Business Tax and VAT, which will effectively reduce the amount that the PRC subsidiary receives from its corresponding VIE. In addition, the PRC government could impose restrictions on such payments or change the tax rates applicable to such payments.

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

Dividend Policy

On September 17, 2013, Sogou distributed a special dividend to holders of its Series A Preferred Shares in the amount of $301 million, of which Sohu Search received $161 million, Photon received $43 million, and China Web received $97 million.

On August 6, 2012, Changyou declared a special one-time cash dividend of $1.90 per Class A or Class B ordinary share, or $3.80 per ADS and a total of $201 million. On September 21, 2012, Changyou paid out this special cash dividend, of which $136 million was paid to and received by Sohu.

The Sohu Group intends to retain all available funds and any future earnings for use in the operation and expansion of its own business, and does not anticipate paying any cash dividends on Sohu.com Inc.’s common stock or causing Changyou to pay any dividends on Changyou.com Limited’s ordinary shares, including ordinary shares represented by Changyou.com Limited’s ADSs, or causing Sogou to pay any dividends on Sogou.com Inc.’s ordinary shares and preferred shares, for the foreseeable future. Future cash dividends distributed by Sohu.com Inc., Changyou.com Limited, or Sogou.com Inc., if any, will be declared at the discretion of their respective Boards of Directors and will depend upon their future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as their respective Boards of Directors may deem relevant.

UNCONDITIONAL OBLIGATIONS

The following table sets forth our unconditional obligations as of December 31, 2013 (in thousands):

	Payment Due by Period
Unconditional Obligations	2014	2015	2016	2017	2018	Thereafter	Total Payments Required

Operating lease obligation	22,148	12,611	6,869	2,513	2,261	7,643	54,045
Content and service purchases-video	38,288	4,076	0	0	0	0	42,364
Purchase of games developed by third-parties	15,761	9,276	14,813	0	0	0	39,850
Bandwidth purchases	34,761	1,330	421	98	0	0	36,610
Purchase of cinema advertisement rights	1,083	8,931	9,513	10,168	0	0	29,695
Content and service purchases-others	9,155	4,650	3,361	8	6	1	17,181
Others	2,355	191	0	0	0	0	2,546

Total Payments Required	123,551	41,065	34,977	12,787	2,267	7,644	222,291

OTHER LONG-TERM LIABILITIES

As a result of our adoption of Accounting Standard Codification 740 “Income Taxes” (ASC 740), we recorded unrecognized tax benefit of $24.8 million and recognized related long-term tax payable, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In March of 2013, the FASB issued guidance on “Foreign Currency Matters, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” The amendments clarify the applicable guidance for the de-recognition of all or a portion of a cumulative translation adjustment when an entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity or when other changes stipulated occur and involve a foreign entity. The amendments are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We are currently evaluating the impact on our consolidated financial statements of adopting this guidance.

In March of 2013, the FASB issued guidance on “Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments clarify that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss, similar tax loss, or tax credit carryforward, except as noted in the following sentence. To the extent a net operating loss, similar tax loss, or tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such a purpose, then under this exception the unrecognized tax benefit is to be presented in the financial statements as a liability and should not be combined with (netted with) the deferred tax asset(s). The assessment of whether a deferred tax asset is “available” is based on the unrecognized tax benefit and deferred tax asset amounts that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently evaluating the impact on our consolidated financial statements of adopting this guidance.

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

On June 19, 2010, the People’s Bank of China announced that it has decided to proceed further with the reform of the RMB exchange rate regime to enhance the flexibility of the RMB exchange rate and that emphasis would be placed on reflecting market supply and demand with reference to a basket of currencies. While so indicating its intention to make the RMB’s exchange rate more flexible, the People’s Bank of China ruled out any sharp fluctuations in the currency or a one-off adjustment. As a result of the announcement, the RMB has appreciated significantly. In February 2014, the center point of the currency’s official trading band hit 6.1146, representing appreciation of more than 11.7% since June 19, 2010. In the long term, the RMB may appreciate or depreciate more significantly in value against the U.S. dollar or other foreign currencies, depending on the market supply and demand with reference to a basket of currencies.

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

The following table sets forth a summary of our foreign currency sensitive financial instruments as of December 31, 2013, which consisted of cash and cash equivalents, restricted time deposits, short-term investments, investments in debt securities, accounts receivable, prepaid and other current assets, current liabilities, long-term accounts payable and long-term bank loans. These financial instruments are recorded at their fair value.

	Denominated in (in thousands)
	US$	RMB	HK$	Others	Total
Cash and cash equivalents	613,670	664,074	6,444	3,100	1,287,288
Restricted time deposits	9,306	424,742	0	0	434,048
Short-term investments	0	2,827	0	0	2,827
Investments in debt securities	0	82,009	0	0	82,009
Accounts Receivable	1,407	152,577	14	344	154,342
Prepaid and other current assets	1,262	130,108	32	600	132,002
Current liabilities	326,162	781,634	3	6,610	1,114,409
Long-term accounts payable	0	6,252	0	0	6,252

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

INFLATION RATE RISK

According to the National Bureau of Statistics of China, the change in the consumer price index in China was 2.6%, 2.6% and 5.4% in 2013, 2012 and 2011, respectively. While this rate declined in 2013 compared to the past two years, there may be further increased inflation in the future, which could have a material adverse effect on our business.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to Consolidated Financial Statements which appear on page F-1 of this report. The Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements, Notes to Consolidated Financial Statements and Financial Statement Schedules which are listed in the Index to Consolidated Financial Statements and which appear beginning on page F-2 of this report are incorporated into this Item 8. Quarterly Results of Operations information is included on page 107 of this report and is incorporated into this Item 8.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company’s fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in the Proxy Statement for Sohu’s 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about April 25, 2014 and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in the Proxy Statement for Sohu’s 2014 Annual Meeting of Stockholders under the heading “Executive Compensation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item, other than the table included below, will be included in the Proxy Statement for Sohu’s 2014 Annual Meeting of Stockholders under the heading “Beneficial Ownership of Common Stock” and is incorporated herein by reference.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (in thousands)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (in thousands)

Equity compensation plans approved by security holders-2000 Stock Incentive Plan
Share Options	147	$18.87
Restricted Stock Units	123	0

Subtotal	270

Equity compensation plans approved by security holders-2010 Stock Incentive Plan
Restricted Stock Units	123	0	1,334

Subtotal	123		1,334
Equity compensation plans not approved by security holders	0		0

Total	393		1,334

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the Proxy Statement for Sohu’s 2014 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the Proxy Statement for Sohu’s 2014 Annual Meeting of Stockholders under the heading “Principal Accountant Fees and Services” and is incorporated herein by reference.

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

(a)(2) Financial Statements Schedule

Schedule I, Condensed Financial Information of Registrant, is included on page F-70 of this report and is incorporated into this Item 15(a)(2) by reference.

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

Date: February 28, 2014

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

SIGNATURE	TITLE	DATE

/s/ CHARLES ZHANG	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 28, 2014
Charles Zhang

/s/ CAROL YU	Co-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2014
Carol Yu

/s/ EDWARD B. ROBERTS	Director	February 28, 2014
Edward B. Roberts

/s/ CHARLES HUANG	Director	February 28, 2014
Charles Huang

/s/ DAVE QI	Director	February 28, 2014
Dave Qi

/s/ SHI WANG	Director	February 28, 2014
Shi Wang

/s/ JOHN DENG	Director	February 28, 2014
John Deng

SOHU.COM INC.

All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the Consolidated Financial Statements or Notes.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2013.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers Zhong Tian LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders of Sohu.com Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Sohu.com Inc. (the “Company”) and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report on internal control over financial reporting appearing on Page F-2 of Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers Zhong Tian LLP

Beijing, the People’s Republic of China

February 28, 2014

SOHU.COM INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	As of December 31,
	2013	2012 (Revised)
ASSETS
Current assets:
Cash and cash equivalents	$1,287,288	$833,535
Restricted time deposits	393,087	116,140
Short-term investments	2,827	54,901
Investments in debt securities	82,009	79,548
Accounts receivable, net	154,342	98,398
Prepaid and other current assets	132,002	55,761

Total current assets	2,051,555	1,238,283

Fixed assets, net	564,442	178,951
Goodwill	208,795	159,215
Intangible assets, net	107,108	70,054
Restricted time deposits	40,961	130,699
Prepaid non-current assets	9,527	291,643
Other assets	16,327	13,792

Total assets	$2,998,715	$2,082,637

LIABILITIES
Current liabilities:
Accounts payable (including accounts payable of consolidated variable interest entities (“VIEs”) without recourse to the Company of $16,167 and $6,958, respectively, as of December 31, 2013 and 2012)	$125,896	$67,934
Accrued liabilities (including accrued liabilities of consolidated VIEs without recourse to the Company of $79,041 and $53,034, respectively, as of December 31, 2013 and 2012)	227,018	117,029
Receipts in advance and deferred revenue (including receipts in advance and deferred revenue of consolidated VIEs without recourse to the Company of $60,140 and $54,150, respectively, as of December 31, 2013 and 2012)	113,328	89,687
Accrued salary and benefits (including accrued salary and benefits of consolidated VIEs without recourse to the Company of $3,241 and $4,940, respectively, as of December 31, 2013 and 2012)	90,901	61,722
Taxes payable (including taxes payable of consolidated VIEs without recourse to the Company of $7,616 and $14,191, respectively, as of December 31, 2013 and 2012)	48,324	32,115
Deferred tax liabilities (including deferred tax liabilities of consolidated VIEs without recourse to the Company of $3 and $83, respectively, as of December 31, 2013 and 2012)	18,813	11,878
Short-term bank loans (including short-term bank loans of consolidated VIEs without recourse to the Company of nil as of both December 31, 2013 and 2012)	410,331	113,000
Other short-term liabilities (including other short-term liabilities of consolidated VIEs without recourse to the Company of $253,933 and $33,074, respectively, as of December 31, 2013 and 2012)	79,798	63,352
Contingent consideration (including contingent consideration of consolidated VIEs without recourse to the Company of nil as of both December 31, 2013 and 2012)	0	76

Total current liabilities	1,114,409	556,793

Long-term accounts payable (including long-term accounts payable of consolidated VIEs without recourse to the Company of $1,621 and nil, respectively, as of December 31, 2013 and 2012)	6,252	12,684
Long-term bank loans (including long-term bank loans of consolidated VIEs without recourse to the Company of nil as of both December 31, 2013 and 2012)	0	126,353
Long-term taxes payable (including long-term taxes payable of consolidated VIEs without recourse to the Company of nil as of both December 31, 2013 and 2012)	24,835	1,782
Deferred tax liabilities (including deferred tax liabilities of consolidated VIEs without recourse to the Company of $3,777 and $3,846, respectively, as of December 31, 2013 and 2012)	12,337	7,998
Contingent consideration (including contingent consideration of consolidated VIEs without recourse to the Company of $4,162 and nil, respectively, as of December 31, 2013 and 2012)	4,162	0

Total long-term liabilities	47,586	148,817

Total liabilities	$1,161,995	$705,610

Commitments and contingencies
MEZZANINE EQUITY	0	61,810
SHAREHOLDERS’ EQUITY
Sohu.com Inc. shareholders’ equity:
Common stock: $0.001 par value per share (75,400 shares authorized; 38,326 shares and 38,089 shares, respectively, issued and outstanding as of December 31, 2013 and 2012)	$44	$44
Additional paid-in capital	601,633	378,311
Treasury stock (5,889 shares as of both December 31, 2013 and 2012)	(143,858)	(143,858)
Accumulated other comprehensive income	116,304	79,542
Retained earnings	752,582	770,184

Total Sohu.com Inc. shareholders’ equity	1,326,705	1,084,223
Noncontrolling interest	510,015	230,994

Total shareholders’ equity	1,836,720	1,315,217

Total liabilities, mezzanine equity and shareholders’ equity	$2,998,715	$2,082,637

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2013	2012 (Revised)	2011
Revenues:
Online advertising:
Brand advertising	$428,526	$290,205	$277,327
Search and others	198,915	124,389	62,981

Subtotal of online advertising revenues	627,441	414,594	340,308

Online games	669,168	570,346	435,508
Mobile	53,547	55,893	52,015
Others	50,118	26,368	24,256

Total revenues	1,400,274	1,067,201	852,087

Cost of revenues:
Online advertising:
Brand advertising	221,659	161,195	107,391
Search and others	109,139	70,628	35,144

Subtotal of cost of online advertising revenues	330,798	231,823	142,535

Online games	93,307	76,350	49,837
Mobile	32,654	36,893	31,882
Others	23,291	24,592	16,093

Total cost of revenues	480,050	369,658	240,347

Gross profit	920,224	697,543	611,740

Operating expenses:
Product development	276,120	181,359	112,617
Sales and marketing	351,653	214,736	158,187
General and administrative	108,970	75,243	59,126
Goodwill impairment and impairment of intangible assets via acquisition of businesses	0	2,906	27,511

Total operating expenses	736,743	474,244	357,441

Operating profit	183,481	223,299	254,299

Other income	12,721	5,422	9,799
Interest income	27,829	25,277	15,800
Exchange difference	(6,660)	(635)	(5,003)

Income before income tax expense	217,371	253,363	274,895
Income tax expense	50,422	76,171	46,552

Net income	166,949	177,192	228,343
Less: Net income attributable to the mezzanine-classified noncontrolling interest shareholders	17,780	11,196	2,558
Net income attributable to the noncontrolling interest shareholders	82,044	78,837	63,044
Dividend or deemed dividend to noncontrolling Sogou Series A Preferred shareholders	82,423	14,219	0

Net income /(loss) attributable to Sohu.com Inc.	$(15,298)	$72,940	$162,741

Net income	$166,949	$177,192	$228,343
Other comprehensive income: Foreign currency translation adjustment, net of tax	47,125	4,413	43,545

Comprehensive income	214,074	181,605	271,888

Less: Comprehensive income attributable to the mezzanine-classified noncontrolling interest shareholders	17,780	11,196	2,558
Comprehensive income attributable to noncontrolling interest shareholders	92,407	79,927	68,598
Dividend or deemed dividend to noncontrolling Sogou series A preferred shareholders	82,423	14,219	0

Comprehensive income attributable to Sohu.com Inc.	21,464	76,263	200,732
Basic net income /(loss) per share attributable to Sohu.com Inc.	$(0.40)	$1.92	$4.26

Shares used in computing basic net income /(loss) per share attributable to Sohu.com Inc.	38,255	38,038	38,216

Diluted net income /(loss) per share attributable to Sohu.com Inc.	$(0.47)	$1.66	$3.93

Shares used in computing diluted net income /(loss) per share attributable to Sohu.com Inc.	38,502	38,392	38,761

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$166,949	$177,192	$228,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	54,948	38,748	27,261
Share-based compensation expense	10,429	13,966	18,652
Amortization of intangible assets and purchased video content in prepaid expense	75,741	63,014	42,587
Goodwill impairment and impairment of intangible assets via acquisition of businesses	0	2,906	27,511
Impairment of purchased video content	0	15,083	0
Impairment of other intangible assets	3,624	5,741	1,104
Provision /(Reversal) for allowance for doubtful accounts	(120)	3,613	2,886
Excess tax benefits from share-based payment arrangements	0	(5,591)	(3,011)
Investment income from investments in debt securities	(5,564)	(5,479)	(3,586)
Contribution from noncontrolling shareholders	4,218	0	0
Others	(1,288)	(1,183)	(1,647)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(49,432)	(14,761)	(11,847)
Prepaid and other assets	(51,172)	2,807	(6,253)
Accounts payable	38,333	24,445	2,897
Taxes payable	20,967	5,804	(3,095)
Accrued liabilities	95,394	35,029	23,857
Receipts in advance and deferred revenue	12,562	14,051	22,500
Other short-term liabilities	28,344	27,202	2,294

Net cash provided by operating activities	403,933	402,587	370,453
Cash flows from investing activities:
Purchase of noncontrolling interest in 7Road	(76,010)	0	0
Purchase of fixed assets	(113,842)	(89,417)	(169,982)
Purchase of intangible and other assets	(98,006)	(65,130)	(63,101)
Cash paid related to restricted time deposits	(177,701)	(244,849)	0
Proceeds from /(purchase of) short-term investments, net	54,398	(35,785)	637
Other acquisitions, net of cash acquired	(33,685)	(683)	(71,129)
Loans granted to third parties	0	(4,170)	(2,360)
Loan repayments received from third parties	0	4,170	0
Other cash proceeds related to investing activities	6,009	6,083	3,746
Other cash payments related to investing activities	(2,792)	(2,814)	(3,592)

Net cash used in investing activities	(441,629)	(432,595)	(305,781)
Cash flows from financing activities:
Issuance of common stock	1,915	790	1,559
Issuance of Sogou Series B Preferred Shares and Class B Ordinary Shares	476,948	0	0
Sohu’s purchase of Sogou Series A Preferred Shares from Alibaba	0	(25,800)	0
Repurchase of common stock	0	(12,566)	(16,601)
Repurchase of Changyou American depositary shares (“ADSs”)	(17,240)	0	0
Purchase of shares in subsidiary	0	0	(25,675)
Portion of Changyou dividend distribute to noncontrolling interest shareholders	0	(64,551)	0
Portion of Sogou special dividend distributed to holders of Series A Preferred Shares other than Sohu	(139,700)	0	0
Proceeds of loans from offshore banks	167,000	239,353	0
Payment of contingent consideration	(19,736)	(13,806)	0
Excess tax benefits from share-based payment arrangements	0	5,591	3,011
Exercise of share-based awards in subsidiary	1,794	1,353	0
Proceeds received from early exercise of share-based awards in subsidiary	5,278	0	0
Payment of transaction expenses for issuance of Sogou Series B Preferred Shares and Class B Ordinary Shares	(5,918)	0	0
Other cash proceeds /(payments) related to financing activities	0	(1,647)	947

Net cash provided by /(used in) financing activities	470,341	128,717	(36,759)
Effect of exchange rate changes on cash and cash equivalents	21,108	2,219	26,305

Net increase in cash and cash equivalents	453,753	100,928	54,218
Cash and cash equivalents at beginning of year	833,535	732,607	678,389

Cash and cash equivalents at end of year	$1,287,288	$833,535	$732,607

Supplemental cash flow disclosures:
Cash paid for income taxes	(50,188)	(67,444)	(44,746)
Cash paid for interest expense	(8,812)	(1,992)	0
Barter transactions	380	846	886
Supplemental schedule of non-cash investing activity:
Consideration payable for acquisition of Shi Ji Guang Su	24,603	0	0
Consideration payable for acquisition of Doyo	4,952	0	0
Consideration payable for the purchase of noncontrolling interest in 7Road	2,000	0	0
Consideration payable for other business acquisitions	0	0	29,579
Purchase of fixed assets with proceeds released from restricted cash account	0	1,583	0
Changes in government grant in prepaid and other current assets	1,355	2,378	0
Supplemental schedule of non-cash financing activity:
Transaction expenses payable for issuance of Sogou Series B Preferred Shares and Class B Ordinary Shares	475	0	0
Accrued professional fees in relation to initial public offering of 7Road	0	1,037	0

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

Year Ended December 31, 2013

(In thousands)

		Sohu.com Inc. Shareholders’ Equity
	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$1,315,217	$44	$378,311	$(143,858)	$79,542	$770,184	$230,994
Issuance of common stock	1,915	0	1,915	0	0	0	0
Repurchase of Changyou ADSs	(17,240)	0	(11,678)	0	0	0	(5,562)
Share-based compensation expense	10,350	0	1,056	0	0	0	9,294
Settlement of share-based awards in subsidiary	1,792	0	16,070	0	0	0	(14,278)
Acquisition of the RaidCall Business	17,178	0	0	0	0	0	17,178
Purchase of noncontrolling interest in 7Road	2,257	0	1,517	0	0	0	740
Consideration received for the issuance of Sogou shares to Tencent, net of transaction expenses	471,907	0	149,053	0	0	0	322,854
Contribution from noncontrolling shareholders	4,218	0	4,218	0	0	0	0
Direct tax impact of Sogou-Tencent Transactions	(21,420)	0	(21,420)	0	0	0	0
Special dividend paid to noncontrolling Sogou Series A Preferred shareholders	(139,700)	0	86,335	0	0	(82,423)	(143,612)
Repurchase /put options for Sogou Series A Preferred Shares	(6,048)	0	(3,744)	0	0	(2,304)	0
Net income attributable to Sohu.com Inc. and noncontrolling interest shareholders	149,169	0	0	0	0	67,125	82,044
Foreign currency translation adjustment, net of tax	47,125	0	0	0	36,762	0	10,363

Ending balance	$1,836,720	$44	$601,633	$(143,858)	$116,304	$752,582	$510,015

SOHU.COM INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Revised)

Year Ended December 31, 2012

(In thousands)

		Sohu.com Inc. Shareholders’ Equity
	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$1,219,071	$44	$366,210	$(131,292)	$76,219	$697,244	$210,646
Issuance of common stock	790	0	790	0	0	0	0
Repurchase of common stock	(12,566)	0	0	(12,566)	0	0	0
Share-based compensation expense	13,966	0	6,029	0	0	0	7,937
Settlement of share-based awards in subsidiary	1,353	0	(7,434)	0	0	0	8,787
Portion of Changyou dividend attributable to noncontrolling interest shareholders	(64,551)	0	0	0	0	0	(64,551)
Sohu’s purchase of Sogou Series A Preferred Shares from Alibaba	(25,800)	0	0	0	0	(14,219)	(11,581)
Changes in mezzanine equity of Changyou	6,836	0	6,836	0	0	0	0
Transaction cost for Sohu’s sale of the 17173 Business to Changyou	118	0	118	0	0	0	0
Contribution from noncontrolling shareholders	0	0	171	0	0	0	(171)
Excess tax benefits from share-based awards	5,591	0	5,591	0	0	0	0
Net income attributable to Sohu.com Inc. and noncontrolling interest shareholders	165,996	0	0	0	0	87,159	78,837
Foreign currency translation adjustment, net of tax	4,413	0	0	0	3,323	0	1,090

Ending balance	$1,315,217	$44	$378,311	$(143,858)	$79,542	$770,184	$230,994

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

Year Ended December 31, 2011

(In thousands)

		Sohu.com Inc. Shareholders’ Equity
	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$974,559	$43	$338,033	$(114,690)	$38,228	$534,503	$178,442
Issuance of common stock	1,559	1	1,558	0	0	0	0
Cash contribution received from the noncontrolling interest shareholders	947	0	0	0	0	0	947
Repurchase of common stock	(16,602)	0	0	(16,602)	0	0	0
Purchase of shares in subsidiary	(25,675)	0	(17,132)	0	0	0	(8,543)
Share-based compensation expense	18,652	0	11,070	0	0	0	7,582
Settlement of share-based awards in subsidiary	0	0	(6,645)	0	0	0	6,645
Excess tax benefits from share-based awards	3,011	0	3,011	0	0	0	0
Transaction cost for Sohu’s sale of the 17173 Business to Changyou	(6,710)	0	(6,710)	0	0	0	0
Contribution from noncontrolling shareholders	0	0	43,025	0	0	0	(43,025)
Net income attributable to Sohu.com Inc. and noncontrolling interest shareholders	225,785	0	0	0	0	162,741	63,044
Foreign currency translation adjustment, net of tax	43,545	0	0	0	37,991	0	5,554

Ending balance	$1,219,071	$44	$366,210	$(131,292)	$76,219	$697,244	$210,646

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

Brand Advertising Business

The Sohu Group’s brand advertising business offers to its users, over its matrices of Chinese language Web content and services, various products and services (such as free of charge content, including news, video, interactive community and other competitive Internet services) across multiple Internet-enabled devices, such as PCs, mobile phones and tablets. It also offers advertisements on these Sohu Group Web properties to companies seeking to increase their brand awareness online.

Search and Others Business

The search and others business, provided by Sohu’s search subsidiary Sogou Inc. (“Sogou”), primarily offers customers pay-for-click services, as well as online marketing services on the Sogou Web Directory.

On September 16, 2013, pursuant to a Subscription Agreement entered into on that date by and among Sogou, THL A21 Limited, a wholly-owned subsidiary of Tencent Holdings Limited (Tencent Holdings Limited together with its subsidiaries, “Tencent”); Sohu’s wholly-owned subsidiary Sohu.com (Search) Limited, a Cayman Islands company (“Sohu Search”); and Photon Group Limited (“Photon”), the investment vehicle of the Sohu Group’s Chairman and Chief Executive Officer Dr. Charles Zhang, and a series of other contracts also entered into on that date between Sogou and Tencent, Tencent invested a net amount of $448 million in cash in Sogou and transferred its Soso search-related businesses and certain other assets to Sogou (collectively, the “Sogou-Tencent Transactions”).

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

On September 16, 2013, Sogou, Sohu Search, Photon, Mr. Xiaochuan Wang, four other members of Sogou’s management (collectively, the “Sohu Parties”) and Tencent entered into a Shareholders Agreement (the “Shareholders Agreement”) under which the parties agreed to vote their Sogou voting shares in all elections of directors to elect three designees of Sohu Search and two designees of Tencent.

On September 17, 2013, Sogou paid a special dividend to the three holders of Series A Preferred Shares of Sogou in the aggregate amount of $301 million, of which Sohu Search received $161 million, Photon received $43 million, and China Web received $97 million.

On December 2, 2013, Tencent invested $1.5 million in cash in Beijing Sogou Information Service Co., Ltd. (“Sogou Information”), a VIE of Sogou, as additional consideration in connection with the Sogou-Tencent Transactions.

Pursuant to the Shareholders Agreement, Sohu will hold approximately 53.6% of the total voting power for the election of the Board of Directors of Sogou, assuming that the repurchase options and the repurchase/put option are exercised, Tencent’s non-voting Class B Ordinary Shares are converted to voting shares, and all share options under the Sogou 2010 Share Incentive Plan and all share options under an arrangement providing for Sogou share-based awards to be available for grants to Sohu management and key employees (the “Management Sogou Share Option Arrangement”) are granted and exercised. As Sohu is the controlling shareholder of Sogou, Sohu consolidates Sogou in the Sohu Group’s consolidated financial statements, and recognizes noncontrolling interest reflecting economic interests in Sogou held by shareholders other than Sohu.

Online Games

The online game business is conducted by Sohu’s majority-owned subsidiary Changyou.com Limited (“Changyou”). Changyou is a leading online game developer and operator in China as measured by the popularity of its MMOG Tian Long Ba Bu (“TLBB”) and its Web games DDTank and Wartune (also known as “Shen Qu”), which Changyou developed in-house. Changyou engages in the development, operation and licensing of online games for PCs and mobile devices. This includes MMOGs, which are interactive online games that may be played simultaneously by hundreds of thousands of game players, Web games, which are played over the Internet using a Web browser, and mobile games, which are played on mobile devices and require an Internet connection.

2. Summary of Significant Accounting Policies

Accounting Standards

The consolidated financial statements have been prepared on a historical cost basis to reflect the financial position and results of operations of the Sohu Group in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimation

The preparation of the consolidated financial statements requires the Sohu Group to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Sohu Group evaluates the estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Identified below are the accounting policies that reflect the Group’s more significant estimates and judgments, and those that the Group believes are the most critical to fully understanding and evaluating the consolidated financial statements.

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

Noncontrolling Interest Recognition

Noncontrolling interests are recognized to reflect the portion of the equity of majority-owned subsidiaries and VIEs which is not attributable, directly or indirectly, to the controlling shareholders. Currently, the noncontrolling interests in the Sohu Group’s consolidated financial statements primarily consist of noncontrolling interests for Changyou and Sogou.

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

Noncontrolling Interest for Sogou

As Sohu is Sogou’s controlling shareholder, Sogou’s financial results have been consolidated with those of Sohu for all periods presented. To reflect the economic interest in Sogou held by shareholders other than Sohu (the “Sogou noncontrolling shareholders”), Sogou’s net income /(loss) attributable to the Sogou noncontrolling shareholders is recorded as noncontrolling interest in the Sohu Group’s consolidated statements of comprehensive income. Sogou’s cumulative results of operations attributable to the Sogou noncontrolling shareholders, along with changes in shareholders’ equity /(deficit) and adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled and the Sogou noncontrolling shareholders’ original investments in Series A Preferred Shares, Series B Preferred Shares and Class B Ordinary Shares are accounted for as a noncontrolling interest classified as permanent equity in the Sohu Group’s consolidated balance sheets, as redemption of the noncontrolling interest is solely within the control of Sohu. These treatments are based on the terms governing investment by the Sogou noncontrolling shareholders in Sogou Preferred Shares (the “Terms of Sogou Preferred Shares”), the terms of Sogou’s restructuring in 2010, Sohu’s purchase of Sogou Series A Preferred Shares from Alibaba Investments Limited (“Alibaba”), and the terms of the Class B Ordinary Shares of Sogou.

By virtue of these terms, as Sogou has been loss-making since its restructuring in 2010, the net losses have been and will be allocated in the following order:

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

Basis of Presentation

Historical accounting error regarding net income attributable to Sohu.com Inc. and basic and diluted net income per share attributable to Sohu.com Inc.

In the third quarter of 2013, as previously reported in an Amendment No. 1 to Current Report on Form 8-K/A that the Company filed with the Securities and Exchange Commission (the “SEC”) on September 20, 2013, management noted an accounting error in the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2012 regarding net income attributable to Sohu.com Inc. and the calculation of basic and diluted net income per share attributable to Sohu.com Inc. In June 2012, Sohu had purchased from Alibaba, a private investment subsidiary of Alibaba Group Holding Limited, 24.0 million Series A Preferred Shares of Sogou for cash consideration of $25.8 million.

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

Management performed an assessment of the impact of this accounting error from both a quantitative and a qualitative perspective in accordance with the guidance contained in SAB 99, and concluded that the error was not material to the Group’s relevant historical financial statements taken as a whole. Therefore, management concluded that the relevant affected historical financial statements could continue to be relied upon, but would be revised to correct the error.

Correction of the error in the Group’s consolidated statements of comprehensive income for the year ended December 31, 2012 included in this report resulted in a reduction of $14.2 million in the amount reported for net income attributable to Sohu.com Inc. and a reduction of $0.37 in the amounts reported for both basic net income per share and diluted net income per share attributable to Sohu.com Inc., as compared to the corresponding amounts reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Correction of the error in the Group’s consolidated balance sheets as of December 31, 2012 included in this report resulted in an increase of $14.2 million in additional paid-in capital and a reduction of $14.2 million in retained earnings, as compared to the corresponding amounts reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The following table presents the summary information (in thousands, except per share data):

	Consolidated Statements of Comprehensive Income for the Year Ended December 31, 2012
	As reported	As corrected	Correction
Net income attributable to Sohu.com Inc.	$87,159	72,940	(14,219)
Basic net income per share attributable to Sohu.com Inc.	2.29	1.92	(0.37)
Diluted net income per share attributable to Sohu.com Inc.	$2.03	1.66	(0.37)

	Consolidated Balance Sheets as of December 31, 2012
	As reported	As corrected	Correction
Additional paid-in capital	$364,092	378,311	14,219
Retained earnings	$784,403	770,184	(14,219)

Reclassification of revenues and costs related to Changyou Internet value-added services (“IVAS”)

Commencing January 1, 2013, in order to provide a better foundation for understanding Changyou’s performance, both revenues and costs generated from the operation of third-party Web games by the 17173.com Website were reclassified from the online game business and the online advertising business to IVAS in the others business. To conform to current period presentations, the relevant amounts for prior periods have been reclassified accordingly. Such reclassifications amounted to $4.3 million and $1.9 million, respectively, for revenues and $1.5 million and nil, respectively, for costs for the years ended December 31, 2012 and 2011.

Renaming of Wireless Business to Mobile Business

Commencing in the second quarter of 2013, in order to provide a better description of this segment of the Group’s business, the Group changed the name of the wireless business to the mobile business. The Sohu Group’s mobile business offers mobile related services through different types of mobile products to mobile phone users through cooperation with China Mobile Communications Corporation, China United Network Communication Group Company Limited, China Telecom Corporation and their subsidiaries and other small mobile network operators (collectively, the “China mobile network operators”). The mobile products mainly consist of short messaging services (“SMS”), mobile games, Ring Back Tone (“RBT”), interactive voice response (“IVR”), and mobile video.

Segment Reporting

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

Revenue Recognition

The Sohu Group recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. The recognition of revenues involves certain management judgments. The amount and timing of revenues could be materially different for any period if management made different judgments or utilized different estimates.

Under ASC 845, barter trade transactions in which physical goods or services (other than advertising services) are received in exchange for advertising services should be recorded based on the fair values of the goods and/or services received. For the Group’s online advertising-for-online advertising barter transactions, no revenue or expense is recognized because the fair value of neither the advertising surrendered nor the advertising received is determinable.

Online Advertising Revenues

Online advertising revenues include revenues from brand advertising services as well as search and others services.

The Group recognizes gross revenue for the amount of fees it receives from its advertisers. Determining whether revenue should be reported gross or net is based on an assessment of various factors. The primary factor is whether the Group is acting as the principal in offering services to the customer or whether the Group is acting as an agent in the transaction. Whether the Group is serving as principal or agent in a transaction is judgmental in nature and is determined by evaluating the terms of the arrangement. The Group’s revenues from online advertising services are recognized on a gross basis, as the Group has the primary responsibility for fulfillment and acceptability. These revenues are recognized after deducting agent rebates paid to advertising agencies and applicable taxes and related surcharges.

Before September 1, 2012, online advertising revenues were subject to PRC business tax (“Business Tax”). Business Tax is imposed primarily on revenues from the provision of taxable services and is calculated by multiplying the applicable tax rate by gross revenue. Before September 1, 2012, the Group’s online advertising revenues were recognized after deducting agent rebates and applicable Business Tax and related surcharges. Effective September 1, 2012, the PRC Ministry of Finance and the State Administration of Taxation expanded a Business Tax to Value Added Tax (“VAT”) Transformation Pilot Program (the “Pilot Program”) for certain industries from Shanghai to eight cities and provinces in China, including Beijing and Tianjin. Commencing August 1, 2013, the Pilot Program expanded to all regions in the PRC. VAT payable on goods sold or taxable labor services provided by a general VAT taxpayer for a taxable period is the net balance of the output VAT for the period after crediting the balance of VAT input. Hence, the amount of VAT payable does not result directly from output VAT generated from goods sold or taxable labor services provided. With the adoption of the Pilot Program, the Group’s online advertising revenues are subject to VAT. The Group’s online advertising revenues are now recognized after deducting agent rebates and net of VAT and related surcharges.

Brand Advertising Revenues

Through PCs and mobile devices, the Group provides advertisement placements to its advertisers on different Website channels and in different formats, which include, among other things, banners, links, logos, buttons, full screen, pre-roll, mid-roll, and post-roll video screens, as well as pause video screens.

Business Model

Currently the brand advertising business has three main types of pricing models, consisting of the Fixed Price model, the Cost Per Impression (“CPM”) pricing model and the Membership Fee model.

Fixed Price model

Under the Fixed Price model, a contract is signed to establish a fixed price for the advertising services to be provided.

CPM pricing model

Under the CPM pricing model, the unit price for each qualifying display is fixed, but there is no overall fixed price for the advertising services stated in the contract. A qualifying display is defined as the appearance of an advertisement, where the advertisement meets criteria specified in the contract with the advertiser. Advertising fees are charged to the advertisers based on the unit prices and the number of qualifying displays.

Membership Fee model

Under the Membership Fee model for Sohu’s real estate business, Sohu sells paid memberships through which potential home buyers can purchase properties from Sohu’s partner developers at discounts that are significantly higher than the membership fees charged. The members pay a specified fee in order to be eligible for the discount provided for a particular property. The discount is either a fixed amount or a percentage of the price of the specified property, or a combination of both. Membership fees are refundable until the members apply the discounts to purchase properties. Revenue is recognized after the membership fee is received and the discount has been applied by the members to pay for the specified properties provided all other revenue recognition criteria have been met.

Revenue Recognition

For brand advertising revenue recognition, prior to entering into contracts, the Sohu Group makes a credit assessment of the customer. For contracts for which collectability is determined to be reasonably assured, the Sohu Group recognizes revenue when all revenue recognition criteria are met. In other cases, the Sohu Group only recognizes revenue when the cash is received and all other revenue recognition criteria are met.

In accordance with ASU No. 2009 -13, the Sohu Group treats advertising contracts with multiple deliverable elements as separate units of accounting for revenue recognition purposes and to recognize revenue on a periodic basis during the contract when each deliverable service is provided. Since the contract price is for all deliverables, the Sohu Group allocates the arrangement consideration to all deliverables at the inception of the arrangement on the basis of their relative selling prices.

Search and Others Revenues

Search and others services mainly include pay-for-click services, as well as online marketing services on the Sogou Web Directory.

Pay-for-click Services

Pay-for-click services are services that enable advertisers’ promotional links to be displayed on Sogou search result pages and Sogou Website Alliance members’ Websites where the links are relevant to the subject and content of such Web pages. For pay-for-click services, the Group introduces Internet users to its advertisers through its auction-based pay-for-click systems and charges advertisers on a per-click basis when the users click on the displayed links. Revenue for pay-for-click services is recognized on a per-click basis when the users click on the displayed links.

Online Marketing Services on the Sogou Web Directory

Online marketing services on the Sogou Web Directory mainly consist of displaying advertiser Website links on the Web pages of the Sogou Web Directory. The Sogou Web Directory is a Chinese Web directory navigation site which serves as a key access point to popular and preferred Websites and applications. Revenue for online marketing services on the Sogou Web Directory is normally recognized on a straight-line basis over the contract period, provided the Group’s obligations under the contract have been met and all revenue recognition criteria have been met.

Sogou Website Alliance

Both pay-for-click services and online marketing services on the Sogou Web Directory expand distribution of advertisers’ Website links or advertisements by leveraging traffic on Sogou Website Alliance members’ Websites. The Group recognizes gross revenue for the amount of fees it receives from its advertisers. Payments made to Sogou Website Alliance members are included in cost of search and others revenues as traffic acquisition costs. Determining whether revenue should be reported gross or net is based on an assessment of various factors. The primary factor is whether the Group is acting as the principal in offering services to the customer or the Group is acting as an agent in the transaction. For pay-for-click services, the Group recognizes gross revenue, as it has the primary responsibility for fulfillment and acceptability. Whether the Group is serving as principal or agent in a transaction is judgmental in nature and is determined by evaluating the terms of the arrangement. The Group pays Sogou Website Alliance members based on either revenue-sharing arrangements, under which it pays a percentage of pay-for-click revenues generated from clicks by users of their properties, or on a pre-agreed unit price.

Online Game Revenues

The Sohu Group’s online game revenues are generated from MMOG operation revenues, Web game revenues and overseas licensing revenues.

MMOG operation revenues

Revenues are recorded net of applicable Business Tax, discounts and rebates to distributors.

Online game revenues from Changyou’s operation of MMOGs are earned by providing online services to players pursuant to the item-based revenue model. Under the item-based revenue model, the basic game play functions are free of charge and players are charged for purchases of in-game virtual items. Online game revenues are recognized over the estimated lives of the virtual items purchased or as the virtual items are consumed. If different assumptions were used in deriving the estimated lives of the virtual items, the timing of Changyou’s recording of the revenues would be impacted.

MMOG game operation revenues are collected by Changyou’s VIEs through the sale of Changyou’s prepaid cards, which it sells in both virtual and physical forms to third-party distributors and players. Proceeds received from sales of prepaid cards are initially recorded as receipts in advance from customers and, upon activation or charge of the prepaid cards, are transferred from receipts in advance from customers to deferred revenues. As Changyou does not have control of, and generally does not know, the ultimate selling price of the prepaid cards sold by distributors, net proceeds from distributors form the basis of revenue recognition. Prepaid cards will expire two years after the date of card production if they have never been activated. The proceeds from the expired game cards are recognized as revenue upon expiration of cards. Once the prepaid cards are activated and credited to a player’s personal game account, they will not expire as long as the personal game account remains active. Changyou is entitled to suspend and close a player’s personal game account if it has been inactive for a period of 180 consecutive days. The unused balances in an inactive player’s personal game account are recognized as revenues when the account is suspended and closed.

Web game revenues

Changyou began generating Web game revenue after its acquisition of a controlling interest in 7Road.com Limited (“7Road”) in May 2011. Revenues from Web games are derived mainly from revenue-sharing payments from third-party joint operators of Changyou’s games and license fees from certain of these joint operators. Changyou also derives revenues from direct operation of Wartune and DDTank on its own Websites for the games. Web games are operated primarily under the item-based revenue model, in which game players can access the games free of charge, but may purchase consumable virtual items, including those with a predetermined expiration time, or perpetual virtual items, such as certain costumes that stay bound to a game player throughout the life of the game. In certain of the joint operation arrangements for Web games, Changyou provides the games and related services to a third-party joint operator at no upfront fee. In these arrangements, Changyou is entitled to a single stream of revenue-sharing payments from the joint operator when game players convert the joint operator’s virtual currency into game coins or purchase Changyou’s game coins directly through such operator’s Website or game platform. Certain of the joint operators pay Changyou license fees for the exclusive right to operate its games in specified geographic areas or upon achievement of certain performance milestones from the joint operators’ operation of the games. Certain of the joint operators also pay Changyou license fees for the right to be among a selected few who will have the initial right ahead of other operators to jointly operate the games in China during a specified period after their launch.

When Changyou’s Web games are jointly operated through the Websites or platforms of third-party joint operators, Changyou views the third-party joint operators as its customers and recognizes revenues on a net basis, as Changyou does not have the primary responsibility for fulfillment and acceptability of the game services. The games may be hosted either on the third-party operators’ servers or on servers that Changyou owns or leases from Internet data centers. For arrangements where the game is hosted on the joint operators’ servers, the game is delivered to the joint operators at the commencement of the joint operation period. The amount of revenue is recognized at the time of conversion, using a usage-based model under ASC 985-605 and is measured based on the portion to which Changyou is entitled of the amount of game players’ purchase of Changyou’s game coins through the joint operators’ Websites or game platforms. For arrangements where the games are hosted on Changyou’s servers, Changyou accounts for multiple elements under ASC 605-25, as the joint operators have the right to obtain the games’ software without penalty, and it is technically feasible for them to host the software. There are two separate units of accounting identified as (i) the game and related service elements and (ii) the hosting service element. The game and related service elements are accounted for under ASC 985-605 and for the hosting services element, which is accounted for under ASC 605, revenue is recognized over the implicit service period during which Changyou is obligated to provide access to the server for the game players of the joint operators’ platforms to be able to consume virtual items.

For Changyou’s direct operation of its Web games Wartune and DDTank through its Websites for the games, Changyou recognizes revenues on a gross basis, as Changyou has the primary responsibility for fulfillment and acceptability of the game services. Changyou is obligated to provide on-going services to the game players, and such obligation is not deemed to be inconsequential and perfunctory after game players purchase its game coins directly through its Websites for Wartune and DDTank. Therefore, Changyou’s revenues from direct operation of Wartune and DDTank on its Websites for the games are first recorded as deferred revenues and subsequently recognized as revenue over the service period during which Changyou is obligated to provide services to the game players to enable them to consume their virtual items.

For Changyou’s license revenues from operators who have been granted the exclusive right to operate Changyou’s games in specified geographic areas where Changyou does not provide hosting services are accounted for under ASC 985-605. Since Changyou is required to provide when-and-if-available updates and upgrades to the Joint Operators during the contract terms for which Changyou does not have vendor-specific objective evidence of fair value, such license fees are initially recorded as deferred revenue and then recognized as revenue ratably over the contract periods from the date the game is launched, or in the case of license fees contingent upon achievement of performance milestone, over the remaining contract periods commencing from the date on which such milestones are achieved. License revenues from operators who have been granted the right to be among a selected few who will have the initial right ahead of other operators to jointly operate Changyou’s games in China during a specified period after their launch are recognized ratably over the specified exclusive operation period.

Most of Changyou’s revenues from the joint operation of its Web games within China, which are generated through Shenzhen 7Road Technology Co., Ltd. (“Shenzhen 7Road”), are subject to 17% PRC VAT and Shenzhen 7Road, as a “software enterprise,” is entitled to a 14% VAT refund immediately upon the filing of its VAT returns, with the result that Shenzhen 7Road’s net effective PRC VAT rate is 3%.

Overseas licensing revenues

Changyou enters into licensing arrangements with third-party operators to operate its MMOGs in other countries or regions. These licensing agreements provide two revenue streams, consisting of an initial license fee and a monthly revenue-based royalty fee based on monthly revenue and sales from ancillary products of the games. The initial license fees are based on both a fixed amount and additional amounts receivable upon the games’ achieving certain sales targets. Since Changyou is obligated to provide post-sales services such as technical support and provision of updates and when-and-if-available upgrades to the licensees during the license period, the initial license fee from the licensing arrangement is recognized as revenue ratably over the license period. The fixed amount of the initial license fee is recognized ratably over the remaining license period from the launch of the game and the additional amount is recognized ratably over the remaining license period from the date when such additional amount is certain. The monthly revenue-based royalty fee is recognized when relevant services are delivered, provided that collectability is reasonably assured.

Mobile Revenues

The Sohu Group’s mobile revenues are generated from the provision of mobile-related services through different types of mobile products to mobile phone users through cooperation with China mobile network operators. The mobile products mainly consist of SMS, mobile games, RBT, IVR and mobile video. The Group obtains fees from the China mobile network operators, which charge users on a monthly or per message /download basis for mobile services that the Group provides. After the receipt of service fees from China mobile network operators, the Group makes payments to third-party mobile service alliance members and content providers based on revenue-sharing arrangements.

Mobile revenues are recognized on either a gross or a net basis, which is determined by evaluating the terms of the arrangement to determine whether the Group is serving as principal or agent in a transaction. To determine the amount of revenues to be recognized in the month in which the service is performed, provided no significant obligations remain, the Group relies on billing confirmations issued by the China mobile network operators. If at the end of each reporting period, an operator has not yet issued such billing confirmations, the Group estimates the amount of collectable mobile service fees based on available operations data that it considers reliable and historical experience, and recognizes revenue in the amount of the estimate. When it later receives billing confirmations, the Group records a true-up accounting adjustment. For the three months ended December 31, 2013, 77% of the Group’s estimated mobile revenues were confirmed by billing confirmations received from the China mobile network operators. Generally, (i) within 15 to 120 days after the end of each month, the Group receives billing confirmations from the operators and (ii) within 30 to 180 days after delivering billing confirmations, each operator remits the mobile service fees, net of its service fees, to the Group.

Others Revenues

Others revenues are primarily generated from the business of offering IVAS with respect to Web games developed by third-party developers under revenue-sharing arrangements with the developers, offering cinema advertisement slots to be shown in theaters before the screening of movies, and sub-licensing of licensed video content to third parties.

Revenues from IVAS

The Sohu Group offers Web games developed by third-party developers and generate revenues from the provision of IVAS, including promotion, access maintenance and payment services, to third-party developers. Under revenue-sharing agreements that the Group signs with third-party developers, it collects payments from the end users, keeps a pre-agreed percentage of the proceeds and remits the balance to the third-party developers. Revenues from IVAS are recognized when the Group’s obligations under the agreements and all other revenue recognition criteria have been met.

Revenues from cinema advertisements

For cinema advertising services, a contract is signed with the advertiser to establish a fixed price and specify the advertising services to be provided. Pursuant to the contracts, Changyou provides advertisement placements in advertising slots to be shown in theatres before the screening of movies. When all the recognition criteria are met, revenues from cinema advertising are recognized under either the proportional performance method or the straight-line method, depending on the terms of the customer contract. Under the proportional performance method, revenues are generally recognized based on a percentage of the advertising slots actually delivered. Under the straight-line method, revenues are recognized on a straight-line basis over the contract period.

Revenues from sub-licensing of licensed video content

For licensed video content purchased on an exclusive basis, the Group has rights to sub-license to other platforms. Revenues from sub-licensing of licensed video content are recognized when the content is available for immediate and unconditional delivery under an existing sub-licensing arrangement, the sub-license period has begun and the sub-licensing fee is fixed or determinable and collection of the sub-licensing fee is reasonably assured.

Cost of Revenues

Cost of Online Advertising Revenues

Cost of online advertising revenues includes cost of revenues from brand advertising services as well as cost of search and others services.

Cost of Brand Advertising Revenues

Cost of brand advertising revenues mainly consists of content and license costs, bandwidth leasing costs, salary and benefits expenses, and depreciation expenses.

Cost of Search and Others Revenues

Cost of search and others revenues mainly consists of traffic acquisition costs, bandwidth leasing costs, depreciation expenses, as well as salary and benefits expenses. Traffic acquisition costs represent payments made to Sogou Website Alliance members. The Sohu Group pays Sogou Website Alliance members based either on revenue-sharing arrangements or on a pre-agreed unit price. Under the revenue-sharing arrangements, the Group pays a percentage of pay-for-click revenues generated from clicks by users of the Website Alliance members’ properties.

Cost of Online Game Revenues

Cost of online game revenues mainly consists of salary and benefits expenses, bandwidth leasing costs, depreciation and amortization expenses, Business Tax and VAT arising from transactions between Changyou’s subsidiaries and VIEs and revenue-based royalty payments to game developers.

Cost of Mobile Revenues

Cost of mobile revenues mainly consists of revenue-sharing payments (which include payments to third-party mobile service alliance members and content providers), collection charges and transmission fees paid to China mobile network operators, bandwidth leasing costs and depreciation expenses.

Cost of Revenues for Other Services

Cost of revenues for other services mainly consists of payments to theatres and film production companies for pre-film screening advertisement slots, and revenue-sharing payments related to IVAS business.

Product Development Expenses

Product development expenses mainly consist of personnel-related expenses incurred for enhancement and maintenance of the Group’s Websites, and costs associated with new product development and maintenance, as well as enhancement of existing products and services, which mainly include the development costs of online games prior to the establishment of technological feasibility and maintenance costs after the online games are available for marketing. During the years ended December 31, 2013, 2012 and 2011, no product development expenses were capitalized.

Sales and Marketing Expenses

Sales and marketing expenses mainly consist of advertising and promotional expenditures, salary and benefits expenses, travel expenses, and facility expenses.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses, professional service fees, travel expenses, and facility expenses.

Share-based Compensation Expense

Sohu, Changyou, Sogou, and Fox Video Limited (“Sohu Video”) all have incentive plans, and prior to June 28, 2013 7Road had an incentive plan, for the granting of share-based awards, including common stock /ordinary shares, share options, restricted shares and restricted share units, to their executive officers, management and employees.

Share-based compensation expense is recognized as costs and /or expenses in the consolidated statements of comprehensive income based on the fair value of the related share-based awards on their grant dates. Share-based compensation expense is charged to the shareholders’ equity or noncontrolling interest section in the consolidated balance sheets. The assumptions used in share-based compensation expense recognition represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. If factors change or different assumptions are used, the Group’s share-based compensation expense could be materially different for any period. Moreover, the estimates of fair value are not intended to predict actual future events or the value that ultimately will be realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Sohu Group for accounting purposes.

Sohu, Changyou, and Sogou Share-based Awards

In determining the fair value of share options granted by Sohu as share-based awards, the Black-Scholes valuation model is applied; in determining the fair value of restricted share units granted, the public market price of the underlying shares on the grant dates is applied.

In determining the fair value of ordinary shares and restricted share units granted by Changyou as share-based awards in 2008, the income approach /discounted cash flow method with a discount for lack of marketability was applied, given that the shares underlying the awards were not publicly traded at the time of grant. In determining the fair value of restricted share units granted in 2009 before Changyou’s initial public offering, the fair value of the underlying shares was determined based on Changyou’s offering price for its initial public offering. In determining the fair value of restricted share units granted after Changyou’s initial public offering, the public market price of the underlying shares on the grant dates is applied.

In determining the fair value of share options granted by Sogou as share-based awards, the income approach /discounted cash flow method with a discount for lack of marketability was applied, given that the shares underlying the awards were not publicly traded at the time of grant. Certain persons who became Sogou employees when Tencent’s Soso search-related businesses were transferred to Sogou on September 16, 2013 had been granted restricted share units under Tencent’s share award arrangements prior to the transfer of the businesses to Sogou. These Tencent restricted share units will continue to vest under the original Tencent share award arrangements provided the transferred employees continue to be employed by Sogou during the requisite service period. After the transfer of the Soso search-related businesses to Sogou, Sogou applied the guidance in ASC 505-50 to measure the related compensation expense, based on the then-current fair value at each reporting date, which is deemed to have been incurred by Tencent as an investor on Sogou’s behalf. To determine the then-current fair value of the Tencent restricted share units granted to these employees, the public market price of the underlying shares at each reporting date was applied. Because Sogou is not required to reimburse Tencent for such share-based compensation expense, the related amount was recorded by Sogou as a capital contribution from Tencent.

Share-based compensation expense for ordinary shares granted is fully recognized in the quarter during which the ordinary shares are granted. For share options, restricted shares and restricted share units granted with respect to Sohu shares and Changyou shares, compensation expense is recognized on an accelerated basis over the requisite service period. For share options granted with respect to Sogou shares, compensation expense is recognized on a straight-line basis over the estimated period during which the service period requirement and performance target will be met. For Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search-related businesses, compensation expense is recognized by Sogou on an accelerated basis over the requisite service period, and the fair value of the share-based compensation is remeasured at each reporting date until a measurement date occurs. The number of share-based awards for which the service is not expected to be rendered over the requisite period is estimated, and no compensation expense is recorded for the number of awards so estimated.

Sohu Video Share-based Awards

On January 4, 2012, Sohu Video, the holding entity of Sohu’s video division, adopted a 2011 Share Incentive Plan (the “Video 2011 Share Incentive Plan”) which provides for the issuance of up to 25,000,000 ordinary shares of Sohu Video (amounting to 10% of the outstanding Sohu Video shares on a fully-diluted basis) to management and key employees of the video division and to Sohu management. As of December 31, 2013, grants of options for the purchase of 16,248,200 ordinary shares of Sohu Video had been made and were effective under the Video 2011 Share Incentive Plan.

For purposes of ASC 718, no grant date may be established until mutual understanding of the option awards’ key terms and conditions between Sohu Video and the recipients can be reached, and such mutual understanding cannot be reached until the enterprise value of Sohu Video and hence the fair value of the options is determinable and can be accounted for.

Management concluded that as of December 31, 2013 certain significant factors necessary to determine the fair value of Sohu’s video division remained uncertain. On the basis that the broader terms and conditions of the option awards had neither been finalized nor mutually agreed with the recipients, no grant of options occurred for purposes of ASC 718 and hence no share-based compensation expense was recognized for the year ended December 31, 2013.

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

On June 28, 2013, 7Road’s Board of Directors approved the cancellation of the 7Road 2012 Share Incentive Plan. 7Road concurrently offered to a total of 42 7Road employees holding an aggregate of 2,223,750 restricted share units which had been granted under the 7Road 2012 Share Incentive Plan the right to exchange their restricted share units for, at each employee’s election, in each case subject to the employee’s continued employment by 7Road, either (i) Scheme I: the right to a cash payment of up to an aggregate of $2.90 per restricted share unit exchanged, vesting and payable at the rate of 40%, 30% and 30%, respectively, on the first, second and third anniversaries of July 18, 2012, which is the date when the surrendered restricted share units were granted under the 7Road 2012 Share Incentive Plan, or (ii) Scheme II: the right to receive an annual cash bonus, over a seven-year period commencing July 1, 2013, based on the adjusted annual cumulative net income of 7Road. All restricted share units held by these 42 holders under the 7Road 2012 Share Incentive Plan as of June 28, 2013 were included in this exchange program.

As the original awards of restricted share units made under the 7Road 2012 Share Incentive Plan included as a vesting condition the completion of an initial public offering, which is not considered probable under it occurs, no share-based compensation expense was recognized for the fair value of the original awards. Incremental compensation expense, which is not classified as share-based compensation expense, is the fair values of the two new compensation schemes included in the exchange program as of the date of the modification resulting from the exchange program.

For Scheme I, the modification resulted in total incremental compensation expense of $5.7 million, which will be recognized in the consolidated statements of comprehensive income ratably over the remaining vesting period of the awards for each tranche. For the year ended December 31, 2013, compensation expense of $3.3 million was recognized in the consolidated statements of comprehensive income, and 7Road paid $1.6 million in cash bonuses under Scheme I.

For Scheme II, the incremental compensation expense varies depending on 7Road’s financial performance. In the third quarter of 2013, 7Road granted to an additional 48 7Road employees the right to receive an annual cash bonus under Scheme II with the same terms as described above. For the year ended December 31, 2013, compensation expense of $0.4 million was recognized in the consolidated statements of comprehensive income.

Taxation

Income Taxes

Income taxes are accounted for using an asset and liability approach which requires the recognition of income taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Group’s financial statements or tax returns. Deferred income taxes are determined based on the differences between the accounting basis and the tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws. Deferred tax assets are reduced by a valuation allowance, if based on available evidence, it is considered that it is more likely than not that some portion of or all of the deferred tax assets will not be realized. In making such determination, the Group considers factors including future reversals of existing taxable temporary differences, future profitability, and tax planning strategies. If events were to occur in the future that would allow the Group to realize more of its deferred tax assets than the presently recorded net amount, an adjustment would be made to the deferred tax assets that would increase income for the period when those events occurred. If events were to occur in the future that would require the Group to realize less of its deferred tax assets than the presently recorded net amount, an adjustment would be made to the valuation allowance against deferred tax assets that would decrease income for the period when those events occurred. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities.

The Group’s deferred tax assets relate to net operating losses and temporary differences between accounting basis and tax basis for its China-based subsidiaries and VIEs, which are subject to corporate income tax in the PRC under the PRC Corporate Income Tax Law (the “CIT Law”).

PRC Withholding Tax on Dividends

The CIT Law imposes a 10% withholding income tax for dividends distributed by foreign invested enterprises to their immediate holding companies outside mainland China. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. A holding company in Hong Kong, for example, will be subject to a 5% withholding tax rate under the Arrangement Between the PRC and the Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion with Respect to Taxes on Income and Capital (the “China-HK Tax Arrangement”) if such holding company is considered a non-PRC resident enterprise and holds at least 25% of the equity interests in the PRC foreign invested enterprise distributing the dividends, subject to approval of the PRC local tax authority. However, if the Hong Kong holding company is not considered to be the beneficial owner of such dividends under applicable PRC tax regulations, such dividend will remain subject to a withholding tax rate of 10%.

Transition from PRC Business Tax to PRC Value Added Tax

Effective September 1, 2012, the Pilot Program for transition from the imposition of PRC Business Tax to the imposition of VAT for revenues from certain industries was expanded from Shanghai to eight other cities and provinces in China, including Beijing and Tianjin. Commencing August 1, 2013 the Pilot Program was expanded to all regions in the PRC. The Sohu Group’s brand advertising and search revenues are subject to the Pilot Program.

Business Tax had been imposed primarily on revenues from the provision of taxable services, assignments of intangible assets and transfers of real estate. Prior to the implementation of the Pilot Program, the Sohu Group’s Business Tax rate, which varies depending on the nature of the revenues being taxed, generally ranged from 3% to 5%.

VAT payable on goods sold or taxable labor services provided by a general VAT taxpayer for a taxable period is the net balance of the output VAT for the period after crediting the balance of VAT input. Before the implementation of the Pilot Program, the Sohu Group was mainly subject to a small amount of VAT for revenues of Changyou’s subsidiary 7Road that are deemed for PRC tax purposes to be derived from the sale of software. VAT has been imposed on those 7Road revenues at a rate of 17%, with a 14% immediate tax refund, resulting in a net rate of 3%. With the implementation of the Pilot Program, in addition to the revenues currently subject to VAT, the Group’s brand advertising and search revenues are within the scope of the Pilot Program and are now subject to VAT at a rate of 6%.

Under ASC 605-45, the presentation of taxes on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues) is an accounting policy decision determined by management. As VAT imposed on brand adverting and search revenues and VAT imposed on 7Road’s revenues from the sale of software are considered as substantially different in nature, the Sohu Group determined that it is reasonable to apply the guidance separately for these two types of VAT. The basis for this determination is that VAT payable on brand advertising and search revenues is the difference between the output VAT (at a rate of 6%) and available input VAT amount (at the rate applicable to the supplier), which is a component of the Group’s costs for providing the brand advertising and search services. On the other hand, the VAT payable by 7Road is in effect 3% of the applicable revenues from the sale of software, irrespective of the availability of any input VAT, under preferential VAT treatment provided to 7Road by the local tax bureau. In this regard, the Group believes the VAT payable by 7Road is more akin to a sales tax than typical VAT. As a result, the Group adopted the net presentation method for its brand advertising and search businesses both before and after the implementation of the Pilot Program. For revenues of 7Road deemed to be derived from the sale of software, the Group used the gross presentation method before and after the implementation of the Pilot Program.

U.S. Corporate Income Tax

Sohu.com Inc. is a Delaware corporation that is subject to U.S. corporate income tax on its taxable income at a rate of 34% or 35%. Subject to certain limitations, the net operating losses (“NOLs”) of a corporation taxable in the U.S. that are carried forward from prior years may be used to offset the corporation’s taxable income. As of the end of the 2012 taxable year, Sohu.com Inc. had no further NOLs available for offsetting any U.S. taxable income. Accordingly, to the extent that it had U.S. taxable income, the Sohu Group accrued U.S. corporate income tax in its consolidated statements of comprehensive income and made estimated tax payments as and when required by U.S. law.

Uncertain Tax Positions

In order to assess uncertain tax positions, the Sohu Group applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement.

Net Income per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise or settlement of share-based awards using the treasury stock method. The dilutive effect of share-based awards with performance requirements is not considered before the performance targets are actually met. The computation of diluted net income per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect (i.e. an increase in earnings per share amounts or a decrease in loss per share amounts) on net income per share. Additionally, for purposes of calculating the numerator of diluted net income per share, the net income attributable to the Sohu Group is adjusted as follows:

(1)	Changyou’s net income attributable to the Sohu Group is determined using the percentage that the weighted average number of Changyou shares held by Sohu represents of the weighted average number of Changyou ordinary shares and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, instead of by the percentage held by Sohu of the total economic interest in Changyou, which is used for the calculation of basic net income per share.

(2)	Sogou’s net income /(loss) attributable to the Sohu Group is determined using the percentage that the weighted average number of Sogou shares held by Sohu represents of the weighted average number of Sogou Ordinary Shares, Series A Preferred Shares, Series B Preferred Shares, shares issuable upon the conversion of convertible preferred shares under the if-converted method, and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, instead of by Sogou’s net income /(loss) allocated to the Sohu Group by virtue of the Terms of Sogou Preferred Shares, the terms of Sogou’s restructuring in 2010, Sohu’s purchase of Sogou Series A Preferred Shares from Alibaba, and the terms of the Class B Ordinary Shares of Sogou, which is used for the calculation of basic net income per share.

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

Changyou loans from offshore banks, secured by time deposits

As of December 31, 2013 the Sohu Group had, through Changyou, loans from offshore banks secured by RMB deposits in onshore branches of those banks. The loans from the offshore branches of the lending banks are classified as short-term bank loans or long-term bank loans based on their repayment period. The rates of interest under the loan agreements with the lending banks were determined based on the prevailing interest rates in the market using the discounted cash flow method. The RMB onshore deposits securing the offshore loans are treated as restricted time deposits in the Sohu Group’s consolidated balance sheets.

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

Short-term Investments

For investments in financial instruments with a variable interest rate indexed to the performance of underlying assets, the Sohu Group elected the fair value method at the date of initial recognition and carried these investments subsequently at fair value. Changes in the fair value are reflected in the consolidated statements of comprehensive income.

Investments in Debt Securities

The Sohu Group invests its excess cash in certain debt securities of high-quality corporate issuers. The Group elected the fair value option to account for its investments in debt securities at their initial recognition. Changes in the fair value are reflected in the consolidated statements of comprehensive income as other income /(expense). The fair value election was made to mitigate accounting mismatches and to achieve operational simplicity.

Accounts Receivable, Net

The carrying value of accounts receivable is reduced by an allowance that reflects the Sohu Group’s best estimate of the amounts that will not be collected. The Group makes estimations of the collectability of accounts receivable. Many factors are considered in estimating the general allowance, including reviewing delinquent accounts receivable, performing an aging analysis and a customer credit analysis, and analyzing historical bad debt records and current economic trends. Additional allowance for specific doubtful accounts might be made if the financial conditions of the Group’s customers or the China mobile network operators deteriorate or the China mobile network operators are unable to collect fees from their end customers, resulting in their inability to make payments due to the Group.

Equity Investments

Investments in entities over which the Sohu Group does not have significant influence are recorded as equity investments and are accounted for by the cost method. Investments in entities over which the Group has significant influence but does not control are also recorded as equity investments and are accounted for by the equity method. Under the equity method, the Group’s share of the post-acquisition profits or losses of the equity investment is recognized in the Group’s consolidated statements of comprehensive income; and the Group’s share of post-acquisition movements in equity investments is recognized in equity in the Group’s consolidated balance sheets. Unrealized gains on transactions between the Group and its equity investees are eliminated to the extent of the interest in the equity investments.

Unrealized losses are also eliminated unless the transaction provides evidence of an impairment of the asset transferred. When the Group’s share of losses in an equity investment equals or exceeds its interest in the equity investment, the Group does not recognize further losses, unless the Group has incurred obligations or made payments on behalf of the equity investee.

Repurchase Options and Repurchase/Put Option for Sogou Series A Preferred Shares

As discussed in Note 1—Organization and Nature of Operations, in September 2013 Sogou entered into Repurchase Option Agreements with Sohu Search and Photon, and a Repurchase/Put Option Agreement with China Web, with respect to Series A Preferred Shares of Sogou held by them. Sogou expects to exercise its rights to purchase Series A Preferred Shares under each of these agreements when they first become exercisable by Sogou on March 16, 2014.

The repurchase options and the repurchase/put option for Sogou Series A Preferred Shares were initially recognized in the Sohu Group’s consolidated balance sheets at fair value when the agreements were signed. The fair value of the put option will be revaluated quarterly until the option is exercised or expires unexercised. Subsequent changes in the fair values of the repurchase options, which are classified as equity, will not be recognized until the options are exercised. Management determined the fair values of these options using the binominal model, with a discount for lack of marketability, given that the repurchase options and the repurchase/put option were not publicly traded at the time of grant, and made the determination with the assistance of a qualified professional appraiser using management’s estimates and assumptions. The Sohu Group classifies the valuation techniques that use these inputs as Level 3 of fair value measurements.

Long-Lived Assets

Long-lived assets include fixed assets, intangible assets and prepaid non-current assets.

Fixed Assets

Fixed assets mainly comprise office buildings, building improvements, leasehold improvements, vehicles, office furniture, and computer equipment and hardware. Fixed assets are recorded at cost less accumulated depreciation with no residual value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets listed below.

Fixed Assets	Estimated Useful Lives (years)
Office buildings	36-47
Building improvements	10
Leasehold improvements	Lesser of term of the lease or the estimated useful lives of the assets
Vehicles	4-10
Office furniture	5
Computer equipment and hardware	2-4

Expenditure for maintenance and repairs is expensed as incurred.

The gain or loss on the disposal of fixed assets is the difference between the net sales proceeds and the lower of the carrying value or fair value less cost to sell the relevant assets and is recognized in operating expenses in the consolidated statements of comprehensive income.

Intangible Assets

Intangible assets mainly comprise video content and license, customer lists, developed technologies, domain names and trademarks, operating rights for licensed games and computer software purchased from unrelated third parties. Intangible assets are recorded at cost less accumulated amortization with no residual value. Amortization of intangible assets other than licensed video content is computed using the straight-line method over their estimated useful lives.

Commencing in the third quarter of 2011, the Sohu Group amortizes licensed video content over the shorter of the term of the estimated period over which the benefits of the license agreement will be enjoyed based on the trend in viewership accumulation or the applicable license period.

Prepaid non-current Assets

Prepaid non-current assets primarily include prepaid PRC income tax arising from the sale of certain assets associated with the business of 17173.com (the “17173 Business”) by Sohu to Changyou. The prepaid PRC income tax will be amortized over the period of the weighted average remaining life of the 17173 Business-related assets sold to Changyou.

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Sohu Group reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Group measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Group’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Group’s business model is determined by its management. An impairment loss would be recorded if the Group determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Sohu Group’s acquisitions of interests in its subsidiaries and consolidated VIEs.

The Sohu Group tests goodwill for impairment at the reporting unit level on an annual basis as of October 1, and between annual tests when an event occurs or circumstances change that could indicate that the asset might be impaired. Commencing in September 2011, the Sohu Group adopted the Financial Accounting Standards Board (“FASB”) revised guidance on “Testing of Goodwill for Impairment.” Under this guidance, the Group has the option to choose whether it will apply the qualitative assessment first and then the quantitative assessment, if necessary, or to apply the quantitative assessment directly. For reporting units applying a qualitative assessment first, the Group starts the goodwill impairment test by assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Group determines that it is more-likely-than-not the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is mandatory. Otherwise, no further testing is required. The quantitative impairment test consists of a comparison of the fair value of goodwill with its carrying value. For reporting units directly applying the quantitative assessment, the Group performs the goodwill impairment test by quantitatively comparing the fair values of those reporting units to their carrying amounts.

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

Contingent Consideration

Changyou’s acquisition of 7Road included, and Changyou’s acquisition of Beijing Doyo Internet Technology Co., Ltd. (“Doyo”) includes, a contingent consideration arrangement requiring additional consideration to be paid by Changyou based on the achievement by 7Road and Doyo, as applicable, of specified performance milestones through specified periods. In both cases the fair value of the contingent consideration was recognized on the date of the acquisition, with the income approach applied. There were no indemnification assets involved.

Changyou’s acquisition of the RaidCall Business includes a contingent consideration arrangement that gives Changyou the right to acquire additional shares of TalkTalk Limited (“TalkTalk”), the company holding the assets of the RaidCall Business, if specified conditions occur through the 2014 fiscal year. The fair value of the right, which was nil, was recognized as contingent consideration on the date of the acquisition.

Mezzanine Equity

Mezzanine Equity consists of noncontrolling interest in 7Road and a put option pursuant to which the noncontrolling shareholders would have had the right to put their ordinary shares in 7Road to Changyou at a pre-determined price if 7Road achieved specified performance milestones before the expiration of the put option and 7Road did not complete an IPO on NASDAQ, the New York Stock Exchange (the “NYSE”) or the Stock Exchange of Hong Kong (the “HKEX”). The put option was due to expire in 2014. Since the occurrence of the sale was not solely within the control of Changyou, the noncontrolling interest was classified as mezzanine equity instead of permanent equity in the Sohu Group’s and Changyou’s consolidated financial statements.

Under ASC 480-10, the Sohu Group calculated, on an accumulative basis from the acquisition date, (i) the amount of accretion that would increase the balance of noncontrolling interest to its estimated redemption value over the period from the date of Changyou’s acquisition of a controlling interest in 7Road to the earliest redemption date of the noncontrolling interest in 7Road and (ii) the amount of net profit attributable to noncontrolling shareholders of 7Road based on their ownership percentage. The carrying value of the noncontrolling interest as mezzanine equity was adjusted by an accumulative amount equal to the higher of (i) and (ii).

On May 1, 2013, Changyou entered into an agreement to acquire all of the ordinary shares of 7Road held by the noncontrolling shareholders. The acquisition closed on June 5, 2013. Under ASC 810-10, changes in a parent’s ownership interest while the parent retains control of its subsidiary are accounted for as equity transactions, and do not impact net income or comprehensive income in the consolidated financial statements. Following the closing of the acquisition, $2.4 million, representing the excess of the amount of the mezzanine-classified noncontrolling interest in 7Road over the purchase price as of the closing date, was recorded in the Sohu Group’s equity accounts. See Note 18—Mezzanine Equity.

Comprehensive Income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Accumulated other comprehensive income, as presented on the Sohu Group’s consolidated balance sheets, includes a cumulative foreign currency translation adjustment.

Functional Currency and Foreign Currency Translation

Functional Currency

An entity’s functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and intercompany transactions and arrangements. The functional currency of Sohu.com Inc. is the U.S. dollar. The functional currency of the Sohu Group’s subsidiaries in the U.S., the Cayman Islands, the British Virgin Islands and Hong Kong is the U.S. dollar. The functional currencies of the Sohu Group’s subsidiaries and VIEs in the PRC, the United Kingdom, Malaysia and Korea are the national currencies of those counties.

Foreign Currency Translation

Assets and liabilities of the Sohu Group’s China-based subsidiaries and VIEs, the United Kingdom, Malaysia and Korea are translated into U.S. dollars, the Group’s reporting currency, at the exchange rate in effect at the balance sheets date and revenues and expenses are translated at the average exchange rates in effect during the reporting period. Foreign currency translation adjustments are not included in determining net income for the period but are accumulated in a separate component of equity in the Group’s consolidated balance sheets.

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

Effect of Recent Accounting Pronouncements

In March of 2013, the FASB issued guidance on “Foreign Currency Matters, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” The amendments clarify the applicable guidance for the de-recognition of all or a portion of a cumulative translation adjustment when an entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity or when other changes stipulated occur and involve a foreign entity. The amendments are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Group is currently evaluating the impact on its consolidated financial statements of adopting this guidance.

In March of 2013, the FASB issued guidance on “Income Taxes—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments clarify that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss, similar tax loss, or tax credit carryforward, except as noted in the following sentence. To the extent a net operating loss, similar tax loss, or tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such a purpose, then under this exception the unrecognized tax benefit is to be presented in the financial statements as a liability and should not be combined with (netted with) the deferred tax asset(s). The assessment of whether a deferred tax asset is “available” is based on the unrecognized tax benefit and deferred tax asset amounts that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Group is currently evaluating the impact on its consolidated financial statements of adopting this guidance.

3. Segment Information

The Sohu Group’s segments are business units that offer different services and are reviewed separately by the CODM, or the decision making group, in deciding how to allocate resources and in assessing performance. The Group’s CODM is Sohu.com Inc.’s Chief Executive Officer. There are five segments in the Group, consisting of brand advertising, Sogou (which mainly consists of the search and others business), Changyou (which mainly consists of the online game business), mobile and others.

Commencing in the second quarter of 2011, in order to provide a better description of the segments of the Group’s business formerly known as sponsored search and game, the Group changed the names of these segments to Sogou and Changyou, respectively.

In December 2011, Sohu sold the 17173 Business to Changyou. Beginning on January 1, 2012, the Sohu Group reviewed the 17173 Business as part of the Changyou segment and changed the Group’s segment operating performance measurements by transferring the 17173 Business from the brand advertising segment to the Changyou segment.

Commencing in the second quarter of 2013, in order to provide a better description of the segment of the Group’s business formerly known as Wireless, the Group changed the name of the segment to Mobile.

Some items, such as share-based compensation expense, operating expenses, other income and expense, and income tax expense, are not reviewed by the CODM. These items are disclosed in the segment information for reconciliation purposes only. The Group has restated the presentation of its segments for prior periods to conform to the current presentation, and it will restate all comparable periods hereafter.

The following tables present summary information by segment (in thousands):

Year Ended December 31, 2013
	Brand Advertising, Mobile and Others
	Brand Advertising	Mobile	Others	Brand Advertising, Mobile and Others	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$386,974	$53,547	$19,923	$460,444	$216,515	$737,875	$(14,560)	$1,400,274
Segment cost of revenues	(207,411)	(32,754)	(4,531)	(244,696)	(109,024)	(126,336)	581	(479,475)

Segment gross profit	$179,563	$20,793	$15,392	215,748	107,491	611,539	(13,979)	920,799

SBC (2) in cost of revenues				(425)	(49)	(101)	0	(575)

Gross profit				215,323	107,442	611,438	(13,979)	920,224

Operating expenses:
Product development				(85,066)	(67,714)	(119,434)	729	(271,485)
Sales and marketing				(196,625)	(39,399)	(128,756)	14,199	(350,581)
General and administrative				(38,567)	(9,573)	(56,567)	(116)	(104,823)
SBC (2) in operating expenses				(2,831)	(10,261)	(1,173)	4,411	(9,854)

Total operating expenses				(323,089)	(126,947)	(305,930)	19,223	(736,743)

Operating profit /(loss)				(107,766)	(19,505)	305,508	5,244	183,481
Other income (3)				168,420	2,713	3,613	(162,025)	12,721
Interest income				6,979	1,230	19,620	0	27,829
Exchange difference				(1,001)	277	(5,936)	0	(6,660)

Income /(loss) before income tax expense				66,632	(15,285)	322,805	(156,781)	217,371

Income tax expense				(14,033)	(6)	(36,383)	0	(50,422)

Net income				$52,599	$(15,291)	$286,422	$(156,781)	$166,949

Note (1):	The elimination for segment revenues mainly consists of the marketing services provided by the brand advertising segment (banner advertisements etc.) to the Changyou segment.
Note (2):	“SBC” stands for share-based compensation expense.
Note (3):	The elimination for other income is primarily for the portion paid to Sohu of a special dividend paid by Sogou to holders of its Series A Preferred Shares.

Year Ended December 31, 2012
	Brand Advertising, Mobile and Others
	Brand Advertising	Mobile	Others	Brand Advertising, Mobile and Others	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$261,338	$55,893	$9,018	$326,249	$131,455	$623,429	$(13,932)	$1,067,201
Segment cost of revenues	(154,587)	(36,893)	(3,036)	(194,516)	(70,541)	(104,216)	263	(369,010)

Segment gross profit	$106,751	$19,000	$5,982	131,733	60,914	519,213	(13,669)	698,191

SBC (2) in cost of revenues				(255)	(87)	(306)	0	(648)

Gross profit				131,478	60,827	518,907	(13,669)	697,543

Operating expenses:
Product development				(63,885)	(40,363)	(71,901)	0	(176,149)
Sales and marketing				(137,975)	(27,968)	(60,313)	13,669	(212,587)
General and administrative				(31,404)	(5,549)	(32,331)	0	(69,284)
Goodwill impairment and impairment of intangibles via acquisition of businesses				0	0	(2,906)	0	(2,906)
SBC (2) in operating expenses				(4,554)	(5,423)	(3,363)	22	(13,318)

Total operating expenses				(237,818)	(79,303)	(170,814)	13,691	(474,244)

Operating profit /(loss)				(106,340)	(18,476)	348,093	22	223,299
Other income /(expense) (3)				141,842	78	(173)	(136,325)	5,422
Interest income				11,290	348	13,639	0	25,277
Exchange difference				(64)	(13)	(558)	0	(635)

Income /(loss) before income tax expense				46,728	(18,063)	361,001	(136,303)	253,363

Income tax expense				(8,766)	0	(67,405)	0	(76,171)

Net income				$37,962	$(18,063)	$293,596	$(136,303)	$177,192

Note (1):	The elimination for segment revenues mainly consists of the marketing services provided by the brand advertising segment (banner advertisements etc.) to the Changyou segment.
Note (2):	“SBC” stands for share-based compensation expense.
Note (3):	The elimination for other income is primarily for the portion payable by Changyou to Sohu of a special one-time cash dividend paid by Changyou to its shareholders.

Year Ended December 31, 2011
	Brand Advertising, Mobile and Others
	Brand Advertising	Mobile	Others	Brand Advertising, Mobile and Others	Sogou	Changyou	Intercompany Eliminations	Consolidated
Revenues (1)	$245,344	$52,015	$11,540	$308,899	$63,923	$484,576	$(5,311)	$852,087
Segment cost of revenues	(102,130)	(31,882)	(2,310)	(136,322)	(35,144)	(67,282)	411	(238,337)

Segment gross profit	$143,214	$20,133	$9,230	172,577	28,779	417,294	(4,900)	613,750

SBC (2) in cost of revenues				(1,780)	0	(230)	0	(2,010)

Gross profit				170,797	28,779	417,064	(4,900)	611,740

Operating expenses:
Product development				(37,266)	(19,051)	(49,839)	0	(106,156)
Sales and marketing				(98,100)	(12,361)	(48,932)	4,900	(154,493)
General and administrative				(21,677)	(3,806)	(27,156)	0	(52,639)
Goodwill impairment and impairment of intangibles via acquisition of businesses				(22,091)	0	(5,420)	0	(27,511)
SBC (2) in operating expenses				(6,941)	(4,174)	(5,888)	361	(16,642)

Total operating expenses				(186,075)	(39,392)	(137,235)	5,261	(357,441)

Operating profit /(loss)				(15,278)	(10,613)	279,829	361	254,299
Other income				8,516	826	457	0	9,799
Interest income				3,709	165	11,926	0	15,800
Exchange difference				(3,668)	(717)	(618)	0	(5,003)

Income /(loss) before income tax expense				(6,721)	(10,339)	291,594	361	274,895

Income tax expense				(2,972)	0	(43,580)	0	(46,552)

Net income				$(9,693)	$(10,339)	$248,014	$361	$228,343

Note (1):	The elimination for segment revenues mainly consists of the marketing services provided by the brand advertising segment (banner advertisements etc.) to the Changyou segment.
Note (2):	“SBC” stands for share-based compensation expense.

	As of December 31, 2013
	Brand Advertising, Mobile and Others	Sogou	Changyou	Eliminations	Consolidated
Cash and cash equivalents (1)	$498,058	$240,746	$548,484	$0	$1,287,288
Accounts receivable, net	102,823	15,705	35,996	(182)	154,342
Fixed assets, net	257,307	60,461	246,674	0	564,442
Total assets (2)	$1,221,003	$350,256	$1,585,212	$(157,756)	$2,998,715

Note (1):	The cash and cash equivalents are mainly denominated in RMB and in U.S. dollars. For a discussion of concentration of risk which the Sohu Group is exposed to, see Note 24—Concentration Risks—Operation Risk.
Note (2):	The elimination for segment assets mainly consists of elimination of long-term investments in subsidiary and associate companies.

	As of December 31, 2012
	Brand Advertising, Mobile and Others	Sogou	Changyou	Eliminations	Consolidated
Cash and cash equivalents (1)	$433,777	$33,119	$366,639	$0	$833,535
Accounts receivable, net	68,593	6,481	23,364	(40)	98,398
Fixed assets, net	70,262	43,861	64,828	0	178,951
Total assets (2)	$1,038,741	$87,537	$1,114,513	$(158,154)	$2,082,637

Note (1):	The cash and cash equivalents are mainly denominated in RMB and in U.S. dollars. For a discussion of concentration of risk which the Sohu Group is exposed to, see Note 24—Concentration Risks—Operation Risk.
Note (2):	The elimination for segment assets mainly consists of elimination of long-term investments in subsidiary and associate companies.

4. Share-based Compensation Expense

Sohu, Changyou, Sogou, and Sohu Video all have incentive plans, and prior to June 28, 2013 7Road had an incentive plan, for the granting of share-based awards, including common stock /ordinary shares, share options, restricted shares and restricted share units, to their executive officers, management and employees.

For Sohu, Changyou and Sogou, share-based compensation expense is recognized as costs and /or expenses in the consolidated statements of comprehensive income based on the fair value of the related share-based awards on their grant dates. For Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search-related businesses, share-based compensation expense is recognized by Sogou in the consolidated statements of comprehensive income based on the then-current fair value at each reporting date.

Share-based compensation expense is charged to the shareholders’ equity or noncontrolling interest section in the consolidated balance sheets.

For Sohu Video and 7Road, there was no share-based compensation expense recognized. See Note 2—Summary of Significant Accounting Policies—Share-based Compensation Expense.

Share-based compensation expense was recognized in costs and /or expenses for the years ended December 31, 2013, 2012 and 2011 as follows (in thousands):

	Year Ended December 31,
Share-based compensation expense	2013	2012	2011
Cost of revenues	$575	$648	$2,010
Product development expenses	4,638	5,210	6,461
Sales and marketing expenses	1,071	2,149	3,694
General and administrative expenses	4,145	5,959	6,487
	$10,429	$13,966	$18,652

There was no capitalized share-based compensation expense for the years ended December 31, 2013, 2012 and 2011.

Share-based compensation expense was recognized for share awards of Sohu, Changyou and Sogou as follows (in thousands):

	Year Ended December 31,
Share-based compensation expense	2013	2012	2011
For Sohu share-based awards	$3,799	$6,052	$11,325
For Changyou share-based awards	1,195	3,366	5,546
For Sogou share-based awards (1)	5,435	4,548	1,781

	$10,429	$13,966	$18,652

Note (1):	Compensation expense for Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search-related businesses was also included.

5. Advertising Expenses

Included in the sales and marketing expenses, advertising expenses generally represent the expenses of promotions to create or stimulate a positive image of the Sohu Group or a desire to subscribe for the Group’s products and services. Advertising expenses are expensed as incurred. For the years ended December 31, 2013, 2012 and 2011, advertising expenses recognized in the consolidated statements of comprehensive income was $193.5 million, $104.9 million and $83.6 million, respectively.

6. Other Income /(Expense)

The following table summarizes the Sohu Group’s other income /(expense) (in thousands):

	Year Ended December 31,
	2013	2012	2011
Investment income	$6,958	$7,179	$2,935
Government grant	4,959	665	0
Change in fair value of put option	2,160	0	0
Charitable donation	(1,543)	(175)	(144)
Change in fair value of contingent consideration	0	(2,195)	0
Change in fair value of debt securities	0	0	3,151
Reversal of contingent consideration	0	0	3,150
Others	187	(52)	707

	$12,721	$5,422	$9,799

7. Balance Sheet Components (In thousands)

	As of December 31,
	2013	2012
Cash and cash equivalents
Cash	$919,122	$541,590
Cash equivalents	368,166	291,945

	$1,287,288	$833,535

Accounts receivable, net
Accounts receivable	$161,143	$105,988
Allowance for doubtful accounts:
Balance at the beginning of year	(7,590)	(5,317)
Additional provision for bad debt	(1,390)	(6,504)
Reversal of write-offs	1,536	3,052
Cash collection	643	1,179

Balance at the end of year	(6,801)	(7,590)

	$154,342	$98,398

Prepaid and other current assets
Prepaid content and license	$40,745	$22,360
Refundable corporate income tax	20,835	0
Receivables related to the Sogou-Tencent Transactions	17,414	0
Interest receivable	11,079	4,824
Prepaid rental deposit	9,075	7,430
Employee advances	5,566	2,574
Film production fee invested into a third party	5,495	1,591
Deferred tax assets	4,743	46
Prepaid office rental and facilities expenses	2,830	876
Short-term loan to a third party	2,460	2,386
VAT refund receivable	2,118	2,355
Prepaid advertising and promotion fees	1,999	1,621
Prepaid professional fees	1,003	1,063
Prepaid cost of revenue	920	709
Individual income tax receivable from employees for exercise or settlement of share-based awards	166	359
Prepaid fees for intangible assets	0	1,362
Capitalized professional service fees for 7Road	0	1,670
Others	5,554	4,535

	$132,002	$55,761

Prepaid non-current assets
Prepaid PRC income tax for the sale of the 17173 Business by Sohu to Changyou	$8,516	$9,402
Prepayments for office building-Sohu	0	125,034
Prepayments for office building-Changyou	0	126,004
Prepayments for technological infrastructure and fitting-out work of Sohu office building	0	20,810
Others	1,011	10,393

	$9,527	$291,643

Other short-term liabilities
Deposit received on behalf of advertisers	$29,985	$14,417
Contract deposits from customers	12,052	11,197
Payables related to the Sogou-Tencent Transactions	7,785	0
Early exercise of Sogou share options for trust arrangements	5,278	0
Put option for Sogou Series A Preferred Shares	3,888	0
Government grant	3,732	3,007
Accrued liabilities to suppliers	2,542	3,171
Taxes payable for exercise or settlement of share-based awards	2,385	2,382
Consideration payable related to the acquisition of 7Road	2,000	20,233
Bidding deposit for technological infrastructure and fitting-out of Changyou office building	1,560	2,382
Accrued business tax related to the sale of the 17173 Business by Sohu to Changyou	1,670	1,541
Others	6,921	5,022

	$79,798	$63,352

Receipts in advance and deferred revenue
Receipts in advance relating to:
- brand advertising business	$16,002	$16,073
- search and others business	44,709	19,750
- online game business	13,142	13,713
- mobile business	86	584
- others business	0	4,847

Total receipts in advance	73,939	54,967
Deferred revenue	39,389	34,720

	$113,328	$89,687

8. Fair Value Measurements

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

The following table sets forth the financial instruments, measured at fair value, by level within the fair value hierarchy as of December 31, 2013 (in thousands):

		Fair value measurements at reporting date using
Items	As of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$359,289	$0	$359,289	$0
Restricted time deposits	434,048	0	434,048	0
Short-term investments	2,827	0	2,827	0
Investments in debt securities	82,009	0	0	82,009

Total Assets	$878,173	$0	$796,164	$82,009

Put option recognized as other short-term liability	$3,888	$0	$0	$3,888

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

The following table sets forth the reconciliation of the fair value measurements using significant unobservable inputs (level 3) from December 31, 2012 to December 31, 2013 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Debt Securities	Put Option
Beginning balance at December 31, 2012	$79,548	$0
Transactions:
Initial fair value recognized	0	6,048
Change in fair value	0	(2,160)
Currency translation adjustment	2,461	0

Ending balance at December 31, 2013	$82,009	$3,888

Cash Equivalents

The Sohu Group’s cash equivalents mainly consist of time deposits placed with banks with an original maturity of three months or less. The fair value of time deposits is determined based on the pervasive interest rates in the market, which are also the interest rates as stated in the contracts with the banks. The Group classifies the valuation techniques that use the pervasive interest rates input as Level 2 of fair value measurements. Generally there are no quoted prices in active markets for identical time deposits at the reporting date. In order to determine the fair value, the Group must use the discounted cash flow method and observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Restricted time deposits

Restricted time deposits are valued based on the prevailing interest rates in the market using the discounted cash flow method. The Sohu Group classifies the valuation techniques that use these inputs as Level 2 of fair value measurements.

Changyou loans from offshore banks, secured by time deposits

In 2012 and 2013, Changyou drew down loans from offshore branches of certain banks for the purposes of expediting the payment of a special one-time cash dividend to its shareholders, providing working capital to support its overseas operations, and funding its acquisitions and its share repurchase program. These bank loans are secured by an equivalent or greater amount of RMB deposits by Changyou in the onshore branches of such banks. The loans from the offshore branches of the lending banks are classified as short-term bank loans or long-term bank loans based on their payment terms.

As of December 31, 2013, the total amount of the bank loans was $410 million, of which $307 million carried a floating rate of interest based on the London Inter-Bank Offered Rate (“LIBOR”) and $103 million carried a fixed rate of interest. For the years ended December 31, 2013 and 2012, interest income from the restricted time deposits securing the loans was $13.0 million and $4.1 million, respectively, and interest expense on the bank loans was $8.8 million and $2.1 million, respectively.

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

As of December 31, 2013, the Sohu Group’s investments in financial instruments were mainly held by Changyou and totaled approximately $2.8 million. The investments are issued by commercial banks in China with a variable interest rate indexed to performance of underlying assets. Since these investments’ maturity dates are within one year, they are classified as short-term investments. For the years ended December 31, 2013, 2012, and 2011, the Sohu Group recorded in the consolidated statements of comprehensive income change in the fair value of short-term investments in the amount of $2.5 million, $1.5 million and $0.7 million, respectively.

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

For the years ended December 31, 2013, 2012 and 2011, interest income generated from this debt security amounted to $5.56 million, $5.48 million and $3.59 million, respectively.

The Sohu Group elected the fair value option to account for its investments in debt securities at their initial recognition. Changes in fair value were recognized in other income /(expense). For the years ended December 31, 2013 and 2012, there was no change in fair value. For the year ended December 31, 2011, changes in fair value generated from exchange gain or loss were $3.15 million. To estimate fair value, the Group used the income approach, which considers the estimated future return from the investment and the probabilities of getting these returns. The Group classifies the valuation techniques that use these inputs as Level 3 of fair value measurements.

Repurchase Options and Repurchase/Put Option for Sogou Series A Preferred Shares

As discussed in Note 1—Organization and Nature of Operations, in September 2013 Sogou entered into Repurchase Option Agreements with Sohu Search and Photon, and a Repurchase/Put Option Agreement with China Web, with respect to Series A Preferred Shares of Sogou held by them. Sogou expects to exercise its rights to purchase Series A Preferred Shares under each of these agreements when they first become exercisable by Sogou on March 16, 2014.

The repurchase options and the repurchase/put option for Sogou Series A Preferred Shares were initially recognized in the Sohu Group’s consolidated balance sheets at fair value when the agreements were signed. The fair value of the put option will be revaluated quarterly until the option is exercised or expires unexercised. Subsequent changes in the fair values of the repurchase options, which are classified as equity, will not be recognized until the options are exercised. Management determined the fair values of these options using the binominal model, with a discount for lack of marketability, given that the repurchase options and the repurchase/put option were not publicly traded at the time of grant, and made the determination with the assistance of a qualified professional appraiser using management’s estimates and assumptions. The Sohu Group classifies the valuation techniques that use these inputs as Level 3 of fair value measurements.

As of December 31, 2013, the Sohu Group recognized $3.89 million for the put option in other short-term liabilities. Any changes in the fair value of the put option were recognized in other income /(expense). For the year ended December 31, 2013, a change in fair value of $2.16 million for the put option was recognized in other income in the consolidated statements of comprehensive income. As of December 31, 2013, the Sohu Group had also recognized $3.7 million for the repurchase options in additional paid-in capital in equity, based on the fair value of the repurchase options on September 16, 2013.

Other financial instruments

The following are other financial instruments not measured at fair value in the consolidated balance sheets, but for which the fair value was estimated for disclosure purposes.

Short-term receivables and payables

Accounts receivable and prepaid and other current assets are financial assets with carrying values that approximate fair value due to their short-term nature. Short-term accounts payable, accrued liabilities, receipts in advance and deferred revenue, short-term bank loans and other short-term liabilities are financial liabilities with carrying values that approximate fair value due to their short term nature.

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

Prepaid non-current assets and long-term payables

Prepaid non-current assets are financial assets with carrying values that approximate fair value because the impact of applying a discount rate to the carrying values would be immaterial. Long-term accounts payable and long-term bank loans are financial liabilities with carrying values that approximate fair value due to any changes in fair value, after considering the discount rate, being immaterial.

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

Assets Measured at Fair Value on a Nonrecurring Basis

The following table sets forth assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy as of December 31, 2013 (in thousands):

		Fair value measurements at reporting date using
Items	As of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Intangible assets, net	$107,108	$0	$0	$107,108	$3,624
Goodwill	208,795	0	0	208,795	0

	$315,903	$0	$0	$315,903	$3,624

		Fair value measurements at reporting date using
Items	As of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Prepaid and other current assets	$49,256	$0	$0	$49,256	$585
Intangible assets, net	70,054	0	0	70,054	23,145
Goodwill	159,215	0	0	159,215	0

	$278,525	$0	$0	$278,525	$23,730

Intangible Assets

Intangible assets mainly comprise video content and license, customer lists, developed technologies, domain names and trademarks, operating rights for licensed games and computer software purchased from unrelated third parties. See Note 10—Intangible Assets, Net.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable assets and liabilities acquired as a result of the Group’s acquisition of interests in its subsidiaries and consolidated VIEs. See Note 11—Goodwill.

9. Fixed Assets

The following table summarizes the Sohu Group’s fixed assets (in thousands):

	As of December 31,
	2013	2012
Fixed assets, net
Office buildings (1)	$419,025	$81,686
Computer equipment and hardware	243,685	179,188
Leasehold and building improvements	51,317	33,932
Office furniture	7,878	4,796
Vehicles	4,174	3,418

Fixed assets, gross	726,079	303,020
Accumulated depreciation (2)	(161,637)	(124,069)

	$564,442	$178,951

Note (1):	In May 2013, the office building Sohu purchased in 2009 was placed in service. Accordingly, in the same month, Sohu recognized the office building’s original cost of $162 million as fixed assets.

In December 2013, the office building Changyou purchased in 2010 was placed in service. Accordingly, in the same month, Changyou recognized the office building’s original cost of $171 million as fixed assets.

Note (2):	For the years ended December 31, 2013, 2012 and 2011, depreciation expenses for fixed assets were $55.0 million, $38.7 million and $31.4 million, respectively.

10. Intangible Assets, Net

The following table summarizes the Sohu Group’s intangible assets, net, as of December 31, 2013 and 2012 (in thousands):

	As of December 31, 2013
Items	Gross			Net
	Carrying	Accumulated		Carrying
	Amount	Amortization	Impairment	Amount
Video content and license	$109,703	$(72,420)	$(13,576)	$23,707
Customer lists	90,802	(61,539)	(7,062)	22,201
Developed technologies	30,437	(14,800)	(2,589)	13,048
Domain names and trademarks	26,573	(6,254)	(543)	19,776
Operating rights for licensed games	25,588	(8,083)	(7,244)	10,261
Computer software	21,260	(5,859)	(1,103)	14,298
Others	8,871	(2,547)	(2,507)	3,817

Total	$313,234	$(171,502)	$(34,624)	$107,108

	As of December 31, 2012
Items	Gross			Net
	Carrying	Accumulated		Carrying
	Amount	Amortization	Impairment	Amount
Video content and license	$89,771	$(62,385)	$(14,498)	$12,888
Customer lists	75,020	(43,719)	(6,849)	24,452
Developed technologies	28,269	(8,467)	(2,558)	17,244
Computer software	14,497	(11,418)	(260)	2,819
Domain names and trademarks	12,377	(5,229)	(696)	6,452
Operating rights for licensed games	9,668	(3,016)	(4,224)	2,428
Others	14,124	(8,531)	(1,822)	3,771

Total	$243,726	$(142,765)	$(30,907)	$70,054

Impairment Loss

In 2013, Changyou recognized a $3.6 million impairment loss related to Changyou’s intangible assets in the consolidated statements of comprehensive income as cost of revenues and product development expense.

In 2012, the Sohu Group recognized a $15.1 million impairment loss for purchased video content (recorded as Prepaid and Intangible Assets) in the consolidated statements of comprehensive income as cost of revenues, a $2.9 million impairment loss related to the Group’s acquired businesses and intangible assets in the consolidated statements of comprehensive income as “goodwill impairment and impairment of intangibles via acquisition of businesses,” and a $5.7 million impairment loss related to other intangible assets in the consolidated statements of comprehensive income as cost of revenues and product development expense.

In 2011, the Sohu Group recognized a $4.2 million impairment loss related to the Group’s acquired businesses in the consolidated statements of comprehensive income as “goodwill impairment and impairment of intangibles via acquisition of businesses,” and a $1.1 million impairment loss related to other intangible assets in the consolidated statements of comprehensive income as product development expense.

Amortization

In 2013, 2012 and 2011, amortization of intangible assets was $56.7 million, $58.0 million and $42.6 million, respectively.

As of December 31, 2013, amortization expenses for future periods are estimated to be as follows:

For the year ending December 31,	(in thousands)
2014	$56,016
2015	23,579
2016	10,362
2017	3,761
2018	3,331
Thereafter	10,059

Total expected amortization expense	$107,108

11. Goodwill

The changes in the carrying value of goodwill by segment are as follows (in thousands):

	Brand Advertising	Mobile	Sogou	Changyou	Total
Balance as of December 31, 2011
Goodwill	$59,978	$15,942	$2,042	$121,932	$199,894
Accumulated impairment losses	(19,846)	(15,942)	0	(5,201)	(40,989)

	$40,132	$0	$2,042	$116,731	$158,905
Transactions in 2012
Inter-segment transfer—17173 transaction	(17,885)	0	0	17,885	0
Foreign currency translation adjustment	0	0	5	305	310

Balance as of December 31, 2012	$22,247	$0	$2,047	$134,921	$159,215

Balance as of December 31, 2012
Goodwill	$42,093	$15,942	$2,047	$140,122	$200,204
Accumulated impairment losses	(19,846)	(15,942)	0	(5,201)	(40,989)

	$22,247	$0	$2,047	$134,921	$159,215
Transactions in 2013
Acquisition of Soso search-related businesses from Tencent	0	0	4,157	0	4,157
Acquisition of Doyo	0	0	0	7,626	7,626
Acquisition of the RaidCall Business	0	0	0	33,740	33,740
Foreign currency translation adjustment	7	0	86	3,964	4,057

Balance as of December 31, 2013	$22,254	$0	$6,290	$180,251	$208,795

Balance as of December 31, 2013
Goodwill	$42,100	$15,942	$6,290	$185,452	$249,784
Accumulated impairment losses	(19,846)	(15,942)	0	(5,201)	(40,989)

	$22,254	$0	$6,290	$180,251	$208,795

In 2013, there was one reporting unit under the brand advertising segment, one under the Mobile segment and one under the Sogou segment, respectively. Under the Changyou segment, there were two main reporting units, consisting of the online game business and the 17173 Business. The Sohu Group tested goodwill for impairment at the reporting unit level on October 1, 2013.

In 2013, for the impairment test performed for the brand advertising and the Sogou reporting units, the Group tested for goodwill impairment by quantitatively comparing the fair values of those reporting units to their carrying amounts directly, without qualitative assessment. The Group estimated the fair values by weighting the results from the income approach. The valuation approach considers a number of factors that include expected future cash flows, growth rates, and discount rates, and requires the Group to make certain assumptions and estimates regarding industry economic factors and future profitability of the business. For the Mobile reporting unit, the Group did not perform the impairment test as the goodwill balance had been written down to zero in 2011. For the impairment tests performed for the reporting units under the Changyou segment, Changyou first qualitatively assessed whether it was more likely than not that their fair values were less than their carrying amounts. In the assessment, Changyou took into consideration all of the events and circumstances listed in ASC 350, in addition to other entity specific factors. After assessment, Changyou concluded that the fair values of the reporting units were higher than their carrying amounts, and determined that it was not necessary to perform a quantitative assessment for those four reporting units.

Changyou acquired Doyo and the RaidCall Business in November and December 2013, respectively. Since Doyo primarily engages in the online advertising and traffic monetization business, which has similar economic characteristic to the 17173 Business, the 17173 Business and Doyo are aggregated as a reporting unit. The RaidCall Business will be aggregated with the online game business as one reporting unit, since the RaidCall Business’s communications tool is expected to enhance the playing experience of Changyou’s games players. The Group’s management was not aware of the occurrence of any significant events or changes in circumstances from the assessment date to December 31, 2013 that would be more likely than not to reduce the fair values of the reporting units below their carrying values.

In 2013 and 2012, as a result of the goodwill impairment tests, the Sohu Group concluded that the fair values of all the reporting units exceeded their carrying values, indicating that the goodwill of those reporting units was not impaired.

In 2011, the Sohu Group recorded impairment losses of $23.3 million in the consolidated statements of comprehensive income as “goodwill impairment and impairment of intangibles via acquisition of businesses.”

12. Taxation

Income Tax Expense and Effective Tax Rate

Income Tax Expense

Sohu.com Inc. and Changyou.com (US) LLC. are subject to income taxes in the United States (“U.S.”). The majority of the subsidiaries and VIEs of the Sohu Group are based in mainland China and are subject to income taxes in the PRC. These China-based subsidiaries and VIEs conduct substantially all of the Sohu Group’s operations, and generate most of the Sohu Group’s income.

The components of income before income taxes are as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Income before income tax expense
Income from China operations	$270,817	$285,280	$322,046
Income /(loss) from non China operations	(53,446)	(31,917)	(47,151)

Total income before income tax expense	$217,371	$253,363	$274,895

Income tax expense applicable to China operations
Current income tax expense	$31,444	$58,137	$47,215
Deferred tax	4,088	9,898	(4,884)

Subtotal income tax expense applicable to China operations	35,532	68,035	42,331
Non China income tax expense	12,798	6,444	2,727
Non China withholding tax expense	2,092	1,692	1,494

Total income tax expense	$50,422	$76,171	$46,552

In 2013, of the $50.4 million income tax expense, $31.4 million was for PRC tax, which mainly arose from the Sohu Group’s online game business, and $12.8 million was for U.S. tax.

The Group did not have any penalties or significant interest associated with tax positions for the year ended December 31, 2013.

The combined effects of the income tax exemption and reduction available to the Group are as follows (in thousands, except per share data):

	Year Ended December 31,
	2013	2012	2011
Tax holiday effect	$62,929	$40,151	$53,438
Basic net income per share effect	1.64	1.06	1.40

Effective Tax Rate

The following is reconciliation between the U.S. federal statutory rate and the Group’s effective tax rate:

	Year Ended December 31,
	2013	2012	2011
U.S. federal statutory rate:	35%	34%	34%
Effect of tax holidays applicable to the subsidiaries and the consolidated VIEs	(29%)	(16%)	(19%)
Tax differential from statutory rate applicable to the subsidiaries and the consolidated VIEs	(16%)	(14%)	(13%)
Effect of withholding taxes	4%	1%	1%
Changes in valuation allowance for deferred tax assets	28%	17%	11%
Others	1%	8%	3%

	23%	30%	17%

PRC Corporate Income Tax

The CIT Law applies an income tax rate of 25% to all enterprises but grants preferential tax treatment to High and New Technology Enterprises (“NHTEs”). Under this preferential tax treatment, NHTEs can enjoy a preferential income tax rate of 15% for three years, but need to re-apply after the end of the three-year period. In addition, the CIT Law and its implementing regulations provide that a Software Enterprise can enjoy an income tax exemption for two years beginning with its first profitable year and a 50% reduction to a rate of 12.5% for the subsequent three years. An entity that qualifies as a “Key National Software Enterprise” can enjoy a further reduced preferential income tax rate of 10%. The CIT Law went into effect on January 1, 2008.

As of December 31, 2013, Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”), Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”), Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”), Sogou Information, Changyou’s China-based subsidiary Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”), Changyou’s China-based VIE Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”), and Shenzhen 7Road were NHTEs. AmazGame, Shenzhen 7Road, Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”), ICE Information Technology (Shanghai) Co., Ltd. (“ICE Information”), Shanghai ICE Information Technology Co., Ltd. (“Shanghai ICE”) and Shenzhen 7Road Network Technologies Co., Ltd. (“7Road Technology”) were “Software Enterprises.” AmazGame also qualified as a “Key National Software Enterprise.”

Therefore, in 2013, Sohu Era, Sohu Media, Sohu Internet, Sogou Technology, Sogou Information and Gamease were entitled to an income tax rate of 15%, Shenzhen 7Road and Shanghai ICE were entitled to an income tax rate of 12.5%, Gamespace and 7Road Technology were entitled to a complete income tax exemption, and AmazGame was entitled to an income tax rate of 10%. ICE Information will be entitled to a complete income tax exemption for two years beginning with its first profitable year and a 50% tax reduction for the subsequent three years, if it continues to maintain its qualification as a Software Enterprise.

Sohu Era, Sohu Media, Sogou Technology, AmazGame, Gamease and Shenzhen 7Road will need to re-apply for NHTE status in 2014, and Sohu Internet and Sogou Information will need to re-apply for NHTE status in 2015.

PRC Withholding Tax on Dividends

The CIT Law imposes a 10% withholding tax on dividends distributed by foreign invested enterprises to their immediate holding companies outside mainland China. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. A holding company in Hong Kong, for example, will be subject to a 5% withholding tax rate under the China-HK Tax Arrangement if such holding company is considered a non-PRC resident enterprise and holds at least 25% of the equity interests in the PRC foreign invested enterprise distributing the dividends, subject to approval of the PRC local tax authority. However, if the Hong Kong holding company is not considered to be the beneficial owner of such dividends under applicable PRC tax regulations, such dividend will remain subject to a withholding tax rate of 10%.

Sohu’s majority-owned subsidiary Changyou does not intend to have any of its PRC subsidiaries distribute any undistributed profits of such subsidiaries with respect to years prior to 2012 to their direct overseas parent companies, but rather intends that such profits will be permanently reinvested by such subsidiaries for their PRC operations. In order to fund the distribution of a dividend to Changyou’s shareholders, Changyou’s board of directors determined to cause one of its PRC subsidiaries to declare and distribute a cash dividend of all of its 2012 stand alone earnings and half of its 2013 stand alone earnings to its direct overseas parent company, Changyou HK. For the year ended December 31, 2013, Changyou accrued deferred tax liabilities in the amount of $18.8 million for PRC withholding tax.

Transition from PRC Business Tax to PRC Value Added Tax

Effective September 1, 2012, the Pilot Program for transition from the imposition of PRC Business Tax to the imposition of VAT for revenues from certain industries was expanded from Shanghai to eight other cities and provinces in China, including Beijing and Tianjin. Commencing August 1, 2013 the Pilot Program was expanded to all regions in the PRC. The Sohu Group’s brand advertising and search revenues are subject to this program.

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

U.S. Corporate Income Tax

Sohu.com Inc. is a Delaware corporation that is subject to U.S. corporate income tax on its taxable income at a rate of 34% or 35%. Subject to certain limitations, the NOLs of a corporation taxable in the U.S. that are carried forward from prior years may be used to offset the corporation’s taxable income. As of the end of the 2012 taxable year, Sohu.com Inc. had no further NOLs available for offsetting any U.S. taxable income. Accordingly, to the extent that it had U.S. taxable income, the Sohu Group accrued U.S. corporate income tax in its consolidated statements of comprehensive income and made estimated tax payments as and when required by U.S. law.

The Sohu Group does not provide for U.S. corporate income taxes or tax benefits on the undistributed earnings or losses of its international subsidiaries or consolidated VIEs because in the foreseeable future the Group does not have the intention to repatriate those undistributed earnings or losses to U.S. where it would be subject to U.S. corporate income tax. However, certain activities conducted in the PRC may give rise to U.S. corporate income tax, even if there are no distributions to Sohu.com Inc. Cumulative undistributed earnings were included in consolidated retained earnings on the balance sheets in the amounts of $787.5 million and $811.6 million, respectively, as of December 31, 2013 and 2012. An estimated $267.8 million and $275.9 million in U.S. income and foreign withholding taxes would be due if these earnings were remitted as dividends, after payment of all deferred taxes as of December 31, 2013 and 2012.

Deferred Tax Assets and Liabilities

Significant components of the Group’s deferred tax assets and liabilities consist of the following (in thousands):

	As of December 31,
	2013	2012
Deferred tax assets:
Net operating loss from operations	$87,012	$59,606
Accrued bonus and commissions	10,225	7,605
Intangible assets transfer	2,775	3,183
Share-based compensation	366	573
Fixed assets related	259	593
Others	1,388	1,450

Total deferred tax assets	102,025	73,010
Less: Valuation allowance	(91,662)	(64,763)

Net deferred tax assets	$10,363	$8,247

Deferred tax liabilities
Withholding tax for Dividend	$(18,813)	$(11,878)
Intangible assets from business acquisitions	(8,301)	(4,018)
Others	(4,036)	(3,980)

Total deferred tax liabilities	$(31,150)	$(19,876)

As of December 31, 2013, the Group had net operating losses from PRC entities of approximately $365.3 million available to offset against future net profit for income tax purposes. The Group anticipates that it is more likely than not that these net operating losses may not be utilized based on its estimate of the operation performance of these PRC entities; therefore, $87.0 million in deferred tax assets generated from net operating losses were offset by a valuation allowance. In 2013, $24.5 million of the PRC net operating loss generated from previous years expired. The remaining PRC net operating loss will begin to expire in 2014.

Uncertain Tax Positions

The Sohu Group did not have any unrecognized uncertain tax positions for the year ended December 31, 2013. No penalties associated with uncertain tax positions were accrued for the year ended December 31, 2013.

The following table summarizes the Group’s recognized uncertain tax positions from January 1, 2011 to December 31, 2013 (in thousands):

	As of December 31,
	2013	2012	2011
Beginning balance	$3,096	$3,089	$3,067
Increases /(decrease) related to prior year tax positions	(154)	0	22
Increases related to current year tax positions	21,427	7	0

Ending balance	$24,369	$3,096	$3,089

In 2013, the Sohu Group recognized a tax payable amount of $21.4 million for an uncertain tax position arising from certain equity transactions that may be considered by PRC tax authorities to have resulted in taxable income. The $3.1 million balance brought forward from previous years was related to an uncertain tax position generated in 2009. As of December 31, 2013, the Sohu Group was unable to make a reasonably reliable estimate of the timing of settlement in individual years beyond twelve months due to uncertainties in the timing of tax audit outcomes. Therefore, in accordance with ASC 740, the Group recognized the tax payable as a Long-term liability.

The Group does not anticipate that the uncertain tax positions will significantly increase or decrease within twelve months of December 31, 2013.

13. Commitments and Contingencies

Unconditional Obligation

The following table sets forth the Group’s unconditional obligations as of December 31, 2013 (in thousands):

As of December 31,	2014	2015	2016	2017	2018	Thereafter	Total Payments Required
Operating lease obligation (1)	22,148	12,611	6,869	2,513	2,261	7,643	54,045
Content and service purchases–video	38,288	4,076	0	0	0	0	42,364
Purchase of games developed by third-parties	15,761	9,276	14,813	0	0	0	39,850
Bandwidth purchases	34,761	1,330	421	98	0	0	36,610
Purchase of cinema advertisement rights	1,083	8,931	9,513	10,168	0	0	29,695
Content and service purchases–others	9,155	4,650	3,361	8	6	1	17,181
Others	2,355	191	0	0	0	0	2,546

Total Payments Required	123,551	41,065	34,977	12,787	2,267	7,644	222,291

Note (1) Operating lease obligation

For the years ended December 31, 2013, 2012 and 2011, rental expense included in the operating lease was approximately $29.5 million, $16.2 million, and $12.2 million, respectively.

Litigation

The Sohu Group is a party to various litigation matters which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Group’s business, results of operations, financial condition and cash flows.

In the first quarter of 2013, the Sohu Group settled lawsuits with four major record companies (Sony BMG, Warner, Universal and Gold Label) without any payment of damages. In these lawsuits, which were initiated against the Sohu Group in March 2008, the record companies had alleged that the Sohu Group provided music search links and download services that violated copyrights they owned.

Long-term Tax Payable for Uncertain Tax Positions

As aforementioned in Note 12—Taxation, as of December 31, 2013, the Sohu Group had recorded uncertain tax positions of $24.8 million as long-term tax payable.

PRC Law and Regulations

The Chinese market in which the Sohu Group operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability to operate an Internet business and to conduct brand advertising, search and others, online game, mobile and others services in the PRC. Though the PRC has, since 1978, implemented a wide range of market-oriented economic reforms, continued reforms and progress towards a full market-oriented economy are uncertain. In addition, the telecommunication, information, and media industries remain highly regulated. Restrictions are currently in place and are unclear with respect to which segments of these industries foreign-owned entities, like the Sohu Group, may operate. The Chinese government may issue from time to time new laws or new interpretations of existing laws to regulate areas such as telecommunication, information and media. Certain risks related to PRC law that could affect the Sohu Group’s VIE structure are discussed in Note 15—VIEs.

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

14. Contingent Consideration

The agreement for Changyou’s acquisition of 7Road included a contingent consideration arrangement that required additional consideration to be paid by Changyou based on the achievement of specified performance milestones of 7Road through December 31, 2012. The range of the undiscounted amounts Changyou could pay under the contingent consideration agreement was between nil and $32.76 million. The fair value of the contingent consideration, in the amount of $28.05 million, was recognized on the acquisition date with the income approach applied. There were no indemnification assets involved. As of the end of 2012, 7Road had exceeded the financial performance milestones for 2012 and as a result a change in the fair value of the contingent consideration in the amount of $2.2 million was recognized in other expense for the year ended December 31, 2012. For the year ended December 31, 2013, there was no contingent consideration recognized for 7Road.

The agreement for Changyou’s acquisition of Doyo includes a contingent consideration arrangement that requires additional consideration to be paid by Changyou based on the achievement of specified performance milestones by Doyo for the fiscal years 2013 through 2015. The range of the undiscounted amounts Changyou could pay under the contingent consideration agreement is between nil and $7.3 million. The fair value of the contingent consideration, in the amount of $4.8 million, was recognized on the acquisition date using the income approach /discounted cash flow method with a scenario analysis applied. There were no indemnification assets involved. As of the end of 2013 Doyo had exceeded the financial performance milestones for 2013 and as a result a change in the fair value of the contingent consideration in the amount of $0.1 million was recognized in other expense for the year ended December 31, 2013.

The agreement for Changyou’s acquisition of the RaidCall Business includes a contingent consideration arrangement that gives Changyou the right to acquire additional shares of TalkTalk if specified conditions occur through the 2014 fiscal year. The range of the additional shares of TalkTalk that Changyou could acquire under the contingent consideration arrangement is between nil and 7.5% of the outstanding shares of TalkTalk on a post-issuance fully-diluted basis. The fair value of the contingent consideration recognized on the acquisition date was nil, as management determined that it is unlikely that the specified conditions will occur and that as a result the fair value and the financial impact on recognition of the noncontrolling interest was zero.

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

Under contractual agreements with the Sohu Group, Dr. Charles Zhang and those other executive officers and employees of the Sohu Group who are shareholders of the consolidated VIEs are required to transfer their ownership in these entities to the Group, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Group at any time as requested by the Group to repay the loans outstanding. All voting rights of the consolidated VIEs are assigned to the Sohu Group, and the Group has the right to designate all directors and senior management personnel of the consolidated VIEs, and also has the obligation to absorb losses of the consolidated VIEs. Dr. Charles Zhang and those other executive officers and employees of the Sohu Group who are shareholders of the consolidated VIEs have pledged their shares in the consolidated VIEs as collateral for the loans. As of December 31, 2013, the aggregate amount of these loans was $18.7 million.

Under its contractual arrangements with the consolidated VIEs, the Sohu Group has the power to direct activities of the VIEs, and can have assets transferred freely out of the VIEs without any restrictions. Therefore, the Group considers that there is no asset of a consolidated VIE that can be used only to settle obligations of the VIEs, except for registered capital and PRC statutory reserves of the VIEs. As of December 31, 2013, the registered capital and PRC statutory reserves of the consolidated VIEs totaled $34.8 million. As all of the consolidated VIEs are incorporated as limited liability companies under the PRC Company Law, creditors of the consolidated VIEs do not have recourse to the general credit of the Sohu Group for any of the liabilities of the consolidated VIEs. Currently there is no contractual arrangement that could require the Sohu Group to provide additional financial support to the consolidated VIEs. As the Sohu Group is conducting certain business in the PRC mainly through the consolidated VIEs, the Group may provide such support on a discretionary basis in the future, which could expose the Group to a loss.

The following is a summary of the consolidated VIEs within the Sohu Group:

Basic Information

Corporate

High Century

Beijing Century High Tech Investment Co., Ltd. (“High Century”) is a holding company which was incorporated in 2001. As of December 31, 2013, the registered capital of High Century was $4.6 million and Dr. Charles Zhang and Wei Li held 80% and 20% interests, respectively, in this entity.

Sohu Entertainment

Beijing Sohu Entertainment Culture Media Co., Ltd. (“Sohu Entertainment”) was incorporated in 2002. As of December 31, 2013, the registered capital of Sohu Entertainment was $1.2 million and Xin Wang (Belinda Wang), Sohu’s Co-President and Chief Operating Officer, and Ye Deng, a Vice President of Sohu, held 80% and 20% interests, respectively, in this entity.

Sohu Internet

Sohu Internet was incorporated in 2003 and is engaged in the provision of mobile services. As of December 31, 2013, the registered capital of Sohu Internet was $1.6 million and High Century and Sohu Entertainment held 75% and 25% interests, respectively, in this entity.

For the Online Advertising Business

Brand Advertising Business

Donglin

Beijing Sohu Donglin Advertising Co., Ltd. (“Donglin”) was incorporated in 2010 and is engaged in advertising services. As of December 31, 2013, the registered capital of Donglin was $1.5 million and High Century and Sohu Internet each held a 50% interest in this entity.

Pilot New Era

Beijing Pilot New Era Advertising Co., Ltd. (“Pilot New Era”) was incorporated in 2010 and is engaged in advertising services. As of December 31, 2013, the registered capital of Pilot New Era was $0.7 million and High Century and Sohu Internet each held a 50% interest in this entity.

Focus Yiju

Beijing Focus Yiju Network Information Technology Co., Ltd. (“Focus Yiju”) was acquired in 2011 and is engaged in advertising services. As of December 31, 2013, the registered capital of Focus Yiju was $1.6 million and High Century held 100% of the equity interest in this entity.

Zhi Hui You

Beijing Zhi Hui You Information Technology Co., Ltd. (“Zhi Hui You”) was incorporated in 2011. Zhi Hui You is engaged in technology development and advertising services. As of December 31, 2013, the registered capital of Zhi Hui You was $1.6 million and Jing Zhou and a third party entity each held a 50% interest in this entity.

Tianjin Jinhu

Tianjin Jinhu Culture Development Co., Ltd. (“Tianjin Jinhu”) was incorporated in 2011 and is engaged in advertising services. As of December 31, 2013, the registered capital of Tianjin Jinhu was $0.5 million and Ye Deng and Xuemei Zhang each held a 50% interest in this entity.

Search and Others Business

Sogou Information

Sogou Information was incorporated in 2005. As of December 31, 2013, the registered capital of Sogou Information was $2.5 million and Xiaochuan Wang, Sogou’s Chief Executive Officer, and Xianxian Hao each held a 50% interest in this entity. In connection with the Sogou-Tencent Transactions, Xiaochuan Wang agreed to transfer a 40% interest in Sogou Information to High Century, a VIE of Sohu, and Xianxian Hao agreed to transfer a 45% interest and a 5% interest, respectively, in Sogou Information to Tencent and High Century. As of January 3, 2014, upon the completion of the transfers of these interests, Xiaochuan Wang, High Century and Tencent held 10%, 45% and 45% interests, respectively, in Sogou Information.

Shi Ji Guang Su

Shenzhen Shi Ji Guang Su Information Technology Co., Ltd. (“Shi Ji Guang Su”), which is engaged in Soso search-related businesses, was acquired in September 2013 as part of the Sogou-Tencent Transactions. As of December 31, 2013, the registered capital of Shi Ji Guang Su was $3.2 million and Sogou Information held 100% of the equity interest in this entity.

For the Online Game Business

Gamease

Gamease was incorporated in 2007. As of December 31, 2013, the registered capital of Gamease was $1.3 million and Tao Wang, Chief Executive Officer of Changyou, and Dewen Chen, President of Changyou, held 60% and 40% interests, respectively, in this entity.

Shanghai ICE

Shanghai ICE was acquired by Changyou in 2010. As of December 31, 2013, the registered capital of Shanghai ICE was $1.2 million and Runa Pi and Rong Qi each held a 50% interest in this entity.

Guanyou Gamespace

Guanyou Gamespace was incorporated in 2010. As of December 31, 2013, the registered capital of Guanyou Gamespace was $1.5 million and Tao Wang and Dewen Chen held 60% and 40% interests, respectively, in this entity.

Shenzhen 7Road

68.258% of Shenzhen 7Road was acquired by Gamease in 2011. In the second quarter of 2012, in connection with a reorganization of Shenzhen 7Road to create a Cayman Islands holding company structure, Shenzhen 7Road became a VIE of 7Road, which is a Cayman Islands company of which approximately 71.926% was owned by Changyou. Shenzhen 7Road was controlled by Changyou, and Changyou was a primary beneficiary of Shenzhen 7Road, as a result of contractual arrangements among Shenzhen 7Road, 7Road Technology, which is a PRC-based indirect wholly-owned subsidiary of 7Road, and the shareholders of Shenzhen 7Road. On May 1, 2013, Gamease entered into an agreement to acquire all of the equity interests of Shenzhen 7Road held by the noncontrolling shareholders, representing 31.742% of the equity interests of Shenzhen 7Road. After closing the acquisition of noncontrolling interests on June 5, 2013, Changyou held 100% of the outstanding share capital of 7Road and Gamease held 100% of the equity interests in Shenzhen 7Road.

Doyo

Doyo was acquired by Guanyou Gamespace in November 2013. As of December 31, 2013, the registered capital of Doyo was $1.6 million and Guanyou Gamespace held 100% of the equity interests in this entity.

Changyou e-pay

Beijing Changyou e-pay Co. Ltd. (“Changyou e-pay”) was incorporated in 2013. As of December 31, 2013, the registered capital of Changyou e-pay was $1.6 million and Gamease held 100% of the equity interests in this entity.

For the Mobile Business

GoodFeel

Beijing GoodFeel Technology Co., Ltd. (“GoodFeel”) was acquired in 2004 and is engaged in value added telecommunication services. As of December 31, 2013, the registered capital of GoodFeel was $1.2 million and James Deng and Jing Zhou, held 58.1% and 41.9% interests, respectively, in this entity.

21 East Beijing

Beijing 21 East Culture Development Co., Ltd. (“21 East Beijing”) was acquired in 2006. As of December 31, 2013, the registered capital of 21 East Beijing was $1.6 million and High Century held 100% of the equity interest in this entity.

Yi He Jia Xun

Beijing Yi He Jia Xun Information Technology Co., Ltd. (“Yi He Jia Xun”) was acquired in September 2011. As of December 31, 2013, the registered capital of Yi He Jia Xun was $2.1 million and Gang Fang and Yanfeng Lv each held a 50% interest in this entity.

Financial Information

The following financial information of the Sohu Group’s consolidated VIEs is included in the accompanying consolidated financial statements (in thousands):

	As of December 31,
	2013	2012
ASSETS:
Cash and cash equivalents	$112,316	$62,638
Short-term investments	2,460	54,106
Accounts receivable, net	95,595	80,671
Other current assets	41,838	30,322
Intercompany receivables due from the Company’s subsidiaries	223,877	109,728

Total current assets	476,086	337,465

Goodwill	139,478	126,516
Prepaid and other non-current assets	104,875	57,793

Total assets	$720,439	$521,774

LIABILITIES:
Accounts payable	$16,167	$6,958
Accrued and other short-term liabilities	343,834	105,322
Receipts in advance and deferred revenue	60,140	54,150
Intercompany payables due to the Company’s subsidiaries	12,059	36,446

Total current liabilities	432,200	202,876

Other long-term liabilities	9,560	3,846

Total liabilities	$441,760	$206,722

	As of December 31,
	2013	2012	2011
Net revenue	$1,028,281	$875,597	$708,077
Net income /(loss)	$(32,863)	$81,857	$35,862

For the table below, consolidated VIEs under the Brand advertising, Sogou, Mobile and Others segments are classified as Sohu’s VIEs, and consolidated VIEs under the Changyou segment are classified as Changyou’s VIEs.

Cash flows of Sohu’s VIEs	Year ended December 31,
	2013	2012	2011
Net cash used in operating activities	$(297)	$(11,853)	$(29,503)
Net cash used in investing activities	(926)	(3,599)	(3,518)
Net cash provided by /(used in) financing activities	$1,476	$(474)	$2,064

Cash flows of Changyou’s VIEs	Year ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$102,086	$66,739	$56,622
Net cash used in investing activities	(53,925)	(43,087)	(80,971)
Net cash used in financing activities	$0	$(13,106)	$0

Summary of significant agreements currently in effect

Agreements between consolidated VIEs and Nominee Shareholders

Loan and share pledge agreements between Sohu Era and the respective shareholders of High Century and Sohu Entertainment: These loan agreements provide for loans to the shareholders of High Century and Sohu Entertainment for them to make contributions to the registered capital of High Century and Sohu Entertainment in exchange for the equity interests in High Century and Sohu Entertainment, and under these pledge agreements the shareholders pledge those equity interests to Sohu Era as security for the loans. The loan agreements include powers of attorney that give Sohu Era the power to appoint nominees to act on behalf of the shareholders of High Century and Sohu Entertainment in connection with all actions to be taken by High Century and Sohu Entertainment. Pursuant to the loan agreements, the shareholders executed in blank transfers of their equity interests in High Century and Sohu Entertainment, which transfers are held by the Sohu Group’s legal department and may be completed and effected at Sohu Era’s election.

Loan and share pledge agreements between Sogou Technology and the shareholders of Sogou Information. The loan agreement provides for a loan to Xiaochuan Wang, the individual shareholder of Sogou Information, to be used by him to make contributions to the registered capital of Sogou Information in exchange for his equity interest in Sogou Information. The loan is interest free-and is repayable on demand, but the shareholder may repay the loan only by transferring to Sogou Technology his equity interest in Sogou Information. Under the pledge agreement, all of the shareholders of Sogou Information pledge their equity interests to Sogou Technology to secure the performance of their obligations under the various VIE-related agreements. If any shareholder of Sogou Information breaches any of his or its obligations under any VIE-related agreements, Sogou Technology is entitled to exercise its right as the beneficiary under the share pledge agreement. The share pledge agreement terminates only after all of the obligations of the shareholders under the various VIE-related agreements are no longer in effect.

Exclusive equity interest purchase right agreements between Sogou Technology, Sogou Information and the shareholders of Sogou Information. Pursuant to these agreements, Sogou Technology and any third party designated by it have the right, exercisable at any time when it becomes legal to do so under PRC law, to purchase from the shareholders of Sogou Information all or any part of their equity interests at a purchase price equal to the shareholders’ initial contributions to registered capital.

Powers of Attorney executed by the shareholders of Sogou Information in favor of Sogou Technology with a term of 10 years, extendable at the request of Sogou Technology. These powers of attorney give Sogou Technology the right to appoint nominees to act on behalf of each of the three Sogou Information shareholders in connection with all actions to be taken by Sogou Information.

Business operation agreement among Sogou Technology, Sogou Information and the shareholders of Sogou Information. The agreement sets forth the right of Sogou Technology to control the actions of the shareholders of Sogou Information. The agreement has a term of 10 years, renewable at the request of Sogou Technology.

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

Equity interest purchase right agreements between AmazGame and the shareholders of Gamease and between Gamespace and the shareholders of Guanyou Gamespace. Pursuant to these agreements, AmazGame and Gamespace, respectively, have the right, and any third party designated by them has the right, exercisable at any time during the terms of the agreements, if and when it becomes legal to do so under PRC law, to purchase from the shareholders of Gamease and Guanyou Gamespace, respectively, all or any part of their equity interests at a purchase price equal to their initial contributions to the registered capital of Gamease and Guanyou Gamespace or the proportional amount of such initial contribution in the case of a partial purchase of such equity interests.

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

Business operation agreements among AmazGame, Gamease and the shareholders of Gamease and among Gamespace, Guanyou Gamespace and the shareholders of Guanyou Gamespace. These agreements set forth the rights of AmazGame and Gamespace, respectively, to control the actions of the shareholders of Gamease and Guanyou Gamespace, respectively. The agreements have a term of 10 years.

Call option agreement among ICE Information, Shanghai ICE and Shanghai ICE shareholders. This agreement provides to ICE Information and any third party designated by ICE Information the right, exercisable at any time during the terms of the agreements, if and when it becomes legal to do so under PRC law, to purchase from the shareholders all or any part of their shares in Shanghai ICE or purchase from Shanghai ICE all or part of its assets or business at the lowest purchase price permissible under PRC law. The agreement is terminable only if ICE Information is dissolved.

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

Amended and restated equity interest purchase right agreement among 7Road Technology, Shenzhen 7Road and Gamease, which is Shenzhen 7Road’s sole shareholder. Under this agreement, 7Road Technology and any third-party designated by 7Road Technology have the right, exercisable at any time during the term of the agreement, if and when it is legal to do so under PRC law, to purchase from Gamease all or any part of its shares in Shenzhen 7Road at a nominal purchase price. This agreement has a term of 10 years, is renewable by 7Road Technology for such term as it may determine and is terminable by 7Road Technology by notice to the other parties at any time when, under PRC law as then in effect, 7Road Technology cannot exercise its purchase right, and is also terminable if Shenzhen 7Road’s or 7Road Technology’s existence is terminated, by mutual agreement of the parties or upon the written request of 7Road Technology. Neither Gamease nor Shenzhen 7Road has any power to terminate the agreement.

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

Business Arrangements between Subsidiaries and consolidated VIEs

Exclusive technology consulting and service agreement between Sohu Era and Sohu Internet. Pursuant to this agreement Sohu Era has the exclusive right to provide technical consultation and other related services to Sohu Internet, in exchange for a percentage of the gross income of Sohu Internet. The agreement has an initial term of two years, and is renewable at the request of Sohu Era.

Exclusive technology consulting and service agreement between GoodFeel and Sohu Era. Pursuant to this agreement Sohu Era has the exclusive right to provide technical consultation and other related services to GoodFeel in exchange for a fee. The agreement has a term of two years, and is renewable at the request of Sohu Era.

Exclusive technology consulting and service agreement between Yi He Jia Xun and Sohu Era. Pursuant to this agreement Sohu Era has the exclusive right to provide technical consultation and other related services to Yi He Jia Xun in exchange for a fee. The agreement has a term of ten years, and is renewable at the request of Sohu Era.

Business cooperation agreement between Sogou Technology and Sogou Information. Pursuant to this agreement, Sogou Information provides Internet information services to Sogou Technology’s customers in exchange for a fee payable to Sogou Information. The agreement has a term of 10 years, and is renewable at the request of Sogou Technology.

Exclusive technology consulting and service agreement between Sogou Technology and Sogou Information. Pursuant to this agreement Sogou Technology has the exclusive right to provide technical consultation and other related services to Sogou Information in exchange for a fee. The agreement has a term of 10 years and is renewable at the request of Sogou Technology.

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

VIE-Related Risks

It is possible that the Sohu Group’s operation of certain of its operations and businesses through VIEs could be found by PRC authorities to be in violation of PRC laws and regulations prohibiting or restricting foreign ownership of companies that engage in such operations and businesses. If such a finding were made, regulatory authorities with jurisdiction over the licensing and operation of such operations businesses would have broad discretion in dealing with such a violation, including levying fines, confiscating the Group’s income, revoking the business or operating licenses of the affected businesses, requiring the Group to restructure its ownership structure or operations, or requiring the Group to discontinue all or any portion of its operations. Any of these actions could cause significant disruption to the Group’s business operations, and have a materially adverse impact on the Group’s cash flows, financial position and operating performance. The Group’s management considers the possibility of such a finding by PRC regulatory authorities to be remote.

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

16. Sohu.com Inc. Shareholders’ Equity

Summary of Sohu.com Inc.’s outstanding shares (in thousands):

	Number of Outstanding Shares
	As of December 31,
	2013	2012	2011
Common stock:
Balance, beginning of year	38,089	38,082	38,025
Issuance of common stock	237	257	307
Repurchase of common stock	0	(250)	(250)

Balance, end of year	38,326	38,089	38,082

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

For the year ended December 31, 2013, the Company did not repurchase any shares of its common stock. For the years ended December 31, 2012 and 2011, the Company repurchased 500,000 shares of its common stock and 750,000 Changyou ADSs, representing 1,500,000 Changyou Class A ordinary shares, for total consideration of $54.9 million under a share repurchase program approved by Sohu’s Board of Directors in August 2011. The share repurchase program expired in 2012.

Stock Incentive Plans

Sohu, Changyou, Sogou, and Sohu Video all have incentive plans, and prior to June 28, 2013 7Road had an incentive plan, for the granting of share-based awards, including common stock /ordinary shares, share options, restricted shares and restricted share units, to their directors, executive officers, and employees.

1) Sohu.com Inc. Share-based Awards

Sohu’s 2000 Stock Incentive Plan

Sohu’s 2000 Stock Incentive Plan (the “Sohu 2000 Stock Incentive Plan”) provided for the issuance of up to 9,500,000 shares of common stock, including those issued pursuant to the exercise of share options and upon vesting and settlement of restricted share units. Most of these awards vest over a period of four years. The maximum term of any issued stock right under the Sohu 2000 Stock Incentive Plan is ten years from the grant date. The Sohu 2000 Stock Incentive Plan expired on January 24, 2010. As of the expiration date, 9,128,724 shares of common stock had been issued or were subject to issuance upon the vesting and exercise of share options or the vesting and settlement of restricted share units granted under the plan. A new plan (the “Sohu 2010 Stock Incentive Plan”) was adopted by Sohu’s shareholders on July 2, 2010.

For the years ended December 31, 2013, 2012 and 2011, total share-based compensation expense recognized for awards under the Sohu 2000 Stock Incentive Plan was $2.2 million, $5.1 million and $10.1 million, respectively.

i) Summary of share option activity

A summary of share option activity under the Sohu 2000 Stock Incentive Plan as of and for the year ended December 31, 2013 is presented below:

	Number Of Shares	Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic Value (1)
Options	(in thousands)	Price	Life (Years)	(in thousands)
Outstanding at January 1, 2013	242	$19.36	1.91	$6,781
Exercised	(94)	20.19
Forfeited or expired	(1)	11.00

Outstanding at December 31, 2013	147	18.87	1.39	7,958

Vested at December 31, 2013	147	18.87	1.39	7,958

Exercisable at December 31, 2013	147	18.87	1.39	7,958

Note (1):	The aggregate intrinsic value in the preceding table represents the difference between Sohu’s closing stock price of $72.93 on December 31, 2013 and the exercise price of share options. The total intrinsic value of share options exercised for the year ended December 31, 2013 was $3.5 million.

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2013:

	Options Outstanding			Options Exercisable
	as of December 31, 2013			as of December 31, 2013
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of Exercise Price	Outstanding (in thousands)	Contractual Life (Years)	Exercise Price	Exercisable (in thousands)	Exercise Price
$15.40 - $17.00	45	1.22	$16.72	45	$16.72
$17.65 - $17.79	52	1.37	17.70	52	17.70
$20.78 - $22.86	50	1.56	22.03	50	22.03

	147			147

No options have been granted under Sohu’s 2000 Stock Incentive Plan since 2006. For the years ended December 31, 2013, 2012 and 2011, no share-based compensation expense was recognized for share options because the requisite service periods for share options had ended by the end of 2009.

For the years ended December 31, 2013, 2012 and 2011, total cash received from the exercise of share options amounted to $1.9 million, $0.8 million and $1.6 million, respectively.

ii) Summary of restricted share unit activity

A summary of restricted share unit activity under the Sohu 2000 Stock Incentive Plan as of and for the year ended December 31, 2013 is presented below:

	Number of	Weighted-Average
	Units	Grant-Date
Restricted Share Units	(in thousands)	Fair Value
Unvested at January 1, 2013	255	$61.27
Granted	0
Vested	(127)	61.27
Forfeited	(5)	61.27

Unvested at December 31, 2013	123	61.27

Expected to vest thereafter	92	61.27

For the years ended December 31, 2013, 2012 and 2011, total share-based compensation expense recognized for restricted share units was $2.2 million, $5.1 million and $10.1 million, respectively.

As of December 31, 2013, there was $0.1 million of unrecognized compensation expense related to unvested restricted share units. The expense is expected to be recognized over a weighted average period of 0.25 years. The total fair value on their respective vesting dates of restricted share units vested during the years ended December 31, 2013, 2012 and 2011 was $6.2 million, $8.9 million and $14.9 million, respectively.

Sohu’s 2010 Stock Incentive Plan

On July 2, 2010, Sohu’s shareholders adopted the Sohu 2010 Stock Incentive Plan, which provides for the issuance of up to 1,500,000 shares of common stock, including those issued pursuant to the vesting and settlement of restricted share units and pursuant to the exercise of share options. The maximum term of any stock right granted under the Sohu 2010 Stock Incentive Plan is ten years from the grant date. The Sohu 2010 Stock Incentive Plan will expire on July 1, 2020. As of December 31, 2013, 1,334,422 shares were available for grant under the Sohu 2010 Stock Incentive Plan.

A summary of restricted share unit activity under the Sohu 2010 Stock Incentive Plan as of and for the year ended December 31, 2013 is presented below:

	Number of	Weighted-Average
	Units	Grant-Date
Restricted Share Units	(in thousands)	Fair Value
Unvested at January 1, 2013	5	$70.88
Granted	135	81.30
Vested	(15)	51.08
Forfeited	(2)	70.88

Unvested at December 31, 2013	123	84.82

Expected to vest thereafter	90	84.82

For the years ended December 31, 2013, 2012 and 2011, total share-based compensation expense recognized for restricted share units was $1.6 million, $0.9 million and $1.2 million, respectively.

As of December 31, 2013, there was $6.8 million of unrecognized compensation expense related to unvested restricted share units. The expense is expected to be recognized over a weighted average period of 1.31 years. The total fair value on their respective vesting dates of restricted share units vested during the years ended December 31, 2013, 2012 and 2011 was $1.0 million, $0.9 million and $0.7 million, respectively.

2) Changyou.com Limited Share-based Awards

Changyou’s 2008 Share Incentive Plan

Changyou’s 2008 Share Incentive Plan (the “Changyou 2008 Share Incentive Plan”) originally provided for the issuance of up to 2,000,000 ordinary shares, including ordinary shares issued pursuant to the exercise of share options and upon vesting and settlement of restricted share units. The 2,000,000 reserved shares became 20,000,000 ordinary shares in March 2009 when Changyou effected a ten-for-one share split of it is ordinary shares. Most of the awards granted under the Changyou 2008 Share Incentive Plan vest over a period of four years. The maximum term of any share right granted under the Changyou 2008 Share Incentive Plan is ten years from the grant date. The Changyou 2008 Share Incentive Plan will expire in August 2018.

Through December 31, 2013, Changyou had granted under the Changyou 2008 Share Incentive Plan 15,000,000 ordinary shares to its chief executive officer Tao Wang, through Prominence Investments Ltd., which is an entity that may deemed under applicable rules of the SEC to be beneficially owned by Tao Wang. As of December 31, 2013, Changyou had also granted under the Changyou 2008 Share Incentive Plan restricted share units, settleable upon vesting for an aggregate of 4,823,552 ordinary shares, to its executive officers other than Tao Wang, and certain other Changyou employees.

For the years ended December 31, 2013, 2012 and 2011, total share-based compensation expense recognized for awards under the Changyou 2008 Share Incentive Plan was $1.2 million, $3.4 million and $5.5 million, respectively.

Share-based Awards granted before Changyou’s Initial Public Offering

In January and April 2008, before Changyou’s IPO, Changyou granted Changyou ordinary shares to Tao Wang and restricted share units to its executive officers other than Tao Wang and certain key Changyou employees. In 2013, there was no share-based compensation expense recognized for these ordinary shares and restricted share units as these awards were fully vested in 2012. For the years ended December 31, 2012 and 2011, total share-based compensation expense recognized for such ordinary shares and restricted share units was $72,000 and $0.9 million, respectively. The total fair value of these fully vested ordinary shares and restricted share units for the years ended December 31, 2013, 2012 and 2011 was nil, $34.9 million and $52.8 million, respectively.

In February 2009, Changyou granted restricted share units to certain other Changyou employees. The fair value of these restricted share units as of the grant date was determined based on Changyou’s offering price for its initial public offering, which was $8.00 per ordinary share. A summary of activity as of and for the year ended December 31, 2013 for the Changyou restricted share units granted in February 2009 is presented below.

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2013	81	$8.00
Granted	0
Vested	(81)	8.00
Forfeited	0

Unvested at December 31, 2013	0

Expected to vest thereafter	0

For the years ended December 31, 2013, 2012 and 2011, total share-based compensation expense recognized for the restricted share units granted in February 2009 was negative $0.3 million, $0.3 million and $0.6 million, respectively. The negative $0.3 million resulted from Changyou’s true-up of the shared-based compensation expense for forfeited restricted share units in the first quarter of 2013. The total fair value of the restricted share units granted in February 2009 that vested on their respective vesting dates during the years ended December 31, 2013, 2012 and 2011 was $1.1 million, $1.2 million and $1.6 million, respectively.

As of December 31, 2013, there was no unrecognized share-based compensation expense related to share awards granted under the Changyou 2008 Share Incentive Plan before Changyou’s IPO.

Share-based Awards granted after Changyou’s Initial Public Offering

Through December 31, 2013, in addition to the share-based awards granted before Changyou’s IPO, Changyou had granted restricted share units, settleable upon vesting with the issuance of an aggregate of 1,627,552 ordinary shares, to certain of its executive officers other than Tao Wang and to certain of its other employees. These restricted share units are subject to vesting over a four-year period commencing on their grant dates. Share-based compensation expense for such restricted share units is recognized on an accelerated basis over the requisite service period. The fair value of restricted share units was determined based on the market price of Changyou’s ADSs on the grant date.

A summary of activity for these restricted share units as of and for the year ended December 31, 2013 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2013	526	$13.30
Granted	78	14.40
Vested	(375)	12.87
Forfeited	(11)	12.88

Unvested at December 31, 2013	218	14.46

Expected to vest thereafter	205	14.47

For the years ended December 31, 2013, 2012 and 2011, total share-based compensation expense recognized for these restricted share units was $1.5 million, $3.1 million and $4.1 million, respectively.

As of December 31, 2013, there was $1.3 million of unrecognized compensation expense related to these unvested restricted share units. The expense is expected to be recognized over a weighted average period of 1.03 years. The total fair value of these restricted share units which vested during the years ended December 31, 2013, 2012 and 2011 was $5.5 million, $4.8 million and $6.3 million, respectively.

3) Sogou Inc. Share-based Awards

Sogou 2010 Share Incentive Plan

Sogou adopted a share incentive plan on October 20, 2010 and amended it on June 18, 2013 to increase to 36,000,000 the number of Sogou ordinary shares issuable under the plan (as amended, the “2010 Sogou Share Incentive Plan”). Awards of share rights may be granted under the Sogou 2010 Share Incentive Plan to management and employees of Sogou and of any present or future parents or subsidiaries or variable interest entities of Sogou. The maximum term of any share right granted under the Sogou 2010 Share Incentive Plan is ten years from the grant date. The Sogou 2010 Share Incentive Plan will expire on October 19, 2020. As of December 31, 2013, Sogou had issued options for the purchase of 35,342,750 ordinary shares under the 2010 Sogou Share Incentive Plan.

Of the 35,342,750 issued share options, 23,112,750 share options will become vested and exercisable in four equal installments, with each installment vesting upon a service period requirement for management and key employees being met, as well as Sogou’s achievement of performance targets for the corresponding period. The performance target for each installment will be set at the beginning of each vesting period. Accordingly, for purposes of recognition of share-based compensation expense, each installment is considered to be granted as of that date. As of December 31, 2013, performance targets had been set for 15,757,900 share options subject to vesting upon service period requirements for management and key employees being met and Sogou’s achievement of performance targets and, accordingly, such options were considered granted for purposes of recognition of share-based compensation expense. As of December 31, 2013, 12,847,638 share options had become vested and exercisable because both the service period and the performance requirements had been met, and 10,034,525 of such vested share options had been exercised for the purchase of Sogou ordinary shares.

Of such 35,342,750 issued share options, 8,270,000 share options will become vested and exercisable in four or five equal installments, with (i) the first installment vesting upon Sogou’s completion of an initial public offering of its ordinary shares (“Sogou’s IPO”) and the expiration of all underwriters’ lockup periods applicable to Sogou’s IPO, and (ii) each of the three or four subsequent installments vesting on the first, second, third and, if applicable, fourth anniversary dates, respectively, of the closing of Sogou’s IPO.

The remaining 3,960,000 share options will become vested and exercisable in four equal installments, with (i) the first installment vesting upon the first anniversary of the occurrence of either of the following events (“Event”): (a) completion of Sogou’s IPO; (b) the consolidation of Sogou with or the acquisition of Sogou by another person or entity in a sale of all or substantially all of its assets or shares, and (ii) each of the three subsequent installments vesting on the second, third and fourth anniversary dates, respectively, of the occurrence of an Event. If there has not been an Event within 24 months from June 15, 2013, all installments of the remaining 3,960,000 share options will cease to vest.

All installments of the 8,270,000 and 3,960,000 share options that are subject to vesting upon the completion of an Event were considered granted upon the issuance of the options. The completion of an Event is considered to be a performance condition of the awards. An IPO or other Event is not considered to be probable until it is completed. Under ASC 718, compensation cost should be accrued if it is probable that the performance condition will be achieved and should not be accrued if it is not probable that the performance condition will be achieved. As a result, no compensation expense will be recognized related to these options until the completion of an Event, and hence no share-based compensation expense was recognized for the year ended December 31, 2013 for the 8,270,000 and 3,960,000 share options that are subject to vesting upon the completion of an Event.

A summary of share option activity under the Sogou 2010 Stock Incentive Plan as of and for the year ended December 31, 2013 is presented below:

	Number Of Shares	Weighted Average Exercise	Weighted Average Remaining Contractual
Options	(in thousands)	Price	Life (Years)
Outstanding at January 1, 2013	6,345	$0.001
Granted	17,076	0.264
Exercised	(5,340)	0.001
Forfeited or expired	(128)	0.001

Outstanding at December 31, 2013	17,953	0.251	8.65

Vested at December 31, 2013 and expected to vest thereafter	5,666

Exercisable at December 31, 2013	2,813

For the years ended December 31, 2013, 2012 and 2011, total share-based compensation expense recognized for share options under the Sogou 2010 Share Incentive Plan was $3.1 million, $3.9 million and $1.5 million, respectively.

As of December 31, 2013, there was $0.8 million of unrecognized compensation expense related to the unvested share options. The expense is expected to be recognized over a weighted average period of 0.5 years.

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

The fair value of the options granted to Sogou management and key employees was estimated on the date of grant using the Binomial option—pricing model (the “BP Model”) with the following assumptions used:

Granted to Employees	2013
Average risk-free interest rate	2.10%~2.87%
Exercise multiple	2~3
Expected forfeiture rate (Post-vesting)	1.3%~6.0%
Weighted average expected option life	10
Volatility rate	47.00%~49.00%
Dividend yield	0%
Fair value	0.67

Sogou estimated the risk free rate based on the yield to maturity of China Sovereign bonds denominated in United States dollars as of the valuation date. An exercise multiple was estimated as the ratio of fair value of the shares over the exercise price as of the time the option is exercised, based on consideration of research studies regarding exercise patterns based on historical statistical data. In Sogou’s valuation analysis, a multiple of two was applied for employees and a multiple of three was applied for management. Sogou estimated the forfeiture rate to be 1.3% for Sogou management’s share options granted as of December 31, 2013 and 6.0% for Sogou employees’ share options granted as of December 31, 2013. The life of the share options is the contract life of the option. Based on the option agreement, the contract life of the option is 10 years. The expected volatility at the valuation date was estimated based on the historical volatility of comparable companies for the period before the grant date with length commensurate with the expected term of the options. Sogou has no history or expectation of paying dividends on its ordinary shares. Accordingly, the dividend yield is estimated to be 0%.

Share-based Awards to Sohu management

Under the Management Sogou Share Option Arrangement, which was approved by the boards of directors of Sohu and Sogou in March 2011, Sohu has the right to provide to Sohu management and key employees the opportunity to purchase from Sohu up to 12,000,000 ordinary shares of Sogou at a fixed exercise price of $0.625 per share. Of these 12,000,000 ordinary shares, 8,800,000 are Sogou ordinary shares previously held by Sohu and 3,200,000 are Sogou ordinary shares that were newly-issued on April 14, 2011 by Sogou to Sohu at a price of $0.625 per share, or a total of $2 million. As of December 31, 2013, Sohu had issued options for the purchase of 11,378,500 Sogou ordinary shares to Sohu management and key employees under the Management Sogou Share Option Arrangement.

Of the 11,378,500 issued share options, 8,978,500 share options will become vested and exercisable in four equal installments, with each installment vesting upon a service period requirement for management and key employees being met, as well as Sogou’s achievement of performance targets for the corresponding period. The performance target for each installment will be set at the beginning of each vesting period. Accordingly, for purposes of recognition of share-based compensation expense, each installment is considered to be granted as of that date. As of December 31, 2013, performance targets had been set for 6,585,750 share options vesting upon service period requirements for management and key employees being met and Sogou’s achievement of performance targets and, accordingly, such share options were considered granted. As of December 31, 2013, 5,845,625 share options had become vested and exercisable because both the service period and the performance requirements had been met, and all of the vested share options had been exercised.

The remaining 2,400,000 share options will become vested and exercisable in five equal installments, with (i) the first installment vesting upon Sogou’s IPO and the expiration of all underwriters’ lockup periods applicable to the IPO, and (ii) each of the four subsequent installments vesting on the first, second, third and fourth anniversary dates, respectively, of the closing of Sogou’s IPO. All installments of the 2,400,000 share options that are subject to vesting upon the completion of Sogou’s IPO were considered granted upon the issuance of the options. The completion of a firm commitment IPO is considered to be a performance condition of the awards. An IPO event is not considered to be probable until it is completed. Under ASC 718, compensation cost should be accrued if it is probable that the performance condition will be achieved and should not be accrued if it is not probable that the performance condition will be achieved. As a result, no compensation expense will be recognized related to these options until the completion of an IPO, and hence no share-based compensation expense was recognized for the year ended December 31, 2013 for these 2,400,000 share options.

A summary of share option activity as of and for the year ended December 31, 2013 is presented below:

	Number Of Shares	Weighted Average Exercise	Weighted Average Remaining Contractual
Options	(in thousands)	Price	Life (Years)
Outstanding at January 1, 2013	2,178	$0.625
Granted	4,638	0.625
Exercised	(2,936)	0.625
Forfeited or expired	0

Outstanding at December 31, 2013	3,880	0.625	8.49

Vested at December 31, 2013 and expected to vest thereafter	1,477

Exercisable at December 31, 2013	740

For the years ended December 31, 2013, 2012 and 2011, total share-based compensation expense recognized for share options under the Management Sogou Share Option Arrangement was $0.7 million, $0.7 million and $0.3 million, respectively.

As of December 31, 2013, there was $0.1 million unrecognized compensation expense related to unvested share options. The expense is expected to be recognized over a weighted average period of 0.38 years.

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

Option Modification

In the first and second quarter of 2013, a portion of the share options granted under the Sogou 2010 Share Incentive Plan and the Management Sogou Share Option Arrangement were exercised early, and the resulting Sogou ordinary shares were transferred to trusts with the original option grantees as beneficiaries. The trusts will distribute the shares to those beneficiaries in installments based on the vesting requirements under the original option agreements. Although these trust arrangements caused a modification of the terms of these share options, the modification was not considered substantive. Accordingly, no incremental fair value related to these shares resulted from the modification, and the remaining share-based compensation expense for these shares will continue to be recognized over the original remaining vesting period.

As of December 31, 2013, 19,245,000 share options granted under the Sogou 2010 Share Incentive Plan and 1,225,000 share options granted under the Management Sogou Share Option Arrangement, or a total of 20,470,000 share options, had been exercised early.

Tencent Share-based Awards issued to employees who transferred to Sogou with Soso search-related businesses

Certain persons who became Sogou employees when Tencent’s Soso search-related businesses were transferred to Sogou on September 16, 2013 had been granted restricted share units under Tencent’s share award arrangements prior to the transfer of the businesses to Sogou. These Tencent restricted share units will continue to vest under the original Tencent share award arrangements provided the transferred employees continue to be employed by Sogou during the requisite service period. After the transfer of the Soso search-related businesses to Sogou, Sogou applied the guidance in ASC 505-50 to measure the related compensation expense, based on the then-current fair value at each reporting date, which is deemed to have been incurred by Tencent as an investor on Sogou’s behalf. To determine the then-current fair value of the Tencent restricted share units granted to these employees, the public market price of the underlying shares at each reporting date was applied. Because Sogou is not required to reimburse Tencent for such share-based compensation expense, the related amount was recorded by Sogou as a capital contribution from Tencent.

As of December 31, 2013, unvested Tencent restricted share unit awards held by these employees provided for the issuance of up to 151,777 ordinary shares of Tencent. Share-based compensation expense of $1.6 million related to these Tencent restricted share units was recognized in the Group’s consolidated statements of comprehensive income for the period from the acquisition date through December 31, 2013. As of December 31, 2013, there was $7.2 million of unrecognized compensation expense related to these unvested restricted share units. This amount is expected to be recognized over a weighted average period of 3.1 years.

4) Sohu Video Share-based Awards and 7Road Share-based Awards

See Note 2—Summary of Significant Accounting Policies—Share-based Compensation Expense.

17. Business Transactions

Sogou Transactions

On October 22, 2010, Sogou issued and sold 24.0 million, 14.4 million and 38.4 million, respectively, of its newly-issued Series A Preferred Shares to Alibaba, China Web and Photon for $15 million, $9 million, and $24 million, respectively. On June 29, 2012, Sohu purchased Alibaba’s 24.0 million Sogou Series A Preferred Shares for a purchase price of $25.8 million.

On September 16, 2013, Sogou entered into a series of agreements with Tencent, Sohu Search and Photon pursuant to which Sogou issued Series B Preferred Shares and Class B Ordinary Shares to Tencent for a net amount of $448 million in cash and Tencent transferred its Soso search-related businesses and certain other assets to Sogou. Also on that date, Sogou entered into Repurchase Option Agreements with Sohu Search and Photon, and a Repurchase/Put Option Agreement with China Web, with respect to all of the Series A Preferred Shares of Sogou held by Sohu Search and China Web, and a portion of the Series A Preferred Shares of Sogou held by Photon. On September 17, 2013, Sogou paid a special dividend to the three holders of Series A Preferred Shares of Sogou in the aggregate amount of $301 million, of which Sohu Search received $161 million, Photon received $43 million, and China Web received $97 million. On December 2, 2013, Tencent invested $1.5 million in cash in Sogou Information, as additional consideration for the Sogou-Tencent Transactions, in return for a 45% equity interest in Sogou’s VIE Sogou Information. Through a share pledge agreement and an exclusive equity interest purchase right agreement signed by Tencent with Sogou Technology, and similar agreements signed by the other two shareholder of Sogou Information, Sogou Technology controls all shareholder voting rights in Sogou Information, has the power to direct the activities of Sogou Information, and is the primary beneficiary of Sogou Information, and Tencent and the other two shareholders of Sogou Information act as Sohu Technology’s nominees.

As of December 31, 2013, Sogou had outstanding a combined total of 370,771,908 ordinary shares and preferred shares held as follows:

(i)	Sohu:

134,107,750 Class A Ordinary Shares and 24,000,000 Series A Preferred Shares. Of the Class A Ordinary Shares, 6,907,750 shares are subject to purchase from Sohu under options held by Sohu management and key employees. All of the 24,000,000 Series A Preferred Shares are subject to repurchase by Sogou commencing March 16, 2014;

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

(iv)	Tencent:

79,368,421 non-voting Class B Ordinary Shares, 6,757,875 Class A Ordinary Shares and 65,431,579 Series B Preferred Shares; and

(v)	Various employees of Sogou and Sohu: 8,306,283 Class A Ordinary Shares.

As Sohu is Sogou’s controlling shareholder, Sohu consolidates Sogou in the Sohu Group’s consolidated financial statements, and recognizes noncontrolling interest reflecting economic interests in Sogou held by shareholders other than Sohu.

As of December 31, 2013, a portion of Sogou share options granted to Sogou and Sohu top management and key employees was unvested and subject to various vesting conditions. Because no ordinary shares will be issued with respect to share options granted by Sogou until they are vested and exercised, share options granted by Sogou that have not vested and vested share options that have not yet been exercised are not included as outstanding shares of Sogou and have no impact on the Sohu Group’s basic net income per share. Unvested share options with performance targets achieved and vested share options that have not yet been exercised do, however, have a dilutive impact on the Sohu Group’s dilutive net income per share. See Note 21—Net Income per Share.

Terms of Sogou Preferred Shares

In connection with the Sogou-Tencent Transactions, Sogou’s shareholders adopted a Fifth Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association (together, the “Revised Sogou Memorandum and Articles”), which became effective on September 16, 2013. The following is a summary of some of the key terms of the Sogou Series A Preferred Shares and Series B Preferred Shares (collectively, the “Sogou Preferred Shares”) under the Revised Sogou Memorandum and Articles.

Dividend Rights

Sogou may not declare or pay dividends on its Class A Ordinary Shares or Class B Ordinary Shares (collectively, “Ordinary Shares”) unless the holders of the Sogou Preferred Shares then outstanding first receive a dividend on each outstanding Preferred Share in an amount at least equal to the sum of (i) the dividends that would have been payable to the holder of such Preferred Share if such share had been converted into Ordinary Shares, at the then-applicable conversion rate, immediately prior to the record date for such dividend, and (ii) all accrued and unpaid Accruing Dividends. “Accruing Dividends” are calculated from the date of issuance of the Series A Preferred Shares at the rate per annum of $0.0375 per Series A Preferred Share and from the date of issuance of the Series B Preferred Shares at the rate per annum of $0.411 per Series B Preferred Share.

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

Redemption Rights

The Sogou Preferred Shares are not redeemable at the option of the holders.

Conversion Rights

Each Sogou Preferred Share is convertible, at the option of the holder, at any time, and without the payment of additional consideration by the holder. Each Sogou Preferred Share is convertible into such number of Class A Ordinary Shares as is determined, in the case of Series A Preferred Shares, by dividing $0.625 by the then-effective conversion price for Series A Preferred Shares, which is initially $0.625, and, in the case of Series B Preferred Shares, by dividing $7.267 by the then-effective conversion price for Series B Preferred Shares, which is initially $7.267. The conversion prices of the Sogou Preferred Shares are subject to adjustment on a weighted average basis upon the issuance of additional equity shares, or securities convertible into equity shares, at a price per share less than $0.625, in the case of Series A Preferred Shares, or less than $7.267, in the case of Series B Preferred Shares, subject to certain customary exceptions, such as shares issued pursuant to the Sogou 2010 Share Incentive Plan. Each Sogou Preferred Share will be automatically converted into Class A Ordinary Shares of Sogou upon the closing of a qualified initial public offering of Sogou based on the then-effective conversion ratio of such Sogou Preferred Share, which is currently one-for-one for both Series A Preferred Shares and Series B Preferred Shares.

Voting Rights

Each holder of Sogou Preferred Shares is entitled to cast the number of votes equal to the number of Class A Ordinary Shares into which the Sogou Preferred Shares held by such holder are then convertible.

Other Rights

The holders of Sogou Preferred Shares have various other rights typical of preferred share investments.

Terms of Sogou Class A Ordinary Shares and Class B Ordinary Shares

The Class A Ordinary Shares and Class B Ordinary Shares have identical rights, except that Class B Ordinary Shares do not have voting rights unless the holders of at least a majority of the then outstanding Class B Ordinary Shares elect, by written notice to Sogou, to convert them into shares with voting rights.

7Road Transactions

On May 11, 2011, Changyou, through its VIE Gamease, acquired 68.258% of the equity interests in Shenzhen 7Road and began to consolidate Shenzhen 7Road’s financial statements on June 1, 2011. Effective June 26, 2012 Shenzhen 7Road was reorganized into a Cayman Islands holding company structure (the “7Road Reorganization”) where Changyou holds a direct ownership interest in 7Road through Changyou’s subsidiary Changyou.com Webgames (HK) Limited, and Shenzhen 7Road is a VIE of 7Road. As the 7Road Reorganization did not result in any change in the ultimate beneficial ownership of Shenzhen 7Road’s business, assets and results of operations, the Group’s management believes that the 7Road Reorganization should be viewed as a non-substantive transaction and treated as if it had been effective upon Changyou’s acquisition of 68.258% of the equity interests in Shenzhen 7Road.

On June 21, 2012, 7Road’s then chief executive officer surrendered to 7Road, without consideration, ordinary shares of 7Road representing 5.1% of the then outstanding share capital of 7Road. As a result, Changyou’s interest in 7Road increased to 71.926%.

On May 1, 2013, Changyou entered into an agreement to acquire all of the ordinary shares of 7Road held by the noncontrolling shareholders, representing 28.074% of the outstanding share capital of 7Road, and all of the equity interests in Shenzhen 7Road held by shareholders other than Gamease, for aggregate cash consideration of approximately $78 million. The acquisition closed on June 5, 2013. Effective with the closing, 7Road became an indirect wholly-owned subsidiary of Changyou, and Changyou’s VIE Gamease became the sole shareholder of 7Road’s VIE Shenzhen 7Road. As of December 31, 2013, Changyou had paid $76 million of the total cash consideration. The remaining $2 million will be settled in June 2014.

Changyou Transactions

On April 7, 2009, Changyou completed an initial public offering of its ADSs on the NASDAQ Global Select Market, trading under the symbol “CYOU.” Each of Changyou’s ADS represents two ordinary shares.

On August 6, 2012, Changyou declared a special one-time cash dividend of $1.90 per Class A or Class B ordinary share, or $3.80 per ADS and a total of $201 million. On September 21, 2012, Changyou paid out this special cash dividend, of which $136 million was paid to and received by Sohu.

On July 27, 2013, Changyou’s Board of Directors authorized a share repurchase program of up to $100 million of the outstanding ADSs of Changyou over a two-year period from July 27, 2013 to July 26, 2015. As of December 31, 2013, Changyou had repurchased under the share repurchase program 590,500 of its ADSs, representing 1,181,000 ordinary shares, at an aggregate cost of approximately $17.3 million.

As of December 31, 2013, Sohu held approximately 68% of the combined total of Changyou’s outstanding ordinary shares and controlled approximately 83% of the total voting power in Changyou. As Changyou’s controlling shareholder, Sohu continues to consolidate Changyou in the Sohu Group’s consolidated financial statements but recognizes a noncontrolling interest reflecting the economic interest in Changyou held by shareholders other than Sohu.

As of December 31, 2013, Changyou had outstanding 268,088 restricted share units. Because no ordinary shares will be issued with respect to these restricted share units until the restricted share units are vested and settled, the unvested restricted share units and vested restricted share units that have not yet been settled are not included as outstanding shares of Changyou and have no impact on the Sohu Group’s basic net income per share. Unvested restricted share units and vested restricted share units that have not yet been settled do, however, have a dilutive impact on the Sohu Group’s diluted net income per share. See Note 21—Net Income per Share.

17173 Transactions

On December 15, 2011, pursuant to an agreement entered into on November 29, 2011, Sohu closed the sale by Sohu to Changyou of the 17173 Business for fixed cash consideration of $162.5 million. In connection with this transaction, Sohu and Changyou revised the existing non-competition agreement between them to provide Sohu’s agreement not to compete with Changyou in the 17173 Business for a period of five years following the closing of Changyou’s acquisition of the 17173 Business and to remove the prior prohibition on Changyou’s competing with Sohu in the 17173 Business. After the closing of the sale, the Sohu Group continued to consolidate the results of operations of the 17173 Business in its consolidated financial statements.

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

Mezzanine Equity consists of noncontrolling interest in 7Road and a put option pursuant to which the noncontrolling shareholders would have had the right to put their ordinary shares in 7Road to Changyou at a pre-determined price if 7Road achieved specified performance milestones before the expiration of the put option and 7Road did not complete an IPO on NASDAQ, the NYSE or the HKEX. The put option was due to expire in 2014. Since the occurrence of the sale was not solely within the control of Changyou, the noncontrolling interest was classified as mezzanine equity instead of permanent equity in the Sohu Group’s and Changyou’s consolidated financial statements.

Under ASC 480-10, the Sohu Group calculated, on an accumulative basis from the acquisition date, (i) the amount of accretion that would increase the balance of noncontrolling interest to its estimated redemption value over the period from the date of the Shenzhen 7Road acquisition to the earliest redemption date of the noncontrolling interest in 7Road and (ii) the amount of net profit attributable to noncontrolling shareholders of 7Road based on their ownership percentage. The carrying value of the noncontrolling interest as mezzanine equity was adjusted by an accumulative amount equal to the higher of (i) and (ii).

On May 1, 2013, Changyou entered into an agreement to acquire all of the ordinary shares of 7Road held by the noncontrolling shareholders. The acquisition closed on June 5, 2013. See Note 17—Business Transactions. Under ASC 810-10, changes in a parent’s ownership interest while the parent retains control of its subsidiary are accounted for as equity transactions, and do not impact net income or comprehensive income in the consolidated financial statements. Following the closing of the acquisition, $2.4 million, representing the excess of the amount of the mezzanine-classified noncontrolling interest in 7Road over the purchase price as of the closing date, was recorded in the Sohu Group’s equity accounts.

For the years ended December 31, 2013, 2012 and 2011, accretion charges of $17.8 million, $11.2 million and $2.6 million, respectively, were recorded in the Sohu Group’s statements of comprehensive income as net income attributable to the mezzanine-classified noncontrolling interest shareholders of 7Road.

19. Business Combinations

For the Online Advertising Business

Acquisition of Shi Ji Guang Su

On September 16, 2013, as part of the Sogou-Tencent Transactions, Sogou acquired from Tencent Shi Ji Guang Su, which conducts Soso search-related businesses, and other related assets for cash consideration of approximately $27.6 million (the “Shi Ji Guang Su Acquisition”). Due to the early termination of certain commercial contracts signed by Tencent before September 16, 2013 with advertising agents and advertisers for the Soso search-related businesses, early termination payments will be required to be made to such advertising agents and advertisers. As of December 31, 2013, based on the preliminary outcome of negotiations with Tencent regarding the allocation of responsibility for these termination payments, Sogou estimated that the amount of the early termination payments borne by Sogou would be $1.75 million higher than the estimated amount it had initially recognized on the acquisition date, resulting in an adjustment to goodwill recorded for the Sogou-Tencent Transactions. When claims for such early termination payments are settled, Sogou will record a true-up accounting adjustment. As of December 31, 2013, Sogou had paid $3.3 million of the consideration for the Shi Ji Guang Su Acquisition. The remaining amount will be settled prior to March 16, 2014. The Sohu Group began to consolidate Shi Ji Guang Su’s financial statements commencing September 16, 2013.

The allocation of the consideration of the assets acquired and liabilities assumed based on their fair value on the date of Shi Ji Guang Su Acquisition was as follows (in thousands):

As of September 16, 2013
Cash	$3,249
Receivables	7,967
Fixed assets acquired	21,964
Goodwill	4,157
Identifiable intangible assets acquired	5,686
Liabilities	(15,405)

Total	$27,618

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

Based on an assessment of Shi Ji Guang Su’s financial performance prior to the Shi Ji Guang Su Acquisition, Shi Ji Guang Su is not considered material to the Sohu Group. Thus the Group’s management concluded that the presentation of pro forma financial information with respect to the results of operations of the Sohu Group including Shi Ji Guang Su is not necessary.

Acquisition of Focus Yiju

On August 8, 2011, the Sohu Group acquired 100% of the equity interests in Focus Yiju for fixed cash consideration of approximately $3.11 million, plus additional variable cash consideration that is contingent upon the achievement of specified performance milestones through June 30, 2014 and a specified percentage of Focus Yiju’s net profits during the period ending June 30, 2014. Focus Yiju is primarily engaged in the advertising business. The Sohu Group began to consolidate Focus Yiju’s financial statements on August 8, 2011.

On August 8, 2011, the fair value of the contingent consideration of $2.2 million was recognized by the Group. In the fourth quarter of 2011, the Group’s management assessed that the performance of Focus Yiju was lower than expected and that it was probable that the performance targets could not be met. Accordingly, the Group reversed the $2.2 million contingent liability that had been recorded in connection with the acquisition and recorded it as other income in the consolidated statements of comprehensive income. The Group also recognized a full impairment loss for $3.4 million of intangible assets and $2.2 million of goodwill recognized on the acquisition date.

For the Online Game Business

Acquisition of Doyo

In November 2013, Changyou acquired 100% of the equity interests in Doyo, a game resources portal, for fixed cash consideration of approximately $6.5 million, and contingent consideration up to $7.3 million. The fair value of the contingent consideration, in the amount of $4.8 million, was recognized on the acquisition date using the income approach /discounted cash flow method with a scenario analysis applied. The Sohu Group began to consolidate Doyo’s financial statements upon the acquisition. The Group views the acquisition of Doyo as an integral piece of the Group’s strategy to enrich its application coverage in China.

The allocation of the consideration of the assets acquired and liabilities assumed based on their historical carrying amounts was as follows (in thousands):

As of November 29, 2013
Cash Consideration	$6,521
Contingent Consideration	4,785

Total consideration	11,306

Tangible assets	1,324
Identifiable intangible assets acquired	3,620
Goodwill	7,626
Liabilities assumed	(1,264)

Total	$11,306

Since Doyo primarily engages in the online advertising and traffic monetization business, which has similar economic characteristics with the 17173 Business, Doyo is aggregated into the 17173 Business as a reporting unit, and the excess of the purchase price over the tangible assets, identifiable intangible assets (mainly user base and domain names) acquired and liabilities assumed was recorded as goodwill relating to the 17173 Business. The acquired identifiable intangible assets were valued by income approach. Total goodwill of $7.6 million primarily represents the expected synergies from combining operations of Changyou and Doyo, which are complementary to each other. In accordance with ASC350, goodwill is not amortized but is tested for impairment and is not deductible for tax purposes. As of December 31, 2013, no measurement period adjustment had been recorded.

Prior to the acquisition, Doyo did not prepare its financial statements in accordance with U.S. GAAP. The Group determined that the cost of reconstructing the financial statements of Doyo for the periods prior to the acquisition outweighed the benefits. Based on a comparison of Doyo’s financial performance for the year preceding the acquisition and the Sohu Group’s financial performance for that year, the Sohu Group’s management determined that Doyo was not material to the Sohu Group. Thus the Group’s management believes the presentation of pro forma financial information with respect to the results of operations of the Sohu Group for the business combination is not necessary.

Acquisition of the RaidCall Business

On November 19, 2013, Changyou entered into an investment agreement with Beijing Kunlun Tech Co., Ltd. and certain of its affiliates (collectively, the “Kalends Group”), pursuant to which TalkTalk was incorporated in the British Virgin Islands and initially wholly-owned by the Kalends Group, RaidCall (HK) Limited (“RaidCall HK”) was incorporated in Hong Kong as a wholly-owned subsidiary of TalkTalk, and Beijing Changyou RaidCall Internet Technology Co., Ltd. (“Changyou RaidCall”) was incorporated in the PRC as a wholly-owned subsidiary of RaidCall HK. The Kalends Group then transferred to RaidCall HK and Changyou RaidCall all of the assets associated with a free social communication software platform, which is specifically designed for online gaming and music-related value-added services, that the Kalends Group operated through a series of Websites (the “RaidCall Business”). On December 24, 2013, pursuant to the investment agreement, Changyou acquired 62.5% of the equity interests, on a fully-diluted basis, in TalkTalk for total cash consideration of $47.6 million. Of the total consideration, $27.6 million was paid to purchase from the Kalends Group a portion of the ordinary shares of TalkTalk held by the Kalends Group and $20 million was injected for newly-issued ordinary shares of TalkTalk. Also effective upon the closing of the transaction, 15% of the equity interests of TalkTalk on a fully-diluted basis were reserved for grants of equity incentive awards to key employees of the RaidCall Business and the Kalends Group continued to hold the remaining 22.5% of the equity interests on a fully-diluted basis. As of December 31, 2013, Changyou held 73.5% of the economic interest in TalkTalk.

On the acquisition date, the allocation of the consideration of the assets acquired and liabilities assumed based on their fair values was as follows (in thousands):

As of December 24, 2013
Cash Consideration	$47,627

Tangible assets	20,016
Identifiable intangible assets acquired	17,888
Goodwill	33,740
Fair value of noncontrolling interest	(17,172)
Liability assumed	(6,845)

Total	$47,627

The excess of the purchase price over the tangible assets, identifiable intangible assets (consisting primarily of software technology and domain name) acquired and liabilities assumed was recorded as goodwill relating to the online game segment. Charges for impairment of acquired intangible assets for the year ended December 31, 2013 were nil. The acquired identifiable intangible assets were valued by the income approach. Total goodwill of $33.7 million primarily represents synergies between Changyou’s existing online game business and the RaidCall Business that are expected to result from an enhancement of game players’ experience through Changyou’s offering of the RaidCall communications tool in Changyou’s online games. In accordance with ASC350, goodwill is not amortized but is tested for impairment and is not deductible for tax purposes. As of December 31, 2013, no measurement period adjustment had been recorded.

Prior to the acquisition, the RaidCall Business did not prepare its financial statements in accordance with U.S. GAAP. The Group determined that the cost of reconstructing the financial statements of the RaidCall Business for the periods prior to the acquisition outweighed the benefits. Based on a comparison of the RaidCall Business’s financial performance for the year preceding the acquisition and the Sohu Group’s financial performance for that year, the Sohu Group’s management determined that the RaidCall Business was not material to the Sohu Group. Thus the Group’s management believes the presentation of pro forma financial information with respect to the results of operations of the Sohu Group for the business combination is not necessary.

Acquisition of 7Road

On May 11, 2011, Changyou acquired, through its VIE Gamease, 68.258% of the equity interests of Shenzhen 7Road for fixed cash consideration of approximately $68.26 million, plus additional variable cash consideration of up to a maximum of $32.76 million that was contingent upon the achievement of specified performance milestones through December 31, 2012. Effective with the 7Road Reorganization on June 26, 2012, Shenzhen 7Road was reorganized into a Cayman Islands holding company structure where Changyou holds a direct ownership interest in 7Road and Shenzhen 7Road is a VIE of 7Road. Shenzhen 7Road is primarily engaged in Web game development. The Sohu Group began to consolidate Shenzhen 7Road’s financial statements on June 1, 2011. The purpose of the acquisition was to accelerate Changyou’s position in China’s online games industry and add a new category of game to Changyou’s growing product portfolio.

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

The excess of the purchase price over tangible assets, identifiable intangible assets acquired, and liabilities assumed was recorded as goodwill. Charges for impairment of acquired intangible assets for the years ended December 31, 2013, 2012 and 2011 were nil, $0.6 million and nil, respectively. The acquired identifiable intangible assets were valued by various approaches, including the income approach and the replacement cost approach, as appropriate. As of December 31, 2013, no measurement period adjustment had been recorded.

Prior to the acquisition, Shenzhen 7Road did not prepare its financial statements in accordance with U.S. GAAP. Changyou determined that the cost of reconstructing the financial statements of Shenzhen 7Road for the periods prior to the acquisition outweighed the benefits. Based on a comparison of Shenzhen 7Road’s financial performance for the year preceding the acquisition and the Sohu Group’s financial performance for that year, the Sohu Group’s management determined that Shenzhen 7Road was not material to the Sohu Group. Thus the Group’s management believes the presentation of pro forma financial information with respect to the results of operations of the Sohu Group for the business combination is not necessary.

The fair value of the noncontrolling interest in Shenzhen 7Road was determined mainly based on the number of shares held by noncontrolling shareholders and the equity value close to the acquisition date, taking into consideration other factors, as appropriate. If Shenzhen 7Road achieved specified performance milestones and 7Road (after the 7Road Reorganization) did not complete an initial public offering on NASDAQ, NYSE or HKEX, the noncontrolling shareholders would have had the right to put their equity interests in 7Road to Changyou at a predetermined price agreed upon at the acquisition date (“the put option”). In accordance with ASC 480, the Group measured this noncontrolling interest and a put option at their acquisition-date fair value. An independent valuation firm was hired to assist the Group to determine the fair value upon the acquisition date.

The agreement for the acquisition of Shenzhen 7Road included a contingent consideration arrangement that required additional consideration to be paid by Changyou based on the future financial performance of Shenzhen 7Road over a period through December 31, 2012. The range of the undiscounted amounts the Company could have paid under the contingent consideration provisions of the agreement was between nil and $32.76 million. The fair value of the contingent consideration recognized on the acquisition date of $28.05 million was estimated by the Group assisted by an independent valuation firm, with the income approach applied. There were no indemnification assets involved. As of the end of 2012, 7Road had exceeded the financial performance milestones and as a result changes in the fair value of the contingent consideration of $2.2 million were recognized in other expenses for the year ended December 31, 2012.

Total identifiable intangible assets acquired upon acquisition mainly include a completed game, games under development and other identifiable intangible assets acquired, including a non-compete agreement valued at $179,000, and relationships with operators valued at $807,000. The games under development will be subject to amortization after completion. The completed game and other identifiable intangible assets acquired are amortized over an estimated average weighted useful life of five years. Total goodwill of $103.4 million primarily represents the expected synergies from combining the operations of Shenzhen 7Road with those of Changyou, which are complementary to each other. In accordance with ASC 350, goodwill is not amortized but is tested for impairment and is not deductible for tax purposes.

On May 1, 2013, Changyou entered into an agreement to acquire all of the ordinary shares of 7Road held by the noncontrolling shareholders, representing 28.074% of the outstanding share capital of 7Road, for aggregate cash consideration of approximately $78 million. The acquisition closed on June 5, 2013. Effective with the closing, 7Road became an indirect wholly-owned subsidiary of Changyou, and Changyou’s VIE Gamease became the sole shareholder of 7Road’s VIE Shenzhen 7Road. As of December 31, 2013, Changyou had paid $76 million of the total cash consideration. The remaining $2 million will be settled in June 2014.

Acquisition of Shanghai Jingmao and its affiliate

In May 2010, in order to diversify Changyou’s marketing channels for its games, Changyou acquired 50% of the equity interests in each of Shanghai Jingmao and its affiliate, which are primarily engaged in the cinema advertising business in China. The investment was accounted for under the equity method of accounting due to Changyou’s inability to control Shanghai Jingmao. In January 2011, Changyou acquired the remaining 50% of the equity interests in each of Shanghai Jingmao and its affiliate for total consideration of approximately $3.0 million. Payments for $1.0 million of the total consideration were contingent upon occurrence of certain specified events and management considered the possibility of Changyou making realizing income due to the non-occurrence of the specified events to be remote. With unilateral control of 100% of the voting equity interests of Shanghai Jingmao and its affiliate, the Sohu Group started to consolidate Shanghai Jingmao and its affiliate’s financial statements on February 1, 2011.

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

In accordance with ASC 805 in a business combination achieved in stages, Changyou re-measured its previously held equity interests in Shanghai Jingmao and its affiliate as at their acquisition-date fair value using the discounted cash flow method and recognized a total loss of $613,000 in other expenses in the first quarter of 2011. Changyou hired an independent valuation firm to assist Changyou to perform fair valuation of the previously held equity interests in Shanghai Jingmao and its affiliate upon the acquisition date.

The excess of the purchase price over tangible assets, identifiable intangible assets acquired, and liabilities assumed was recorded as goodwill relating to the others business segment. The acquired identifiable intangible assets were valued by various approaches, including the income approach and the replacement cost approach, as appropriate. As of December 31, 2013, no measurement period adjustment had been recorded.

Prior to the acquisition, Shanghai Jingmao and its affiliate did not prepare financial statements in accordance with U.S. GAAP. Changyou determined that the cost of reconstructing the financial statements of Shanghai Jingmao and its affiliate for the periods prior to the acquisition outweighed the benefits. Based on a comparison of Shanghai Jingmao’s and its affiliate’s financial performance for the year preceding the acquisition and the Sohu Group’s financial performance for that year, the Sohu Group’s management determined that Shanghai Jingmao and its affiliate were not material to the Sohu Group. Thus the Group’s management believes the presentation of pro forma financial information with respect to the results of operations of the Sohu Group for the business combination is not necessary.

Total identifiable intangible assets acquired upon acquisition mainly include cinema advertising slot rights valued at $8,330,000, a partnership relationship valued at $1,035,000, a trade name valued at $502,000, a non-compete agreement valued at $126,000, and a customer list valued at $108,000. With the exception of the trade name, which is expected to have an indefinite useful life, identifiable intangible assets acquired have an estimated average weighted useful life of two years. Under ASC 350, intangible assets with an indefinite useful life are not amortized and their remaining useful life is evaluated at each reporting period to determine whether events and circumstances continue to support an indefinite life. Impairment charges for the acquired intangible assets for the years ended December 31, 2013, 2012 and 2011 were nil, $1.2 million, and $0.2 million, respectively. Goodwill primarily represents the expected synergies from combining operations of Shanghai Jingmao and its affiliate with those of Changyou, which are complementary to each other. In accordance with ASC 350, goodwill is not amortized but is tested for impairment and is not deductible for tax purposes. For the year ended December 31, 2011, a full impairment loss of $5.2 million on Shanghai Jingmao’s goodwill was recognized.

20. Noncontrolling Interest

The primary majority-owned subsidiaries and VIEs of the Sohu Group which are consolidated in its consolidated financial statements but with noncontrolling interest recognized are Changyou and Sogou.

Noncontrolling Interest for Changyou

As Sohu is Changyou’s controlling shareholder, Changyou’s financial results have been consolidated with those of Sohu for all periods presented. To reflect the economic interest in Changyou held by the Changyou noncontrolling shareholders, Changyou’s net income attributable to the Changyou noncontrolling shareholders is recorded as noncontrolling interest in the Sohu Group’s consolidated statements of comprehensive income, based on their share of the economic interest in Changyou. Changyou’s cumulative results of operations attributable to the Changyou noncontrolling shareholders, along with changes in shareholders’ equity, adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled and adjustment for changes in Sohu’s ownership in Changyou, are recorded as noncontrolling interest in the Sohu Group’s consolidated balance sheets.

Noncontrolling Interest for Sogou

As Sohu is Sogou’s controlling shareholder, Sogou’s financial results have been consolidated with those of Sohu for all periods presented. To reflect the economic interest in Sogou held by the Sogou noncontrolling shareholders, Sogou’s net income /(loss) attributable to the Sogou noncontrolling shareholders is recorded as noncontrolling interest in the Sohu Group’s consolidated statements of comprehensive income. Sogou’s cumulative results of operations attributable to the Sogou noncontrolling shareholders, along with changes in shareholders’ equity /(deficit) and adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled and the Sogou noncontrolling shareholders’ original investments in Series A Preferred Shares, Series B Preferred Shares and Class B Ordinary Shares are accounted for as a noncontrolling interest classified as permanent equity in the Sohu Group’s consolidated balance sheets, as redemption of the noncontrolling interest is solely within the control of Sohu. These treatments are based on the Terms of the Sogou Preferred Shares, the terms of Sogou’s restructuring in 2010, Sohu’s purchase of Sogou Series A Preferred Shares from Alibaba, and the terms of the Sogou Class B Ordinary Shares.

Noncontrolling Interest in the Consolidated Balance Sheets

As of December 31, 2013 and 2012, noncontrolling interest in the consolidated balance sheets was $510.0 million and $231.0 million, respectively.

	As of December 31,
	2013	2012
Changyou	$307,898	$203,995
Sogou	199,059	24,645
Others	3,058	2,354

Total	$510,015	$230,994

Noncontrolling Interest of Changyou

As of December 31, 2013 and 2012, noncontrolling interest of Changyou of $307.9 million and $204.0 million, respectively, was recognized in the Sohu Group’s consolidated balance sheets, representing a 32% economic interest as of both December 31, 2013 and 2012 in Changyou’s net assets held by shareholders other than Sohu and reflecting the reclassification of Changyou’s share-based compensation expense from shareholders’ additional paid-in capital to noncontrolling interest.

Noncontrolling Interest of Sogou

As of December 31, 2013 and 2012, noncontrolling interest of Sogou of $199.1 million and $24.6 million, respectively, was recognized in the Sohu Group’s consolidated balance sheets, representing Sogou’s cumulative results of operations attributable to shareholders other than Sohu, Sogou’s share-based compensation expense, and the investments of shareholders other than Sohu in Series A Preferred Shares, Series B Preferred Shares and Class B Ordinary Shares of Sogou, and the adjustment of the investment basis of shareholders other than Sohu due to the special dividend paid to holders of Series A Preferred Shares of Sogou on September 17, 2013. The increase from December 31, 2012 to December 31, 2013 was mainly due to the net impact of Tencent’s investment in Sogou on September 16, 2013, and the adjustment of the investment basis of shareholders other than Sohu due to the special dividend paid to holders of Series A Preferred Shares of Sogou on September 17, 2013.

Noncontrolling Interest in the Consolidated Statements of Comprehensive Income

For the years ended December 31, 2013, 2012 and 2011, net income attributable to the noncontrolling interest in the consolidated statements of comprehensive income was $82.0 million, $78.8 million and $63.0 million, respectively.

	Year Ended December 31,
	2013	2012	2011
Changyou	$87,289	$89,625	$65,759
Sogou	(5,884)	(10,905)	(2,880)
Others	639	117	165

Total	$82,044	$78,837	$63,044

Noncontrolling Interest of Changyou

For the years ended December 31, 2013, 2012 and 2011, $87.3 million, $89.6 million and $65.8 million, respectively, in net income attributable to the noncontrolling interest of Changyou was recognized in the Sohu Group’s consolidated statements of comprehensive income, representing a 32%, a 32% and a 30%, respectively, economic interest in Changyou attributable to shareholders other than Sohu.

Noncontrolling Interest of Sogou

For the years ended December 31, 2013, 2012 and 2011, $5.9 million, $10.9 million and $2.9 million, respectively, in net loss attributable to the noncontrolling interest of Sogou was recognized in the Sohu Group’s consolidated statements of comprehensive income, representing Sogou’s net loss attributable to shareholders other than Sohu.

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

(2)	Sogou’s net income /(loss) attributable to the Sohu Group is determined using the percentage that the weighted average number of Sogou shares held by Sohu represents of the weighted average number of Sogou Ordinary Shares, Series A Preferred Shares, Series B Preferred Shares, shares issuable upon the conversion of convertible preferred shares under the if-converted method, and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, instead of by Sogou’s net income /(loss) allocated to the Sohu Group by virtue of the Terms of Sogou Preferred Shares, the terms of Sogou’s restructuring in 2010, Sohu’s purchase of Sogou Series A Preferred Shares from Alibaba, and the terms of the Class B Ordinary Shares of Sogou, which is used for the calculation of basic net income per share.

In the calculation of the Sohu Group’s basic net income per share, Sogou’s net income /(loss) attributable to the Group is determined according to the Terms of Sogou Preferred Shares, the terms of Sogou’s restructuring in 2010, Sohu’s purchase of Sogou Series A Preferred Shares from Alibaba, and the terms of the Class B Ordinary Shares of Sogou. In the calculation of the Sohu Group’s diluted net income per share, assuming a dilutive effect, the percentage of the Sohu Group’s shareholding in Sogou was calculated by treating convertible preferred shares issued by Sogou as having been converted at the beginning of the period and unvested share options with the performance targets achieved as well as vested but unexercised share options as having been exercised during the period. The dilutive effect of share-based awards with a performance requirement was not considered before the performance targets were actually met. The above difference is presented as “incremental dilution from Sogou” in the table below.

As discussed in Note 1—Organization and Nature of Operations, on June 29, 2012, Sohu purchased 24 million Sogou Series A Preferred Shares from Alibaba, and this transaction gave rise to a deemed dividend amounting to $14.2 million, which was the difference between the price Sohu paid to Alibaba for the Series A Preferred Shares and the carrying amount of these 24.0 million Series A Preferred Shares in the Group’s consolidated financial statements. This deemed dividend has been subtracted from Net income attributable to Sohu.com Inc. for the year ended December 31, 2012 in the table below, to revise the historical inappropriate treatment when calculating the basic and diluted net income per share attributable to Sohu.com Inc.

The portion of the special dividend paid by Sogou on September 17, 2013 to holders of Series A Preferred Shares of Sogou other than Sohu, in the amount of $139.7 million, is a payment to noncontrolling preferred shareholders, of which Sohu, as a holder of ordinary shares of Sogou, is deemed to have contributed $82.4 million. This $82.4 million has also been subtracted from Net income attributable to Sohu.com Inc. for the year ended December 31, 2013 to arrive at net income available to ordinary shareholders in the calculation of net income per share attributable to Sohu.com Inc.

The following table presents the calculation of the Sohu Group’s basic and diluted net income per share (in thousands, except per share data).

	Year Ended December 31,
	2013	2012	2011
Numerator:
Net income /(loss) attributable to Sohu.com Inc., basic (after subtracting the dividend or deemed dividend to noncontrolling Sogou Series A Preferred shareholders)	$(15,298)	$72,940	$162,741
Effect of dilutive securities:
Incremental dilution from Changyou	(826)	(2,453)	(6,777)
Incremental dilution from Sogou	(2,138)	(6,629)	(3,436)

Net income /(loss) attributable to Sohu.com Inc., diluted	$(18,262)	$63,858	$152,528

Denominator:
Weighted average basic common shares outstanding	38,255	38,038	38,216
Effect of dilutive securities:
Share options and restricted share units	247	354	545

Weighted average diluted common shares outstanding	$38,502	$38,392	$38,761

Basic net income /(loss) per share attributable to Sohu.com Inc.	$(0.40)	$1.92	$4.26

Diluted net income /(loss) per share attributable to Sohu.com Inc.	$(0.47)	$1.66	$3.93

22. China Contribution Plan

The Sohu Group’s subsidiaries and consolidated VIEs in China participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Group’s subsidiaries and consolidated VIEs to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Group’s China-based subsidiaries and consolidated VIEs have no further commitments beyond their monthly contributions. For the years ended December 31, 2013, 2012 and 2011, the Group’s China based subsidiaries and consolidated VIEs contributed a total of $100.7 million, $68.3 million and $48.9 million, respectively, to these funds.

23. Profit Appropriation

The Sohu Group’s China-based subsidiaries and VIEs are required to make appropriations to certain non-distributable reserve funds.

In accordance with the China Foreign Investment Enterprises laws, those of the Group’s China-based subsidiaries that are considered under PRC law to be WFOEs are required to make appropriations from their after-tax profit as determined under generally accepted accounting principles in the PRC (the “after-tax-profit under PRC GAAP”) to non-distributable reserve funds, including (i) a general reserve fund, (ii) an enterprise expansion fund, and (iii) a staff bonus and welfare fund. Each year, at least 10% of the after-tax-profit under PRC GAAP is required to be set aside as general reserve fund until such appropriations for the fund equal 50% of the registered capital of the applicable entity. The appropriation for the other two reserve funds is at the Company’s discretion as determined by the Board of Directors of each entity.

Pursuant to the China Company Laws, those of the Group’s China-based subsidiaries that are considered under PRC law to be domestically funded enterprises, as well as the Group’s VIEs, are required to make appropriations from their after-tax-profit under PRC GAAP to non-distributable reserve funds, including a statutory surplus fund and a discretionary surplus fund. Each year, at least 10% of the after-tax-profit under PRC GAAP is required to be set aside as statutory surplus fund until such appropriations for the fund equal 50% of the registered capital of the applicable entity. The appropriation for the discretionary surplus fund is at the Company’s discretion as determined by the Board of Directors of each entity.

Upon certain regulatory approvals and subject to certain limitations, the general reserve fund and the statutory surplus fund can be used to offset prior year losses, if any, and can be converted into paid-in capital of the applicable entity.

For the years ended December 31, 2013, 2012 and 2011, the amount of profits contributed to these funds by the Group totaled at $3.0 million, $0.4 million and $23.6 million, respectively.

As a result of these and other restrictions under PRC laws and regulations, the Group’s China-based subsidiaries and VIEs are restricted in their ability to transfer a portion of their net assets in the form of non-distributable reserve funds to the Company in the form of dividends, loans or advances. Even though the Company currently does not require any such dividends, loans or advances from its China-based subsidiaries and VIEs for working capital and other funding purposes, the Company may in the future require additional cash resources from its China-based subsidiaries and VIEs due to changes in business conditions, to fund future acquisitions and development, or to declare and pay dividends to or make distributions to its shareholders.

24. Concentration Risks

Because its operations are substantially conducted in the PRC, the Sohu Group is subject to PRC-related political, economic and legal risks. Besides these risks, the Sohu Group may also have the following concentration risks.

Operation Risk

For the years ended December 31, 2013, 2012 and 2011, there are no revenues from clients that individually represent greater than 10% of the total revenues.

For the year ended December 31, 2013, 33% of the Sohu Group’s total revenue and 70% of the Sohu Group’s online game revenue was derived from a single massively multi-player online role-playing game called TLBB, which was launched in May 2007.

Financial instruments that potentially subject the Sohu Group to concentration risks consist primarily of cash and cash equivalents, restricted time deposits, short-term investments and investments in debt securities. Cash and cash equivalents in Sohu Group are mainly denominated in RMB and in U.S. dollars. Restricted time deposits, short-term investments and investments in debt securities are denominated in RMB. The Group may experience economic losses and negative impacts on earnings and equity as a result of fluctuations in the exchange rate between the U.S. dollar and the RMB. Moreover, the Chinese government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of the PRC. The Group may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency.

Credit Risk

As of December 31, 2013, approximately 48% of the Sohu Group’s cash and cash equivalents were held in 16 financial institutions in China. The remaining cash and cash equivalents were held in financial institutions in the U.S., Hong Kong, the United Kingdom, Malaysia, Korea, Vietnam and India.

As of December 31, 2012, approximately 74% of the Sohu Group’s cash and cash equivalents were held in 14 financial institutions in China. The remaining cash and cash equivalents were held in financial institutions in the U.S., Singapore, Hong Kong, the United Kingdom, Malaysia, Korea, Vietnam and India.

The Sohu Group holds its cash and bank deposits at Chinese financial institutions that are among the largest and most respected in the PRC and at international financial institutions with high ratings from internationally-recognized rating agencies. The management chooses these institutions because of their reputations and track records for stability, and their known large cash reserves, and management periodically reviews these institutions’ reputations, track records, and reported reserves.

Management expects that any additional institutions that the Sohu Group uses for its cash and bank deposits will be chosen with similar criteria for soundness. As a further means of managing its credit risk, the Sohu Group holds its cash and bank deposits in a number of different financial institutions. As of December 31, 2013 and 2012, the Sohu Group held its cash and bank deposits in different financial institutions and held no more than approximately 25% and 28% of its total cash at any single institution.

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

25. Subsequent Events

On February 8, 2014, Changyou’s board of directors approved three new employee incentive plans, effective January 1, 2014, each with a term of 10 years, with payments to eligible employees under the plans to be based on adjusted net profits of Changyou or adjusted net profits of certain specified projects. Changyou will distribute in the aggregate up to 10% of the annual adjusted net profits of Changyou and up to 20% of the adjusted net profits of the specified projects to eligible employees who participate in the plans.

The Group has performed an evaluation of subsequent events through the date the financial statements were issued, with no other material event or transaction needing recognition or disclosure found.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

SOHU.COM INC.

CONDENSED BALANCE SHEETS

(In thousands)

	As of December 31,
	2013	2012 (Revised)
ASSETS
Current assets:
Cash and cash equivalents	$35,659	$22,858
Prepaid and other current assets	194	500
Due from subsidiaries and variable interest entities	3,806	3,806

Total current assets	39,659	27,164
Interests in subsidiaries and variable interest entities	1,294,104	1,060,872

Total assets	$1,333,763	$1,088,036

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$7,058	$3,813

Total current liabilities	7,058	3,813

Shareholders’ equity:
Common stock: $0.001 par value per share (75,400 share authorized; 38,326 shares and 38,089 shares, respectively, issued and outstanding as of December 31, 2013 and 2012)	44	44
Additional paid-in capital	601,633	378,311
Treasury stock (5,889 shares as of both December 31, 2013 and 2012)	(143,858)	(143,858)
Accumulated other comprehensive income	116,304	79,542
Retained earnings	752,582	770,184

Total shareholders’ equity	1,326,705	1,084,223

Total liabilities and shareholders’ equity	$1,333,763	$1,088,036

SOHU.COM INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Revenues	$0	$0	$0
Cost of revenues	0	0	0

Gross profit	0	0	0

Operating expenses:
General and administrative	10,747	5,316	5,474

Operating loss	(10,747)	(5,316)	(5,474)
Equity in profit of subsidiaries and variable interest entities	90,676	98,478	170,880
Other expense	0	158	0
Interest income	36	18	82

Income before income tax expense	79,965	93,338	165,488
Income tax expense	12,840	6,179	2,747
Net income	67,125	87,159	162,741

Other comprehensive income	36,763	3,323	37,991

Comprehensive income	$103,888	$90,482	$200,732

SOHU.COM INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$67,125	$87,159	$162,741
Adjustments to reconcile net income to net cash used in operating activities:
Investment income from subsidiaries and variable interest entities	(90,676)	(98,478)	(170,880)
Excess tax benefits from share-based payment arrangements	0	(5,591)	(3,011)
Share-based compensation expense	886	1,325	1,599
Others	0	118	0
Changes in current assets and liabilities:
Prepaid and other current assets	206	111	(95)
Taxes payable	2,771	5,354	2,782
Accrued liabilities	574	(259)	610

Net cash used in operating activities	(19,114)	(10,261)	(6,254)
Cash flows from investing activities:
Net cash repatriated from subsidiaries	0	7,706	22,418
Dividend received	30,000	18,009	4,227

Net cash provided by investing activities	30,000	25,715	26,645
Cash flows from financing activities:
Repurchase of common stock	0	(12,566)	(16,601)
Issuance of common stock	1,915	790	1,559
Excess tax benefits from share-based payment arrangements	0	5,591	3,011

Net cash provided by /(used in) financing activities	1,915	(6,185)	(12,031)

Net increase in cash and cash equivalents	12,801	9,269	8,360
Cash and cash equivalents at beginning of year	22,858	13,589	5,229

Cash and cash equivalents at end of year	$35,659	$22,858	$13,589

NOTES TO SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF SOHU.COM INC.

1.	The condensed financial statements of Sohu.com Inc. (the “Company”) have been prepared in accordance with U.S. GAAP.

2.	The Company records its investment in subsidiaries under the equity method. Such investment and long-term loans to subsidiaries are presented on the balance sheets as interests in subsidiaries and consolidated VIEs and the profit of the subsidiaries is presented as equity in profit of subsidiaries and consolidated VIEs on the statements of comprehensive income.

For VIEs where the Company is the primary beneficiary, the amount of the Company’s investment is included on the balance sheets as interests in subsidiaries and consolidated VIEs, and the profit or loss of the subsidiaries and consolidated VIEs is included in equity in profit of subsidiaries and consolidated VIEs on the statements of comprehensive income.

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

3.	As of December 31, 2013 and 2012, there were no material contingencies, significant provisions of long-term obligations, or mandatory dividend or redemption requirements of redeemable stocks or guarantees of the Company, except for those which have been separately disclosed in the Consolidated Financial Statements, if any.

4.	On February 21, 2013, Sohu.com Limited distributed a $30 million cash dividend to Sohu.com Inc.

On August 13, 2012, Sohu.com Limited distributed a $10 million cash dividend to Sohu.com Inc. On August 6, 2012, Changyou declared a special one-time cash dividend of $1.90 per ordinary share, or $3.80 per ADS. On September 21, 2012, Changyou paid out this special cash dividend of $201 million, with $128 million paid to and received by Sohu.com Limited and $8 million paid to and received by Sohu.com Inc.

On June 24, 2011, All Honest International Limited declared and distributed a $70 million cash dividend, with $66 million paid to and received by Sohu.com Limited and $4 million paid to and received by Sohu.com Inc.

5.	In the third quarter of 2013, as previously reported in an Amendment No. 1 to Current Report on Form 8-K/A that the Company filed with the SEC on September 20, 2013, management noted an accounting error in the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2012. See Note 2—Summary of Significant Accounting Policies—Basis of Presentation.

EXHIBIT INDEX

Exhibit No.	Description

3.1(2)	Sixth Amended and Restated Certificate of Incorporation of Sohu.com Inc. as filed with the Delaware Secretary of State on July 17, 2000.

3.2(2)	Amended and Restated By-Laws of Sohu.com Inc., effective July 17, 2000.

10.1(1)	Form of Non-Competition, Confidential Information and Work Product Agreement with the Registrant’s Executive Officers.

10.2(1)	Loan Agreement between Sohu.com Inc. and Charles Zhang.

10.3(1)	Loan Agreement between Sohu.com Inc. and Jinmei He.

10.4(3)	Loan and Share Pledge Agreement dated November 19, 2001 among Sohu.com Inc., Dr. Charles Zhang and Li Wei.

10.5(4)	Loan and Share Pledge Agreement, dated January 23, 2002, among Sohu.com Inc. and Li Wei.

10.6(5)	Loan and Share Pledge Agreement between Sohu.com Inc. and Jinmei He dated June 9, 2003.

10.7(6)	Mobile Data Service Cooperation Agreement dated March 25, 2003 between China Unicom Co., Ltd. and Beijing Sohu Online Network Information Service Co., Ltd.

10.8(10)	Hosting Service Agreement among Sohu Internet, Sohu Era and China Network.

10.9(10)	Hosting Service Agreement between Sohu Era and China Telecom.

10.10(9)	China Mobile and Monternet WAP Service Providers Cooperation Agreement dated May 23, 2003 between China Mobile Communication Corporation and GoodFeel.

10.11(9)	Monternet SMS Cooperation Agreement dated May 1, 2004 between Beijing Mobile Communication Co., Ltd. and Sohu Internet.

10.12(9)	China Mobile and Monternet WAP Service Providers Cooperation Agreement dated May 26, 2003 between China Mobile Communication Corporation and Beijing Sohu Online Network Information Service Co., Ltd.

10.13(7)	Agreement dated September 1, 2003 between Beijing Sohu Era and Sohu Internet.

10.14(8)	Loan and Share Pledge Agreement between Sohu.com Inc. and Deng Xiufeng.

10.15(8)	Loan and Share Pledge Agreement between Sohu.com Inc. and Zhou Jing.

10.16(8)	Loan and Share Pledge Agreement between Sohu.com Inc. and Xin (Belinda) Wang.

10.16(11)	Hosting Service Agreement among Sohu Internet, Sohu Era and China Network.

10.17(11)	Hosting Service Agreement between Sohu Era and China Telecom.

10.18(12)	Purchasing Agreement of Real Property between Sohu Era and Vision Hua Qing.

10.19(13)	Underwriting Agreement, dated April 1, 2009, for Changyou.com Limited’s initial public offering.

10.20(14)	Agreement between Changyou.com Limited and Beijing Yinhe Wanda Co., Ltd. for the purchase of an Office Tower A at Beijing West Wanda Plaza, in Beijing, China.

10.21(15)	Master Transaction Agreement, dated January 1, 2009, by and between Sohu.com Inc. and Changyou.com Limited.

10.22(15)	Project Cooperation Agreement, dated November 20, 2009, by and between Beijing Raycom Real Estate Development Co., Ltd. and Beijing Sohu Media.

10.23(16)	Employment Agreement effective as of November 30, 2009, entered into on March 30, 2010, between Sohu.com Inc. and Xiaochuan Wang.

10.24(16)	Amended and Restated Marketing Services Agreement, dated January 1, 2010, by and between Sohu.com Inc. and Changyou.com Limited.

10.25(17)	Employment Agreement effective as of March 8, 2010, entered into on April 9, 2010, between Sohu.com Inc. and Carol Yu.

10.26(17)	Employment Agreement entered into and effective as of June 1, 2010 between Sohu.com Inc. and Belinda Wang.

10.27(18)	Project Cooperation Agreement of Changyou, dated August 23, 2010.

10.28(18)	Amended and Restated 2010 Stock Incentive Plan.

10.29(18)	Cooperation Agreement, dated September 30, 2010. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted information has been filed separately with the Securities and Exchange Commission).

10.30(19)	Series A Purchase Agreement of Sogou Inc., dated October 2, 2010. (Including Schedule A, Schedule B, Schedule 5.16(i), Schedule 5.16(ii), Schedule 5.16(iii))

10.31(19)	Amended and Restated Memorandum and Articles of Association of Sogou Inc.

10.32(19)	Series A Investors’ Rights Agreement of Sogou Inc. dated October 22, 2010.

10.33(19)	Right of First Refusal and Co-Sale Agreement of Sogou Inc. dated October 22, 2010.

10.34(19)	2010 Share Incentive Plan of Sogou.

10.35(20)	Share Transfer Framework Agreement for Shenzhen 7Road dated April 22, 2011 (Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted information has been filed separately with the Securities and Exchange Commission).

10.36(21)	Master Transaction Agreement, dated as of November 29, 2011, between, on the one hand, the registrant, Sohu.com Limited, Sohu Internet, Sohu Era, and Sohu Media, and, on the other hand, Changyou.com Limited, Changyou.com HK, Gamespace, and Guanyou Gamespace.

10.37(21)	Amended and Restated Non-Competition Agreement, dated as of November 29, 2011, between Changyou.com Limited and the registrant.

10.38(21)	Services Agreement, dated as of November 29, 2011, between Changyou Gamespace and Sohu Media.

10.39(21)	Online Links and Advertising Agreement, dated as of November 29, 2011, between Guanyou Gamespace and Sohu Media.

10.40(22)	Employment Agreement effective as of January 1, 2012, entered into on March 7, 2012, between Sohu.com Inc. and Charles Zhang.

10.41(23)	Share Purchase Agreement for Series A Preferred Shares of Sogou Inc., dated as of June 27, 2012, among Sohu Search, Alibaba Investment Limited and Sogou Inc.

10.42(24)	Loan Facility Letter, dated July 4, 2012, between Hang Seng Bank Limited and Changyou.com HK.

10.43(24)	Loan Facility Letter, dated July 12, 2012, between the Bank of East Asia, Limited and Changyou.com HK.

10.44(24)	Loan Facility Letter, dated August 7, 2012, between the Bank of Communications Co., Ltd. Hong Kong Branch and Changyou.com HK.

10.45(25)	2011 Share Incentive Plan of Sohu Video.

10.46(25)	2012 Share Incentive Plan of 7Road, as amended and restated.

10.47(25)	English Translation of Form of Loan Agreements, dated August 20, 2008, between AmazGame and each of the then shareholders of Gamease.

10.48(25)	English Translation of Form of Equity Interest Purchase Right Agreements, dated August 20, 2008, among AmazGame, Gamease and each of the then shareholders of Gamease.

10.49(25)	English Translation of Form of Equity Pledge Agreements, dated August 20, 2008, between AmazGame and each of the then shareholders of Gamease.

10.50(25)	English Translation of Form of Powers of Attorney, dated August 20, 2008, by each of the then shareholders of Gamease in favor of AmazGame.

10.51(25)	English Translation of Business Operation Agreement, dated August 20, 2008, among AmazGame, Gamease and the then shareholders of Gamease.

10.52(25)	English Translation of Services and Maintenance Agreement, dated November 30, 2007, between AmazGame and Gamease.

10.53(25)	English Translation of Technology Support and Utilization Agreement, dated August 20, 2008, between AmazGame and Gamease.

10.54(25)	English Translation of Loan Assignment and Equity Interest Transfer Agreement, dated June 23, 2010, between AmazGame, Gamease, Yaobin Wang, Dewen Chen and Tao Wang.

10.55(25)	English Translation of Loan Agreement, dated June 23, 2010, between AmazGame and Dewen Chen.

10.56(25)	English Translation of Equity Interest Purchase Right Agreement, dated June 23, 2010, among AmazGame, Gamease and Dewen Chen.

10.57(25)	English Translation of Equity Interest Pledge Agreement, dated June 23, 2010, among AmazGame, Gamease and Dewen Chen.

10.58(25)	English Translation of Form of Powers Of Attorney, dated June 23, 2010, by Dewen Chen and Tao Wang in favor of AmazGame.

10.59(25)	English Translation of Business Operation Agreement, dated June 23, 2010, among AmazGame and Gamease, Tao Wang and Dewen Chen.

10.60(25)	English Translation of Loan Agreement, dated September 26, 2010, between Sogou Technology and Xiaochuan Wang.

10.61(25)	English Translation of Loan Agreement, dated September 26, 2010, between Sogou Technology and Xianxian Hao.

10.62(25)	English Translation of Share Pledge Agreement, dated September 26, 2010, among Sogou Technology and the shareholders of Sogou Information.

10.63(25)	English Translation of Exclusive Equity Interest Purchase Rights Agreement, dated September 26, 2010, among Sogou Technology, Sogou Information and the shareholders of Sogou Information.

10.64(25)	English Translation of Business Operation Agreement, dated September 26, 2010, among Sogou Technology, Sogou Information and the shareholders of Sogou Information.

10.65(25)	English Translation of Power of Attorney, dated September 26, 2010, by the shareholders of Sogou Information in favor of Sogou Technology.

10.66(25)	English Translation of Exclusive Technology Consulting and Service Agreement, dated September 26, 2010, between Sogou Technology and Sogou Information.

10.67(25)	English Translation of Business Cooperation Agreement, dated September 26, 2010, between Sogou Technology and Sogou Information.

10.68(25)	English Translation of Form of Equity Interest Purchase Right Agreements, dated June 26, 2012, among 7Road Technology, Shenzhen 7Road and each of the shareholders of Shenzhen 7Road.

10.69(25)	English Translation of Form of Equity Interest Pledge Agreements, dated June 26, 2012, among 7Road Technology, Shenzhen 7Road and each of the shareholders of Shenzhen 7Road.

10.70(25)	English Translation of Form of Power of Attorney, dated June 26, 2012, by each of the shareholders of Shenzhen 7Road in favor of 7Road Technology.

10.71(25)	English Translation of Form of Spousal Consent, dated June 26, 2012, by the spouse of each of the shareholders of Shenzhen 7Road who is a married individual.

10.72(25)	English Translation of Business Operation Agreement, dated June 26, 2012, among 7Road Technology, Shenzhen 7Road, Gamease and four individual shareholders of Shenzhen 7Road. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted information has been filed separately with the Securities and Exchange Commission)

10.73(25)	English Translation of Technology Development and Utilization Service Agreement, dated June 26, 2012, between 7Road Technology and Shenzhen 7Road.

10.74(25)	English Translation of Services and Maintenance Agreement, dated June 26, 2012, between 7Road Technology and Shenzhen 7Road.

10.75(26)	Employment Agreement effective as of March 8, 2013, entered into on February 18, 2013, between Sohu.com Inc. and Carol Yu.

10.76(27)	Employment Agreement effective as of June 1, 2013, entered into on May 8, 2013, between Sohu.com Inc. and Belinda Wang.

10.77(27)	Acquisition Framework Agreement, dated as of May 1, 2013, between Changyou.com Webgames (HK) Limited, Burgeon Max Limited, Cadgwith Investments Limited, Double Merits Holdings Limited, Euro Logistics Limited, and 7Road. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted information has been filed separately with the Securities and Exchange Commission)

10.78(28)	Subscription Agreement dated September 16, 2013 among Sogou Inc, Sohu Search, Photon and THL A21 Limited.

10.79(28)	Shareholders’ Agreement dated September 16, 2013 among Sogou Inc, Sohu Search, Photon, THL A21 Limited, Sogou Management and Management Trusts.

10.80(28)	5th Restated Memorandum and 2nd Restated Articles of Association of Sogou Inc. adopted on September 16, 2013.

10.81(28)	Voting Agreement dated September 16, 2013 among Sogou Inc, Sohu Search, Photon, Sogou Management and Management Trusts.

10.82(28)	Termination Agreement dated September 16, 2013 among Sogou Inc, China Web, Photon and Sohu Search regarding Amended and Restated Investors’ Rights Agreement Amended and Restated Right of First Refusal and Co-Sale Agreement.

10.83(28)	Repurchase Option Agreement dated September 16, 2013 between Sogou Inc and Sohu Search.

10.84(28)	Repurchase Option Agreement dated September 16, 2013 between Sogou Inc and China Web.

10.85(28)	Repurchase Option Agreement dated September 16, 2013 between Sogou Inc and Photon.

10.86(28)	Equity Transfer Contract dated September 16, 2013 between Tencent Computer System Company Limited and Sogou Information.

10.87(29)	English Translation of Loan Agreement, dated December 2, 2013, between Sogou Technology and Xiaochuan Wang.

10.88(29)	English Translation of Share Pledge Agreement, dated December 2, 2013, among Sogou Technology, Sogou Information and the shareholders of Sogou Information.

10.89(29)	English Translation of Exclusive Equity Interest Purchase Rights Agreement, dated December 2, 2013, among Sogou Technology, Sogou Information and the shareholders of Sogou Information.

10.90(29)	English Translation of Business Operation Agreement, dated December 2, 2013, among Sogou Technology, Sogou Information and the shareholders of Sogou Information.

10.91(29)	English Translation of Power of Attorney, dated December 2, 2013, by the shareholders of Sogou Information in favor of Sogou Technology.

10.92(29)	English Translation of Exclusive Technology Consulting and Service Agreement August 2, 2012, between Sohu Internet and Sohu Era.

10.93(29)	English Translation of Exclusive Technology Consulting and Service Agreement January 1, 2013, between GoodFeel and Sohu Era.

10.94(29)	English Translation of Exclusive Technology Consulting and Service Agreement August 30, 2011, between Yi He Jia Xun and Sohu Era.

10.95(29)	English Translation of Amended and Restated Equity Interest Purchase Right Agreements, dated June 5, 2013, among 7Road Technology, Shenzhen 7Road and Gamease.

10.96(29)	English Translation of Amended and Restated Equity Interest Pledge Agreements, dated June 5, 2013, among 7Road Technology, Shenzhen 7Road and Gamease.

10.97(29)	English Translation of Power of Attorney, dated June 5, 2013, by Gamease in favor of 7Road Technology.

10.98(29)	English Translation of Amended and Restated Business Operation Agreement, dated June 5, 2013, among 7Road Technology, Shenzhen 7Road and Gamease.

10.99(29)	English Translation of Supplemental Agreement to the Technology Development and Utilization Service Agreement dated June 5, 2013, between 7Road Technology and Shenzhen 7Road.

10.100(29)	English Translation of Supplemental Agreement to the Services and Maintenance Agreement dated June 5, 2013, between 7Road Technology and Shenzhen 7Road.

10.101(29)	English Translation of Loan Facility Letter, dated August 13, 2013, among Hang Seng Bank Limited, Changyou.com HK Limited and Changyou.com Limited.

10.102(29)	English Translation of Loan Facility Letter, dated July 26, 2013, between the Bank of East Asia, Limited and Changyou.com Limited.

10.103(29)	English Translation of Loan Facility Letter, dated May 8, 2013, among Hang Seng Bank Limited, Changyou.com HK Limited and Changyou.com Limited.

10.104(29)	English Translation of Investment Agreement, dated November 19, 2013, among Koram Games Limited, Heroic Vision Holdings Limited, Beijing Kunlun Tech Co., Ltd., Guangzhou Kunlun Online Information Tech Co., Ltd. and Kunlun Korea Co., Ltd. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted information has been filed separately with the Securities and Exchange Commission)

10.105(29)	English Translation of Supplementary Agreement to Investment Agreement, dated December 24, 2013, among Koram Games Limited, Heroic Vision Holdings Limited, Beijing Kunlun Tech Co., Ltd., Guangzhou Kunlun Online Information Tech Co., Ltd. and Kunlun Korea Co., Ltd. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted information has been filed separately with the Securities and Exchange Commission)

10.106(29)	English Translation of Shareholder agreement, dated November 19, 2013, between Koram Games Limited, Heroic Vision Holdings Limited and TalkTalk Limited. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted information has been filed separately with the Securities and Exchange Commission)

14.1(7)	Code of Ethics and Conduct.

21.1(29)	Subsidiaries of the registrant.

23.1(29)	Consent of Independent Registered Public Accounting Firm.

23.2(29)	Consent of Haiwen & Partners, PRC Counsel.

24.1(29)	Power of Attorney (included in signature page to Form 10-K).

31.1(29)	Rule 13a-14(a)/15d-14(a) Certification of Dr. Charles Zhang.

31.2(29)	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu.

32.1(29)	Section 1350 Certification of Dr. Charles Zhang.

32.2(29)	Section 1350 Certification of Carol Yu.

101(29)	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of December 31, 2013 and 2012; (ii) Condensed Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011; (iii) Condensed Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; (iv) Condensed Consolidated Statements of Changes in Equity for the years ended December 31, 2013, 2012 and 2011; (v) Notes to Condensed Consolidated Financial Statements, tagged using four different levels of detail; and (vi) Schedule I – Condensed Financial Information Of Registrant.

(1)	Incorporated herein by reference to the registrant’s Registration Statement on Form S-1 (File No. 333-96137).
(2)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2000.
(3)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 15, 2002.
(4)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 14, 2002.
(5)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on August 12, 2003.
(6)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003.
(7)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 2, 2004.
(8)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 9, 2004.
(9)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 25, 2005.
(10)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 2, 2005.
(11)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 8, 2007.
(12)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 8, 2007.
(13)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on August 7, 2009.
(14)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 6, 2009.
(15)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on February 26, 2010.
(16)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 7, 2010.
(17)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on August 5, 2010.
(18)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 8, 2010.
(19)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on February 28, 2011.
(20)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on August 8, 2011.
(21)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on December 1, 2011.
(22)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 9, 2012.
(23)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on August 8, 2012.

(24)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 8, 2012.
(25)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on February 28, 2013.
(26)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 9, 2013.
(27)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on August 8, 2013.
(28)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 8, 2013.
(29)	Filed herewith.