Form 10-Q
period 2014-03-31
SOHU COM INC
filed 2014-05-09
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 31, 2014
Common stock, $.001 par value	38,470,816

SOHU.COM INC.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SOHU.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except par value)

	As of
	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,144,425	$1,287,288
Restricted time deposits	372,101	393,087
Short-term investments	0	2,827
Investments in debt securities	0	82,009
Accounts receivable, net	144,485	154,342
Prepaid and other current assets	132,577	132,002

Total current assets	1,793,588	2,051,555

Fixed assets, net	553,664	564,442
Goodwill	208,033	208,795
Intangible assets, net	104,023	107,108
Restricted time deposits	9,305	40,961
Prepaid non-current assets	8,983	9,527
Other assets	21,278	16,327

Total assets	$2,698,874	$2,998,715

LIABILITIES
Current liabilities:
Accounts payable (including accounts payable of consolidated variable interest entities (“VIEs”) without recourse to the Company of $13,281 and $16,167, respectively, as of March 31, 2014 and December 31, 2013)	$132,919	$125,896
Accrued liabilities (including accrued liabilities of consolidated VIEs without recourse to the Company of $74,620 and $79,041, respectively, as of March 31, 2014 and December 31, 2013)	210,018	227,018
Receipts in advance and deferred revenue (including receipts in advance and deferred revenue of consolidated VIEs without recourse to the Company of $44,976 and $60,140, respectively, as of March 31, 2014 and December 31, 2013)	103,517	113,328
Accrued salary and benefits (including accrued salary and benefits of consolidated VIEs without recourse to the Company of $2,850 and $3,241, respectively, as of March 31, 2014 and December 31, 2013)	100,022	90,901
Taxes payable (including taxes payable of consolidated VIEs without recourse to the Company of $6,915 and $7,616, respectively, as of March 31, 2014 and December 31, 2013)	38,289	48,324
Deferred tax liabilities (including deferred tax liabilities of consolidated VIEs without recourse to the Company of $3 and $3, respectively, as of March 31, 2014 and December 31, 2013)	20,026	18,813
Short-term bank loans (including short-term bank loans of consolidated VIEs without recourse to the Company of nil as of both March 31, 2014 and December 31, 2013)	257,000	410,331
Other short-term liabilities (including other short-term liabilities of consolidated VIEs without recourse to the Company of $19,080 and $253,933, respectively, as of March 31, 2014 and December 31, 2013)	64,171	79,798

Total current liabilities	925,962	1,114,409

Long-term accounts payable (including long-term accounts payable of consolidated VIEs without recourse to the Company of $1,551 and $1,621 as of March 31, 2014 and December 31, 2013)	5,226	6,252
Long-term taxes payable (including long-term taxes payable of consolidated VIEs without recourse to the Company of nil as of both March 31, 2014 and December 31, 2013)	24,820	24,835
Deferred tax liabilities (including deferred tax liabilities of consolidated VIEs without recourse to the Company of $3,453 and $3,777, respectively, as of March 31, 2014 and December 31, 2013)	11,701	12,337
Contingent consideration (including contingent consideration of consolidated VIEs without recourse to the Company of $4,243 and $4,162, respectively, as of March 31, 2014 and December 31, 2013)	4,243	4,162

Total long-term liabilities	45,990	47,586

Total liabilities	971,952	1,161,995

Commitments and contingencies
SHAREHOLDERS’ EQUITY
Sohu.com Inc. shareholders’ equity:
Common stock: $0.001 par value per share (75,400 shares authorized; 38,471 shares and 38,326 shares, respectively, issued and outstanding as of March 31, 2014 and December 31, 2013)	44	44
Additional paid-in capital	634,695	601,633
Treasury stock (5,889 shares as of both March 31, 2014 and December 31, 2013)	(143,858)	(143,858)
Accumulated other comprehensive income	107,171	116,304
Retained earnings	673,728	752,582

Total Sohu.com Inc. shareholders’ equity	1,271,780	1,326,705
Noncontrolling interest	455,142	510,015

Total shareholders’ equity	1,726,922	1,836,720

Total liabilities and shareholders’ equity	$2,698,874	$2,998,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Online advertising:
Brand advertising	$111,103	$80,237
Search and others	64,309	36,052

Subtotal of online advertising revenues	175,412	116,289

Online games	163,388	167,421
Others	26,515	23,886

Total revenues	365,315	307,596

Cost of revenues:
Online advertising:
Brand advertising	64,140	44,878
Search and others	31,737	20,792

Subtotal of cost of online advertising revenues	95,877	65,670

Online games	26,586	22,650
Others	16,035	15,209

Total cost of revenues	138,498	103,529

Gross profit	226,817	204,067

Operating expenses:
Product development	117,722	51,819
Sales and marketing	142,354	58,723
General and administrative	35,354	22,589

Total operating expenses	295,430	133,131

Operating profit /(loss)	(68,613)	70,936

Other income	3,750	2,531
Interest income	8,457	6,701
Exchange difference	578	(1,985)

Income /(loss) before income tax expense	(55,828)	78,183
Income tax expense	214	20,018

Net income /(loss)	(56,042)	58,165
Less: Net income /(loss) attributable to the mezzanine-classified noncontrolling interest shareholders	0	10,668
Net income /(loss) attributable to the noncontrolling interest shareholders	(4,935)	23,066
Deemed dividend to noncontrolling Sogou Series A Preferred shareholders	27,747	0

Net income /(loss) attributable to Sohu.com Inc.	$(78,854)	$24,431

Net income /(loss)	$(56,042)	$58,165
Other comprehensive income /(loss): Foreign currency translation adjustment, net of tax	(12,824)	4,803

Comprehensive income /(loss)	(68,866)	62,968

Less: Comprehensive income /(loss) attributable to the mezzanine-classified noncontrolling interest shareholders	0	10,668

Comprehensive income /(loss) attributable to noncontrolling interest shareholders	(8,626)	24,132
Deemed dividend to noncontrolling Sogou Series A Preferred shareholders	27,747	0

Comprehensive income /(loss) attributable to Sohu.com Inc.	(87,987)	28,168

Basic net income /(loss) per share attributable to Sohu.com Inc.	$(2.05)	$0.64

Shares used in computing basic net income /(loss) per share attributable to Sohu.com Inc.	38,411	38,169

Diluted net income /(loss) per share attributable to Sohu.com Inc.	$(2.05)	$0.60

Shares used in computing diluted net income /(loss) per share attributable to Sohu.com Inc.	38,411	38,429

The accompanying notes are an integral part of these condensed consolidated financial statements

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$(56,042)	$58,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,274	11,169
Share-based compensation expense	5,240	1,086
Amortization of intangible assets and purchased video content in prepaid expense	28,436	16,064
Impairment of intangible assets	140	428
Provision for allowance for doubtful accounts	39	111
Investment income from investments in debt securities	(1,370)	(1,355)
Change in fair value of put option	(2,304)	0
Others	148	(714)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	8,781	(17,688)
Prepaid and other assets	(840)	(7,538)
Accounts payable	11,401	(2,170)
Receipts in advance and deferred revenue	(9,171)	(7,828)
Taxes payable	(9,900)	3,541
Deferred tax	(8,567)	2,009
Accrued and other short-term liabilities	(20,256)	(8,512)

Net cash provided by /(used in) operating activities	(34,991)	46,768
Cash flows from investing activities:
Purchase of fixed assets	(10,082)	(28,112)
Purchase of intangible and other assets	(28,412)	(18,945)
Proceeds received from maturity of debt securities	82,009	0
Cash received /(paid) related to restricted time deposits	48,764	(39,787)
Proceeds from /(purchase of) short-term investments, net	2,827	(18,010)
Other cash proceeds related to investing activities	1,550	1,287

Net cash provided by /(used in) investing activities	96,656	(103,567)
Cash flows from financing activities:
Issuance of common stock	348	443
Repurchase of Sogou Series A Preferred Shares from noncontrolling shareholders	(47,285)	0
Proceeds /(repayments) of loans from offshore banks	(153,193)	30,000
Payment of contingent consideration	0	(19,658)
Exercise of share-based awards in subsidiary	0	1,329
Proceeds received from early exercise of share-based awards in subsidiary	0	5,258

Net cash provided by /(used in) financing activities	(200,130)	17,372
Effect of exchange rate changes on cash and cash equivalents	(4,398)	4,222

Net decrease in cash and cash equivalents	(142,863)	(35,205)
Cash and cash equivalents at beginning of period	1,287,288	833,535

Cash and cash equivalents at end of period	$1,144,425	$798,330

Supplemental cash flow disclosures:
Barter transactions	716	43
Supplemental schedule of non-cash investing activity:
Consideration payable for acquisition of Shi Ji Guang Su	24,382	0
Consideration payable for acquisition of Doyo	5,026	0
Consideration payable for the purchase of noncontrolling interest in 7Road	2,000	0
Changes in government grant in prepaid and other current assets	0	210
Supplemental schedule of non-cash financing activity:
Transaction expenses payable for issuance of Sogou Series B Preferred Shares and Class B Ordinary Shares	471	0

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Three Months Ended March 31, 2014

(In thousands)

		Sohu.com Inc. Shareholders’ Equity
	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$1,836,720	$44	$601,633	$(143,858)	$116,304	$752,582	$510,015
Issuance of common stock	348	0	348	0	0	0	0
Repurchase of Sogou Series A Preferred Shares from noncontrolling shareholders	(47,285)	0	26,276	0	0	(27,747)	(45,814)
Exercise of right to repurchase from China Web	1,584	0	1,584	0	0	0	0
Share-based compensation expense	5,230	0	4,215	0	0	0	1,015
Settlement of share-based awards in subsidiary	0	0	628	0	0	0	(628)
Purchase equity interests of a VIE from a third party shareholder	(809)	0	11	0	0	0	(820)
Net income attributable to Sohu.com Inc. and noncontrolling interest Shareholders	(56,042)	0	0	0	0	(51,107)	(4,935)
Foreign currency translation adjustment, net of tax	(12,824)	0	0	0	(9,133)	0	(3,691)

Ending balance	$1,726,922	$44	634,695	(143,858)	107,171	673,728	455,142

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

Nature of Operations

Sohu.com Inc. (“Sohu” or the “Company”), a Delaware corporation organized in 1996, is a leading Chinese online media, search and game service group providing comprehensive online products and services on PCs and mobile devices in the People’s Republic of China (the “PRC” or “China”). The Company, together with its wholly-owned and majority-owned subsidiaries and variable interest entities (collectively the “Sohu Group” or the “Group”), mainly offers online advertising services and online game services.

Online advertising and online games are the core businesses of the Sohu Group.

Online Advertising

The online advertising business consists of the brand advertising business as well as the search and others business.

Brand Advertising Business

The Sohu Group’s brand advertising business offers to its users, over its matrices of Chinese language Web content and services, various products and services (such as free of charge content, including news, video, interactive community and other competitive Internet services) across multiple Internet-enabled devices, such as PCs, mobile phones and tablets. It also offers advertisements on Sohu Group Web properties to companies mainly seeking to increase their brand awareness online.

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

On March 24, 2014, Sogou purchased from China Web, pursuant to the Repurchase/Put Option Agreement between Sogou and China Web, 14.4 million Series A Preferred Shares of Sogou, for an aggregate purchase price of $47.3 million.

Pursuant to the Shareholders Agreement, Sohu will hold approximately 53% of the total voting power for the election of the Board of Directors of Sogou, assuming that the remaining repurchase options are exercised, Tencent’s non-voting Class B Ordinary Shares are converted to voting shares, and all share options under the Sogou 2010 Share Incentive Plan and all share options under an arrangement providing for Sogou share-based awards to be available for grants to Sohu management and key employees (the “Sohu Management Sogou Share Option Arrangement”) are granted and exercised. As Sohu is the controlling shareholder of Sogou, Sohu consolidates Sogou in the Sohu Group’s consolidated financial statements, and recognizes noncontrolling interest reflecting economic interests in Sogou held by shareholders other than Sohu.

Online Games

The online game business is conducted by Sohu’s majority-owned subsidiary Changyou.com Limited (“Changyou”). Changyou is a leading online game developer and operator in China as measured by the popularity of its massively multiplayer online game (“MMOG”) Tian Long Ba Bu (“TLBB”) and its Web games DDTank and Wartune (also known as “Shen Qu”), which Changyou developed in-house. Changyou engages in the development, operation and licensing of online games for PCs and mobile devices. Changyou’s online games include MMOGs, which are interactive online games that may be played simultaneously by hundreds of thousands of game players, Web games, which are played over the Internet using a Web browser, and mobile games, which are played on mobile devices with an Internet connection.

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

Basis of Presentation

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The accompanying unaudited condensed consolidated interim financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the three months ended March 31, 2014 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

Reclassification of Mobile Business to Others Business

Commencing in the first quarter of 2014, the Group reclassified the mobile business to the others business, because the Group did not consider the mobile business to be significant enough to constitute a separately-disclosed revenue stream. The mobile business offers mobile related services through mobile products to mobile phone users through cooperation with China mobile network operators. The mobile products consist primarily of short messaging services (“SMS”), interactive voice response (“IVR”), ring-back tones (“RBT”), and mobile video. A majority of the content is purchased from third-party content providers. To conform to current period presentations, certain comparative figures for prior periods have been reclassified accordingly. Such reclassifications amounted to $13.8 million for revenues and $9.3 million for costs for the three months ended March 31, 2013.

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

In connection with the reclassification of the mobile business to the others business, as the CODM does not consider mobile to be a significant business that should be separately reviewed, the Group reclassified the mobile segment to the others segment. There are four reportable segments in the Group, consisting of brand advertising, Sogou (which mainly consists of the search and others business), Changyou (which mainly consists of the online game business) and Others. The Group has restated the presentation of its reportable segments for prior periods to conform to the current presentation.

The following tables present summary information by reportable segment (in thousands):

	Three Months Ended March 31, 2014
	Brand Advertising and Others
	Brand Advertising	Others	Brand Advertising and Others	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$104,570	$13,414	$117,984	$69,972	$180,753	$(3,394)	$365,315
Segment cost of revenues	(60,869)	(7,234)	(68,103)	(31,701)	(39,144)	236	(138,712)

Segment gross profit /(loss)	$43,701	$6,180	49,881	38,271	141,609	(3,158)	226,603

SBC (2) in cost of revenues			356	(31)	(111)	0	214

Gross profit			50,237	38,240	141,498	(3,158)	226,817

Operating expenses:
Product development			(22,507)	(24,183)	(69,558)	1,179	(115,069)
Sales and marketing			(53,444)	(11,040)	(80,573)	3,406	(141,651)
General and administrative			(9,315)	(2,597)	(21,168)	(176)	(33,256)
SBC (2) in operating expenses			(2,745)	(2,826)	(196)	313	(5,454)

Total operating expenses			(88,011)	(40,646)	(171,495)	4,722	(295,430)

Operating profit /(loss)			(37,774)	(2,406)	(29,997)	1,564	(68,613)
Other income			2,028	2,356	617	(1,251)	3,750
Interest income			1,914	452	6,091	0	8,457
Exchange difference			(74)	(85)	737	0	578
Income /(loss) before income tax expense			(33,906)	317	(22,552)	313	(55,828)

Income tax (expense) /benefit			(2,897)	0	2,683	0	(214)

Net income /(loss)			$(36,803)	$317	$(19,869)	$313	$(56,042)

Note (1):	The elimination for segment revenues mainly consists of marketing services provided by the brand advertising segment (banner advertisements etc.) to the Changyou segment.
Note (2):	“SBC” stands for share-based compensation expense.

	Three Months Ended March 31, 2013
	Brand Advertising and Others
	Brand Advertising	Others	Brand Advertising and Others	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$75,668	$18,403	$94,071	$39,330	$177,585	$(3,390)	$307,596
Segment cost of revenues	(42,221)	(10,543)	(52,764)	(20,790)	(30,029)	124	(103,459)

Segment gross profit /(loss)	$33,447	$7,860	41,307	18,540	147,556	(3,266)	204,137

SBC (2) in cost of revenues			(78)	(2)	10	0	(70)

Gross profit			41,229	18,538	147,566	(3,266)	204,067

Operating expenses:
Product development			(18,693)	(12,781)	(19,995)	0	(51,469)
Sales and marketing			(40,873)	(7,927)	(13,017)	3,266	(58,551)
General and administrative			(7,751)	(1,640)	(12,704)	0	(22,095)
SBC (2) in operating expenses			(624)	(150)	(242)	0	(1,016)

Total operating expenses			(67,941)	(22,498)	(45,958)	3,266	(133,131)

Operating profit /(loss)			(26,712)	(3,960)	101,608	0	70,936
Other income			1,224	4	1,303	0	2,531
Interest income			2,467	334	3,900	0	6,701
Exchange difference			(124)	4	(1,865)	0	(1,985)
Income /(loss) before income tax expense			(23,145)	(3,618)	104,946	0	78,183

Income tax (expense) /benefit			(3,385)	0	(16,633)	0	(20,018)

Net income /(loss)			$(26,530)	$(3,618)	$88,313	$0	$58,165

Note (1):	The elimination for segment revenues mainly consists of marketing services provided by the brand advertising segment (banner advertisements etc.) to the Changyou segment.
Note (2):	“SBC” stands for share-based compensation expense.

	As of March 31, 2014
	Brand Advertising and Others	Sogou	Changyou	Eliminations	Consolidated
Cash and cash equivalents	$535,980	$198,978	$409,467	$0	$1,144,425
Accounts receivable, net	89,812	19,293	35,751	(371)	144,485
Fixed assets, net	253,337	53,192	247,135	0	553,664
Total assets (1)	$1,144,770	$298,846	$1,407,566	$(152,308)	$2,698,874

Note (1):	The elimination for segment assets mainly consists of elimination of long-term investments in subsidiaries and consolidated VIEs.

	As of December 31, 2013
	Brand Advertising and Others	Sogou	Changyou	Eliminations	Consolidated
Cash and cash equivalents	$498,058	$240,746	$548,484	$0	$1,287,288
Accounts receivable, net	102,823	15,705	35,996	(182)	154,342
Fixed assets, net	257,307	60,461	246,674	0	564,442
Total assets (1)	$1,221,003	$350,256	$1,585,212	$(157,756)	$2,998,715

Note (1):	The elimination for segment assets mainly consists of elimination of long-term investments in subsidiaries and consolidated VIEs.

3.	Share-Based Compensation Expense

Sohu, Changyou, Sogou, and Fox Video Limited (“Sohu Video”) have incentive plans, and prior to June 28, 2013 7Road.com Limited (“7Road”) had an incentive plan, for the granting of share-based awards, including common stock or ordinary shares, share options, restricted shares and restricted share units, to their executive officers, management and employees.

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

Sohu Video Share-based Awards

On January 4, 2012, Sohu Video, the holding entity of Sohu’s video division, adopted a 2011 Share Incentive Plan (the “Video 2011 Share Incentive Plan”) which provides for the issuance of up to 25,000,000 ordinary shares of Sohu Video (amounting to 10% of the outstanding Sohu Video shares on a fully-diluted basis) to management and key employees of the video division and to Sohu management. As of March 31, 2014, grants of options for the purchase of 16,368,200 ordinary shares of Sohu Video had been made and were effective under the Video 2011 Share Incentive Plan.

For purposes of ASC 718, no grant date may be established until mutual understanding of the option awards’ key terms and conditions between Sohu Video and the recipients can be reached, and such mutual understanding cannot be reached until the enterprise value of Sohu Video and hence the fair value of the options is determinable and can be accounted for.

Management concluded that as of March 31, 2014 certain significant factors necessary to determine the fair value of Sohu’s video division remained uncertain. On the basis that the broader terms and conditions of the option awards had neither been finalized nor mutually agreed with the recipients, no grant of options had occurred for purposes of ASC 718 and hence no share-based compensation expense was recognized for the three months ended March 31, 2014.

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

As the original awards of restricted share units made under the 7Road 2012 Share Incentive Plan included as a vesting condition the completion of an initial public offering, which is not considered probable until it occurs, no share-based compensation expense was recognized for the fair value of the original awards. Incremental compensation expense, which is not classified as share-based compensation expense, is equal to the fair values of the two new compensation schemes included in the exchange program as of the date of the modification resulting from the exchange program.

For Scheme I, the modification resulted in total incremental compensation expense of $5.7 million, which will be recognized in the consolidated statements of comprehensive income ratably over the remaining vesting period of the awards for each tranche. For the three months ended March 31, 2014, compensation expense of $0.3 million was recognized in the consolidated statements of comprehensive income. As of March 31, 2014, 7Road paid $2.6 million in cash bonuses under Scheme I.

For Scheme II, the incremental compensation expense varies depending on 7Road’s financial performance. In the third quarter of 2013, 7Road granted to an additional 48 7Road employees the right to receive an annual cash bonus under Scheme II with the same terms as described above. For the three months ended March 31, 2014, compensation expense of $32,000 was recognized in the consolidated statements of comprehensive income.

Share-based Compensation Expense Recognition

Share-based compensation expense was recognized in costs and /or expenses for the three months ended March 31, 2014 and 2013, respectively, as follows (in thousands):

	Three Months Ended March 31,
Share-based compensation expense	2014	2013
Cost of revenues (1)	$(214)	$70
Product development expenses	2,653	350
Sales and marketing expenses	703	172
General and administrative expenses	2,098	494

	$5,240	$1,086

Note (1):	In the first quarter of 2014, the Group trued up the shared-based compensation expense for forfeited restricted share units which would have become fully vested during the quarter.

Share-based compensation expense was recognized for share awards of Sohu, Changyou and Sogou as follows (in thousands):

	Three Months Ended March 31,
Share-based compensation expense	2014	2013
For Sohu share-based awards	$2,628	$861
For Changyou share-based awards	280	209
For Sogou share-based awards (2)	2,332	16

	$5,240	$1,086

Note (2):	Also includes compensation expense for Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search-related businesses. See Note 11 - Sohu.com Inc. Shareholders’ Equity.

There was no share-based compensation expense recognized for the share-based awards of Sohu Video and 7Road for any of the periods presented in the above table.

There was no capitalized share-based compensation expense for the three months ended March 31, 2014 and 2013.

4.	Changyou Employee Incentive Plans

On February 8, 2014, Changyou’s Board of Directors approved three new employee incentive plans with terms of 10 years, effective January 1, 2014, under which Changyou may pay compensation to employees based on Changyou’s profits, or the profits of specified projects. Eligible employees will receive a cash award from the plans as a bonus based on the number of employee incentive instruments they hold in the plans.

Under two of these three plans, Changyou may pay compensation to employees based on Changyou’s profits. Changyou will distribute to eligible employees who participate in the plans up to 5% of Changyou’s annual adjusted net profits. Combined, these two plans will distribute up to 10% of Changyou’s annual adjusted net profits. Eligible employees will participate in these plans by paying an amount to purchase instruments that will entitle them, while they are employed by Changyou, to receive annual compensation under the plans. After four years of service to Changyou, employees who participate in either of these two plans will be entitled to sell their instruments to other employees at any time during their employment with Changyou at a price negotiated between the two employees, and by doing so would be compensated with the present value of their expected future cash bonuses for the remaining period of the incentive plans. Management concluded that compensation expense associated with these two plans should be accounted for by analogy to deferred compensation arrangements, and that the present value of the amounts forecasted to be distributed under the plans should be amortized over the first four years after the effective date of the plans, before the instruments are first allowed to be transferred to other employees; that the present value of future cash bonuses in the remaining period should be re-measured at each reporting date; that the gain or loss resulting from the re-measurement in the first four years should be amortized over the remaining portion of the four-year period; and that the gain or loss after the four-year period should be booked immediately. For the three months ended March 31, 2014, compensation expense recognized for these two plans was $1.3 million.

The third employee incentive plan is structured to allow eligible employees to receive up to 20% of the annual adjusted net profits of projects that they work on. Unlike under the first two plans, certain of the incentive instruments to be issued under this plan will permit participating employees to sell the instruments to other employees at any time during their employment, and certain of the incentive instruments will not permit participating employees to sell their instruments to other employees. Management concluded that compensation expense in the former case should be accounted for by analogy to deferred compensation arrangements, and accordingly should be accrued as of the effective date of the plan at the then present value of the amounts forecasted to be distributed under the plan; that the gain or loss resulting from the re-measurement of the cash bonus in the remaining period of the plan should be booked immediately; and that compensation expense in the latter case should be recognized when the amount of relevant distributions under these plans is determined and Changyou’s obligations are established each year. For the three months ended March 31, 2014, compensation expense recognized for this plan was $25.2 million.

5.	Fair Value Measurements

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

The following table sets forth the financial instruments, measured at fair value, by level within the fair value hierarchy as of March 31, 2014 (in thousands):

		Fair value measurements at reporting date using
Items	As of March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$357,832	$0	$357,832	$0
Restricted time deposits	381,406	0	381,406	0

Total Assets	$739,238	$0	$739,238	$0

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

The following table sets forth the reconciliation of the fair value measurements using significant unobservable inputs (level 3) from December 31, 2013 to March 31, 2014 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Debt Securities	Put Option
Beginning balance at December 31, 2013	$82,009	$3,888

Transactions:
Change in fair value	0	(2,304)
Currency translation adjustment	(736)	0
Financial instruments matured /exercised	(81,273)	(1,584)

Ending balance at March 31, 2014	$0	$0

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

Changyou Loans from Offshore Banks, Secured by Time Deposits

In 2012 and 2013, Changyou drew down loans from offshore branches of certain banks for the purposes of expediting the payment of a special one-time cash dividend to its shareholders, providing working capital to support its overseas operations, and funding its acquisitions and its share repurchase program. These bank loans are secured by an equivalent or greater amount of RMB deposits by Changyou in the onshore branches of such banks. The loans from the offshore branches of the lending banks are classified as short-term bank loans or long-term bank loans according to their payment terms.

As of March 31, 2014, the total amount of the bank loans was $257 million, all of which carried a floating rate of interest based on the London Inter-Bank Offered Rate (“LIBOR”). For the three months ended March 31, 2014 and March 31, 2013, interest income from the restricted time deposits securing the loans was $4.2 million and $2.8 million, respectively, and interest expense on the bank loans was $1.7 million and $1.9 million, respectively.

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

As of March 31, 2014, the Sohu Group’s investment in financial instruments was nil. For the three months ended March 31, 2014 and 2013, the Sohu Group recorded in the consolidated statements of comprehensive income change in the fair value of short-term investments in the amount of $16,000 and $0.7 million, respectively.

Investments in Debt Securities

In September 2010, Sohu purchased from a PRC-based company (the “Debtor”) a convertible debt security in the principal amount of $74.6 million (or RMB0.5 billion) with interest, payable quarterly in cash, of 3.8% per annum and an initial maturity of twelve months, subject to extension in Sohu’s sole discretion for additional six-month periods. The Debtor’s obligations on the debt were secured by a pledge from the Debtor’s parent company of its entire equity interest in the Debtor. The Company extended the maturity of the security, at an interest rate of 6.8% per annum, for successive six-month periods through March 2014. Under the terms of the security, the Company had the option, exercisable on March 31, 2014, to convert the outstanding principal into fixed percentages of equity interests in two companies which are affiliates of the Debtor. On March 31, 2014, the Company neither extended the debt security nor exercised the option, and accordingly the $81.3 million (or RMB0.5 billion) principal amount of the security was repaid to the Company on that date.

For the three months ended March 31, 2014 and 2013, interest income from this debt security amounted to $1.37 million and $1.35 million, respectively.

The Sohu Group elected the fair value option to account for its investments in debt securities at their initial recognition. Changes in fair value were recognized in other income /(expense). For the three months ended March 31, 2014 and 2013, there was no change in fair value. To estimate fair value, the Group used the income approach, which considers the estimated future return from the investment and the probabilities of getting these returns. The Group classifies the valuation techniques that use these inputs as Level 3 of fair value measurements.

Repurchase Options and Put Option for Sogou Series A Preferred Shares

As discussed in Note 1 - The Company and Basis of Presentation, in September 2013, Sogou entered into Repurchase Option Agreements with Sohu Search and Photon, and a Repurchase/Put Option Agreement with China Web, with respect to Series A Preferred Shares of Sogou held by them. On March 24, 2014, Sogou purchased from China Web, pursuant to the Repurchase/Put Option Agreement between Sogou and China Web, 14.4 million Series A Preferred Shares of Sogou, for an aggregate purchase price of $47.3 million.

Sogou’s repurchase options with Photon and China Web were initially recognized in additional paid-in capital in the Sohu Group’s consolidated balance sheets at fair value when the agreements were signed. Any subsequent changes in the fair values of the repurchase options were not and will not be recognized. On March 24, 2014, the repurchase option with China Web was exercised by Sogou. As of March 31, 2014, the remaining balance for the repurchase option with Photon in additional paid-in capital was $1.2 million, based on the fair value of the repurchase option on September 16, 2013.

China Web’s put option with Sogou was initially recognized in other short-term liabilities in the Sohu Group’s consolidated balance sheets at fair value when the agreement was signed. Subsequent changes in the fair values of the put option were recognized quarterly in other income /(expense) in the Sohu Group’s consolidated statements of comprehensive income. In the first quarter of 2014, while the put option remained outstanding, the changes in the fair value of the put option of $2.3 million were recognized in other income in the Sohu Group’s consolidated statements of comprehensive income. After Sogou’s repurchase of the Series A Preferred Shares from China Web, the other short-term liabilities recognized with respect to China Web were reversed to zero.

Management determined the fair values of the repurchase options with Photon and China Web when the agreements were signed, and of the put option with China Web before Sogou exercised the repurchase option, using the binominal model, with a discount for lack of marketability, given that the repurchase options and the put option were not publicly traded at the time of grant. Management made the determination with the assistance of a qualified professional appraiser using management’s estimates and assumptions. The Sohu Group classifies the valuation techniques that use these inputs as Level 3 of fair value measurements.

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

6.	Goodwill

The changes in the carrying value of goodwill by segment are as follows (in thousands):

	Brand Advertising and others	Sogou	Changyou	Total
Balance as of December 31, 2013
Goodwill	$58,042	$6,290	$185,452	$249,784
Accumulated impairment losses	(35,788)	0	(5,201)	(40,989)

	$22,254	$6,290	$180,251	$208,795
Transactions in 2014
Measurement period adjustment of goodwill for the acquisition of Soso search-related businesses from Tencent	0	519	0	519
Foreign currency translation adjustment	(2)	(57)	(1,222)	(1,281)

Balance as of March 31, 2014	$22,252	$6,752	$179,029	$208,033

Balance as of March 31, 2014
Goodwill	$58,040	$6,752	$184,230	$249,022
Accumulated impairment losses	(35,788)	0	(5,201)	(40,989)

	$22,252	$6,752	$179,029	$208,033

7.	Taxation

Sohu.com Inc. is subject to United States (“U.S.”) income tax, and Changyou’s income that is from a U.S. source is generally subject to U.S. income tax. The majority of the subsidiaries and VIEs of the Sohu Group are based in mainland China and are subject to income taxes in the PRC. These China-based subsidiaries and VIEs conduct substantially all of the Sohu Group’s operations, and generate most of the Sohu Group’s income or losses.

The Group did not have any penalties or significant interest associated with tax positions for the three months ended March 31, 2014, nor did the Group have any significant unrecognized uncertain tax positions for the three months ended March 31, 2014.

PRC Corporate Income Tax

The PRC Corporate Income Tax Law (the “CIT Law”) applies an income tax rate of 25% to all enterprises but grants preferential tax treatment to High and New Technology Enterprises (“HNTEs”). Under this preferential tax treatment, HNTEs can enjoy an income tax rate of 15% for three years, but need to re-apply after the end of the three-year period. In addition, the CIT Law and its implementing regulations provide that a “Software Enterprise” can enjoy an income tax exemption for two years beginning with its first profitable year and a 50% reduction to a rate of 12.5% for the subsequent three years. An entity that qualifies as a “Key National Software Enterprise” can enjoy a further reduced preferential income tax rate of 10% for two years, but need to re-apply after the end of the two-year period.

Entities Qualified as HNTEs

As of March 31, 2014, the following entities were qualified as HNTEs: Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”), Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”), Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”), Sogou Information, Changyou’s China-based subsidiary Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”), Changyou’s China-based VIE Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”), and Shenzhen 7Road Technology Co., Ltd. (“Shenzhen 7Road”).

Entities Qualified as Software Enterprises

As of March 31, 2014, the following entities were qualified as Software Enterprises: AmazGame, Shenzhen 7Road, Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”), ICE Information Technology (Shanghai) Co., Ltd. (“ICE Information”), Shanghai ICE Information Technology Co., Ltd. (“Shanghai ICE”) and Shenzhen 7Road Network Technologies Co., Ltd. (“7Road Technology”). AmazGame also qualified as a “Key National Software Enterprise.”

Applicable Income Tax Rate

For the three months ended March 31, 2014, Sohu Era, Sohu Media, Sohu Internet, Sogou Technology, Sogou Information, Gamease and Shenzhen7Road were entitled to an income tax rate of 15% as HNTEs. Gamespace and Shanghai ICE were entitled to an income tax rate of 12.5% as Software Enterprises. 7Road Technology was in its second income tax exemption year as a Software Enterprise. AmazGame was entitled to an income tax rate of 10% as a Key National Software Enterprise. ICE Information was not subject to income tax as it has been incurring losses.

Sohu Era, Sohu Media, Sogou Technology, AmazGame, Gamease and Shenzhen 7Road will need to re-apply for HNTE status at least three months prior to September 2014, Sohu Internet and Sogou Information will need to re-apply for HNTE status in 2015, and AmazGame will need to re-apply for Key National Software Enterprise in 2014.

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

In order to fund the distribution of a dividend to shareholders of Sohu’s majority-owned subsidiary Changyou, Changyou’s board of directors determined to cause one of its PRC subsidiaries to declare and distribute a cash dividend of all of its 2012 stand alone earnings and half of its 2013 and 2014 stand alone earnings to its direct overseas parent company, Changyou HK. With the exception of that dividend, the Sohu Group does not intend to have any of its PRC subsidiaries distribute any undistributed profits of such subsidiaries to their direct overseas parent companies, but rather intends that such profits will be permanently reinvested by such subsidiaries for their PRC operations.

PRC Value-Added Tax and Business Tax

Effective September 1, 2012, a pilot program (the “Pilot Program”) for transition from the imposition of PRC business tax (“Business Tax”) to the imposition of value-added tax (“VAT”) for revenues from certain industries was expanded from Shanghai to eight other cities and provinces in China, including Beijing and Tianjin. Commencing August 1, 2013 the Pilot Program was expanded to all regions in the PRC. All the Sohu Group’s brand advertising and search revenues as well as certain online game revenues were subject to the Pilot Program.

VAT payable on advertising and search revenues as well as online game revenues from Changyou’s Web game operations that were not developed in house is the difference between the output VAT (at a rate of 6%) and available input VAT amount (at the rate applicable to the supplier). Other online game revenues were not affected by the Pilot Program. Before and after the Pilot Program, revenues from MMOG operations are subject to a 5% Business Tax, and revenues of 7Road that deemed to be derived from the sale of software are subject to VAT. VAT payable by 7Road is at a rate of 17%, with a 14% immediate tax refund irrespective of the availability of any input VAT, resulting in a net rate of 3%.

The Group adopted the net presentation method for its brand advertising and search businesses both before and after the implementation of the Pilot Program. The Group adopted the gross presentation method for revenues of 7Road deemed to be derived from the sale of software both before and after the implementation of the Pilot Program.

U.S. Corporate Income Tax

Sohu.com Inc. is a Delaware corporation that is subject to U.S. corporate income tax on its taxable income at a rate of 34% or 35%. To the extent that it has U.S. taxable income, the Sohu Group accrues U.S. corporate income tax in its consolidated statements of comprehensive income and makes estimated tax payments as and when required by U.S. law.

8.	Commitments and Contingencies

Unconditional Obligations

As of March 31, 2014, the Sohu Group had commitments for bandwidth purchases in the amount of $79.2 million, commitments for operating leases in the amount of $68.3 million, commitments for purchases of games developed by third-parties in the amount of $49.5 million, commitments for video content purchases in the amount of $39.3 million, commitments for purchases of cinema advertisement slot rights in the amount of $29.2 million and commitments for other content and service purchases in the amount of $25.0 million.

Litigation

The Sohu Group is a party to various litigation matters which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Group’s business, results of operations, financial condition and cash flows.

PRC Law and Regulations

The Chinese market in which the Sohu Group operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability to operate an Internet business and to conduct brand advertising, search and others, online game, and others services in the PRC. Though the PRC has, since 1978, implemented a wide range of market-oriented economic reforms, continued reforms and progress towards a full market-oriented economy are uncertain. In addition, the telecommunication, information, and media industries remain highly regulated. Restrictions are currently in place and are unclear with respect to which segments of these industries foreign-owned entities, like the Sohu Group, may operate. The Chinese government may issue from time to time new laws or new interpretations of existing laws to regulate areas such as telecommunication, information and media. Certain risks related to PRC law that could affect the Sohu Group’s VIE structure are discussed in Note 10 - VIE.

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

9.	Contingent Consideration

The agreement for Changyou’s acquisition of Beijing Doyo Internet Technology Co., Ltd. (“Doyo”) includes a contingent consideration arrangement that requires additional consideration to be paid by Changyou based on the achievement of specified performance milestones by Doyo for the fiscal years 2013 through 2015. The range of the undiscounted amounts Changyou could pay under the contingent consideration agreement is between nil and $7.3 million. The fair value of the contingent consideration, in the amount of $4.8 million, was recognized on the acquisition date using the income approach /discounted cash flow method with a scenario analysis applied. There were no indemnification assets involved. For the three months ended March 31, 2014, change in the fair value of the contingent consideration was nil.

The agreement for Changyou’s acquisition of the RaidCall Business includes a contingent consideration arrangement that gives Changyou the right to acquire additional shares of TalkTalk Limited (“TalkTalk”) at no cost if specified conditions occur through the 2014 fiscal year. The range of the additional shares of TalkTalk that Changyou could acquire under the contingent consideration arrangement is between nil and 7.5% of the outstanding shares of TalkTalk on a post-issuance fully-diluted basis. The fair value of the contingent consideration recognized on the acquisition date was nil, as management determined that it is unlikely that the specified conditions will occur and that as a result the fair value and the financial impact on recognition of the noncontrolling interest was zero. For the three months ended March 31, 2014, change in the fair value of the contingent consideration was nil.

10.	VIE

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

Under contractual agreements with the Sohu Group, Dr. Charles Zhang and those other executive officers and employees of the Sohu Group who are shareholders of the consolidated VIEs are required to transfer their ownership in these entities to the Group, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Group at any time as requested by the Group to repay the loans outstanding. All voting rights of the consolidated VIEs are assigned to the Sohu Group, and the Group has the right to designate all directors and senior management personnel of the consolidated VIEs, and also has the obligation to absorb losses of the consolidated VIEs. Dr. Charles Zhang and those other executive officers and employees of the Sohu Group who are shareholders of the consolidated VIEs have pledged their shares in the consolidated VIEs as collateral for the loans. As of March 31, 2014, the aggregate amount of these loans was $14.9 million.

Under its contractual arrangements with the consolidated VIEs, the Sohu Group has the power to direct activities of the VIEs, and can have assets transferred freely out of the VIEs without any restrictions. Therefore, the Group considers that there is no asset of a consolidated VIE that can be used only to settle obligations of the VIEs, except for registered capital and PRC statutory reserves of the VIEs. As of March 31, 2014, the registered capital and PRC statutory reserves of the consolidated VIEs totaled $56.4 million. As all of the consolidated VIEs are incorporated as limited liability companies under the PRC Company Law, creditors of the consolidated VIEs do not have recourse to the general credit of the Sohu Group for any of the liabilities of the consolidated VIEs. Currently there is no contractual arrangement that could require the Sohu Group to provide additional financial support to the consolidated VIEs. As the Sohu Group is conducting certain business in the PRC mainly through the consolidated VIEs, the Group may provide such support on a discretionary basis in the future, which could expose the Group to a loss.

The following is a summary of the consolidated VIEs within the Sohu Group:

Basic Information

Corporate

High Century

Beijing Century High Tech Investment Co., Ltd. (“High Century”) was incorporated in 2001. As of March 31, 2014, the registered capital of High Century was $4.6 million and Dr. Charles Zhang and Wei Li held 80% and 20% interests, respectively, in this entity.

Sohu Entertainment

Sohu Entertainment was incorporated in 2002. As of March 31, 2014, the registered capital of Sohu Entertainment was $1.2 million and Xin Wang (Belinda Wang), Sohu’s outgoing Co-President and Chief Operating Officer, and Ye Deng, a Vice President of Sohu, held 80% and 20% interests, respectively, in this entity. In April 2014, after Xin Wang’s resignation, Xin Wang and Ye Deng, respectively, transferred their equity interests to Dr. Charles Zhang and Wei Li.

Sohu Internet

Sohu Internet was incorporated in 2003. As of March 31, 2014, the registered capital of Sohu Internet was $1.6 million and High Century and Sohu Entertainment held 75% and 25% interests, respectively, in this entity.

SohuPay

SohuPay Science and Technology Co., Ltd. (“SohuPay”) was incorporated in January 2014. As of March 31, 2014, the registered capital of SohuPay was $16.4 million and Sohu Internet held 100% of the equity interests in this entity.

For the Online Advertising Business

Brand Advertising Business

Donglin

Beijing Sohu Donglin Advertising Co., Ltd. (“Donglin”) was incorporated in 2010. As of March 31, 2014, the registered capital of Donglin was $1.5 million and High Century and Sohu Internet each held a 50% interest in this entity.

Pilot New Era

Beijing Pilot New Era Advertising Co., Ltd. (“Pilot New Era”) was incorporated in 2010. As of March 31, 2014, the registered capital of Pilot New Era was $0.7 million and High Century and Sohu Internet each held a 50% interest in this entity.

Focus Yiju

Beijing Focus Yiju Network Information Technology Co., Ltd. (“Focus Yiju”) was acquired in 2011. As of March 31, 2014, the registered capital of Focus Yiju was $1.6 million and High Century held 100% of the equity interests in this entity.

Tianjin Jinhu

Tianjin Jinhu Culture Development Co., Ltd. (“Tianjin Jinhu”) was incorporated in 2011. As of March 31, 2014, the registered capital of Tianjin Jinhu was $0.5 million and Ye Deng and Xuemei Zhang each held a 50% interest in this entity.

Search and Others Business

Sogou Information

Sogou Information was incorporated in 2005. As of March 31, 2014, the registered capital of Sogou Information was $2.5 million and Xiaochuan Wang, Sogou’s Chief Executive Officer, High Century and Tencent held 10%, 45% and 45% interests, respectively, in this entity.

Shi Ji Guang Su

Shenzhen Shi Ji Guang Su Information Technology Co., Ltd. (“Shi Ji Guang Su”) was acquired in September 2013. As of March 31, 2014, the registered capital of Shi Ji Guang Su was $3.2 million and Sogou Information held 100% of the equity interests in this entity.

For the Online Game Business

Gamease

Gamease was incorporated in 2007. As of March 31, 2014, the registered capital of Gamease was $1.3 million and Tao Wang, Chief Executive Officer of Changyou, and Dewen Chen, President of Changyou, held 60% and 40% interests, respectively, in this entity.

Shanghai ICE

Shanghai ICE was acquired by Changyou in 2010. As of March 31, 2014, the registered capital of Shanghai ICE was $1.2 million and Runa Pi and Rong Qi each held a 50% interest in this entity.

Guanyou Gamespace

Guanyou Gamespace was incorporated in 2010. As of March 31, 2014, the registered capital of Guanyou Gamespace was $1.5 million and Tao Wang and Dewen Chen held 60% and 40% interests, respectively, in this entity.

Zhi Hui You

Beijing Zhi Hui You Information Technology Co., Ltd. (“Zhi Hui You”) was incorporated in 2011. Initially Jing Zhou, who is a Sohu employee, and a third party entity each held 50% of the equity interests in this entity. In the first quarter of 2014, Jing Zhou and the third party entity transferred all of their equity interests in Zhi Hui You to Changyou’s VIE Guanyou Gamespace. As of March 31, 2014, the registered capital of Zhi Hui You was $1.6 million and Guanyou Gamespace held 100% of the equity interests in this entity.

Shenzhen 7Road

68.258% of the equity interests of Shenzhen 7Road were acquired by Gamease in 2011. The remaining 31.742% of the equity interests of Shenzhen 7Road were acquired by Gamease on May 1, 2013. As of March 31, 2014, the registered capital of Shenzhen 7Road was $1.5 million and Gamease held 100% of the equity interests in this entity.

Doyo

Doyo was acquired by Guanyou Gamespace in November 2013. As of March 31, 2014, the registered capital of Doyo was $1.6 million and Guanyou Gamespace held 100% of the equity interests in this entity.

Changyou e-pay

Beijing Changyou e-pay Co. Ltd. (“Changyou e-pay”) was incorporated in 2013. As of March 31, 2014, the registered capital of Changyou e-pay was $1.6 million and Gamease held 100% of the equity interests in this entity.

For the Others Business

GoodFeel

Beijing GoodFeel Technology Co., Ltd. (“GoodFeel”) was acquired in 2004. As of March 31, 2014, the registered capital of GoodFeel was $1.2 million and James Deng and Jing Zhou, held 58.1% and 41.9% interests, respectively, in this entity.

21 East Beijing

Beijing 21 East Culture Development Co., Ltd. (“21 East Beijing”) was acquired in 2006. As of March 31, 2014, the registered capital of 21 East Beijing was $1.6 million and High Century held 100% of the equity interests in this entity.

Yi He Jia Xun

Beijing Yi He Jia Xun Information Technology Co., Ltd. (“Yi He Jia Xun”) was acquired in September 2011. As of March 31, 2014, the registered capital of Yi He Jia Xun was $2.1 million and Gang Fang and Yanfeng Lv each held a 50% interest in this entity.

Financial Information

The following financial information of the Sohu Group’s consolidated VIEs is included in the accompanying consolidated financial statements (in thousands):

	As of
	March 31, 2014	December 31, 2013
ASSETS:
Cash and cash equivalents	78,056	112,316
Short-term investments	0	2,460
Accounts receivable, net	80,122	95,595
Prepaid and other current assets	43,467	41,838
Intercompany receivables due from the Company’s subsidiaries	113,931	223,877

Total current assets	$315,576	$476,086

Fixed assets, net	7,997	8,190
Goodwill	138,733	139,478
Intangible assets, net	36,911	35,135
Other non-current assets	60,700	61,550

Total assets	$559,917	$720,439

LIABILITIES:
Accounts payable	13,281	16,167
Accrued and other short-term liabilities	103,468	343,834
Receipts in advance and deferred revenue	44,976	60,140
Intercompany payables due to the Company’s subsidiaries	159,400	12,059

Total current liabilities	$321,125	$432,200

Other long-term liabilities	9,247	9,560

Total liabilities	$330,372	$441,760

	Three months ended March 31,
	2014	2013
Net revenue	$251,120	$246,421
Net income /(loss)	$(44,674)	$10,782

For the table below, consolidated VIEs under the Brand advertising, Sogou and Others segments are classified as Sohu’s VIEs, and consolidated VIEs under the Changyou segment are classified as Changyou’s VIEs.

Cash flows of Sohu’s VIEs

	Three months ended March 31,
	2014	2013
Net cash provided by operating activities	$14,274	$404
Net cash provided by /(used in) investing activities	$699	$(11)
Net cash provided by financing activities	$0	$0

Cash flows of Changyou’s VIEs

	Three months ended March 31,
	2014	2013
Net cash provided by operating activities	$24,608	$14,271
Net cash used in investing activities	$(73,092)	$(20,860)
Net cash provided by financing activities	$0	$0

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

Loan and share pledge agreements between Sohu Era and the respective shareholders of GoodFeel: These loan agreements provide for loans to the shareholders of GoodFeel for them to make contributions to the registered capital of GoodFeel in exchange for the equity interests in GoodFeel, and under these pledge agreements the shareholders pledge those equity interests to Sohu Era as security for the loans. The loan agreements include powers of attorney that give Sohu Era the power to appoint nominees to act on behalf of the shareholders of GoodFeel in connection with all actions to be taken by GoodFeel. Pursuant to the loan agreements, the shareholders executed in blank transfers of their equity interests in GoodFeel, which transfers are held by the Sohu Group’s legal department and may be completed and effected at Sohu Era’s election.

Loan and share pledge agreements between Sohu Era and the shareholders of Yi He Jia Xun. The loan agreement provides for loans to the individual shareholders of Yi He Jia Xun, to be used by them to make contributions to the registered capital of Yi He Jia Xun in exchange for the equity interest in Yi He Jia Xun. The loans are interest free-and are repayable on demand, but the shareholders may repay the loans only by transferring to Sohu Era their equity interest in Yi He Jia Xun. Under the pledge agreements, all of the shareholders of Yi He Jia Xun pledge their equity interests to Sohu Era to secure the performance of their obligations under the various VIE-related agreements. If any shareholder of Yi He Jia Xun breaches any of his or its obligations under any VIE-related agreements, Sohu Era is entitled to exercise its right as the beneficiary under the share pledge agreement. The share pledge agreement terminates only after all of the obligations of the shareholders under the various VIE-related agreements are no longer in effect.

Exclusive equity interest purchase right agreements between Sohu Era, Yi He Jia Xun and the shareholders of Yi He Jia Xun. Pursuant to these agreements, Sohu Era and any third party designated by it have the right, exercisable at any time when it becomes legal to do so under PRC law, to purchase from the shareholders of Yi He Jia Xun all or any part of their equity interests at a purchase price equal to the shareholders’ initial contributions to registered capital.

Business operation agreement among Sohu Era, Yi He Jia Xun and the shareholders of Yi He Jia Xun. The agreement sets forth the right of Sohu Era to control the actions of the shareholders of Yi He Jia Xun. The agreement has a term of 10 years, renewable at the request of Sohu Era.

Powers of Attorney executed by the shareholders of Yi He Jia Xun in favor of Sohu Era with a term of 10 years, extendable at the request of Sohu Era. These powers of attorney give Sohu Era the right to appoint nominees to act on behalf of each of the two Yi He Jia Xun shareholders in connection with all actions to be taken by Yi He Jia Xun.

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

Share pledge agreement among ICE Information, Shanghai ICE and the shareholders of Shanghai ICE. Under this agreement the shareholders pledge to ICE Information their equity interests in Shanghai ICE to secure the performance of their obligations under the call option agreement described above and Shanghai ICE’s obligations to ICE Information under their business agreements described below.

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

The Sohu Group’s operations and businesses rely on the operations and businesses of its VIEs, which hold certain recognized and unrecognized revenue-producing assets. The recognized revenue-producing assets include goodwill and intangible assets acquired through business acquisitions. Goodwill primarily represents the expected synergies from combining an acquired business with the Group. Intangible assets acquired through business acquisitions mainly consist of customer relationships, non-compete agreements, user bases, copyrights, trademarks and developed technologies. Unrecognized revenue-producing assets mainly consist of licenses and intellectual property. Licenses include operations licenses, such as internet information service licenses and licenses for providing content. Intellectual property developed by Sohu mainly consists of patents, copyrights, trademarks, and domain names. The Group’s operations and businesses may be adversely impacted if the Group loses the ability to use and enjoy assets held by these VIEs.

VIE Not Consolidated within the Sohu Group

In December 2012, the Sohu Group acquired, for a price of $1.6 million, a 25% equity interest in a VIE to support the Group’s brand advertising business. Since the Sohu Group neither has the power to direct this VIE’s activities that will significantly impact its economic performance nor has the obligation to absorb losses of, or the right to receive benefits from, this VIE that could potentially be significant to this VIE, the Group is not the primary beneficiary and, accordingly, the Group recognizes the investment under the equity method. In assessing its maximum exposure to a loss on the investment compared to the cost of its investment, the Sohu Group determined that it did not have further obligations exceeding the cost of the investment and that there were no terms of the investment arrangement that could require the Sohu Group to provide further financial support to the VIE.

11.	Sohu.com Inc. Shareholders’ Equity

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

For the three months ended March 31, 2014 and 2013, the Company did not repurchase any shares of its common stock.

Stock Incentive Plan

Sohu, Changyou, Sogou, and Sohu Video have incentive plans, and prior to June 28, 2013 7Road had an incentive plan, for the granting of share-based awards, including common stock or ordinary shares, share options, restricted shares and restricted share units, to their directors, executive officers, and employees.

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

For the three months ended March 31, 2014 and 2013, total share-based compensation expense recognized for awards under the Sohu 2000 Stock Incentive Plan was $1.4 million and $0.7 million, respectively.

i) Summary of share option activity

A summary of share option activity under the Sohu 2000 Stock Incentive Plan as of and for the three months ended March 31, 2014 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at January 1, 2014	147	$18.87	1.39	$7,958
Exercised	(18)	19.27
Forfeited or expired	0

Outstanding at March 31, 2014	129	18.81	1.15	5,976

Vested at March 31, 2014	129	18.81	1.15	5,976

Exercisable at March 31, 2014	129	18.81	1.15	5,976

Note (1):	The aggregate intrinsic value in the preceding table represents the difference between Sohu’s closing stock price of $65.09 on March 31, 2014 and the exercise price of share options. The total intrinsic value of share options exercised for the three months ended March 31, 2014 was $1.1 million.

No options have been granted under Sohu’s 2000 Stock Incentive Plan since 2006. For the three months ended March 31, 2014 and 2013, no share-based compensation expense was recognized for share options because the requisite service periods for share options had ended by the end of 2009.

For the three months ended March 31, 2014 and 2013, total cash received from the exercise of share options amounted to $348,120 and $493,437, respectively.

ii) Summary of restricted share unit activity

A summary of restricted share unit activity under the Sohu 2000 Stock Incentive Plan as of and for the three months ended March 31, 2014 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2014	123	$61.27
Granted	0
Vested	(121)	61.27
Forfeited	(2)	61.27

Unvested at March 31, 2014	0

Expected to vest after March 31, 2014	0

For the three months ended March 31, 2014 and 2013, total share-based compensation expense recognized for restricted share units was $1.4 million and $0.7 million, respectively.

There was no unrecognized compensation expense for restricted share units as of March 31, 2014, because all remaining unvested restricted shares units vested during the three months ended March 31, 2014. The total fair value on their respective vesting dates of restricted share units that vested during the three months ended March 31, 2014 and 2013 was $9.3 million and $6.2 million, respectively.

Sohu’s 2010 Stock Incentive Plan

On July 2, 2010, Sohu’s shareholders adopted the Sohu 2010 Stock Incentive Plan, which provides for the issuance of up to 1,500,000 shares of common stock, including shares issued pursuant to the vesting and settlement of restricted share units and pursuant to the exercise of share options. The maximum term of any stock right granted under the Sohu 2010 Stock Incentive Plan is ten years from the grant date. The Sohu 2010 Stock Incentive Plan will expire on July 1, 2020. As of March 31, 2014, 1,310,513 shares were available for grant under the Sohu 2010 Stock Incentive Plan.

A summary of restricted share unit activity under the Sohu 2010 Stock Incentive Plan as of and for the three months ended March 31, 2014 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2014	123	$84.82
Granted	24	72.92
Vested	0
Forfeited	(1)	70.88

Unvested at March 31, 2014	146	82.89

Expected to vest after March 31, 2014	109	82.68

For the three months ended March 31, 2014 and 2013, total share-based compensation expense recognized for restricted share units was $1.2 million and $0.2 million, respectively.

As of March 31, 2014, there was $7.0 million of unrecognized compensation expense related to unvested restricted share units. The expense is expected to be recognized over a weighted average period of 1.19 years. The total fair value on their respective vesting dates of restricted share units that vested both during the three months ended March 31, 2014 and 2013 was nil.

2) Changyou.com Limited Share-based Awards

Changyou’s 2008 Share Incentive Plan

Changyou’s 2008 Share Incentive Plan (the “Changyou 2008 Share Incentive Plan”) originally provided for the issuance of up to 2,000,000 ordinary shares, including ordinary shares issued pursuant to the exercise of share options and upon vesting and settlement of restricted share units. The 2,000,000 reserved shares became 20,000,000 ordinary shares in March 2009 when Changyou effected a ten-for-one share split of its ordinary shares. Most of the awards granted under the Changyou 2008 Share Incentive Plan vest over a period of four years. The maximum term of any share right granted under the Changyou 2008 Share Incentive Plan is ten years from the grant date. The Changyou 2008 Share Incentive Plan will expire in August 2018.

Through March 31, 2014, Changyou had granted under the Changyou 2008 Share Incentive Plan 15,000,000 ordinary shares to its chief executive officer Tao Wang, through Prominence Investments Ltd., which is an entity that may deemed under applicable rules of the Securities and Exchange Commission to be beneficially owned by Tao Wang. As of March 31, 2014, Changyou had also granted under the Changyou 2008 Share Incentive Plan restricted share units, settleable upon vesting by the issuance of an aggregate of 4,863,552 ordinary shares, to its executive officers other than Tao Wang, and certain other Changyou employees.

For the three months ended March 31, 2014 and 2013, total share-based compensation expense recognized for awards under the Changyou 2008 Share Incentive Plan was $0.3 million and $0.2 million, respectively.

Share-based Awards Granted before Changyou’s Initial Public Offering

In January and April 2008, before Changyou had completed its initial public offering (“IPO”), Changyou granted Changyou ordinary shares to Tao Wang and restricted share units to its executive officers other than Tao Wang and certain key Changyou employees. All of these ordinary shares and restricted share units had become vested as of the end of 2012; hence there has been no share-based compensation expense recognized with respect to such ordinary shares and restricted share units for periods commencing after December 31, 2012.

In February 2009, Changyou granted restricted share units to certain other Changyou employees. The fair value of these restricted share units as of the grant date was determined based on Changyou’s offering price for its IPO, which was $8.00 per ordinary share. All of these restricted share units had become vested in the first quarter of 2013; hence there has been no share-based compensation expense recognized for periods after March 31, 2013. For the three months ended March 31, 2014 and 2013, share-based compensation expense recognized for these restricted share units was nil and negative $0.3 million, respectively. The negative $0.3 million resulted from Changyou’s true-up of the shared-based compensation expense for forfeited restricted share units in the first quarter of 2013. The total fair value on their respective vesting dates of these restricted share units that vested during the three months ended March 31, 2014 and 2013 was nil for both periods.

Share-based Awards Granted after Changyou’s Initial Public Offering

Through March 31, 2014, in addition to the share-based awards granted before Changyou’s IPO, Changyou had granted restricted share units, settleable upon vesting with the issuance of an aggregate of 1,667,552 ordinary shares, to certain of its executive officers other than Tao Wang and to certain of its other employees. These restricted share units are subject to vesting over a four-year period commencing on their grant dates. Share-based compensation expense for such restricted share units is recognized on an accelerated basis over the requisite service period. The fair value of restricted share units was determined based on the market price of Changyou’s American depositary shares (“ADSs”) on the grant date.

A summary of activity for these restricted share units as of and for the three months ended March 31, 2014 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2014	218	$14.46
Granted	40	13.37
Vested	(28)	16.29
Forfeited	(5)	17.19

Unvested at March 31, 2014	225	13.98

Expected to vest after March 31, 2014	215	14.00

For the three months ended March 31, 2014 and 2013, total share-based compensation expense recognized for the above restricted share units was $0.3 million and $0.5 million, respectively.

As of March 31, 2014, there was $1.6 million of unrecognized compensation expense related to these unvested restricted share units. The expense is expected to be recognized over a weighted average period of 1.08 years. The total fair value of these restricted share units vested during the three months ended March 31, 2014 and 2013 was $0.4 million and $0.3 million, respectively.

3) Sogou Inc. Share-based Awards

Sogou 2010 Share Incentive Plan

Sogou adopted a share incentive plan on October 20, 2010 and amended it on June 18, 2013 to increase to 36,000,000 the number of Sogou ordinary shares issuable under the plan (as amended, the “Sogou 2010 Share Incentive Plan”). Awards of share rights may be granted under the Sogou 2010 Share Incentive Plan to management and employees of Sogou and of any present or future parents or subsidiaries or variable interest entities of Sogou. The maximum term of any share right granted under the Sogou 2010 Share Incentive Plan is ten years from the grant date. The Sogou 2010 Share Incentive Plan will expire on October 19, 2020. As of March 31, 2014, Sogou had issued options for the purchase of 35,255,125 ordinary shares under the 2010 Sogou Share Incentive Plan.

Of the 35,255,125 issued share options, 23,025,125 share options will become vested and exercisable in four equal installments, with each installment vesting upon a service period requirement for management and key employees being met, as well as Sogou’s achievement of performance targets for the corresponding period. The performance target for each installment will be set at the beginning of each vesting period. Accordingly, for purposes of recognition of share-based compensation expense, each installment is considered to be granted as of that date. As of March 31, 2014, performance targets had been set for 15,748,900 share options, subject to vesting upon service period requirements for management and key employees being met and Sogou’s achievement of performance targets and, accordingly, such options were considered granted for purposes of recognition of share-based compensation expense. As of March 31, 2014, 12,847,638 share options had become vested and exercisable because both the service period and the performance requirements had been met, and of such vested options, 10,034,525 share options had been exercised.

Of the issued share options, 8,270,000 share options will become vested and exercisable in four or five equal installments, with (i) the first installment vesting upon Sogou’s completion of an IPO of its ordinary shares (“Sogou’s IPO”) and the expiration of all underwriters’ lockup periods applicable to Sogou’s IPO, and (ii) each of the three or four subsequent installments vesting on the first, second, third and, if applicable, fourth anniversary dates, respectively, of the closing of Sogou’s IPO.

The remaining issued share options, for the purchase of 3,960,000 Sogou ordinary shares, will become vested and exercisable in four equal installments, with (i) the first installment vesting upon the first anniversary of the occurrence of either of the following events (“Event”): (a) completion of Sogou’s IPO; (b) the consolidation of Sogou with or the acquisition of Sogou by another person or entity in a sale of all or substantially all of its assets or shares, and (ii) each of the three subsequent installments vesting on the second, third and fourth anniversary dates, respectively, of the occurrence of an Event. If there has not been an Event within 24 months after June 15, 2013, all installments of these remaining 3,960,000 share options will cease to vest.

All installments of 8,270,000 share options that are subject to vesting upon completion of Sogou’s IPO and 3,960,000 share options that are subject to vesting upon the completion of an Event were considered granted upon the issuance of the options. The completion of an Event is considered to be a performance condition of the awards. An IPO or other Event is not considered to be probable until it is completed. Under ASC 718, compensation cost should be accrued if it is probable that the performance condition will be achieved and should not be accrued if it is not probable that the performance condition will be achieved. As a result, no compensation expense will be recognized related to these options until the completion of an Event, and hence no share-based compensation expense was recognized for the three months ended March 31, 2014 for the 8,270,000 share options that are subject to vesting upon completion of Sogou’s IPO or for 3,960,000 share options that are subject to vesting upon the completion of an Event.

A summary of share option activity under the Sogou 2010 Stock Incentive Plan as of and for the three months ended March 31, 2014 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2014	17,953	$0.251
Granted	0
Exercised	0
Forfeited or expired	(9)	0.001

Outstanding at March 31, 2014	17,944	0.251	8.40

Vested at March 31, 2014 and expected to vest thereafter	5,658

Exercisable at March 31, 2014	2,813

For the three months ended March 31, 2014 and 2013, total share-based compensation expense recognized for share options under the Sogou 2010 Share Incentive Plan was $383,000 and $16,000, respectively.

As of March 31, 2014, there was $388,000 of unrecognized compensation expense related to the unvested share options. The expense is expected to be recognized over a weighted average period of 0.25 years.

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

The fair value of the options granted to Sogou management and key employees was estimated on the date of grant using the Binomial option - pricing model (the “BP Model”) with the following assumptions used:

Granted to Employees	2014
Average risk-free interest rate	2.10%~2.87%
Exercise multiple	2~3
Expected forfeiture rate (Post-vesting)	1.3%~6.0%
Weighted average expected option life	10
Volatility rate	47.00%~49.00%
Dividend yield	0%
Fair value	0.67

Sogou estimated the risk free rate based on the yield to maturity of China Sovereign bonds denominated in United States dollars as of the valuation date. An exercise multiple was estimated as the ratio of fair value of the shares over the exercise price as of the time the option is exercised, based on consideration of research studies regarding exercise patterns based on historical statistical data. In Sogou’s valuation analysis, a multiple of two was applied for employees and a multiple of three was applied for management. Sogou estimated the forfeiture rate to be 1.3% for Sogou management’s share options granted as of March 31, 2014 and 6.0% for Sogou employees’ share options granted as of March 31, 2014. The life of the share options is the contract life of the option. Based on the option agreement, the contract life of the option is 10 years. The expected volatility at the valuation date was estimated based on the historical volatility of comparable companies for the period before the grant date with length commensurate with the expected term of the options. Sogou has no history or expectation of paying dividends on its ordinary shares. Accordingly, the dividend yield is estimated to be 0%.

Share-based Awards to Sohu Management

Under the Sohu Management Sogou Share Option Arrangement, which was approved by the boards of directors of Sohu and Sogou in March 2011, Sohu has the right to provide to Sohu management and key employees the opportunity to purchase from Sohu up to 12,000,000 ordinary shares of Sogou at a fixed exercise price of $0.625 per share. Of these 12,000,000 ordinary shares, 8,800,000 are Sogou ordinary shares previously held by Sohu and 3,200,000 are Sogou ordinary shares that were newly-issued on April 14, 2011 by Sogou to Sohu at a price of $0.625 per share, or a total of $2 million. As of March 31, 2014, Sohu had issued options for the purchase of 10,776,000 Sogou ordinary shares to Sohu management and key employees under the Sohu Management Sogou Share Option Arrangement.

Of the 10,776,000 issued share options, 8,376,000 share options will become vested and exercisable in four equal installments, with each installment vesting upon a service period requirement for management and key employees being met, as well as Sogou’s achievement of performance targets for the corresponding period. The performance target for each installment will be set at the beginning of each vesting period. Accordingly, for purposes of recognition of share-based compensation expense, each installment is considered to be granted as of that date. As of March 31, 2014, performance targets had been set for 6,585,750 share options vesting upon service period requirements for management and key employees being met and Sogou’s achievement of performance targets and, accordingly, such share options were considered granted. As of March 31, 2014, 5,845,625 share options had become vested and exercisable because both the service period and the performance requirements had been met, and 5,105,500 of the vested share options had been exercised.

The remaining 2,400,000 share options will become vested and exercisable in five equal installments, with (i) the first installment vesting upon Sogou’s IPO and the expiration of all underwriters’ lockup periods applicable to the IPO, and (ii) each of the four subsequent installments vesting on the first, second, third and fourth anniversary dates, respectively, of the closing of Sogou’s IPO. All installments of the 2,400,000 share options that are subject to vesting upon the completion of Sogou’s IPO were considered granted upon the issuance of the options. The completion of a firm commitment IPO is considered to be a performance condition of the awards. An IPO event is not considered to be probable until it is completed. Under ASC 718, compensation cost should be accrued if it is probable that the performance condition will be achieved and should not be accrued if it is not probable that the performance condition will be achieved. As a result, no compensation expense will be recognized related to these options until the completion of an IPO, and hence no share-based compensation expense was recognized for the three months ended March 31, 2014 for these 2,400,000 share options.

A summary of share option activity as of and for the three months ended March 31, 2014 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2014	3,880	$0.625
Granted	0
Exercised	0
Forfeited or expired	0

Outstanding at March 31, 2014	3,880	0.625	8.24

Vested at March 31, 2014	1,477

Exercisable at March 31, 2014	740

For the three months ended March 31, 2014 and 2013, total share-based compensation expense recognized for share options under the Sohu Management Sogou Share Option Arrangement was $50,000 and nil, respectively.

As of March 31, 2014, there was $50,000 of unrecognized compensation expense related to the unvested share options. The expense is expected to be recognized over a weighted average period of 0.25 years.

The method used to determine the fair value of share options granted to Sohu management and key employees was the same as the method used for the share options granted to Sogou’s management and key employees as described above, except for the assumptions used in the BP Model as presented below:

Granted to Employees	2014
Average risk-free interest rate	2.10%~2.87%
Exercise multiple	2~3
Expected forfeiture rate (Post-vesting)	0%-8%
Weighted average expected option life	10
Volatility rate	47.00%-48.00%
Dividend yield	0%
Fair value	0.27-0.38

Option Modification

In the first and second quarter of 2013, a portion of the share options granted under the Sogou 2010 Share Incentive Plan and the Sohu Management Sogou Share Option Arrangement were exercised early, and the resulting Sogou ordinary shares were transferred to trusts with the original option grantees as beneficiaries. The trusts will distribute the shares to those beneficiaries in installments based on the vesting requirements under the original option agreements. Although these trust arrangements caused a modification of the terms of these share options, the modification was not considered substantive. Accordingly, no incremental fair value related to these shares resulted from the modification, and the remaining share-based compensation expense for these shares will continue to be recognized over the original remaining vesting period.

As of March 31, 2014, 19,245,000 share options granted under the Sogou 2010 Share Incentive Plan and 1,225,000 share options granted under the Sohu Management Sogou Share Option Arrangement, or a total of 20,470,000 share options, had been exercised early.

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

As of March 31, 2014, unvested Tencent restricted share unit awards held by these employees provided for the issuance of up to 145,644 ordinary shares of Tencent. Share-based compensation expense of $1.8 million related to these Tencent restricted share units was recognized in the Group’s consolidated statements of comprehensive income for the three months ended March 31, 2014. As of March 31, 2014, there was $5.9 million of unrecognized compensation expense related to these unvested restricted share units. This amount is expected to be recognized over a weighted average period of 3.01 years.

4) Sohu Video Share-based Awards and 7Road Share-based Awards

See Note 3 - Share-Based Compensation Expense.

12.	Business Transactions

Sogou Transactions

On October 22, 2010, Sogou issued and sold 24.0 million, 14.4 million and 38.4 million, respectively, of its newly-issued Series A Preferred Shares to Alibaba Investments Limited (“Alibaba”), China Web and Photon for $15 million, $9 million, and $24 million, respectively. On June 29, 2012, Sohu purchased Alibaba’s 24.0 million Sogou Series A Preferred Shares for a purchase price of $25.8 million.

On September 16, 2013, Sogou entered into a series of agreements with Tencent, Sohu Search and Photon pursuant to which Sogou issued Series B Preferred Shares and Class B Ordinary Shares to Tencent for a net amount of $448 million in cash and Tencent transferred its Soso search-related businesses and certain other assets to Sogou. Also on that date, Sogou entered into Repurchase Option Agreements with Sohu Search and Photon, and a Repurchase/Put Option Agreement with China Web, with respect to all of the Series A Preferred Shares of Sogou held by Sohu Search and China Web, and a portion of the Series A Preferred Shares of Sogou held by Photon. On September 17, 2013, Sogou paid a special dividend to the three holders of Series A Preferred Shares of Sogou in the aggregate amount of $301 million, of which Sohu Search received $161 million, Photon received $43 million, and China Web received $97 million. On December 2, 2013, Tencent invested $1.5 million in cash in Sogou’s VIE Sogou Information, as additional consideration for the Sogou-Tencent Transactions, in return for a 45% equity interest in Sogou Information. Through a share pledge agreement and an exclusive equity interest purchase right agreement between Tencent and Sogou Technology, and similar agreements between the other two shareholders of Sogou Information, Sogou Technology controls all shareholder voting rights in Sogou Information, has the power to direct the activities of Sogou Information, and is the primary beneficiary of Sogou Information, and Tencent and the other two shareholders of Sogou Information act as Sohu Technology’s nominees.

On March 24, 2014, Sogou purchased from China Web, pursuant to the Repurchase/Put Option Agreement between Sogou and China Web, 14.4 million Series A Preferred Shares of Sogou, for an aggregate purchase price of $47.3 million.

As of March 31, 2014, Sogou had outstanding a combined total of 356,371,908 ordinary shares and preferred shares held as follows:

(i)	Sohu:

134,107,750 Class A Ordinary Shares and 24,000,000 Series A Preferred Shares. Of the Class A Ordinary Shares, 6,907,750 shares are subject to purchase from Sohu under options held by Sohu management and key employees. All of the 24,000,000 Series A Preferred Shares are subject to repurchase by Sogou commencing March 16, 2014;

(ii)	Photon:

38,400,000 Series A Preferred Shares, of which 6,400,000 are subject to repurchase by Sogou commencing March 16, 2014;

(iii)	Tencent:

6,757,875 Class A Ordinary Shares, 65,431,579 Series B Preferred Shares and 79,368,421 non-voting Class B Ordinary Shares; and

(iv)	Various employees of Sogou and Sohu: 8,306,283 Class A Ordinary Shares.

Since Sohu controls the election of the Board of Directors of Sogou, Sohu is Sogou’s controlling shareholder. Therefore, Sohu consolidates Sogou in the Sohu Group’s consolidated financial statements, and recognizes noncontrolling interest reflecting economic interests in Sogou held by shareholders other than Sohu.

Because no ordinary shares will be issued with respect to share options granted by Sogou until they are vested and exercised, share options granted by Sogou that have not vested and vested share options that have not yet been exercised are not included as outstanding shares of Sogou and have no impact on the Sohu Group’s basic net income per share. Unvested share options with performance targets achieved and vested share options that have not yet been exercised do, however, have a dilutive impact on the Sohu Group’s dilutive net income per share. See Note 15 - Net Income /(Loss) per Share.

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

Changyou Share Repurchase Transactions

On July 27, 2013, Changyou’s Board of Directors authorized a share repurchase program of up to $100 million of the outstanding ADSs of Changyou over a two-year period from July 27, 2013 to July 26, 2015. During the three months ended March 31, 2014, Changyou did not repurchase any of its ADSs under the share repurchase program.

13.	Mezzanine Equity

Mezzanine Equity consisted of noncontrolling interest in 7Road and a put option pursuant to which the noncontrolling shareholders would have had the right to put their ordinary shares in 7Road to Changyou at a pre-determined price if 7Road achieved specified performance milestones before the expiration of the put option and 7Road did not complete an IPO on NASDAQ, the New York Stock Exchange (the “NYSE”) or the Stock Exchange of Hong Kong (the “HKEX”). The put option was due to expire in 2014. Since the occurrence of the sale was not solely within the control of Changyou, the noncontrolling interest was classified as mezzanine equity instead of permanent equity in the Sohu Group’s and Changyou’s consolidated financial statements.

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

For the three months ended March 31, 2014 and 2013, accretion charges of nil and $10.7 million, respectively, were recorded in the Sohu Group’s statements of comprehensive income as net income attributable to the mezzanine-classified noncontrolling interest shareholders of 7Road.

14.	Noncontrolling Interest

The primary majority-owned subsidiaries and VIEs of the Sohu Group which are consolidated in its consolidated financial statements but with noncontrolling interest recognized are Changyou and Sogou.

Noncontrolling Interest for Changyou

As Sohu is Changyou’s controlling shareholder, Changyou’s financial results have been consolidated with those of Sohu for all periods presented. To reflect the economic interest in Changyou held by shareholders other than Sohu (the “Changyou noncontrolling shareholders”), Changyou’s net income/(loss) attributable to the Changyou noncontrolling shareholders is recorded as noncontrolling interest in the Sohu Group’s consolidated statements of comprehensive income, based on their share of the economic interest in Changyou. Changyou’s cumulative results of operations attributable to the Changyou noncontrolling shareholders, along with changes in shareholders’ equity, adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled and adjustment for changes in Sohu’s ownership in Changyou, are recorded as noncontrolling interest in the Sohu Group’s consolidated balance sheets.

Noncontrolling Interest for Sogou

Since Sohu controls the election of the Board of Directors of Sogou, Sohu is Sogou’s controlling shareholder. Therefore, Sogou’s financial results have been consolidated with those of Sohu for all periods presented. To reflect the economic interest in Sogou held by shareholders other than Sohu (the “Sogou noncontrolling shareholders”), Sogou’s net income /(loss) attributable to the Sogou noncontrolling shareholders is recorded as noncontrolling interest in the Sohu Group’s consolidated statements of comprehensive income. Sogou’s cumulative results of operations attributable to the Sogou noncontrolling shareholders, along with changes in shareholders’ equity /(deficit) and adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled and the Sogou noncontrolling shareholders’ investments in Sogou Preferred Shares and Ordinary Shares are accounted for as a noncontrolling interest classified as permanent equity in the Sohu Group’s consolidated balance sheets, as redemption of the noncontrolling interest is solely within the control of Sohu. These treatments are based on the terms governing investment, and on the terms of the classes of Sogou shares held, by the noncontrolling shareholders in Sogou.

By virtue of these terms, Sogou’s losses have been and will be allocated in the following order:

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

Net income from Sogou has been, and future net income from Sogou will be, allocated in the following order:

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

Noncontrolling Interest in the Consolidated Balance Sheets

As of March 31, 2014 and December 31, 2013, noncontrolling interest in the consolidated balance sheets was $455.1 million and $510.0 million, respectively.

	As of
	March 31, 2014 (in thousands)	December 31, 2013 (in thousands)
Changyou	$297,811	$307,898
Sogou	154,571	199,059
Others	2,760	3,058

Total	$455,142	$510,015

Noncontrolling Interest of Changyou

As of March 31, 2014 and December 31, 2013, noncontrolling interest of Changyou of $297.8 million and $307.9 million, respectively, was recognized in the Sohu Group’s consolidated balance sheets, representing a 32% economic interest as of both March 31, 2014 and December 31, 2013 in Changyou’s net assets held by shareholders other than Sohu and reflecting the reclassification of Changyou’s share-based compensation expense from shareholders’ additional paid-in capital to noncontrolling interest.

Noncontrolling Interest of Sogou

As of March 31, 2014 and December 31, 2013, noncontrolling interest of Sogou of $154.6 million and $199.1 million, respectively, was recognized in the Sohu Group’s consolidated balance sheets, representing Sogou’s cumulative results of operations attributable to shareholders other than Sohu, Sogou’s share-based compensation expense, and the investments of shareholders other than Sohu in Preferred Shares and Ordinary Shares of Sogou, the adjustment of the investment basis of shareholders other than Sohu due to the special dividend paid to holders of Series A Preferred Shares of Sogou on September 17, 2013, and the repurchase of Sogou Series A Preferred Shares from China Web on March 24, 2014.

Noncontrolling Interest in the Consolidated Statements of Comprehensive Income

For the three months ended March 31, 2014 and 2013, $4.9 million net loss and $23.1 million net income, respectively, attributable to the noncontrolling interest was recognized in the Sohu Group’s consolidated statements of comprehensive income.

	Three Months Ended March 31,
	2014 (in thousands)	2013 (in thousands)
Changyou	$(6,630)	$25,235
Sogou	1,118	(1,929)
Others	577	(240)

Total	$(4,935)	$23,066

Noncontrolling Interest of Changyou

For the three months ended March 31, 2014 and 2013, $6.6 million net loss and $25.2 million net income, respectively, attributable to the noncontrolling interest of Changyou was recognized in the Sohu Group’s consolidated statements of comprehensive income, representing both a 32% economic interest in Changyou attributable to shareholders other than Sohu.

Noncontrolling Interest of Sogou

For the three months ended March 31, 2014 and 2013, $1.1 million net income and $1.9 million net loss, respectively, attributable to the noncontrolling interest of Sogou was recognized in the Sohu Group’s consolidated statements of comprehensive income, representing Sogou’s net income /(loss) attributable to shareholders other than Sohu.

15.	Net Income /(Loss) per Share

Basic net income /(loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income /(loss) per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise or settlement of share-based awards using the treasury stock method. The dilutive effect of share-based awards with performance requirements is not considered before the performance targets are actually met. The computation of diluted net income /(loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect (i.e. an increase in earnings per share amounts or a decrease in loss per share amounts) on net income /(loss) per share. For the three months ended March 31, 2014, 148,000 potential common shares issuable upon the exercise or settlement of share-based awards using the treasury stock method were anti-dilutive and excluded from the denominator for calculation of diluted net loss per share.

Additionally, for purposes of calculating the numerator of diluted net income /(loss) per share, the net income /(loss) attributable to the Sohu Group is adjusted as follows. The adjustment will not be made if there is an anti-dilutive effect.

(1)	Changyou’s net income /(loss) attributable to the Sohu Group is determined using the percentage that the weighted average number of Changyou shares held by Sohu represents of the weighted average number of Changyou ordinary shares and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, and not by using the percentage held by Sohu of the total economic interest in Changyou, which is used for the calculation of basic net income per share.

In the calculation of the Sohu Group’s diluted net income /(loss) per share, assuming a dilutive effect, all of Changyou’s existing unvested restricted share units, and vested restricted share units that have not yet been settled, are treated as vested and settled by Changyou under the treasury stock method, causing the percentage of the weighted average number of shares held by Sohu in Changyou to decrease. As a result, Changyou’s net income /(loss) attributable to the Sohu Group on a diluted basis decreased accordingly. The effect of this calculation is presented as “incremental dilution from Changyou” in the table below.

In the first quarter of 2014, all of these Changyou restricted share units would have had an anti-dilutive effect, and were excluded from the calculation of the Sohu Group’s diluted net loss per share. As a result, Changyou’s net operating loss attributable to the Sohu Group on a diluted basis equals the net operating loss used for the calculation of the Sohu Group’s basic net loss per share, and the “incremental dilution from Changyou” in the table below was nil.

(2)	Sogou’s net income /(loss) attributable to the Sohu Group is determined using the percentage that the weighted average number of Sogou shares held by Sohu represents of the weighted average number of Sogou Preferred Shares and Ordinary Shares, shares issuable upon the conversion of convertible preferred shares under the if-converted method, and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, and is not determined by allocating Sogou’s net income /(loss) to the Sohu Group using the methodology for the calculation of net income /(loss) attributable to the Sogou noncontrolling shareholders discussed in Note 14 - Noncontrolling Interest.

In the calculation of the Sohu Group’s diluted net income /(loss) per share, assuming a dilutive effect, the percentage of the Sohu Group’s shareholding in Sogou was calculated by treating convertible preferred shares issued by Sogou as having been converted at the beginning of the period and unvested share options with the performance targets achieved as well as vested but unexercised share options as having been exercised during the period. The dilutive effect of share-based awards with a performance requirement was not considered before the performance targets were actually met. The effect of this calculation is presented as “incremental dilution from Sogou” in the table below.

In the first quarter of 2014, all of these Sogou shares and share options would have had an anti-dilutive effect, and were excluded from the calculation of the Sohu Group’s diluted net loss per share. As a result, Sogou’s net income attributable to the Sohu Group on a diluted basis equals the net income used for the calculation of the Sohu Group’s basic net loss per share, and the “incremental dilution from Sogou” in the table below was nil.

As discussed in Note 1 - Organization and Nature of Operations, on March 24, 2014 Sogou purchased from China Web 14.4 million Series A Preferred Shares of Sogou for an aggregate purchase price of $47.3 million. The transaction gave rise to a deemed dividend amounting to $27.7 million, which was deemed to have been contributed by Sohu, as a holder of ordinary shares of Sogou, for the difference between the price Sogou paid to China Web for the Series A Preferred Shares and the carrying amount of these 14.4 million Series A Preferred Shares in the Group’s consolidated financial statements. This deemed dividend has been subtracted from net income attributable to Sohu.com Inc. for the three months ended March 31, 2014 in the table below when calculating the basic and diluted net loss per share attributable to Sohu.com Inc.

The following table presents the calculation of the Sohu Group’s basic and diluted net income /(loss) per share (in thousands, except per share data).

	Three Months Ended March 31,
	2014	2013
Numerator:
Net income /(loss) attributable to Sohu.com Inc., basic (after subtracting the deemed dividend to noncontrolling Sogou Series A Preferred shareholders)	$(78,854)	$24,431
Effect of dilutive securities:
Incremental dilution from Changyou	0	(325)
Incremental dilution from Sogou	0	(1,118)

Net income /(loss) attributable to Sohu.com Inc., diluted	$(78,854)	$22,988

Denominator:
Weighted average basic common shares outstanding	38,411	38,169
Effect of dilutive securities:
Share options and restricted share units	0	260

Weighted average diluted common shares outstanding	38,411	38,429

Basic net income /(loss) per share attributable to Sohu.com Inc.	$(2.05)	$0.64

Diluted net income /(loss) per share attributable to Sohu.com Inc.	$(2.05)	$0.60

16.	Recently Issued Accounting Pronouncements

The FASB issued Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the threshold for reporting discontinued operations and adds new disclosures. The new guidance defines a discontinued operation as a disposal that “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. Entities may “early adopt” the guidance for new disposals. The Group is currently evaluating the impact on its consolidated financial statements of adopting this guidance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this report, references to “us,” “we,” “our,” “our company,” “our Group,” the “Group,” “Sohu,” the “Sohu Group,” and “Sohu.com” are to Sohu.com Inc. and, except where the context requires otherwise, our wholly-owned and majority-owned subsidiaries and variable interest entities (“VIEs”) Sohu.com Limited, Sohu.com (Hong Kong) Limited (“Sohu Hong Kong”), All Honest International Limited, Sohu.com (Game) Limited (“Sohu Game”), Go2Map Inc., Sohu.com (Search) Limited (“Sohu Search”), Sogou Inc. (“Sogou”), Sogou (BVI) Limited, Sogou Hong Kong Limited, Vast Creation Advertising Media Services Limited (“Vast Creation”), Fox Video Investment Holding Limited (“Video Investment”), Fox Video Limited (“Sohu Video”), Fox Video (HK) Limited (“Video HK”), Focus Investment Holding Limited (“Focus Investment”), Sohu Focus Limited (“Sohu Focus”), Sohu Focus (HK) Limited (“Focus HK”), Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu Software Technology Co., Ltd. (“New Software”), Beijing Sohu Interactive Software Co., Ltd. (“Sohu Software”), Go2Map Software (Beijing) Co., Ltd. (“Go2Map Software”), Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”), Beijing Sogou Network Technology Co., Ltd (“Sogou Network”), Fox Information Technology (Tianjin) Limited (“Video Tianjin”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”), Beijing Focus Time Advertising Media Co., Ltd. (“Focus Time”), Beijing Sohu New Momentum Information Technology Co., Ltd. (“Sohu New Momentum”), Beijing Century High Tech Investment Co., Ltd. (“High Century”), Beijing Sohu Entertainment Culture Media Co., Ltd. (“Sohu Entertainment,” formerly known as Beijing Hengda Yitong Internet Technology Development Co., Ltd., or “Hengda”), Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”), Beijing GoodFeel Technology Co., Ltd. (“GoodFeel”), Beijing Sogou Information Service Co., Ltd. (“Sogou Information”), Beijing 21 East Culture Development Co., Ltd. (“21 East Beijing”), Beijing Sohu Donglin Advertising Co., Ltd.(“Donglin”), Beijing Pilot New Era Advertising Co., Ltd. (“Pilot New Era”), Beijing Focus Yiju Network Information Technology Co., Ltd. (“Focus Yiju”), SohuPay Science and Technology Co., Ltd. (“SohuPay”), Beijing Yi He Jia Xun Information Technology Co., Ltd. (“Yi He Jia Xun”), Tianjin Jinhu Culture Development Co., Ltd. (“Tianjin Jinhu”), Shenzhen Shi Ji Guang Su Information Technology Co., Ltd. (“Shi Ji Guang Su”), Beijing Intelligence World Network Technology Co., Ltd. (“Intelligence World”) and our independently-listed majority-owned subsidiary Changyou.com Limited (“Changyou,” formerly known as TL Age Limited) as well as the following direct and indirect subsidiaries and VIEs of Changyou: Changyou.com HK Limited (“Changyou HK,” formerly known as TL Age Hong Kong Limited), Changyou.com Webgames (HK) Limited (“Changyou HK Webgames”), Changyou.com Gamepower (HK) Limited (“Changyou HK Gamepower”), ICE Entertainment (HK) Limited (“ICE HK”), Changyou.com Gamestar (HK) Limited (“Changyou HK Gamestar”), Changyou.com (US) LLC. (formerly known as AmazGame Entertainment (US) Inc.), Changyou.com (UK) Company Limited (“Changyou UK”), ChangyouMy Sdn. Bhd (“Changyou Malaysia”), Changyou.com Korea Limited (“Changyou Korea”), Changyou.com India Private Limited (“Changyou India”), Changyou BİLİŞİM HİZMETLERİ TİCARET LİMİTED ŞİRKETİ (“Changyou Turkey”), Kylie Enterprises Limited, Mobogarden Enterprises Limited, Heroic Vision Holdings Limited (“Heroic”), TalkTalk Limited (“TalkTalk”), RaidCall (HK) Limited (“RaidCall HK”), 7Road.com Limited (“7Road”), 7Road.com HK Limited (“7Road HK”), Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”), Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”), ICE Information Technology (Shanghai) Co., Ltd. (“ICE Information”), Beijing Changyou RaidCall Internet Technology Co., Ltd. (“RaidCall”), Beijing Yang Fan Jing He Information Consulting Co., Ltd. (“Yang Fan Jing He”), Shanghai Jingmao Culture Communication Co., Ltd. (“Shanghai Jingmao”), Shanghai Hejin Data Consulting Co., Ltd. (“Shanghai Hejin”), Beijing Changyou Jingmao Film & Culture Communication Co., Ltd. (“Beijing Jingmao”), Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”), Beijing Guanyou Gamespace Digital Technology Co., Ltd. (“Guanyou Gamespace”), Beijing Doyo Internet Technology Co., Ltd. (“Doyo Internet”), Beijing Zhi Hui You Information Technology Co., Ltd. (“Zhi Hui You”), Shanghai ICE Information Technology Co., Ltd. (“Shanghai ICE”), Shenzhen 7Road Network Technologies Co., Ltd. (“7Road Technology”), Shenzhen 7Road Technology Co., Ltd. (“Shenzhen 7Road”), and Beijing Changyou e-pay Co. Ltd. (“Changyou e-pay”), and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2014, as updated by Part II Item 1A of this report. Readers are cautioned not to place undue reliance on these forward-looking statements.

OVERVIEW

Sohu (NASDAQ: SOHU) is a leading Chinese online media, search and game service group providing comprehensive online products and services on PCs and mobile devices. We operate one of the most comprehensive matrices of Chinese language content and services, and developed and operate in China one of the most popular Chinese search engines, one of the most popular massively multiplayer online games (“MMOGs”) and two popular Web games. Most of our operations are conducted through our indirect wholly-owned and majority-owned China-based subsidiaries and variable interest entities.

Our businesses consist of the online advertising business, which consists of the brand advertising business as well as the search and others business, the online game business and the others business, of which online advertising and online games are our core businesses.

Factors and Trends Affecting our Business

With the accelerated shift in user activities from desktop computers (“PCs”) to mobile devices and the increase in the number of Internet users, during the first quarter of 2014 our portfolio of mobile properties gained traction. Sohu WAP portal, Sohu News App, and Sohu Video App all grew rapidly. Notably, in the first quarter of 2014 mobile video traffic surpassed PC traffic. At Sohu.com we kicked off mobile monetization in the second half of 2013, starting with our online video business, while during the first quarter of 2014 we conducted pilot testing of mobile advertising on Sohu News App. For the first quarter of 2014, mobile video advertising revenues reached the mid-teens as a percentage of total video revenues, while advertising revenues from Sohu News App contributed mid-single digits as a percentage of portal revenues. We have incurred operating losses in the online video business in the past few years, despite solid revenue growth. Key factors that have negatively impacted our profitability include intensified competition for premium licensed content, which resulted in increased content costs; surging mobile video traffic, which drove up bandwidth costs; and increased development and promotional costs associated with our Sohu Video App.

On September 16, 2013, we entered into a strategic cooperation with Tencent Holdings Limited (Tencent Holdings Limited together with its subsidiaries, “Tencent”), in connection with which Tencent invested in our search subsidiary Sogou. We believe that this strategic cooperation has reinforced and strengthened Sogou as a leader in the large and fast-growing China market for search and Internet services, particularly for the mobile platform. In the online search sector, Sogou is one of the top three PC search players in China, and we have improved our competitiveness in mobile search (we are currently number two in mobile search). In the first quarter of 2014, with multiple measures that we implemented to improve our search quality, PC search traffic increased moderately, while mobile search traffic grew 24% quarter over quarter. On the monetization front, in the first quarter of 2014, major operating metrics, including the number of advertisers, click-through rate, cost per click and revenue per thousand impressions, grew nicely year on year. We also saw an increase in the number of customers who chose to spend on mobile search. We expect our search and others business to sustain healthy growth through 2014.

For our online games business conducted by Changyou, in 2014, we will continue to release three to four expansion packs on a regular basis. We developed and currently operate in China three popular games, Tian Long Ba Bu (“TLBB”), Wartune (also known as “Shen Qu”) and DDTank, which account for a majority of our online game revenues. We expect to launch new MMOGs, Web games and mobile games to diversify our product offering and revenues. With more Internet users playing games across multiple devices, in order to strengthen our capabilities across different devices and capture the emerging business opportunities from the trend toward multiple devices, Changyou has been ramping up its investment in its platform initiatives surrounding its 17173 property as well as growing its various software applications. As a result of the significant resources devoted and proactive marketing efforts, we saw good user traffic growth on the 17173 website and our software applications during the first quarter of 2014. For the rest of the year, we will continue to invest aggressively in the platform business to develop and promote our products. As a result, Changyou has recently generated net losses, and we expected it to continue to do so through the remainder of 2014.

Summary of Our Business

Online Advertising Business

Brand Advertising Business

Our brand advertising business offers to users, over our matrices of Chinese language Web content and services, various products and services (such as free of charge content, including news, video, interactive community and other competitive Internet services) across multiple Internet-enabled devices, such as PCs, mobile phones and tablets. It also offers advertisements on Sohu Group Web properties to companies seeking to increase their brand awareness online.

The majority of our products and services are provided on the following platforms:

•	Sohu.com (including Sohu Video, tv.sohu.com), a leading mass portal and media destination;

•	Focus.cn, a top real estate Website; and

•	17173.com, a leading game information portal. Since December 15, 2011, 17173.com has been owned and operated by our majority-owned subsidiary Changyou.

For the first quarter of 2014, brand advertising revenues were $111.1 million, which represented 30% of our total revenues, of which $9.2 million was attributable to 17173.com.

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

For the first quarter of 2014, our search and others revenues were $64.3 million, which represented 18% of our total revenues.

Online Game Business

Our online game business is conducted by our majority-owned subsidiary Changyou. Changyou is a leading online game developer and operator in China as measured by the popularity of its MMOG TLBB and its Web games DDTank and Wartune, which Changyou developed in-house. Changyou engages in the development, operation and licensing of online games for PCs and mobile devices. Changyou’s online games include MMOGs, which are interactive online games that may be played simultaneously by hundreds of thousands of game players, Web games, which are played over the Internet using a Web browser, and mobile games, which are played on mobile devices with an Internet connection.

For the first quarter of 2014, our online game revenues were $163.4 million, which represented 45% of our total revenues.

Others Business

Our others business revenues are primarily generated from our business of offering traditional mobile products to mobile phone users through cooperation with China mobile network operators, offering Internet value-added services (“IVAS”) with respect to the operation of Web games and services provided to software application users, and offering slots for advertisements to be shown in cinemas before the screening of movies.

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

On March 24, 2014, Sogou purchased from China Web, pursuant to the Repurchase/Put Option Agreement between Sogou and China Web, 14.4 million Series A Preferred Shares of Sogou, for an aggregate purchase price of $47.3 million.

Pursuant to the Shareholders Agreement, Sohu will hold approximately 53% of the total voting power for the election of the Board of Directors of Sogou, assuming that the remaining repurchase options are exercised, Tencent’s non-voting Class B Ordinary Shares are converted to voting shares, and all share options under the Sogou 2010 Share Incentive Plan and all share options under an arrangement providing for Sogou share-based awards to be available for grants to Sohu management and key employees are granted and exercised. As Sohu is the controlling shareholder of Sogou, we consolidate Sogou in the Sohu Group’s consolidated financial statements, and recognize noncontrolling interest reflecting economic interests in Sogou held by shareholders other than Sohu.

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

Noncontrolling Interest for Changyou

As of March 31, 2014, Sohu held approximately 68% of the combined total of Changyou’s outstanding ordinary shares and controlled approximately 83% of the total voting power in Changyou. As Sohu is Changyou’s controlling shareholder, we consolidate Changyou in our consolidated financial statements, but recognize noncontrolling interest reflecting the economic interest in Changyou held by shareholders other than Sohu.

To reflect the economic interest in Changyou held by shareholders other than Sohu (“Changyou noncontrolling shareholders”), Changyou’s net income/(loss) attributable to the Changyou noncontrolling shareholders is recorded as noncontrolling interest in Sohu’s consolidated statements of comprehensive income, based on their share of the economic interest in Changyou. Changyou’s cumulative results of operations attributable to the Changyou noncontrolling shareholders, along with changes in shareholders’ equity, adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled and adjustment for changes in Sohu’s ownership in Changyou, are recorded as noncontrolling interest in our consolidated balance sheets.

Noncontrolling Interest for Sogou

Since Sohu controls the election of the Board of Directors of Sogou, Sohu is Sogou’s controlling shareholder. Therefore we consolidate Sogou in the Sohu Group’s consolidated financial statements, and recognize noncontrolling interest reflecting economic interests in Sogou held by shareholders other than Sohu. To reflect the economic interest in Sogou held by shareholders other than Sohu (the “Sogou noncontrolling shareholders”), Sogou’s net income /(loss) attributable to the Sogou noncontrolling shareholders is recorded as noncontrolling interest in the Sohu Group’s consolidated statements of comprehensive income. Sogou’s cumulative results of operations attributable to the Sogou noncontrolling shareholders, along with changes in shareholders’ equity /(deficit) and adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled and the Sogou noncontrolling shareholders’ investments in Sogou Preferred Shares and Ordinary Shares are accounted for as a noncontrolling interest classified as permanent equity in the Sohu Group’s consolidated balance sheets, as redemption of the noncontrolling interest is solely within the control of Sohu. These treatments are based on the terms governing investment, and on the terms of the classes of Sogou shares held by the noncontrolling shareholders in Sogou.

By virtue of these terms, Sogou’s losses have been and will be allocated in the following order:

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

Net income from Sogou has been, and future net income from Sogou will be, allocated in the following order:

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

We recognize gross revenue for the amount of fees we receive from our advertisers. Determining whether revenue should be reported gross or net is based on an assessment of various factors. The primary factor is whether we are acting as the principal in offering services to the customer or whether we are acting as an agent in the transaction. Whether we are serving as principal or agent in a transaction is judgmental in nature and is determined by evaluating the terms of the arrangement. Our revenues from online advertising services are recognized on a gross basis, as we have the primary responsibility for fulfillment and acceptability. These revenues are recognized after deducting agent rebates and net of value-added tax (“VAT”) and related surcharges.

Brand Advertising Revenues

Business Model

Through PCs and mobile devices, we provide advertisement placements to our advertisers on different Website channels and in different formats, which include, among other things, banners, links, logos, buttons, full screen, pre-roll, mid-roll, and post-roll video screens, as well as pause video screens.

Currently we have three main types of pricing models, consisting of the Fixed Price model, the Cost Per Impression (“CPM”) pricing model, and the E-commerce model.

Fixed Price model

Under the Fixed Price model, a contract is signed to establish a fixed price for the advertising services to be provided.

CPM pricing model

Under the CPM pricing model, the unit price for each qualifying display is fixed, but there is no overall fixed price for the advertising services stated in the contract with the advertiser. A qualifying display is defined as the appearance of an advertisement, where the advertisement meets criteria specified in the contract. Advertising fees are charged to the advertisers based on the unit prices and the number of qualifying displays.

E-commerce model

Our e-commerce revenues are principally generated from selling membership cards to potential home buyers. The membership card allows a buyer to purchase specified properties from real estate developers at a discount greater than the price that we charge for the card. Membership fees are refundable until the potential home buyer uses the discounts to purchase properties. We recognize such e-commerce revenues upon obtaining confirmation that the membership card has been redeemed to purchase a property.

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

In accordance with ASU No. 2009 -13, we treat advertising contracts with multiple deliverable elements as separate units of accounting for revenue recognition purposes and to recognize revenue on a periodic basis during the contract when each deliverable service is provided. Since the contract price is for all deliverables, we allocate the arrangement consideration to all deliverables at the inception of the arrangement on the basis of their relative selling prices.

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

Sogou Website Alliance

Both pay-for-click services and online marketing services on the Sogou Web Directory expand distribution of advertisers’ Website links or advertisements by leveraging traffic on Sogou Website Alliance members’ Websites. We recognize gross revenue for the amount of fees we receive from advertisers, as we have the primary responsibility for fulfillment and acceptability. Payments made to Sogou Website Alliance members are included in cost of search and others revenues as traffic acquisition costs. We pay Sogou Website Alliance members based on either revenue-sharing arrangements, under which we pay a percentage of pay-for-click revenues generated from clicks by users of their properties, or on a pre-agreed unit price.

Online Game Revenues

Our online game revenues are generated from MMOG operation revenues, Web game revenues and overseas licensing revenues.

MMOG operations revenues

Revenues are recorded after deducting applicable Business Tax, discounts and rebates to distributors.

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

Web game revenue

Changyou began generating Web game revenue after its acquisition of a controlling interest in 7Road in May 2011. Revenues from Web games are derived mainly from revenue-sharing payments from third-party joint operators of Changyou’s games and license fees from certain of these joint operators. Changyou also derives revenues from direct operation of Wartune and DDTank on its own Websites for the games. Web games are operated primarily under the item-based revenue model, in which game players can access the games free of charge, but may purchase consumable virtual items, including those with a predetermined expiration time, or perpetual virtual items, such as certain costumes that stay bound to a game player throughout the life of the game. In certain of the joint operation arrangements, Changyou provides the games and related services to a third-party joint operator at no upfront fee. In these arrangements, Changyou is entitled to a single stream of revenue-sharing payments from the joint operator when game players convert the joint operator’s virtual currency into Changyou’s game coins or purchase Changyou’s game coins directly through such operator’s Websites or game platform. Certain of the joint operators pay Changyou license fees for the exclusive right to operate its games in specified geographic areas or upon achievement of certain performance milestones from the joint operators’ operation of the games. Certain of the joint operators also pay Changyou license fees for the right to be among a selected few who will have the initial right ahead of other operators to jointly operate Changyou’s Web games in China during a specified period after their launch.

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

PRC tax authorities have determined that all of the game revenues from the joint operation of Changyou’s Web games within China, which are generated through Shenzhen 7Road and are deemed to be derived from the sale of software, are subject to 17% PRC VAT, and that Shenzhen 7Road, as a “Software Enterprise,” is entitled to a 14% VAT refund immediately upon the filing of its VAT returns, with the result that 7Road’s net effective PRC VAT rate is 3%. Shenzhen 7Road presents PRC VAT on a gross basis, by which VAT at the rate of 17% is included in revenues, and Shenzhen 7Road’s net effective PRC VAT rate of 3% is included in cost of revenues, because Shenzhen 7Road’s 17% VAT obligation and its entitlement to a 14% VAT refund are one integrated preferential VAT policy.

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

Others Revenues

Others revenues are primarily generated from our business of offering traditional mobile products to mobile phone users through cooperation with China mobile network operators, offering IVAS with respect to the operation of Web games and services provided to software application users, and offering slots for advertisements to be shown in cinemas before the screening of movies.

Revenues from mobile products

The mobile products we provided to mobile phone users mainly consist of short messaging services (“SMS”), interactive voice response (“IVR”), ring-back tones (“RBT”), and mobile video. We obtain fees from the China mobile network operators, which charge users on a monthly or per message /download basis for mobile services we provide. After the receipt of service fees from China mobile network operators, we make payments to third-party mobile service alliance members and content providers based on revenue-sharing arrangements. Such revenues are recognized on either a gross or a net basis, which is determined by evaluating the terms of the arrangement to determine whether we are serving as principal or agent in a transaction.

Revenues from IVAS

Our IVAS revenues are currently derived from our operation of Web games and services we provide to users of our software applications. We offer Web games, including licensed and self-developed games on our Websites, collect payment from the end users, and pay a pre-agreed percentage of the proceeds to third-party developers for the licensed games. We provide online music and entertainment services to users of our software applications, such as RaidCall. Revenues from IVAS are recognized when our obligations under the agreements and all other revenue recognition criteria have been met.

Revenues from cinema advertisements

For cinema advertising services, a contract is signed with the advertiser to establish a fixed price and specify the advertising services to be provided. Pursuant to the contracts, we provide advertisement placements in advertising slots to be shown in cinemas before the screening of movies. When all the recognition criteria are met, revenues from cinema advertising are recognized under either the proportional performance method or the straight-line method, depending on the terms of the customer contract. Under the proportional performance method, revenues are generally recognized based on a percentage of the advertising slots actually delivered. Under the straight-line method, revenues are recognized on a straight-line basis over the contract period.

Share-based Compensation Expense

Sohu, Changyou, Sogou, and Sohu Video have incentive plans, and prior to June 28, 2013 7Road had an incentive plan, for the granting of share-based awards, including common stock or ordinary shares, share options, restricted shares and restricted share units, to their executive officers, management and employees.

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

Sohu Video Share-based Awards

On January 4, 2012, Sohu Video, the holding entity of Sohu’s video division, adopted a 2011 Share Incentive Plan (the “Video 2011 Share Incentive Plan”) which provides for the issuance of up to 25,000,000 ordinary shares of Sohu Video (amounting to 10% of the outstanding Sohu Video shares on a fully-diluted basis) to management and key employees of the video division and to Sohu management. As of March 31, 2014, grants of options for the purchase of 16,368,200 ordinary shares of Sohu Video had been made and were effective under the Video 2011 Share Incentive Plan.

For purposes of ASC 718, no grant date may be established until mutual understanding of the option awards’ key terms and conditions between Sohu Video and the recipients can be reached, and such mutual understanding cannot be reached until the enterprise value of Sohu Video and hence the fair value of the options is determinable and can be accounted for.

Management concluded that as of March 31, 2014 certain significant factors necessary to determine the fair value of Sohu’s video division remained uncertain. On the basis that the broader terms and conditions of the option awards had neither been finalized nor mutually agreed with the recipients, no grant of options had occurred for purposes of ASC 718 and hence no share-based compensation expense was recognized for the three months ended March 31, 2014.

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

As the original awards of restricted share units made under the 7Road 2012 Share Incentive Plan included as a vesting condition the completion of an initial public offering, which is not considered probable until it occurs, no share-based compensation expense was recognized for the fair value of the original awards. Incremental compensation expense, which is not classified as share-based compensation expense, is equal to the fair values of the two new compensation schemes included in the exchange program as of the date of the modification resulting from the exchange program.

For Scheme I, the modification resulted in total incremental compensation expense of $5.7 million, which will be recognized in the consolidated statements of comprehensive income ratably over the remaining vesting period of the awards for each tranche. For the three months ended March 31, 2014, compensation expense of $0.3 million was recognized in the consolidated statements of comprehensive income. As of March 31, 2014, 7Road paid $2.6 million in cash bonuses under Scheme I.

For Scheme II, the incremental compensation expense varies depending on 7Road’s financial performance. In the third quarter of 2013, 7Road granted to an additional 48 7Road employees the right to receive an annual cash bonus under Scheme II with the same terms as described above. For the three months ended March 31, 2014, compensation expense of $32,000 was recognized in the consolidated statements of comprehensive income.

Changyou Employee Incentive Plans

On February 8, 2014, Changyou’s Board of Directors approved three new employee incentive plans with terms of 10 years, effective January 1, 2014, under which Changyou may pay compensation to employees based on Changyou’s profits, or the profits of specified projects. Eligible employees will receive a cash award from the plans as a bonus based on the number of employee incentive instruments they hold in the plans.

Under two of these three plans, Changyou may pay compensation to employees based on Changyou’s profits. Changyou will distribute to eligible employees who participate in the plans up to 5% of Changyou’s annual adjusted net profits. Combined, these two plans will distribute up to 10% of Changyou’s annual adjusted net profits. Eligible employees will participate in these plans by paying an amount to purchase instruments that will entitle them, while they are employed by Changyou, to receive annual compensation under the plans. After four years of service to Changyou, employees who participate in either of these two plans will be entitled to sell their instruments to other employees at any time during their employment with Changyou at a price negotiated between the two employees, and by doing so would be compensated with the present value of their expected future cash bonuses for the remaining period of the incentive plans. Management concluded that compensation expense associated with these two plans should be accounted for by analogy to deferred compensation arrangements, and that the present value of the amounts forecasted to be distributed under the plans should be amortized over the first four years after the effective date of the plans, before the instruments are first allowed to be transferred to other employees; that the present value of future cash bonuses in the remaining period should be re-measured at each reporting date; that the gain or loss resulting from the re-measurement in the first four years should be amortized over the remaining portion of the four-year period; and that the gain or loss after the four-year period should be booked immediately. For the three months ended March 31, 2014, compensation expense recognized for these two plans was $1.3 million.

The third employee incentive plan is structured to allow eligible employees to receive up to 20% of the annual adjusted net profits of projects that they work on. Unlike under the first two plans, certain of the incentive instruments to be issued under this plan will permit participating employees to sell the instruments to other employees at any time during their employment, and certain of the incentive instruments will not permit participating employees to sell their instruments to other employees. Management concluded that compensation expense in the former case should be accounted for by analogy to deferred compensation arrangements, and accordingly should be accrued as of the effective date of the plan at the then present value of the amounts forecasted to be distributed under the plan; that the gain or loss resulting from the re-measurement of the cash bonus in the remaining period of the plan should be booked immediately; and that compensation expense in the latter case should be recognized when the amount of relevant distributions under these plans is determined and Changyou’s obligations are established each year. For the three months ended March 31, 2014, compensation expense recognized for this plan was $25.2 million.

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

PRC Value Added Tax and Business Tax

Effective September 1, 2012, a pilot program (the “Pilot Program”) for transition from the imposition of PRC business tax (“Business Tax”) to the imposition of VAT for revenues from certain industries was expanded from Shanghai to eight other cities and provinces in China, including Beijing and Tianjin. Commencing August 1, 2013 the Pilot Program was expanded to all regions in the PRC. Our brand advertising and search revenues as well as certain online game revenues were subject to the Pilot Program.

VAT payable on advertising and search revenues as well as online game revenues from Changyou’s Web game operations that were not developed in house is the difference between the output VAT (at a rate of 6%) and available input VAT amount (at the rate applicable to the supplier). Other online game revenues were not affected by the Pilot Program. Before and after the Pilot Program, revenues from MMOG operations are subject to a 5% Business Tax, and revenues of 7Road that deemed to be derived from the sale of software are subject to VAT. VAT payable by 7Road is at a rate of 17%, with a 14% immediate tax refund irrespective of the availability of any input VAT, resulting in a net rate of 3%.

The Group adopted the net presentation method for its brand advertising and search businesses both before and after the implementation of the Pilot Program. The Group adopted the gross presentation method for revenues of 7Road deemed to be derived from the sale of software both before and after the implementation of the Pilot Program.

U.S. Corporate Income Tax

Sohu.com Inc. is a Delaware corporation that is subject to U.S. corporate income tax on its taxable income at a rate of 34% or 35%. To the extent that Sohu.com Inc. has U.S. taxable income, we accrue U.S. corporate income tax in our consolidated statements of comprehensive income and make estimated tax payments as and when required by U.S. law.

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

Net Income /(Loss) per Share

Basic net income/(loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income/(loss) per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise or settlement of share-based awards using the treasury stock method. The dilutive effect of share-based awards with performance requirements is not considered before the performance targets are actually met. The computation of diluted net income/(loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect (i.e. an increase in earnings per share amounts or a decrease in loss per share amounts) on net income/(loss) per share. Additionally, for purposes of calculating the numerator of diluted net income/(loss) per share, the net income/(loss) attributable to the Sohu Group is adjusted as follows. The adjustment will not be made if there is an anti-dilutive effect.

(1)	Changyou’s net income/ (loss) attributable to the Sohu Group is determined using the percentage that the weighted average number of Changyou shares held by Sohu represents of the weighted average number of Changyou ordinary shares and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, and not by using the percentage held by Sohu of the total economic interest in Changyou, which is used for the calculation of basic net income per share.

In the calculation of the Sohu Group’s diluted net income/ (loss) per share, assuming a dilutive effect, all of Changyou’s existing unvested restricted share units, and vested restricted share units that have not yet been settled, are treated as vested and settled by Changyou under the treasury stock method, causing the percentage of the weighted average number of shares held by Sohu in Changyou to decrease. As a result, Changyou’s net income/ (loss) attributable to the Sohu Group on a diluted basis decreased accordingly. Assuming an anti-dilutive effect, all of these Changyou restricted share units are excluded from the calculation of the Sohu Group’s diluted net income/ (loss) per share. As a result, Changyou’s net income/ (loss) attributable to the Sohu Group on a diluted basis equals the number used for the calculation of the Sohu Group’s basic net income/(loss) per share.

(2)	Sogou’s net income /(loss) attributable to the Sohu Group is determined using the percentage that the weighted average number of Sogou shares held by Sohu represents of the weighted average number of Sogou Preferred Shares and Ordinary Shares, shares issuable upon the conversion of convertible preferred shares under the if-converted method, and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, and is not determined by allocating Sogou’s net income /(loss) to the Sohu Group using the methodology for the calculation of net income /(loss) attributable to the Sogou noncontrolling shareholders.

In the calculation of the Sohu Group’s diluted net income /(loss) per share, assuming a dilutive effect, the percentage of the Sohu Group’s shareholding in Sogou was calculated by treating convertible preferred shares issued by Sogou as having been converted at the beginning of the period and unvested share options with the performance targets achieved as well as vested but unexercised share options as having been exercised during the period. The dilutive effect of share-based awards with a performance requirement was not considered before the performance targets were actually met. Assuming an anti-dilutive effect, all of these Sogou shares and share options are excluded from the calculation of the Sohu Group’s diluted income /(loss) per share. As a result, Sogou’s net income /(loss) attributable to the Sohu Group on a diluted basis equals the number used for the calculation of the Sohu Group’s basic net income /(loss) per share.

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

Changyou loans from offshore banks, secured by time deposits

As of March 31, 2014 we had, through Changyou, loans from offshore banks secured by RMB deposits in onshore branches of those banks. The loans from the offshore branches of the lending banks are classified as short-term bank loans or long-term bank loans based on their repayment period. The rates of interest under the loan agreements with the lending banks were determined based on the prevailing interest rates in the market. The RMB onshore deposits securing the offshore loans are treated as restricted time deposits on our consolidated balance sheets.

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

Equity Investments

Investments in entities over which we do not have significant influence are accounted for by the cost method. Investments in entities over which we have significant influence but do not control are accounted for by the equity method. Under the equity method, our share of the post-acquisition profits or losses of the equity investment is recognized in our consolidated statements of comprehensive income; and our share of post-acquisition movements in equity investments is recognized in equity in our consolidated balance sheets. Unrealized gains on transactions between us and our equity investees are eliminated to the extent of the interest in the equity investments. Unrealized losses are also eliminated unless the transaction provides evidence of an impairment of the asset transferred. When our share of losses in an equity investment equals or exceeds our interest in the equity investment, we do not recognize further losses, unless we have incurred obligations or made payments on behalf of the equity investee.

Repurchase Options and Put Option for Sogou Series A Preferred Shares

As discussed in “Business Transactions-Sogou Transactions,” in September 2013 Sogou entered into Repurchase Option Agreements with Sohu Search and Photon, and a Repurchase/Put Option Agreement with China Web, with respect to Series A Preferred Shares of Sogou held by them. On March 24, 2014, Sogou purchased from China Web, pursuant to the Repurchase/Put Option Agreement between Sogou and China Web, 14.4 million Series A Preferred Shares of Sogou, for an aggregate purchase price of $47.3 million.

Sogou’s repurchase options with Photon and China Web were initially recognized in additional paid-in capital in the Sohu Group’s consolidated balance sheets at fair value when the agreements were signed. Any subsequent changes in the fair values of the repurchase options were not and will not be recognized. On March 24, 2014, the repurchase option with China Web was exercised by Sogou. As of March 31, 2014, the remaining balance for the repurchase option with Photon in additional paid-in capital was $1.2 million, based on the fair value of the repurchase option on September 16, 2013.

China Web’s put option with Sogou was initially recognized in other short-term liabilities in the Sohu Group’s consolidated balance sheets at fair value when the agreement was signed. Subsequent changes in the fair values of the put option were recognized quarterly in other income /(expense) in the Sohu Group’s consolidated statements of comprehensive income. In the first quarter of 2014, while the put option remained outstanding, the changes in the fair value of the put option of $2.3 million were recognized in other income in the Sohu Group’s consolidated statements of comprehensive income. After Sogou’s repurchase of the Series A Preferred Shares from China Web, the other short-term liabilities recognized with respect to China Web were reversed to zero.

Management determined the fair values of the repurchase options with Photon and China Web when the agreements were signed, and of the put option with China Web before Sogou exercised the repurchase option, using the binominal model, with a discount for lack of marketability, given that the repurchase options and the put option were not publicly traded at the time of grant. Management made the determination with the assistance of a qualified professional appraiser using management’s estimates and assumptions. We classify the valuation techniques that use these inputs as Level 3 of fair value measurements.

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

Commencing in the third quarter of 2011, we amortize licensed video content over the shorter of the term of the estimated period over which the benefits of the license agreement will be enjoyed, based on the trend in viewership accumulation, or the applicable license period. We update our accounting estimates for amortization of licensed video content costs if there is change in viewership patterns. Any such change in accounting estimates will be applied prospectively. Commencing in the first quarter of 2014, in order to match the current trend in viewership accumulation, we adopted an accelerated amortization patterns for certain of our purchased video content.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of our acquisitions of interests in our subsidiaries and consolidated VIEs. If the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, we report in our financial statements provisional amounts for the items for which the accounting is incomplete. If a measurement period adjustment is identified, we recognize the adjustment as part of the acquisition accounting. We increase or decrease the provisional amounts of identifiable assets or liabilities by means of increases or decreases in goodwill for measurement period adjustments.

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

Contingent Consideration

Changyou’s acquisition of Beijing Doyo Internet Technology Co., Ltd. (“Doyo”) includes a contingent consideration arrangement that requires additional consideration to be paid by Changyou based on the achievement of specified performance milestones by Doyo for the fiscal years 2013 through 2015. The fair value of the contingent consideration was recognized on the date of the acquisition with the income approach applied. There were no indemnification assets involved.

Changyou’s acquisition of the RaidCall Business includes a contingent consideration arrangement that gives Changyou the right to acquire additional shares of TalkTalk Limited (“TalkTalk”) at no cost if specified conditions occur through the 2014 fiscal year. The fair value of the right, which was nil, was recognized as contingent consideration on the date of the acquisition.

Mezzanine Equity

Mezzanine Equity consisted of noncontrolling interest in 7Road and a put option pursuant to which the noncontrolling shareholders would have had the right to put their ordinary shares in 7Road to Changyou at a pre-determined price if 7Road achieved specified performance milestones before the expiration of the put option and 7Road did not complete an IPO on NASDAQ, the New York Stock Exchange (the “NYSE”) or the Stock Exchange of Hong Kong (the “HKEX”). The put option was due to expire in 2014. Since the occurrence of the sale was not solely within the control of Changyou, the noncontrolling interest was classified as mezzanine equity instead of permanent equity in the Sohu Group’s and Changyou’s consolidated financial statements.

Under ASC 480-10, we calculated, on an accumulative basis from the acquisition date, (i) the amount of accretion that would increase the balance of noncontrolling interest to its estimated redemption value over the period from the date of the Shenzhen 7Road acquisition to the earliest redemption date of the noncontrolling interest in 7Road and (ii) the amount of net profit attributable to noncontrolling shareholders of 7Road based on their ownership percentage. The carrying value of the noncontrolling interest as mezzanine equity was adjusted by an accumulative amount equal to the higher of (i) and (ii).

On May 1, 2013, Changyou entered into an agreement to acquire all of the ordinary shares of 7Road held by the noncontrolling shareholders. The acquisition closed on June 5, 2013.

For the three months ended March 31, 2014 and 2013, accretion charges of nil and $10.7 million, respectively, were recorded in our statements of comprehensive income as net income attributable to the mezzanine-classified noncontrolling interest shareholders of 7Road.

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

Functional Currency and Foreign Currency Translation

Functional Currency

An entity’s functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. The functional currency of Sohu.com Inc. is the U.S. dollar. The functional currency of our subsidiaries in the U.S., the Cayman Islands, the British Virgin Islands and Hong Kong is the U.S. dollar. The functional currencies of our subsidiaries and VIEs in the PRC, Korea, Malaysia, India and the United Kingdom are the national currencies of those counties.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

Reclassification of Mobile Business and Mobile Segment

Commencing in the first quarter of 2014, we reclassified the mobile business and mobile segment to the others business and the others segment, respectively, because we did not consider the mobile business to be significant enough to constitute a separate business and the CODM no longer reviewed the mobile business as a separate segment. The mobile business offers mobile related services through mobile products to mobile phone users through cooperation with China mobile network operators. The mobile products consist primarily of SMS, IVR, RBT, and mobile video. A majority of the content is purchased from third-party content providers. To conform to current period presentations, the relevant amounts for prior periods have been reclassified accordingly. Such reclassifications amounted to $13.8 million for revenues and $9.3 million for costs for the three months ended March 31, 2013.

Revenues

The following table presents our revenues by revenue source and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2014		2013		2014 VS 2013
Revenues:
Online advertising:
Brand advertising	$111,103	30%	$80,237	26%	$30,866
Search and others	64,309	18%	36,052	12%	28,257

Subtotal of online advertising Revenues	175,412	48%	116,289	38%	59,123

Online game	163,388	45%	167,421	55%	(4,033)
Others	26,515	7%	23,886	7%	2,629

Total revenues	$365,315	100%	$307,596	100%	$57,719

Total revenues were $365.3 million for the three months ended March 31, 2014, compared to $307.6 million for the three months ended March 31, 2013. The year-on-year increase in total revenues for the first quarter of 2013 was $57.7 million. The increase was mainly attributable to increases in online advertising revenues.

Online Advertising Revenues

Online advertising revenues were $175.4 million for the three months ended March 31, 2014, compared to $116.3 million for the three months ended March 31, 2013. The year-on-year increase in online advertising revenues for the first quarter of 2014 was $59.1 million. The increase was mainly attributable to increases in brand advertising revenues and search and others revenues.

Brand Advertising Revenues

Brand advertising revenues were $111.1 million for the three months ended March 31, 2014, compared to $80.2 million for the three months ended March 31, 2013. The year-on-year increase in brand advertising revenues for the first quarter of 2014 was $30.9 million. The increase was mainly attributable to increases in revenues from the online video and real estate advertising businesses.

We expect brand advertising revenues to increase in the second quarter of 2014, compared to the first quarter of 2014.

Search and Others Revenues

Search and others revenues were $64.3 million for the three months ended March 31, 2014, compared to $36.1 million for the three months ended March 31, 2013. The year-on-year increase in search and others revenues for the first quarter of 2014 was $28.3 million. The increase was mainly due to increased traffic and improved monetization, as well as the effect of synergies from the Soso search-related businesses acquired from Tencent in the third quarter of 2013

We expect search and others revenues to increase in the second quarter of 2014, compared to the first quarter of 2014.

Online Game Revenues

Online game revenues were $163.4 million for the three months ended March 31, 2014, compared to $167.4 million for the three months ended March 31, 2013. The year-on-year decrease in online game revenues for the first quarter of 2014 was $4.0 million. The decrease was mainly due to decreased revenue from Wartune in China, and decreased revenue from DDTank.

We expect online game revenues to be stable in the second quarter of 2014, compared to the first quarter of 2014.

Others Revenues

Revenues for other services were $26.5 million for the three months ended March 31, 2014, compared to $23.9 million for the three months ended March 31, 2013. The year-on-year increase in others revenues for the first quarter of 2013 was $2.6 million. The increase was mainly due to increased revenues from IVAS and cinema advertising.

Costs and Expenses

Cost of Revenues

The following table presents our cost of revenues by source and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2014		2013		2014 VS 2013
Cost of revenues:
Online advertising:
Brand advertising	$64,140	46%	$44,878	43%	$19,262
Search and others	31,737	23%	20,792	20%	10,945

Subtotal of cost of online advertising revenues	95,877	69%	65,670	63%	30,207

Online game	26,586	21%	22,650	22%	3,936
Others	16,035	10%	15,209	15%	826

Total cost of revenues	$138,498	100%	$103,529	100%	$34,969

Total cost of revenues was $138.5 million for the three months ended March 31, 2014, compared to $103.5 million for the three months ended March 31, 2013. The increase in total cost of revenues for the first quarter of 2014 was $35.0 million. The increase was mainly attributable to increases in cost of online advertising revenues.

Cost of Online Advertising Revenues

Cost of online advertising revenues was $95.9 million for the three months ended March 31, 2014, compared to $65.7 million for the three months ended March 31, 2013. The year-on-year increase in cost of online advertising revenues for the first quarter of 2014 was $30.2 million. The increase was mainly attributable to increases in cost of brand advertising revenues.

Cost of Brand Advertising Revenues

Cost of brand advertising revenues mainly consists of content and license costs, bandwidth leasing costs, salary and benefits expenses, and depreciation expenses.

Cost of brand advertising revenues was $64.1 million for the three months ended March 31, 2014, compared to $44.9 million for the three months ended March 31, 2013. The year-on-year increase in cost of brand advertising revenues for the first quarter of 2014 was $19.3 million. The increase mainly consisted of a $7.6 million increase in the amortization of content and license costs, of which $3.8 million was due to adjustments in the amortization pattern for certain of our purchased video content in the quarter ended March 31, 2014, a $7.5 million increase in bandwidth leasing costs, a $1.7 million increase in salary and benefits expenses, and a $1.3 million increase in depreciation expenses.

Our brand advertising gross margin was 42% and 44%, respectively, for the three months ended March 31, 2014 and 2013. The decrease in our brand advertising gross margin was mainly due to the increase in the amortization of content and license costs and in bandwidth leasing costs.

Cost of Search and Others Revenues

Cost of search and others revenues mainly consists of traffic acquisition costs, depreciation expenses, bandwidth leasing costs, as well as salary and benefits expenses.

Cost of search and others revenues was $31.7 million for the three months ended March 31, 2014, compared to $20.8 million for the three months ended March 31, 2013. The year-on-year increase in cost of search and others revenues for the first quarter of 2014 was $10.9 million. The increase mainly consisted of a $4.4 million increase in traffic acquisition costs, a $3.6 million increase in depreciation expenses, and a $2.6 million increase in bandwidth leasing costs.

Our search and others gross margin was 51% and 42%, respectively, for the three months ended March 31, 2014 and 2013. The increase in our search and others gross margin was mainly due to higher revenues from increased traffic and the improved monetization of traffic, as well as traffic acquisition costs constituting a lower percentage of search and others revenues.

Cost of Online Game Revenues

Cost of online game revenues mainly consists of salary and benefits expenses, bandwidth leasing costs, revenue-based royalty payments to game developers, Business Tax and VAT arising from transactions between Changyou’s subsidiaries and its VIEs, and depreciation and amortization expenses.

Cost of online game revenues was $26.6 million for the three months ended March 31, 2014, compared to $22.7 million for the three months ended March 31, 2013. The year-on-year increase in cost of online game revenues for the first quarter of 2014 was $3.9 million. The increase included a $1.8 million increase in revenue-based royalty payments to game developers, and a $0.3 million increase in salary and benefits expense.

Our online game gross margin was 84% and 86%, respectively, for the three months ended March 31, 2014 and 2013. The decreases in our online game gross margin were mainly due to higher revenue-sharing amounts being paid to third-party game developers in the first quarter of 2014.

Cost of Revenues for Other Services

Cost of revenues for other services mainly consists of revenue-sharing payments paid to China mobile network operators, payments to theatres and film production companies for pre-film screening advertisement slots and revenue-sharing payments related to the IVAS business. Cost of revenues for other services was $16.0 million for the three months ended March 31, 2014, compared to $15.2 million for three months ended March 31, 2013. The year-on-year increase in cost of revenues for the first quarter of 2014 was $0.8 million.

Operating Expenses

The following table presents our operating expenses by nature and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2014		2013		2014 VS 2013
Operating expenses:
Product development	$117,722	40%	$51,819	39%	$65,903
Sales and marketing	142,354	48%	58,723	44%	83,631
General and administrative	35,354	12%	22,589	17%	12,765

Total operating expenses	$295,430	100%	$133,131	100%	$162,299

Total operating expenses were $295.4 million for the three months ended March 31, 2014, compared to $133.1 million for the three months ended March 31, 2013. The year-on-year increase in total operating expenses for the first quarter of 2014 was $162.3 million. The increase was mainly due to increases in sales and marketing expenses and product development expenses.

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

Product development expenses were $117.7 million for the three months ended March 31, 2014, compared to $51.8 million for the three months ended March 31, 2013. The year-on-year increase in product development expenses for the first quarter of 2014 was $65.9 million. The increase mainly consisted of a $26.1 million increase in salary and benefits expenses, which was mainly attributable to increased headcount and increased average compensation, a $25.9 million increase in compensation expense related to Changyou’s three new employee incentive plans, a $2.4 million increase in depreciation expenses, a $2.3 million increase in share-based compensation expense, which was related to Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search-related businesses, and a $2.0 million increase in facility expenses.

Sales and Marketing Expenses

Sales and marketing expenses mainly consist of advertising and promotional expenditures, salary and benefits expenses, travel expenses, and facility expenses.

Sales and marketing expenses were $142.4 million for the three months ended March 31, 2014, compared to $58.7 million for the three months ended March 31, 2013. The year-on-year increase in sales and marketing expenses for the first quarter of 2014 was $83.6 million. The increase mainly consisted of a $61.9 million increase in expenses for Changyou’s heavy promotion related to its platform initiatives surrounding its 17173 property as well as growing its various software applications, a $10.0 million increase in salary and benefits expenses, which was mainly attributable to increased headcount and increased average compensation, a $6.8 million increase in advertising and promotional expenditures, and a $2.6 million increase in travel expenses.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses, professional service fees, travel expenses, and facility expenses.

General and administrative expenses were $35.4 million for the three months ended March 31, 2014, compared to $22.6 million for the three months ended March 31, 2013. The year-on-year increase in general and administrative expenses for the first quarter of 2014 was $12.8 million. The increase mainly consisted of a $8.7 million increase in salary and benefits expenses, which was mainly attributable to increased headcount and increased average compensation, a $1.6 million increase in share-based compensation expense, which was mainly due to Sohu’s true-up of the shared-based compensation expense for forfeited restricted share units which would have become fully vested in the first quarter of 2014, a $1.3 million increase in facility expenses, and a $1.3 million increase in depreciation expenses.

Share-based Compensation Expense

Sohu, Changyou, Sogou, and Sohu Video have incentive plans, and prior to June 28, 2013 7Road had an incentive plan, for the granting of share-based awards, including common stock or ordinary shares, share options, restricted shares and restricted share units, to their executive officers, management and employees.

For Sohu, Changyou and Sogou, share-based compensation expense is recognized as costs or expenses in the consolidated statements of comprehensive income based on the fair value of the related share-based awards on their grant dates. For Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search-related businesses, share-based compensation expense is recognized by Sogou in the consolidated statements of comprehensive income based on the then-current fair value at each reporting date. Share-based compensation expense is charged to the shareholders’ equity or noncontrolling interest section in the consolidated balance sheets.

Share-based compensation expense was recognized in costs and/or expenses for the three months ended March 31, 2014 and 2013, as follows (in thousands):

	Three Months Ended March 31,
Share-based compensation expense	2014	2013
Cost of revenues (1)	$(214)	$70
Product development expenses	2,653	350
Sales and marketing expenses	703	172
General and administrative expenses	2,098	494

	$5,240	$1,086

Note(1):	In the first quarter of 2014, we trued up the shared-based compensation expense for forfeited restricted share units which would have become fully vested during the quarter.

Share-based compensation expense recognized for share awards of Sohu, Changyou and Sogou, was as follows (in thousands):

	Three Months Ended March 31,
Share-based compensation expense	2014	2013
For Sohu share-based awards	$2,628	$861
For Changyou share-based awards	280	209
For Sogou share-based awards (2)	2,332	16

	$5,240	$1,086

Note(2):	Also includes compensation expense for Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search-related businesses.

For Sohu share options, as of March 31, 2014 there was no unrecognized compensation expense because the requisite service periods for the remaining share options had ended by the end of 2009. For Sohu restricted share units, as of March 31, 2014, there was $7.0 million of unrecognized compensation expense.

For Changyou share-based awards, as of March 31, 2014, there was $1.6 million of unrecognized compensation expense.

For Sogou share-based awards, as of March 31, 2014, there was $6.3 million of unrecognized compensation expense, which also included the compensation expense for employees who transferred from Tencent with Soso search-related businesses.

There was no share-based compensation expense recognized for the share-based awards of Sohu Video and 7Road for any of the periods presented in the above table.

Operating Profit/ (Loss)

As a result of the foregoing, our operating loss was $68.6 million for the three months ended March 31, 2014, compared to operating profit of $70.9 million for the three months ended March 31, 2013. This change was mainly due to Changyou. Changyou’s operating loss was $30.0 million for the three months ended March 31, 2014, compared to operating profit of $101.6 million for the three months ended March 31, 2013. Changyou’s operating loss was mainly because of higher advertising costs related to its platform initiatives surrounding its 17173 property as well as growing its various software applications, increased salary and benefits expenses and increases in other compensation expenses related to its three new employee incentive plans in the first quarter of 2014.

Other Income

Other income was $3.8 million for the three months ended March 31, 2014, compared to $2.5 million for the three months ended March 31, 2013.

Interest Income

Interest income was $8.5 million for the three months ended March 31, 2014, compared to $6.7 million for the three months ended March 31, 2013.

Income Tax Expense

Income tax expense was $214,000 for the three months ended March 31, 2014, compared to $20.0 million for the three months ended March 31, 2013.

The year-on-year decrease in income tax expense in the first quarter of 2014 was mainly due to Changyou’s having recognized deferred tax assets arising from the net operating loss that it incurred in the first quarter of 2014.

Net Income/ (Loss)

Net loss was $56.0 million for the three months ended March 31, 2014, compared to net income of $58.2 million for the three months ended March 31, 2013.

Net Income/ (Loss) Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest was $4.9 million for the three months ended March 31, 2014, compared to net income attributable to noncontrolling interest of $23.1 million for the three months ended March 31, 2013.

The year-on-year decrease in net income attributable to noncontrolling interest was $28.0 million. The decrease was mainly due to Changyou’ having incurred a net loss in the first quarter of 2014.

We expect the net loss attributable to noncontrolling interest recognized for Changyou to be flat in the second quarter of 2014 compared to the first quarter of 2014, due to our expectation that Changyou’s net loss will be flat.

Deemed dividend to noncontrolling Sogou Series A Preferred shareholders

Deemed dividend to noncontrolling Sogou Series A Preferred shareholders was $27.7 million for the three months ended March 31, 2014, compared to nil for the three months ended March 31, 2013.

The deemed dividend resulted from Sogou’s repurchase of 14.4 million Sogou Series A Preferred Shares from China Web, and was deemed to have been contributed by Sohu, as a holder of ordinary shares of Sogou, in an amount equal to the proportionate difference between the price Sogou paid to China Web for the Series A Preferred Shares and the carrying amount of these 14.4 million Series A Preferred Shares in our consolidated financial statements.

Net Income/ (Loss) attributable to Sohu.com Inc.

As a result of the foregoing, we had net loss attributable to Sohu of $78.9 million for the three months ended March 31, 2014, compared to net income attributable to Sohu of $24.4 million for the three months ended March 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Resources Analysis

Liquidity Sources and Balance

Our principal sources of liquidity are cash, cash equivalents and short-term investments, as well as the cash flows generated from our operations. Cash equivalents primarily comprise time deposits.

As of March 31, 2014, we had cash and cash equivalents, and short-term investments of approximately $1,144 million. In addition, as of March 31, 2014, we had, through Changyou, loans from offshore banks in the principal amount of $257 million. These loans are secured by RMB deposits in onshore branches of those banks in the total amount of $372 million which is recognized as restricted time deposits.

As of March 31, 2014, we also had commitments for bandwidth purchases in the amount of $79.2 million, commitments for operating leases in the amount of $68.3 million, commitments for purchases of games developed by third-parties in the amount of $49.5 million, commitments for video content purchases in the amount of $39.3 million, commitments for purchases of cinema advertisement slot rights in the amount of $29.2 million and commitments for other content and service purchases in the amount of $25.0 million.

Significant Cash Related Activities

On March 24, 2014, Sogou purchased from China Web, pursuant to the Repurchase/Put Option Agreement between Sogou and China Web, 14.4 million Series A Preferred Shares of Sogou, for an aggregate purchase price of $47.3 million.

We believe our current liquidity and capital resources are sufficient to meet anticipated working capital needs (net cash used in operating activities), commitments and capital expenditures over the next twelve months. We may, however, require additional cash resources due to changes in business conditions and other future developments, or changes in general economic conditions.

Cash Generating Ability

Our cash flows were summarized below (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash (used in)/ provided by operating activities	$(34,991)	$46,768
Net cash provided by/(used in) investing activities	96,656	(103,568)
Net cash (used in)/ provided by financing activities	(200,130)	17,373
Effect of exchange rate change on cash and cash equivalents	(4,398)	4,222

Net decrease in cash and cash equivalents	(142,863)	(35,205)
Cash and cash equivalents at beginning of period	1,287,288	833,535

Cash and cash equivalents at end of period	$1,144,425	$798,330

Net Cash (used in)/ Provided by Operating Activities

For the three months ended March 31, 2014, $35.0 million net cash used in operating activities was primarily attributable to our net loss of $56.0 million, adjusted by non-cash items of depreciation and amortization of $47.7 million, share-based compensation expense of $5.2 million, impairment of intangible assets of $0.2 million, and other non-cash items of $0.2 million, offset by a decrease in cash from working capital items of $28.6 million, non-cash item of change in put option fair value of $2.3 million, and income from investments in debt securities of $1.4 million.

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

Net Cash provided by/ (Used in) Investing Activities

For the three months ended March 31, 2014, $96.7 million net cash provided by investing activities was primarily attributable to proceeds received from maturity of debt securities of $82.0 million, withdrawal of restricted time deposits originally used as collateral for Changyou loans from offshore banks of $48.8 million, proceeds from short-term investments of $2.8 million, investment income from investments in debt securities of $1.4 million, and proceeds from other investing activities of $0.2 million, offset by $38.5 million used to acquire fixed assets and intangible assets.

For the three months ended March 31, 2013, $103.6 million net cash used in investing activities was primarily attributable to $47.0 million used to acquire fixed assets and intangible assets (including a $2.3 million payment for an office building acquired by Sohu and a $16.0 million payment for an office building acquired by Changyou), restricted time deposits used as collateral for Changyou loans from offshore banks of $30.8 million, restricted time deposits used as collateral for credit facilities provided by banks to certain Sogou employees of $9.0 million, and purchase of short-term investments of $18.2 million, offset by income from investments in debt securities of $1.4 million.

Net Cash (Used in) /Provided by Financing Activities

For the three months ended March 31, 2014, $200.1 million net cash used in financing activities was primarily attributable to Changyou’s repayment of $153.2 million loans to offshore banks, $47.3 million used in Sogou’s repurchase of Series A Preferred Shares of Sogou from China Web, offset by $0.4 million received from the issuance of common stock upon the exercise of share options granted under our stock incentive plan.

For the three months ended March 31, 2013, $17.4 million net cash provided by financing activities was primarily attributable to $30.0 million of Changyou loans from offshore banks, $5.4 million in proceeds received from early exercise of share-based awards in subsidiary, $1.3 million from the exercise of share-based awards in a subsidiary, and $0.4 million from the issuance of common stock upon the exercise of share options granted under our stock incentive plan, offset by $19.7 million used for contingent consideration paid by Changyou to 7Road’s noncontrolling shareholders.

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

The PRC CIT Law generally imposes a 10% withholding tax on dividends distributed by WFOEs to their immediate holding companies outside mainland China, provided that a lower rate may apply under tax treaties between mainland China and other jurisdictions. For example, withholding tax for dividends to a holding company in Hong Kong may, under certain circumstances, be 5% rather than 10%. As of March 31, 2014, we had accrued deferred tax liabilities in the amount of $20.0 million for withholding taxes associated with dividends paid by Changyou’s mainland China-based WFOEs to Changyou’s Hong Kong subsidiary.

Under regulations of the PRC State Administration of Foreign Exchange (“SAFE”), the RMB is not convertible into foreign currencies for capital account items, such as loans, repatriation of investments and investments outside of mainland China, unless prior approval of the SAFE is obtained and prior registration with the SAFE is made.

PRC restrictions related to our VIE structure

While generally our VIEs generate revenues and cash, most of our VIEs incurred deficits as a result of significant costs involved in their operations for the three months ended March 31, 2014.

Substantially all of Changyou’s operations are conducted through its VIEs, which generate most of Changyou’s online game revenues. Although Changyou’s subsidiaries received or absorbed a majority of the VIEs’ profits or losses pursuant to contractual agreements between the VIEs and Changyou’s PRC subsidiaries providing for payments to the subsidiaries in return for services provided to the VIEs by the PRC subsidiaries, significant cash balances remained in Changyou’s VIEs as of March 31, 2014. As Changyou’s VIEs are not owned by Changyou’s PRC subsidiaries, the VIEs are not able to make dividend payments to the subsidiaries. Therefore, in order for Sohu.com Inc. or our subsidiaries outside of mainland China to receive any dividends, loans or advances from Changyou’s PRC subsidiaries, we will need to rely on these contractual payments made by Changyou’s VIEs to Changyou’s PRC subsidiaries. Depending on the nature of services provided by Changyou’s PRC subsidiaries to their corresponding VIEs, certain of these payments will subject to PRC taxes, including Business Tax and VAT, which will effectively reduce the amount that the PRC subsidiary receives from its corresponding VIE. In addition, the PRC government could impose restrictions on such payments or change the tax rates applicable to such payments.

U.S. corporate income tax

Sohu.com Inc. is a Delaware corporation and is subject to corporate income tax in the United States. Although in the past Sohu.com Inc. has been able to use NOLs to offset a portion of its U.S. taxable income, at the end of its 2012 taxable year it had no further NOLs available for offsetting any U.S. taxable income. The majority of our subsidiaries and VIEs are based in China and are subject to income taxes in the PRC. These China-based subsidiaries and VIEs conduct substantially all of our operations and, as a result, we generate most of our consolidated income or losses in China. The amount of cash derived from our operations that can be used to buy back our shares of common stock in the market, paid as dividends to Sohu.com Inc.’s shareholders or used for other corporate purposes of Sohu.com Inc. may be limited by the imposition of U.S. corporate income tax on Sohu.com Inc.’s income.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The FASB issued Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the threshold for reporting discontinued operations and adds new disclosures. The new guidance defines a discontinued operation as a disposal that “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. Entities may “early adopt” the guidance for new disposals. The Group is currently evaluating the impact on its consolidated financial statements of adopting this guidance.

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

The RMB is currently freely convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment. In addition, commencing on July 21, 2005, China reformed its exchange rate regime by changing to a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies. Under the managed floating exchange rate regime, the RMB is no longer pegged to the U.S. dollar. The exchange rate of the RMB against the U.S. dollar was adjusted to RMB8.11 per U.S. dollar as of July 21, 2005, representing an appreciation of about 2%. The People’s Bank of China will announce the closing prices of foreign currencies such as the U.S. dollar traded against the RMB in the inter-bank foreign exchange market after the closing of the market on each business day, and will make such prices the central parity for trading against the RMB on the following business day. On May 19, 2007, the People’s Bank of China announced a policy to expand the maximum daily floating range of RMB trading prices against the U.S. dollar in the inter-bank spot foreign exchange market from 0.3% to 0.5%. While the international reactions to the RMB revaluation and widening of the RMB’s daily trading band have generally been positive, with the increased floating range of the RMB’s value against foreign currencies, the RMB may appreciate or depreciate significantly in value against the U.S. dollar or other foreign currencies in the long term, depending on the fluctuation of the basket of currencies against which it is currently valued. On June 19, 2010, the People’s Bank of China announced that it has decided to proceed further with the reform of the RMB exchange rate regime to enhance the flexibility of the RMB exchange rate and that emphasis would be placed on reflecting market supply and demand with reference to a basket of currencies. While so indicating its intention to make the RMB’s exchange rate more flexible, the People’s Bank of China ruled out any sharp fluctuations in the currency or a one-off adjustment. On April 16, 2012, the People’s Bank of China announced a policy to expand the maximum daily floating range of RMB trading prices against the U.S. dollar in the inter-bank spot foreign exchange market from 0.5% to 1%. On March 17, 2014, the People’s Bank of China announced a policy to further expand the maximum daily floating range of RMB trading prices against the U.S. dollar in the inter-bank spot foreign exchange market to 2%. In the long term, the RMB may appreciate or depreciate more significantly in value against the U.S. dollar or other foreign currencies, depending on the market supply and demand with reference to a basket of currencies.

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

The following table sets forth a summary of our foreign currency sensitive financial instruments as of March 31, 2014, which consisted of cash and cash equivalents, restricted time deposits, accounts receivable, prepaid and other current assets, current liabilities, long-term accounts payable and long-term bank loans. These financial instruments are recorded at their fair value.

	Denominated in (in thousands)
	US$	RMB	HK$	Others	Total
Cash and cash equivalents	554,711	584,678	2,746	2,281	1,144,425
Restricted time deposits	9,305	372,101	0	0	381,406
Accounts receivable	2,199	141,923	19	344	144,485
Prepaid and other current assets	2,103	129,840	29	605	132,577
Current liabilities	279,158	645,950	2	852	925,962
Long-term accounts payable	0	5,226	0	0	5,226

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

INFLATION RATE RISK

According to the National Bureau of Statistics of China, the consumer price index grew 2.3% in the first three months of 2014. While this rate of inflation represents a decline compared to the rate for the previous quarter, there may be further increased inflation in the future, which could have a material adverse effect on our business.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in the legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 28, 2014.

ITEM 1A. RISK FACTORS

There are no material changes or updates to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 28, 2014.

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

During the three months ended March 31, 2014, Sohu did not use any proceeds from the offering. The remaining net proceeds from the offering have been invested in cash and cash equivalents. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Please see the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2014

SOHU.COM INC.

By:	/s/ Carol Yu
Carol Yu Co-President and Chief Financial Officer

Sohu.com Inc.

Quarterly Report on Form 10-Q for Quarter Ended March 31, 2014

EXHIBITS INDEX

10.1	English Translation of Share Pledge Agreement, dated December 28, 2009, between Sohu Era and Jing Zhou.

10.2	English Translation of Share Pledge Agreement, dated October 26, 2011, between Sohu Era and Xiufeng Deng.

10.3	English Translation of Loan Agreement, dated August 15, 2011, between Sohu Era and Gang Fang.

10.4	English Translation of Loan Agreement, dated August 15, 2011, between Sohu Era and Yanfeng Lv.

10.5	English Translation of Share Pledge Agreement, dated August 30, 2011, among Sohu Era, Gang Fang and Yanfeng Lv.

10.6	English Translation of Exclusive Equity Interest Purchase Rights Agreement, dated August 30, 2011, among Sohu Era, Yi He Jia Xun and the shareholders of Yi He Jia Xun.

10.7	English Translation of Business Operation Agreement, dated August 30, 2011, among Sohu Era, Yi He Jia Xun and the shareholders of Yi He Jia Xun.

10.8	English Translation of Power of Attorney, dated August 30, 2011, by the shareholders of Yi He Jia Xun in favor of Sohu Era.

10.9	Termination Agreement entered into between Sohu.com Inc. and Ms. Belinda Wang, dated March 5, 2014.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Charles Zhang

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu

32.1	Section 1350 Certification of Charles Zhang

32.2	Section 1350 Certification of Carol Yu

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013; (ii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2014 and 2013; (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013; (iv) Condensed Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2014 and 2013; and (v) Notes to Condensed Consolidated Financial Statements, tagged using four different levels of detail.