Form 10-Q
period 2014-06-30
SOHU COM INC
filed 2014-08-08
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 30, 2014
Common stock, $.001 par value	38,476,961

SOHU.COM INC.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SOHU.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except par value)

	As of
	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,050,362	$1,287,288
Restricted time deposits	372,058	393,087
Short-term investments	0	2,827
Investments in debt securities	0	82,009
Accounts receivable, net	164,906	154,342
Prepaid and other current assets	139,978	132,002

Total current assets	1,727,304	2,051,555

Fixed assets, net	549,233	564,442
Goodwill	207,541	208,795
Intangible assets, net	99,926	107,108
Restricted time deposits	9,305	40,961
Prepaid non-current assets	8,704	9,527
Other assets	32,143	16,327

Total assets	$2,634,156	$2,998,715

LIABILITIES
Current liabilities:
Accounts payable (including accounts payable of consolidated variable interest entities (“VIEs”) without recourse to the Company of $4,762 and $16,167, respectively, as of June 30, 2014 and December 31, 2013)	$126,059	$125,896
Accrued liabilities (including accrued liabilities of consolidated VIEs without recourse to the Company of $75,749 and $79,041, respectively, as of June 30, 2014 and December 31, 2013)	201,984	227,018
Receipts in advance and deferred revenue (including receipts in advance and deferred revenue of consolidated VIEs without recourse to the Company of $43,050 and $60,140, respectively, as of June 30, 2014 and December 31, 2013)	102,104	113,328
Accrued salary and benefits (including accrued salary and benefits of consolidated VIEs without recourse to the Company of $3,265 and $3,241, respectively, as of June 30, 2014 and December 31, 2013)	113,504	90,901
Taxes payable (including taxes payable of consolidated VIEs without recourse to the Company of $6,567 and $7,616, respectively, as of June 30, 2014 and December 31, 2013)	38,850	48,324
Deferred tax liabilities (including deferred tax liabilities of consolidated VIEs without recourse to the Company of $3,as of both June 30, 2014 and December 31, 2013)	20,601	18,813
Short-term bank loans (including short-term bank loans of consolidated VIEs without recourse to the Company of nil as of both June 30, 2014 and December 31, 2013)	257,000	410,331

Other short-term liabilities (including other short-term liabilities of consolidated VIEs without recourse to the Company of $18,620 and $253,933, respectively, as of June 30, 2014 and December 31, 2013)	66,366	79,798
Contingent consideration (including contingent consideration of consolidated VIEs without recourse to the Company of $2,867 and nil, respectively, as of June 30, 2014 and December 31, 2013)	2,867	0

Total current liabilities	929,335	1,114,409

Long-term accounts payable (including long-term accounts payable of consolidated VIEs without recourse to the Company of $1,554 and $1,621, respectively, as of June 30, 2014 and December 31, 2013)	5,331	6,252
Long-term taxes payable (including long-term taxes payable of consolidated VIEs without recourse to the Company of nil as of both June 30, 2014 and December 31, 2013)	24,820	24,835
Deferred tax liabilities (including deferred tax liabilities of the consolidated VIEs without recourse to the Company of $3,106 and $3,777, respectively, as of June 30, 2014 and December 31, 2013)	11,180	12,337
Contingent consideration (including contingent consideration of consolidated VIEs without recourse to the Company of $1,498 and $4,162, respectively, as of June 30, 2014 and December 31, 2013)	1,498	4,162

Total long-term liabilities	42,829	47,586

Total liabilities	972,164	1,161,995

Commitments and contingencies
SHAREHOLDERS’ EQUITY
Sohu.com Inc. shareholders’ equity:
Common stock: $0.001 par value per share (75,400 shares authorized; 38,477 shares and 38,326 shares, respectively, issued and outstanding as of June 30, 2014 and December 31, 2013)	44	44
Additional paid-in capital	652,185	601,633
Treasury stock (5,889 shares as of both June 30, 2014 and December 31, 2013)	(143,858)	(143,858)
Accumulated other comprehensive income	106,958	116,304
Retained earnings	632,638	752,582

Total Sohu.com Inc. shareholders’ equity	1,247,967	1,326,705
Noncontrolling interest	414,025	510,015

Total shareholders’ equity	1,661,992	1,836,720

Total liabilities and shareholders’ equity	$2,634,156	$2,998,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Online advertising:
Brand advertising	$133,408	$100,191	$244,511	$180,428
Search and others	85,064	46,171	149,373	82,223

Subtotal of online advertising revenues	218,472	146,362	393,884	262,651

Online games	153,877	168,295	317,265	335,716
Others	27,802	24,247	54,317	48,133

Total revenues	400,151	338,904	765,466	646,500

Cost of revenues:
Online advertising:
Brand advertising	82,898	51,556	147,038	96,434
Search and others	40,420	24,498	72,157	45,290

Subtotal of cost of online advertising revenues	123,318	76,054	219,195	141,724

Online games	30,263	22,981	56,849	45,630
Others	16,305	14,610	32,340	29,820

Total cost of revenues	169,886	113,645	308,384	217,174

Gross profit	230,265	225,259	457,082	429,326

Operating expenses:
Product development	102,218	63,361	219,940	115,180
Sales and marketing	136,606	71,678	278,960	130,401
General and administrative	53,246	25,772	88,600	48,361
Total operating expenses	292,070	160,811	587,500	293,942

Operating profit /(loss)	(61,805)	64,448	(130,418)	135,384

Other income	694	1,532	4,444	4,063
Net interest income	8,779	5,498	17,236	12,199
Exchange difference	59	(1,984)	637	(3,969)

Income /(loss) before income tax expense	(52,273)	69,494	(108,101)	147,677
Income tax benefit /(expense)	1,740	(16,251)	1,526	(36,269)

Net income /(loss)	(50,533)	53,243	(106,575)	111,408
Less: Net income /(loss) attributable to the mezzanine-classified noncontrolling interest shareholders	0	7,112	0	17,780
Net income /(loss) attributable to the noncontrolling interest shareholders	(9,443)	24,505	(14,378)	47,571
Deemed dividend to noncontrolling Sogou Series A Preferred shareholders	0	0	27,747	0

Net income /(loss) attributable to Sohu.com Inc.	$(41,090)	$21,626	$(119,944)	$46,057

Net income /(loss)	(50,533)	53,243	(106,575)	111,408
Other comprehensive income /(loss): Foreign currency translation adjustment, net of tax	(255)	20,429	(13,079)	25,232

Comprehensive income /(loss)	(50,788)	73,672	(119,654)	136,640

Less: Comprehensive income /(loss) attributable to the mezzanine-classified noncontrolling interest shareholders	0	7,112	0	17,780
Comprehensive income /(loss) attributable to noncontrolling interest shareholders	(9,485)	28,800	(18,111)	52,932

Deemed dividend to noncontrolling Sogou Series A Preferred shareholders	0	0	27,747	0

Comprehensive income /(loss) attributable to Sohu.com Inc.	(41,303)	37,760	(129,290)	65,928
Basic net income /(loss) per share attributable to Sohu.com Inc.	$(1.07)	$0.57	$(3.12)	$1.21

Shares used in computing basic net income /(loss) per share attributable to Sohu.com Inc.	38,475	38,259	38,443	38,214

Diluted net income /(loss) per share attributable to Sohu.com Inc.	$(1.16)	$0.56	$(3.18)	$1.16

Shares used in computing diluted net income /(loss) per share attributable to Sohu.com Inc.	38,475	38,492	38,443	38,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income /(loss)	$(106,575)	$111,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38,751	23,833
Share-based compensation expense	14,771	2,325
Amortization of intangible assets and purchased video content in prepaid expense	64,562	32,309
Impairment of intangible assets	412	1,444
Provision for allowance for doubtful accounts	471	(386)
Investment income from investments in debt securities	(1,370)	(2,748)
Change in fair value of put option	(2,304)	0
Others	1,299	(1,507)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(12,082)	(38,516)
Prepaid and other assets	(2,978)	(24,002)
Accounts payable	(9,168)	5,534
Receipts in advance and deferred revenue	(10,582)	1,141
Taxes payable	(9,337)	1,744
Deferred tax	(17,058)	6,133
Accrued and other short-term liabilities	20,847	33,014

Net cash provided by /(used in) operating activities	(30,341)	151,726
Cash flows from investing activities:
Purchase of noncontrolling interest in 7Road	0	(76,010)
Purchase of fixed assets	(56,070)	(48,655)
Purchase of intangible and other assets	(54,363)	(38,942)
Proceeds received from maturity of debt securities	82,009	0
Cash received /(paid) related to restricted time deposits	48,764	(90,963)
Proceeds from /(purchase of) short-term investments, net	2,827	(40,682)
Other cash proceeds related to investing activities	1,687	93

Net cash provided by /(used in) investing activities	24,854	(295,159)
Cash flows from financing activities:
Issuance of common stock	425	784
Repurchase of Sogou Series A Preferred Shares from noncontrolling shareholders	(47,285)	0
Repurchase of Sogou Class A Ordinary Shares from noncontrolling shareholders	(24,532)	0
Proceeds /(repayments) of loans from offshore banks	(153,193)	81,000
Payment of contingent consideration	(2,813)	(19,736)
Exercise of share-based awards in subsidiary	404	1,324
Proceeds received from early exercise of share-based awards in subsidiary	0	5,278

Net cash provided by /(used in) financing activities	(226,994)	68,650
Effect of exchange rate changes on cash and cash equivalents	(4,445)	11,790

Net decrease in cash and cash equivalents	(236,926)	(62,993)

Cash and cash equivalents at beginning of period	1,287,288	833,535

Cash and cash equivalents at end of period	$1,050,362	$770,542

Supplemental cash flow disclosures:
Barter transactions	721	374
Supplemental schedule of non-cash investing activity:
Consideration payable for purchase of noncontrolling interest in 7Road	0	2,000
Changes in government grant in prepaid and other current assets	0	1,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Six Months Ended June 30, 2014

(In thousands)

		Sohu.com Inc. Shareholders’ Equity
	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$1,836,720	$44	$601,633	$(143,858)	$116,304	$752,582	$510,015
Issuance of common stock	425	0	425	0	0	0	0
Repurchase of Sogou Series A Preferred Shares from noncontrolling shareholders	(47,285)	0	26,276	0	0	(27,747)	(45,814)
Repurchase of Sogou Class A Ordinary Shares from noncontrolling shareholders	(24,532)	0	0	0	0	0	(24,532)
Exercise of right to repurchase from China Web	1,584	0	1,584	0	0	0	0
Purchase of equity interests of a VIE from a third party shareholder	(809)	0	11	0	0	0	(820)
Share-based compensation expense	14,753	0	11,029	0	0	0	3,724
Settlement of share-based awards in subsidiary	790	0	11,227	0	0	0	(10,437)
Net income attributable to Sohu.com Inc. and noncontrolling interest shareholders	(106,575)	0	0	0	0	(92,197)	(14,378)
Foreign currency translation adjustment, net of tax	(13,079)	0	0	0	(9,346)	0	(3,733)

Ending balance	$1,661,992	$44	$652,185	$(143,858)	$106,958	$632,638	$414,025

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

Brand Advertising Business

The Sohu Group’s brand advertising business offers to its users, over its matrices of Chinese language online media content and services, various products and services (such as free of charge content, including news, video, interactive community and other competitive Internet services and membership services) across multiple Internet-enabled devices, such as PCs, mobile phones and tablets. It also offers advertisements on Sohu Group Web properties to companies seeking to increase their brand awareness online.

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

In June 2014, Sogou repurchased approximately 4.2 million of its Class A Ordinary Shares from non-controlling shareholders, some of whom are employees of the Group, for an aggregate purchase price of $41.6 million.

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

VIE Consolidation

The Sohu Group adopted the guidance of accounting for VIEs, which requires VIEs to be consolidated by the primary beneficiary of the entity. For consolidated VIEs, management made evaluations of the relationships between the Sohu Group and the VIEs and the economic benefit flow of contractual arrangements with the VIEs. In connection with such evaluation, management also took into account the fact that, as a result of such contractual arrangements, the Group controls the shareholders’ voting interests in these VIEs. As a result of such evaluation, management concluded that the Sohu Group is the primary beneficiary of its consolidated VIEs. The Sohu Group has two VIEs that are not consolidated, since the Group is not the primary beneficiary.

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

The accompanying unaudited condensed consolidated interim financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the six months ended June 30, 2014 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

Reclassification of Mobile Business to Others Business

Commencing in the first quarter of 2014, the Group reclassified the mobile business to the others business, because the Group did not consider the mobile business to be significant enough to constitute a separately-disclosed revenue stream. The mobile business offers mobile related services through mobile products to mobile phone users through cooperation with China mobile network operators. The mobile products consist primarily of short messaging services (“SMS”), mobile video, ring-back tones (“RBT”), and interactive voice response (“IVR”). A majority of the content is purchased from third-party content providers. To conform to current period presentations, certain comparative figures for prior periods have been reclassified accordingly. Such reclassifications amounted to $15.3 million and $29.1 million, respectively, for revenues and $9.0 million and $18.2 million, respectively, for costs for the three months and six months ended June 30, 2013.

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

In connection with the reclassification of the mobile business to the others business, as the CODM no longer reviewed the mobile business as a separate segment, the Group reclassified the mobile segment to the others segment from the first quarter of 2014. There are four reportable segments in the Group, consisting of brand advertising, Sogou (which mainly consists of search and others business), Changyou (which mainly consists of the online game business) and others business. The Group has restated the presentation of its reportable segments for prior periods to conform to the current presentation.

The following tables present summary information by reportable segment (in thousands):

	Three Months Ended June 30, 2014
	Brand Advertising and Others
	Brand Advertising	Others	Brand Advertising and Others	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$121,685	$13,400	$135,085	$90,951	$177,781	$(3,666)	$400,151
Segment cost of revenues	(78,582)	(6,815)	(85,397)	(39,988)	(43,519)	217	(168,687)

Segment gross profit /(loss)	$43,103	$6,585	49,688	50,963	134,262	(3,449)	231,464

SBC (2) in cost of revenues			(700)	(482)	(17)	0	(1,199)

Gross profit			48,988	50,481	134,245	(3,449)	230,265

Operating expenses:
Product development			(21,825)	(25,286)	(48,977)	1,164	(94,924)
Sales and marketing			(54,494)	(14,309)	(69,387)	3,695	(134,495)
General and administrative			(12,075)	(2,590)	(22,452)	(168)	(37,285)
SBC (2) in operating expenses			(4,770)	(20,603)	(441)	448	(25,366)

Total operating expenses			(93,164)	(62,788)	(141,257)	5,139	(292,070)

Operating profit /(loss)			(44,176)	(12,307)	(7,012)	1,690	(61,805)
Other income /(expense)			1,399	103	434	(1,242)	694
Net interest income			2,635	402	5,742	0	8,779
Exchange difference			(14)	(78)	151	0	59
Income /(loss) before income tax expense			(40,156)	(11,880)	(685)	448	(52,273)

Income tax (expense) /benefit			(452)	0	2,192	0	1,740

Net income /(loss)			$(40,608)	$(11,880)	$1,507	$448	$(50,533)

Note (1):	The elimination for segment revenues mainly consists of revenues from marketing services provided by the brand advertising segment (banner advertisements etc.) to the Changyou segment.
Note (2):	“SBC” stands for share-based compensation expense.

	Three Months Ended June 30, 2013
	Brand Advertising and Others
	Brand Advertising	Others	Brand Advertising and Others	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$92,298	$17,837	$110,135	$49,874	$182,371	$(3,476)	$338,904
Segment cost of revenues	(48,372)	(9,800)	(58,172)	(24,495)	(30,976)	96	(113,547)

Segment gross profit /(loss)	$43,926	$8,037	51,963	25,379	151,395	(3,380)	225,357

SBC (2) in cost of revenues			(60)	(3)	(35)	0	(98)

Gross profit			51,903	25,376	151,360	(3,380)	225,259

Operating expenses:
Product development			(22,115)	(14,650)	(26,188)	0	(62,953)
Sales and marketing			(46,960)	(9,447)	(18,450)	3,380	(71,477)
General and administrative			(9,699)	(2,428)	(13,113)	0	(25,240)
SBC (2) in operating expenses			(535)	(261)	(347)	2	(1,141)

Total operating expenses			(79,309)	(26,786)	(58,098)	3,382	(160,811)

Operating profit /(loss)			(27,406)	(1,410)	93,262	2	64,448
Other income /(expense)			937	82	513	0	1,532
Net interest income			1,171	272	4,055	0	5,498
Exchange difference			(458)	143	(1,669)	0	(1,984)
Income /(loss) before income tax expense			(25,756)	(913)	96,161	2	69,494

Income tax (expense) /benefit			(2,366)	(6)	(13,879)	0	(16,251)

Net income /(loss)			$(28,122)	$(919)	$82,282	$2	$53,243

Note (1):	The elimination for segment revenues mainly consists of revenues from marketing services provided by the brand advertising segment (banner advertisements etc.) to the Changyou segment.
Note (2):	“SBC” stands for share-based compensation expense.

	Six Months Ended June 30, 2014
	Brand Advertising and Others
	Brand Advertising	Others	Brand Advertising and Others	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$226,255	$26,814	$253,069	$160,923	$358,534	$(7,060)	$765,466
Segment cost of revenues	(139,451)	(14,049)	(153,500)	(71,689)	(82,663)	453	(307,399)

Segment gross profit /(loss)	$86,804	$12,765	99,569	89,234	275,871	(6,607)	458,067

SBC (2) in cost of revenues			(344)	(513)	(128)	0	(985)

Gross profit			99,225	88,721	275,743	(6,607)	457,082

Operating expenses:
Product development			(44,332)	(49,469)	(118,535)	2,343	(209,993)
Sales and marketing			(107,938)	(25,349)	(149,960)	7,101	(276,146)
General and administrative			(21,390)	(5,187)	(43,620)	(344)	(70,541)
SBC (2) in operating expenses			(7,515)	(23,429)	(637)	761	(30,820)

Total operating expenses			(181,175)	(103,434)	(312,752)	9,861	(587,500)

Operating profit /(loss)			(81,950)	(14,713)	(37,009)	3,254	(130,418)
Other income /(expense)			3,427	2,459	1,051	(2,493)	4,444
Net interest income			4,549	854	11,833	0	17,236
Exchange difference			(88)	(163)	888	0	637
Income /(loss) before income tax expense			(74,062)	(11,563)	(23,237)	761	(108,101)

Income tax (expense) /benefit			(3,349)	0	4,875	0	1,526

Net income /(loss)			$(77,411)	$(11,563)	$(18,362)	$761	$(106,575)

Note (1):	The elimination for segment revenues mainly consists of revenues from marketing services provided by the brand advertising segment (banner advertisements etc.) to the Changyou segment.
Note (2):	“SBC” stands for share-based compensation expense.

	Six Months Ended June 30, 2013
	Brand Advertising and Others
	Brand Advertising	Others	Brand Advertising and Others	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$167,966	$36,240	$204,206	$89,204	$359,956	$(6,866)	$646,500
Segment cost of revenues	(90,593)	(20,343)	(110,936)	(45,285)	(61,005)	220	(217,006)

Segment gross profit /(loss)	$77,373	$15,897	93,270	43,919	298,951	(6,646)	429,494

SBC (2) in cost of revenues			(138)	(5)	(25)	0	(168)

Gross profit			93,132	43,914	298,926	(6,646)	429,326

Operating expenses:
Product development			(40,808)	(27,431)	(46,183)	0	(114,422)
Sales and marketing			(87,833)	(17,374)	(31,467)	6,646	(130,028)
General and administrative			(17,450)	(4,068)	(25,817)	0	(47,335)
SBC (2) in operating expenses			(1,159)	(411)	(589)	2	(2,157)

Total operating expenses			(147,250)	(49,284)	(104,056)	6,648	(293,942)

Operating profit /(loss)			(54,118)	(5,370)	194,870	2	135,384
Other income /(expense)			2,161	86	1,816	0	4,063
Net interest income			3,638	606	7,955	0	12,199
Exchange difference			(582)	147	(3,534)	0	(3,969)
Income /(loss) before income tax expense			(48,901)	(4,531)	201,107	2	147,677

Income tax (expense) /benefit			(5,751)	(6)	(30,512)	0	(36,269)

Net income /(loss)			$(54,652)	$(4,537)	$170,595	$2	$111,408

Note (1):	The elimination for segment revenues mainly consists of revenues from marketing services provided by the brand advertising segment (banner advertisements etc.) to the Changyou segment.
Note (2):	“SBC” stands for share-based compensation expense.

	As of June 30, 2014
	Brand Advertising and Others	Sogou	Changyou	Eliminations	Consolidated
Cash and cash equivalents	$494,051	$163,090	$393,221	$0	$1,050,362
Accounts receivable, net	107,497	19,902	37,599	(92)	164,906
Fixed assets, net	254,225	47,347	247,661	0	549,233
Total assets (1)	$1,138,858	$252,290	$1,397,671	$(154,663)	$2,634,156

Note (1):	The elimination for segment assets mainly consists of elimination of long-term investments in subsidiaries and consolidated VIEs.

	As of December 31, 2013
	Brand Advertising and Others	Sogou	Changyou	Eliminations	Consolidated
Cash and cash equivalents	$498,058	$240,746	$548,484	$0	$1,287,288
Accounts receivable, net	102,823	15,705	35,996	(182)	154,342
Fixed assets, net	257,307	60,461	246,674	0	564,442
Total assets (1)	$1,221,003	$350,256	$1,585,212	$(157,756)	$2,998,715

Note (1):	The elimination for segment assets mainly consists of elimination of long-term investments in subsidiaries and consolidated VIEs.

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

Sohu, Changyou, and Sogou Share-based Awards

For Sohu, Changyou and Sogou, share-based compensation expense is recognized as costs and expenses in the consolidated statements of comprehensive income based on the fair value of the related share-based awards on their grant dates. For Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search-related businesses, share-based compensation expense is recognized by Sogou in the consolidated statements of comprehensive income based on the then-current fair value at each reporting date. For Sogou Class A Ordinary Shares repurchased from employees of the Group in the second quarter of 2014, share-based compensation expense is recognized by the Sohu Group in the consolidated statements of comprehensive income in an amount equal to the excess of the repurchase price over the fair value at the repurchase date of the Sogou Class A Ordinary Shares that the Group repurchased. See Note 11—Sohu.com Inc. Shareholders’ Equity.

Share-based compensation expense is charged to the shareholders’ equity or noncontrolling interest section in the consolidated balance sheets.

Sohu Video Share-based Awards

On January 4, 2012, Sohu Video, the holding entity of Sohu’s video division, adopted a 2011 Share Incentive Plan (the “Video 2011 Share Incentive Plan”) which provides for the issuance of up to 25,000,000 ordinary shares of Sohu Video to management and key employees of the video division and to Sohu management. As of June 30, 2014, grants of options for the purchase of 16,368,200 ordinary shares of Sohu Video had been made, of which options for the purchase of 4,972,800 ordinary shares were vested.

For purposes of ASC 718-10-25, no grant date may be established until a mutual understanding can be reached between Sohu Video and the recipients as to the option awards’ key terms and conditions, and such mutual understanding cannot be reached until the fair value of the awards is determinable and can be accounted for. No grant date could be determined as of June 30, 2014, because the broader terms and conditions of the option awards had neither been finalized nor mutually agreed upon with the recipients.

Under ASC 718-10-55, if the service inception date precedes the grant date for equity-classified awards, compensation expense should be accrued beginning on the service inception date and re-measured on each subsequent reporting date before the grant date, based on the estimated fair value of the awards. The estimate of the awards’ fair value would be fixed in the period in which the grant date occurs, and cumulative compensation expense should be adjusted based on the fair value at the grant date. Management determined that the service inception date with respect to vested option awards for the purchase of 4,972,800 shares had preceded the grant date.

As of June 30, 2014, $4.2 million in cumulative share-based compensation expense was recognized as costs and expenses for these vested awards in the consolidated statements of comprehensive income based on the fair value of the awards on June 30, 2014.

7Road Share-based Awards

On July 10, 2012, 7Road adopted the 2012 Share Incentive Plan (the “7Road 2012 Share Incentive Plan”), which initially provided for the issuance to selected directors, officers, employees, consultants and advisors of 7Road of up to 5,100,000 ordinary shares of 7Road (amounting to 5.1% of the then outstanding 7Road shares on a fully-diluted basis). On November 2, 2012, 7Road’s Board of Directors and its shareholders approved an increase from 5,100,000 to 15,100,000 ordinary shares (amounting to 13.7% of the then outstanding 7Road shares on a fully-diluted basis) under the 7Road 2012 Share Incentive Plan.

On May 1, 2013, Changyou entered into an agreement with noncontrolling shareholders to acquire all of the outstanding ordinary shares of 7Road held by the noncontrolling shareholders. The acquisition closed on June 5, 2013.

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

For Scheme I, incremental compensation expense in the total amount of $5.3 million resulting from the modification will be recognized in the consolidated statements of comprehensive income ratably over the remaining vesting period of the awards for each tranche. For Scheme II, the incremental compensation expense varies depending on 7Road’s financial performance.

Share-based Compensation Expense Recognition

Share-based compensation expense was recognized in costs and expenses for the three and six months ended June 30, 2014 and 2013, respectively, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Share-based compensation expense	2014	2013	2014	2013
Cost of revenues	$1,199	$98	$985	$168
Product development expenses	7,294	408	9,947	758
Sales and marketing expenses	2,111	201	2,814	373
General and administrative expenses	15,962	532	18,060	1,026

	$26,566	$1,239	$31,806	$2,325

Share-based compensation expense was recognized for share awards of Sohu, Changyou, Sogou and Sohu Video as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Share-based compensation expense	2014	2013	2014	2013
For Sohu share-based awards	$1,277	$722	$3,905	$1,583
For Changyou share-based awards	459	363	739	572
For Sogou share-based awards (1)	20,603	154	22,935	170
For Sohu Video share-based awards	4,227	0	4,227	0

	$26,566	$1,239	$31,806	$2,325

Note (1):	Includes compensation expense for Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search-related businesses, and compensation expense equal to the excess of the repurchase price paid to employees over the fair value at the repurchase date of the Sogou Class A Ordinary Shares that the Group repurchased. See Note 11—Sohu.com Inc. Shareholders’ Equity.

There was no share-based compensation expense recognized for the share-based awards of 7Road for any of the periods presented in the above table.

There was no capitalized share-based compensation expense for the three and six months ended June 30, 2014 and 2013.

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

Under two of these three plans, Changyou may pay compensation to employees based on Changyou’s profits. Changyou will distribute to eligible employees who participate in the plans up to 5% of Changyou’s annual adjusted net profits. Combined, these two plans will distribute up to 10% of Changyou’s annual adjusted net profits. Eligible employees will participate in these plans by paying an amount to purchase instruments that will entitle them, while they are employed by Changyou, to receive annual compensation under the plans. After four years of service to Changyou, employees who participate in either of these two plans will be entitled to sell their instruments to other employees at any time during their employment with Changyou at a price negotiated between the two employees, and by doing so would be compensated with the present value of their expected future cash bonuses for the remaining period of the incentive plans. Management concluded that compensation expense associated with these two plans should be accounted for by analogy to deferred compensation arrangements, and that the present value of the amounts forecasted to be distributed under the plans should be amortized over the first four years after the effective date of the plans, before the instruments are first allowed to be transferred to other employees; that the present value of future cash bonuses in the remaining period should be re-measured at each reporting date; that the gain or loss resulting from the re-measurement in the first four years should be amortized over the remaining portion of the four-year period; and that the gain or loss after the four-year period should be booked immediately upon re-measurement at each reporting date after the four-year period. For the three and six months ended June 30, 2014, compensation expense recognized for these two plans was $1.5 million and $2.8 million, respectively.

The third employee incentive plan is structured to allow eligible employees to receive up to 20% of the annual adjusted net profits of projects that they work on. Unlike under the first two plans, certain of the incentive instruments to be issued under this plan will permit participating employees to sell the instruments to other employees at any time during their employment, and certain of the incentive instruments will not permit participating employees to sell their instruments to other employees. Management concluded that compensation expense in the former case should be accounted for by analogy to deferred compensation arrangements, and accordingly should be accrued as of the effective date of the plan at the then present value of the amounts forecasted to be distributed under the plan; that the gain or loss resulting from the re-measurement of the cash bonus in the remaining period of the plan should be booked immediately upon re-measurement; and that compensation expense in the latter case should be recognized when the amount of relevant distributions under these plans is determined and Changyou’s obligations are established each year. For the three and six months ended June 30, 2014, compensation expense recognized for this plan was $1.5 million and $26.7 million, respectively.

5. Fair Value Measurements

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

The following table sets forth the financial instruments, measured at fair value, by level within the fair value hierarchy as of June 30, 2014 (in thousands):

		Fair value measurements at reporting date using
Items	As of June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$411,671	$0	$411,671	$0
Restricted time deposits	381,363	0	381,363	0

Total Assets	$793,034	$0	$793,034	$0

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

The following table sets forth the reconciliation of the fair value measurements using significant unobservable inputs (level 3) from December 31, 2013 to June 30, 2014 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Debt Securities	Put Option
Beginning balance at December 31, 2013	$82,009	$3,888
Transactions:
Change in fair value	0	(2,304)
Currency translation adjustment	(736)	0
Financial instruments matured /exercised	(81,273)	(1,584)

Ending balance at June 30, 2014	$0	$0

Cash Equivalents

The Sohu Group’s cash equivalents mainly consist of time deposits and money market funds with original maturities of three months or less. The fair value of cash equivalents are determined based on the pervasive interest rates in the market. The Group classifies the valuation techniques that use the pervasive interest rates input as Level 2 of fair value measurements. Generally there are no quoted prices in active markets for identical cash equivalents at the reporting date. In order to determine the fair value, the Group must use the discounted cash flow method and observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

As of June 30, 2014, the total amount of the bank loans was $257 million, all of which carried a floating rate of interest based on the London Inter-Bank Offered Rate (“LIBOR”). For the three and six months ended June 30, 2014, interest income from the restricted time deposits securing the loans was $3.7 million and $7.9 million, respectively, and interest expense on the bank loans was $1.2 million and $2.9 million, respectively. For the three and six months ended June 30, 2013, interest income from the restricted time deposits securing the loans was $3.1 million and $5.9 million, respectively, and interest expense on the bank loans was $2.2 million and $4.1 million, respectively.

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

As of June 30, 2014, the Sohu Group’s investment in financial instruments was nil. For the three and six months ended June 30, 2014, the Sohu Group recorded in the consolidated statements of comprehensive income change in the fair value of short-term investments in the amount of nil and $16,000, respectively. For the three and six months ended June 30, 2013, the Group recorded in the consolidated statements of comprehensive income change in the fair value of short-term investments in the amount of $0.8 million and $1.5 million, respectively.

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

For the three and six months ended June 30, 2014, interest income generated from this debt security amounted to nil and $1.37 million, respectively. For the three and six months ended June 30, 2013, interest income generated from this debt security amounted to $1.39 million and $2.74 million, respectively.

The Sohu Group elected the fair value option to account for its investments in debt securities at their initial recognition. Changes in fair value were recognized in other income /(expense). For the three and six months ended June 30, 2014 and 2013, there was no change in fair value. To estimate fair value, the Group used the income approach, which considers the estimated future return from the investment and the probabilities of getting these returns. The Group classifies the valuation techniques that use these inputs as Level 3 of fair value measurements.

Repurchase Options and Put Option for Sogou Series A Preferred Shares

As discussed in Note 1—The Company and Basis of Presentation, in September 2013, Sogou entered into Repurchase Option Agreements with Sohu Search and Photon, and a Repurchase/Put Option Agreement with China Web, with respect to Series A Preferred Shares of Sogou held by them. On March 24, 2014, Sogou purchased from China Web, pursuant to the Repurchase/Put Option Agreement between Sogou and China Web, 14.4 million Series A Preferred Shares of Sogou, for an aggregate purchase price of $47.3 million.

Sogou’s repurchase options with Photon and China Web were initially recognized in additional paid-in capital in the Sohu Group’s consolidated balance sheets at fair value when the agreements were signed. Any subsequent changes in the fair values of the repurchase options were not and will not be recognized. On March 24, 2014, the repurchase option with China Web was exercised by Sogou. As of June 30, 2014, the remaining balance for the repurchase option with Photon in additional paid-in capital was $1.2 million, based on the fair value of the repurchase option on September 16, 2013.

China Web’s put option with Sogou was initially recognized in other short-term liabilities in the Sohu Group’s consolidated balance sheets at fair value when the agreement was signed. Subsequent changes in the fair value of the put option were recognized quarterly in other income /(expense) in the Sohu Group’s consolidated statements of comprehensive income. In the first quarter of 2014, while the put option remained outstanding, the changes in the fair value of the put option of $2.3 million were recognized in other income in the Sohu Group’s consolidated statements of comprehensive income. After Sogou’s repurchase of the Series A Preferred Shares from China Web, the other short-term liabilities recognized with respect to China Web were reversed to zero.

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

6. Goodwill

The changes in the carrying value of goodwill by segment are as follows (in thousands):

	Brand Advertising and others	Sogou	Changyou	Total
Balance as of December 31, 2013
Goodwill	$58,042	$6,290	$185,452	$249,784
Accumulated impairment losses	(35,788)	0	(5,201)	(40,989)

	$22,254	$6,290	$180,251	$208,795
Transactions in 2014
Measurement period adjustment of goodwill for the acquisition of Soso search-related businesses from Tencent	0	42	0	42
Foreign currency translation adjustment	(1)	(58)	(1,237)	(1,296)

Balance as of June 30, 2014	$22,253	$6,274	$179,014	$207,541

Balance as of June 30, 2014
Goodwill	$58,041	$6,274	$184,215	$248,530
Accumulated impairment losses	(35,788)	0	(5,201)	(40,989)

	$22,253	$6,274	$179,014	$207,541

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

The Group did not have any penalties or significant interest associated with tax positions for the three and six months ended June 30, 2014, nor did the Group have any significant unrecognized uncertain tax positions for the three and six months ended June 30, 2014.

PRC Corporate Income Tax

The PRC Corporate Income Tax Law (the “CIT Law”) applies an income tax rate of 25% to all enterprises but grants preferential tax treatment to High and New Technology Enterprises (“HNTEs”). Under this preferential tax treatment, HNTEs can enjoy an income tax rate of 15% for three years, but need to re-apply after the end of the three-year period. In addition, the CIT Law and its implementing regulations provide that a “Software Enterprise” can enjoy an income tax exemption for two years beginning with its first profitable year and a 50% reduction to a rate of 12.5% for the subsequent three years. An entity that qualifies as a “Key National Software Enterprise” can enjoy a further reduced preferential income tax rate of 10% for two years, but needs to re-apply after the end of the two-year period.

Entities Qualified as HNTEs

As of June 30, 2014, the following entities were qualified as HNTEs: Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”), Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”), Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”), Sogou Information, Changyou’s China-based subsidiary Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”), Changyou’s China-based VIE Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”), and Shenzhen 7Road Technology Co., Ltd. (“Shenzhen 7Road”).

Entities Qualified as Software Enterprises

As of June 30, 2014, the following entities were qualified as Software Enterprises: Beijing Sohu New Momentum Information Technology Co., Ltd. (“Sohu New Momentum”), AmazGame, Shenzhen 7Road, Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”), ICE Information Technology (Shanghai) Co., Ltd. (“ICE Information”), Shanghai ICE Information Technology Co., Ltd. (“Shanghai ICE”) and Shenzhen 7Road Network Technologies Co., Ltd. (“7Road Technology”). AmazGame also qualified as a “Key National Software Enterprise.”

Applicable Income Tax Rate

As of June 30, 2014, Sohu Era, Sohu Media, Sohu Internet, Sogou Technology, Sogou Information, Gamease and Shenzhen7Road were entitled to an income tax rate of 15% as HNTEs; Gamespace and Shanghai ICE were entitled to an income tax rate of 12.5% as Software Enterprises; and Sohu New Momentum was in its first income tax exemption year as a Software Enterprise. 7Road Technology was in its second income tax exemption year as a Software Enterprise. AmazGame was entitled to an income tax rate of 10% as a Key National Software Enterprise. ICE Information was not subject to income tax as it has been incurring losses.

Sohu Era, Sohu Media, Sogou Technology, AmazGame, Gamease and Shenzhen 7Road will need to re-apply for HNTE status prior to September 2014. Pending approval of their re-applications, each of these companies will be entitled to continue to enjoy their beneficial tax rates as if they had already qualified as HNTEs for 2014. Sohu Internet and Sogou Information will need to re-apply for HNTE status in 2015, and AmazGame will need to re-apply for Key National Software Enterprise status in 2015.

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

As of June 30, 2014, Changyou had accrued deferred tax liabilities in the amount of $20.6 million for PRC withholding tax.

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

8. Commitments and Contingencies

Unconditional Obligations

As of June 30, 2014, the Sohu Group had commitments for bandwidth purchases in the amount of $76.3 million, commitments for video content purchases in the amount of $52.2 million, commitments for operating leases in the amount of $45.4 million, commitments for purchases of games developed by third-parties in the amount of $44.8 million, commitments for purchases of cinema advertisement slot rights in the amount of $30.2 million and commitments for other content and service purchases in the amount of $28.0 million.

Litigation

The Sohu Group is a party to various litigation matters which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Group’s business, results of operations, financial condition and cash flows.

PRC Law and Regulations

The Chinese market in which the Sohu Group operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability to operate an Internet business and to conduct brand advertising, search and others, online game, and others services in the PRC. Though the PRC has, since 1978, implemented a wide range of market-oriented economic reforms, continued reforms and progress towards a full market-oriented economy are uncertain. In addition, the telecommunication, information, and media industries remain highly regulated. Restrictions are currently in place and are unclear with respect to which segments of these industries foreign-owned entities, like the Sohu Group, may operate. The Chinese government may issue from time to time new laws or new interpretations of existing laws to regulate areas such as telecommunication, information and media. Certain risks related to PRC law that could affect the Sohu Group’s VIE structure are discussed in Note 10—VIE.

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

For the three and six months ended June 30, 2014, based on management’s assessment, there were no changes in the estimated fair values of these contingent consideration arrangements.

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

The Sohu Group consolidates in its consolidated financial statements all of the VIEs of which the Group is the primary beneficiary. The Sohu Group has two VIEs that are not consolidated in the Group’s consolidated financial statements because the Group is not the primary beneficiary.

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

Under contractual agreements with the Sohu Group, Dr. Charles Zhang and those other executive officers and employees of the Sohu Group who are shareholders of the consolidated VIEs are required to transfer their ownership in these entities to the Group, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Group at any time as requested by the Group to repay the loans outstanding. All voting rights of the consolidated VIEs are assigned to the Sohu Group, and the Group has the right to designate all directors and senior management personnel of the consolidated VIEs, and also has the obligation to absorb losses of the consolidated VIEs. Dr. Charles Zhang and those other executive officers and employees of the Sohu Group who are shareholders of the consolidated VIEs have pledged their shares in the consolidated VIEs as collateral for the loans. As of June 30, 2014, the aggregate amount of these loans was $14.9 million.

Under its contractual arrangements with the consolidated VIEs, the Sohu Group has the power to direct activities of the VIEs, and can have assets transferred freely out of the VIEs without any restrictions. Therefore, the Group considers that there is no asset of a consolidated VIE that can be used only to settle obligations of the VIEs, except for registered capital and PRC statutory reserves of the VIEs. As of June 30, 2014, the registered capital and PRC statutory reserves of the consolidated VIEs totaled $56.4 million. As all of the consolidated VIEs are incorporated as limited liability companies under the PRC Company Law, creditors of the consolidated VIEs do not have recourse to the general credit of the Sohu Group for any of the liabilities of the consolidated VIEs. Currently there is no contractual arrangement that could require the Sohu Group to provide additional financial support to the consolidated VIEs. As the Sohu Group is conducting certain business in the PRC mainly through the consolidated VIEs, the Group may provide such support on a discretionary basis in the future, which could expose the Group to a loss.

The following is a summary of the consolidated VIEs within the Sohu Group:

Basic Information

Corporate

High Century

Beijing Century High Tech Investment Co., Ltd. (“High Century”) was incorporated in 2001. As of June 30, 2014, the registered capital of High Century was $4.6 million and Dr. Charles Zhang and Wei Li held 80% and 20% interests, respectively, in this entity.

Heng Da Yi Tong

Beijing Heng Da Yi Tong Information Technology Co., Ltd. (“Heng Da Yi Tong “), formally known as “Beijing Sohu Entertainment Culture Media Co., Ltd.” (“Sohu Entertainment”), was incorporated in 2002. As of June 30, 2014, the registered capital of Heng Da Yi Tong was $1.2 million and Dr. Charles Zhang and Wei Li held 80% and 20% interests, respectively, in this entity.

Sohu Internet

Sohu Internet was incorporated in 2003. As of June 30, 2014, the registered capital of Sohu Internet was $1.6 million and High Century and Heng Da Yi Tong held 75% and 25% interests, respectively, in this entity.

SohuPay

SohuPay Science and Technology Co., Ltd. (“SohuPay”) was incorporated in January 2014. As of June 30, 2014, the registered capital of SohuPay was $16.4 million and Sohu Internet held 100% of the equity interests in this entity.

For the Online Advertising Business

Brand Advertising Business

Donglin

Beijing Sohu Donglin Advertising Co., Ltd. (“Donglin”) was incorporated in 2010. As of June 30, 2014, the registered capital of Donglin was $1.5 million and High Century and Sohu Internet each held a 50% interest in this entity.

Pilot New Era

Beijing Pilot New Era Advertising Co., Ltd. (“Pilot New Era”) was incorporated in 2010. As of June 30, 2014, the registered capital of Pilot New Era was $0.7 million and High Century and Sohu Internet each held a 50% interest in this entity.

Focus Yiju

Beijing Focus Yiju Network Information Technology Co., Ltd. (“Focus Yiju”) was acquired in 2011. As of June 30, 2014, the registered capital of Focus Yiju was $1.6 million and High Century held 100% of the equity interests in this entity.

Tianjin Jinhu

Tianjin Jinhu Culture Development Co., Ltd. (“Tianjin Jinhu”) was incorporated in 2011. As of June 30, 2014, the registered capital of Tianjin Jinhu was $0.5 million and Ye Deng and Xuemei Zhang each held a 50% interest in this entity.

Search and Others Business

Sogou Information

Sogou Information was incorporated in 2005. As of June 30, 2014, the registered capital of Sogou Information was $2.5 million and Xiaochuan Wang, Sogou’s Chief Executive Officer, High Century and Tencent held 10%, 45% and 45% interests, respectively, in this entity.

Shi Ji Guang Su

Shenzhen Shi Ji Guang Su Information Technology Co., Ltd. (“Shi Ji Guang Su”) was acquired in September 2013. As of June 30, 2014, the registered capital of Shi Ji Guang Su was $3.2 million and Sogou Information held 100% of the equity interests in this entity.

For the Online Game Business

Gamease

Gamease was incorporated in 2007. As of June 30, 2014, the registered capital of Gamease was $1.3 million and Tao Wang, Chief Executive Officer of Changyou, and Dewen Chen, President of Changyou, held 60% and 40% interests, respectively, in this entity.

Shanghai ICE

Shanghai ICE was acquired by Changyou in 2010. As of June 30, 2014, the registered capital of Shanghai ICE was $1.2 million and Runa Pi and Rong Qi each held a 50% interest in this entity.

Guanyou Gamespace

Guanyou Gamespace was incorporated in 2010. As of June 30, 2014, the registered capital of Guanyou Gamespace was $1.5 million and Tao Wang and Dewen Chen held 60% and 40% interests, respectively, in this entity.

Zhi Hui You

Beijing Zhi Hui You Information Technology Co., Ltd. (“Zhi Hui You”) was incorporated in 2011. Initially Jing Zhou, who is a Sohu employee, and a third party entity each held 50% of the equity interests in this entity. In the first quarter of 2014, Jing Zhou and the third party entity transferred all of their equity interests in Zhi Hui You to Changyou’s VIE Guanyou Gamespace. As of June 30, 2014, the registered capital of Zhi Hui You was $1.6 million and Guanyou Gamespace held 100% of the equity interests in this entity.

Shenzhen 7Road

68.258% of the equity interests of Shenzhen 7Road were acquired by Gamease in 2011. The remaining 31.742% of the equity interests of Shenzhen 7Road were acquired by Gamease on May 1, 2013. As of June 30, 2014, the registered capital of Shenzhen 7Road was $1.5 million and Gamease held 100% of the equity interests in this entity.

Doyo

Doyo was acquired by Guanyou Gamespace in November 2013. As of June 30, 2014, the registered capital of Doyo was $1.6 million and Guanyou Gamespace held 100% of the equity interests in this entity.

Changyou e-pay

Beijing Changyou e-pay Co. Ltd. (“Changyou e-pay”) was incorporated in 2013. As of June 30, 2014, the registered capital of Changyou e-pay was $1.6 million and Gamease held 100% of the equity interests in this entity.

Aishouxin

Beijing Changyou Aishouxin ecological technology Co., Ltd. (“Aishouxin”) was incorporated in May 2014. As of June 30, 2014, the registered capital of Aishouxin was $2.4 million and Gamease held 100% of the equity interests in this entity.

Changyou Thai

Changyou.com (TH) Limited (“Changyou Thai”) was incorporated in April 2014. As of June 30, 2014, the registered capital of Changyou Thai was $0.3 million and a third-party entity and Changyou.com HK Limited held 51% and 49% interests, respectively, in this entity.

For the Others Business

GoodFeel

Beijing GoodFeel Technology Co., Ltd. (“GoodFeel”) was acquired in 2004. As of June 30, 2014, the registered capital of GoodFeel was $1.2 million and James Deng and Jing Zhou, held 58.1% and 41.9% interests, respectively, in this entity.

21 East Beijing

Beijing 21 East Culture Development Co., Ltd. (“21 East Beijing”) was acquired in 2006. As of June 30, 2014, the registered capital of 21 East Beijing was $1.6 million and High Century held 100% of the equity interests in this entity.

Yi He Jia Xun

Beijing Yi He Jia Xun Information Technology Co., Ltd. (“Yi He Jia Xun”) was acquired in September 2011. As of June 30, 2014, the registered capital of Yi He Jia Xun was $2.1 million and Gang Fang and Yanfeng Lv each held a 50% interest in this entity.

Financial Information

The following financial information of the Sohu Group’s consolidated VIEs is included in the accompanying consolidated financial statements (in thousands):

	As of
	June 30, 2014	December 31, 2013
ASSETS:
Cash and cash equivalents	$64,918	$112,316
Short-term investments	0	2,460
Accounts receivable, net	91,350	95,595
Prepaid and other current assets	36,884	41,838
Intercompany receivables due from the Company’s subsidiaries	116,960	223,877

Total current assets	310,112	476,086

Fixed assets, net	10,351	8,190
Goodwill	138,243	139,478
Intangible assets, net	37,203	35,135
Other non-current assets	68,719	61,550

Total assets	$564,628	$720,439

LIABILITIES:
Accounts payable	$4,762	$16,167
Accrued and other short-term liabilities	107,071	343,834
Receipts in advance and deferred revenue	43,050	60,140
Intercompany payables due to the Company’s subsidiaries	217,889	12,059

Total current liabilities	372,772	432,200

Other long-term liabilities	6,158	9,560

Total liabilities	$378,930	$441,760

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net revenue	$254,129	$254,165	$505,249	$500,586
Net income /(loss)	$(43,785)	$9,090	$(88,459)	$19,872

For the table below, consolidated VIEs under the Brand advertising, Sogou and Others segments are classified as Sohu’s VIEs, and consolidated VIEs under the Changyou segment are classified as Changyou’s VIEs.

Cash flows of Sohu’s VIEs

	Six months ended June 30,
	2014	2013
Net cash provided by operating activities	$15,935	$2,795
Net cash used in investing activities	(979)	(991)
Net cash provided by financing activities	$0	$0

Cash flows of Changyou’s VIEs

	Six months ended June 30,
	2014	2013
Net cash provided by operating activities	$23,802	$28,842
Net cash used in investing activities	(84,578)	(55,869)
Net cash used in financing activities	$(793)	$0

Summary of Significant Agreements Currently in Effect

Agreements between Consolidated VIEs and Nominee Shareholders

Loan and share pledge agreements between Sohu Era and the shareholders of High Century and Heng Da Yi Tong: These loan agreements provide for loans to the shareholders of High Century and Heng Da Yi Tong for them to make contributions to the registered capital of High Century and Heng Da Yi Tong in exchange for the equity interests in High Century and Heng Da Yi Tong, and under these pledge agreements the shareholders pledge those equity interests to Sohu Era as security for the loans. The loan agreements include powers of attorney that give Sohu Era the power to appoint nominees to act on behalf of the shareholders of High Century and Heng Da Yi Tong in connection with all actions to be taken by High Century and Heng Da Yi Tong. Pursuant to the loan agreements, the shareholders executed in blank transfers of their equity interests in High Century and Heng Da Yi Tong, which transfers are held by the Sohu Group’s legal department and may be completed and effected at Sohu Era’s election.

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

VIEs Not Consolidated within the Sohu Group

As of June 30, 2014, Sohu acquired a 25% equity interest and a 15% equity interest, respectively, in two VIEs to support Sohu’s brand advertising business, for a total price of approximately $1.6 million. Since the Sohu Group neither has the power to direct these VIEs’ activities that will significantly impact their economic performance nor has the obligation to absorb losses of, or the right to receive benefits from, these VIEs that could potentially be significant to these VIEs, the Group is not the primary beneficiary and, accordingly, the Group recognizes the investments under the equity method or the cost method according to the share percentage the Group holds. In assessing the maximum exposure to a loss on the investments compared to the cost of its investment, the Sohu Group determined that it did not have further obligations exceeding the cost of the investments and that there were no terms of the investment arrangements that could require the Sohu Group to provide further financial support to the VIEs.

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

For the three and six months ended June 30, 2014 and 2013, the Company did not repurchase any shares of its common stock.

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

For the three and six months ended June 30, 2014, total share-based compensation expense recognized for awards under the Sohu 2000 Stock Incentive Plan was nil and $1.4 million, respectively. For the three and six months ended June 30, 2013, total share-based compensation expense recognized for awards under the Sohu 2000 Stock Incentive Plan was $0.5 million and $1.2 million, respectively.

i) Summary of share option activity

A summary of share option activity under the Sohu 2000 Stock Incentive Plan as of and for the six months ended June 30, 2014 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at January 1, 2014	147	$18.87	1.39	$7,958
Exercised	(23)	18.62
Forfeited or expired	0

Outstanding at June 30, 2014	124	18.92	0.89	4,814

Vested at June 30, 2014	124	18.92	0.89	4,814

Exercisable at June 30, 2014	124	18.92	0.89	4,814

Note (1):	The aggregate intrinsic value in the preceding table represents the difference between Sohu’s closing stock price of $57.69 on June 30, 2014 and the exercise price of share options. The total intrinsic value of share options exercised for the six months ended June 30, 2014 was $1.3 million.

No options have been granted under Sohu’s 2000 Stock Incentive Plan since 2006. For the three and six months ended June 30, 2014 and 2013, no compensation expense was recognized for share options because the requisite service periods for share options had ended by the end of 2009.

For the three and six months ended June 30, 2014, total cash received from the exercise of share options amounted to $0.1 million and $0.4 million, respectively. For the three and six months ended June 30, 2013, total cash received from the exercise of share options amounted to $0.3 million and $0.8 million, respectively.

ii) Summary of restricted share unit activity

A summary of restricted share unit activity under the Sohu 2000 Stock Incentive Plan as of and for the six months ended June 30, 2014 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2014	123	$61.27
Granted	0
Vested	(121)	61.27
Forfeited	(2)	61.27

Unvested at June 30, 2014	0

Expected to vest thereafter	0

For the three and six months ended June 30, 2014, total share-based compensation expense recognized for restricted share units was nil and $1.4 million, respectively. For the three and six months ended June 30, 2013, total share-based compensation expense recognized for restricted share units was $0.5 million and $1.2 million, respectively.

There was no unrecognized compensation expense for restricted share units as of June 30, 2014, because all remaining unvested restricted shares units vested in the first quarter of 2014. The total fair value on their respective vesting dates of restricted share units that vested during the three and six months ended June 30, 2014 was nil and $9.3 million, respectively. The total fair value on their respective vesting dates of restricted share units vested during the three and six months ended June 30, 2013 was nil and $6.2 million, respectively.

Sohu’s 2010 Stock Incentive Plan

On July 2, 2010, Sohu’s shareholders adopted the Sohu 2010 Stock Incentive Plan, which provides for the issuance of up to 1,500,000 shares of common stock, including shares issued pursuant to the vesting and settlement of restricted share units and pursuant to the exercise of share options. The maximum term of any stock right granted under the Sohu 2010 Stock Incentive Plan is ten years from the grant date. The Sohu 2010 Stock Incentive Plan will expire on July 1, 2020. As of June 30, 2014, 1,298,513 shares were available for grant under the Sohu 2010 Stock Incentive Plan.

A summary of restricted share unit activity under the Sohu 2010 Stock Incentive Plan as of and for the six months ended June 30, 2014 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2014	123	$84.82
Granted	36	67.57
Vested	0
Forfeited	(1)	70.88

Unvested at June 30, 2014	158	80.91

Expected to vest thereafter	118	54.46

For the three and six months ended June 30, 2014, total share-based compensation expense recognized for restricted share units was $1.3 million and $2.5 million, respectively. For the three and six months ended June 30, 2013, total share-based compensation expense recognized for restricted share units was $0.2 million and $0.4 million, respectively.

As of June 30, 2014, there was $6.3 million of unrecognized compensation expense related to unvested restricted share units. The expense is expected to be recognized over a weighted average period of 1.16 years. The total fair value on their respective vesting dates of restricted share units that vested was nil during both the three months and the six months ended June 30, 2014 and 2013.

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

Through June 30, 2014, Changyou had granted under the Changyou 2008 Share Incentive Plan 15,000,000 ordinary shares to its chief executive officer Tao Wang, through Prominence Investments Ltd., which is an entity that may deemed under applicable rules of the Securities and Exchange Commission to be beneficially owned by Tao Wang. As of June 30, 2014, Changyou had also granted under the Changyou 2008 Share Incentive Plan restricted share units, settleable upon vesting by the issuance of an aggregate of 4,983,552 ordinary shares, to its executive officers other than Tao Wang, and certain other Changyou employees.

For the three and six months ended June 30, 2014, total share-based compensation expense recognized for awards under the Changyou 2008 Share Incentive Plan was $0.5 million and $0.7 million, respectively. For the three and six months ended June 30, 2013, total share-based compensation expense recognized for awards under the Changyou 2008 Share Incentive Plan was $0.4 million and $0.6 million, respectively.

Share-based Awards Granted before Changyou’s Initial Public Offering

All of the restricted ordinary shares and restricted share units granted before Changyou’s IPO became vested in 2012 and 2013, respectively. Hence there has been no share-based compensation expense recognized with respect to such restricted ordinary shares and restricted share units since their respective full vesting dates.

Share-based Awards Granted after Changyou’s Initial Public Offering

Through June 30, 2014, in addition to the share-based awards granted before Changyou’s IPO, Changyou had granted restricted share units, settleable upon vesting with the issuance of an aggregate of 1,787,552 ordinary shares, to certain of its executive officers other than Tao Wang and to certain of its other employees. These restricted share units are subject to vesting over a four-year period commencing on their grant dates. Share-based compensation expense for such restricted share units is recognized on an accelerated basis over the requisite service period. The fair value of restricted share units was determined based on the market price of Changyou’s American depositary shares (“ADSs”) on the grant date.

A summary of activity for these restricted share units as of and for the six months ended June 30, 2014 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2014	218	$14.46
Granted	160	13.80
Vested	(29)	16.32
Forfeited	(5)	17.19

Unvested at June 30, 2014	344	13.96

Expected to vest after June 30, 2014	331	13.97

For the three and six months ended June 30, 2014, total share-based compensation expense recognized for the above restricted share units was $0.5 million and $0.7 million, respectively. For the three and six months ended June 30, 2013, total share-based compensation expense recognized for the above restricted share units was $0.4 million and $0.9 million, respectively.

As of June 30, 2014, there was $2.7 million of unrecognized compensation expense related to the unvested restricted share units. The expense is expected to be recognized over a weighted average period of 1.18 years. The total fair value of these restricted share units vested during the three and six months ended June 30, 2014 was $0.01 million and $0.44 million, respectively. The total fair value of these restricted share units vested during the three and six months ended June 30, 2013 was $4.4 million and $4.7 million, respectively.

Changyou 2014 Share Incentive Plan

On June 25, 2014, Changyou reserved 2,000,000 of its Class A ordinary shares under the Changyou.com Limited 2014 Share Incentive Plan (the “Changyou 2014 Share Incentive Plan”) for the purpose of making share incentive awards to its executive officers and employees. As of June 30, 2014, Changyou had not made any awards under the Changyou 2014 Share Incentive Plan.

3) Sogou Inc. Share-based Awards

Sogou 2010 Share Incentive Plan

Sogou adopted a share incentive plan on October 20, 2010 and amended it on June 18, 2013 to increase to 36,000,000 the number of Sogou ordinary shares issuable under the plan (as amended, the “Sogou 2010 Share Incentive Plan”). Awards of share rights may be granted under the Sogou 2010 Share Incentive Plan to management and employees of Sogou and of any present or future parents or subsidiaries or variable interest entities of Sogou. The maximum term of any share right granted under the Sogou 2010 Share Incentive Plan is ten years from the grant date. The Sogou 2010 Share Incentive Plan will expire on October 19, 2020. As of June 30, 2014, Sogou had granted options for the purchase of 35,162,750 ordinary shares under the 2010 Sogou Share Incentive Plan.

Of the granted options for the purchase of 35,162,750 shares, options for the purchase of 22,932,750 shares will become vested and exercisable in four equal installments, with each installment vesting upon a service period requirement for management and key employees being met, as well as Sogou’s achievement of performance targets for the corresponding period. The performance target for each installment will be set at the beginning of each vesting period. Accordingly, for purposes of recognition of share-based compensation expense, each installment is considered to be granted as of that date. As of June 30, 2014, performance targets had been set for options for the purchase of 15,748,075 shares, subject to vesting upon service period requirements for management and key employees being met and Sogou’s achievement of performance targets and, accordingly, such options were considered granted for purposes of recognition of share-based compensation expense. As of June 30, 2014, options for the purchase of 15,656,500 shares had become vested and exercisable because both the service period and the performance requirements had been met, and of such vested options, options for the purchase of 15,208,455 shares had been exercised.

Of the granted share options, options for the purchase of 8,270,000 shares will become vested and exercisable in four or five equal installments, with (i) the first installment vesting upon Sogou’s completion of an IPO of its ordinary shares (“Sogou’s IPO”) and the expiration of all underwriters’ lockup periods applicable to Sogou’s IPO, and (ii) each of the three or four subsequent installments vesting on the first, second, third and, if applicable, fourth anniversary dates, respectively, of the closing of Sogou’s IPO.

The remaining granted share options, for the purchase of 3,960,000 Sogou ordinary shares, will become vested and exercisable in four equal installments, with (i) the first installment vesting upon the first anniversary of the occurrence of either of the following events (“Event”): (a) completion of Sogou’s IPO; (b) the consolidation of Sogou with or the acquisition of Sogou by another person or entity in a sale of all or substantially all of its assets or shares, and (ii) each of the three subsequent installments vesting on the second, third and fourth anniversary dates, respectively, of the occurrence of an Event. If there has not been an Event within 24 months after June 15, 2013, all installments of these remaining options for the purchase of 3,960,000 Sogou ordinary shares will cease to vest.

All installments of options for the purchase of 8,270,000 shares that are subject to vesting upon completion of Sogou’s IPO and options for the purchase of 3,960,000 shares that are subject to vesting upon the completion of an Event were considered granted upon the issuance of the options. The completion of an Event is considered to be a performance condition of the awards. An IPO or other Event is not considered to be probable until it is completed. Under ASC 718, compensation cost should be accrued if it is probable that the performance condition will be achieved and should not be accrued if it is not probable that the performance condition will be achieved. As a result, no compensation expense will be recognized related to these options until the completion of an Event, and hence no share-based compensation expense was recognized for the three and six months ended June 30, 2014 for the options for the purchase of 8,270,000 shares that are subject to vesting upon completion of Sogou’s IPO or for the options for the purchase of 3,960,000 shares that are subject to vesting upon the completion of an Event.

A summary of share option activity under the Sogou 2010 Stock Incentive Plan as of and for the six months ended June 30, 2014 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2014	17,953	$0.251
Granted	0
Exercised	(5,174)	0.001
Forfeited or expired	(10)	0.001

Outstanding at June 30, 2014	12,769	0.353	8.61

Vested at June 30, 2014 and expected to vest thereafter	528

Exercisable at June 30, 2014	448

For the three and six months ended June 30, 2014, total share-based compensation expense recognized for share options under the Sogou 2010 Share Incentive Plan was $539,000 and $922,000, respectively. For the three and six months ended June 30, 2013, total share-based compensation expense recognized for share options under the Sogou 2010 Share Incentive Plan was $132,000 and $148,000, respectively.

As of June 30, 2014, there was $5,000 of unrecognized compensation expense related to the unvested share options. The expense is expected to be recognized over a weighted average period of 0.09 years.

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

Sogou estimated the risk free rate based on the yield to maturity of China Sovereign bonds denominated in United States dollars as of the valuation date. An exercise multiple was estimated as the ratio of fair value of the shares over the exercise price as of the time the option is exercised, based on consideration of research studies regarding exercise patterns based on historical statistical data. In Sogou’s valuation analysis, a multiple of two was applied for employees and a multiple of three was applied for management. Sogou estimated the forfeiture rate to be 1.3% for Sogou management’s share options granted as of June 30, 2014 and 6.0% for Sogou employees’ share options granted as of June 30, 2014. The life of the share options is the contract life of the option. Based on the option agreement, the contract life of the option is 10 years. The expected volatility at the valuation date was estimated based on the historical volatility of comparable companies for the period before the grant date with length commensurate with the expected term of the options. Sogou has no history or expectation of paying dividends on its ordinary shares. Accordingly, the dividend yield is estimated to be 0%.

Share-based Awards to Sohu Management

Under the Sohu Management Sogou Share Option Arrangement, which was approved by the boards of directors of Sohu and Sogou in March 2011, Sohu has the right to provide to Sohu management and key employees the opportunity to purchase from Sohu up to 12,000,000 ordinary shares of Sogou at a fixed exercise price of $0.625 per share. Of these 12,000,000 ordinary shares, 8,800,000 are Sogou ordinary shares previously held by Sohu and 3,200,000 are Sogou ordinary shares that were newly-issued on April 14, 2011 by Sogou to Sohu at a price of $0.625 per share, or a total of $2 million. As of June 30, 2014, Sohu had granted options for the purchase of 10,776,000 Sogou ordinary shares to Sohu management and key employees under the Sohu Management Sogou Share Option Arrangement.

Of the granted options for the purchase of 10,776,000 shares, options for the purchase of 8,376,000 shares will become vested and exercisable in four equal installments, with each installment vesting upon a service period requirement for management and key employees being met, as well as Sogou’s achievement of performance targets for the corresponding period. The performance target for each installment will be set at the beginning of each vesting period. Accordingly, for purposes of recognition of share-based compensation expense, each installment is considered to be granted as of that date. As of June 30, 2014, performance targets had been set for options for the purchase of 6,585,750 shares vesting upon service period requirements for management and key employees being met and Sogou’s achievement of performance targets and, accordingly, such share options were considered granted. As of June 30, 2014, options for the purchase of 6,585,750 shares had become vested and exercisable because both the service period and the performance requirements had been met, and vested options for the purchase of 6,363,000 shares had been exercised.

The remaining options for the purchase of 2,400,000 shares will become vested and exercisable in five equal installments, with (i) the first installment vesting upon Sogou’s IPO and the expiration of all underwriters’ lockup periods applicable to the IPO, and (ii) each of the four subsequent installments vesting on the first, second, third and fourth anniversary dates, respectively, of the closing of Sogou’s IPO. All installments of the options for the purchase of 2,400,000 shares that are subject to vesting upon the completion of Sogou’s IPO were considered granted upon the issuance of the options. The completion of a firm commitment IPO is considered to be a performance condition of the awards. An IPO event is not considered to be probable until it is completed. Under ASC 718, compensation cost should be accrued if it is probable that the performance condition will be achieved and should not be accrued if it is not probable that the performance condition will be achieved. As a result, no compensation expense will be recognized related to these options until the completion of an IPO, and hence no share-based compensation expense was recognized for the three and six months ended June 30, 2014 for these options for the purchase of 2,400,000 shares.

A summary of share option activity as of and for the six months ended June 30, 2014 is presented below:

	Number Of Shares	Weighted Average Exercise	Weighted Average Remaining Contractual
Options	(in thousands)	Price	Life (Years)
Outstanding at January 1, 2014	3,880	$0.625
Granted	0
Exercised	(1,258)	0.625
Forfeited or expired	0

Outstanding at June 30, 2014	2,622	0.625	8.54

Vested at June 30, 2014	223

Exercisable at June 30, 2014	223

For both the three months and the six months ended June 30, 2014, total share-based compensation expense recognized for share options under the Sohu Management Sogou Share Option Arrangement was $1.3 million. For both the three months and the six months ended June 30, 2013, total share-based compensation expense recognized for share options under the Sohu Management Sogou Share Option Arrangement was $22,000. As of June 30, 2014, the unrecognized compensation expense was nil.

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

As of June 30, 2014, options for the purchase of 15,320,000 shares granted under the Sogou 2010 Share Incentive Plan and options for the purchase of 612,500 shares granted under the Sohu Management Sogou Share Option Arrangement, or options for the purchase of a total of 15,932,500 shares, had been exercised early but had not been distributed to the beneficiaries of the trusts. All of the early-exercised shares that were distributed to those beneficiaries by the trusts in accordance with the vesting requirements under the original option agreements have been included in the disclosures under the headings “Sogou 2010 Share Incentive Plan” and “Share-based Awards to Sohu Management” above.

Tencent Share-based Awards Granted to Employees Who Transferred to Sogou with Soso Search-related Businesses

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

As of June 30, 2014, unvested Tencent restricted share unit awards held by these employees provided for the issuance of up to 670,720 ordinary shares of Tencent, taking into consideration a five-for-one split of Tencent’s shares that became effective in May 2014. Share-based compensation expense of $1.8 million and $3.7 million, respectively, related to these Tencent restricted share units was recognized in the Group’s consolidated statements of comprehensive income for the three and six months ended June 30, 2014. As of June 30, 2014, there was $4.5 million of unrecognized compensation expense related to these unvested restricted share units. This amount is expected to be recognized over a weighted average period of 2.9 years.

Sogou Share Repurchase Transaction

In June 2014, Sogou repurchased approximately 4.2 million of its Class A Ordinary Shares from noncontrolling shareholders, some of whom are employees of the Group, for an aggregate repurchase price of $41.6 million, which exceeded the fair value of the ordinary shares. Under ASC 718, the excess of the repurchase price over the fair value of the equity instruments repurchased from employees should be recognized as additional compensation expense. Therefore, approximately $17.0 million of share-based compensation expense was recognized in the Sohu Group’s statements of comprehensive income as share-based compensation expense in connection with the repurchases.

4) Sohu Video Share-based Awards

On January 4, 2012, Sohu Video adopted the Video 2011 Share Incentive Plan, under which 25,000,000 ordinary shares of Sohu Video are reserved for the purpose of making share incentive awards to management and key employees of the video division and to Sohu management. The maximum term of any share incentive award granted under the Video 2011 Share Incentive Plan is ten years from the grant date. The Video 2011 Share Incentive Plan will expire on January 3, 2021. As of June 30, 2014, grants of options for the purchase of 16,368,200 ordinary shares of Sohu Video had been made under the Video 2011 Share Incentive Plan, and options for the purchase of 4,972,800 ordinary shares were vested.

For both the three months and the six months ended June 30, 2014, total share-based compensation expense recognized for vested options under the Video 2011 Share Incentive Plan was $4.2 million.

The method used to determine the fair value of share options granted was the same as the method used for the share options granted to Sogou’s management and key employees as described above, except for the assumptions used in the BP Model as presented below:

Assumptions Adopted	2014
Average risk-free interest rate	3%
Exercise multiple	2.8
Expected forfeiture rate (post-vesting)	10%
Weighted average expected option life	7.5
Volatility rate	61%
Dividend yield	0%
Fair value	0.85

5) 7Road Share-based Awards

See Note 3—Share-Based Compensation Expense.

12. Business Transactions

Sogou Transactions

Sogou-Tencent Transactions

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

In June 2014, Sogou repurchased approximately 4.2 million of its Class A Ordinary Shares from noncontrolling shareholders, some of whom are employees of the Group, for an aggregate purchase price of $41.6 million.

Sohu’s Shareholding in Sogou

As of June 30, 2014, Sogou had outstanding a combined total of 357,389,288 ordinary shares and preferred shares held as follows:

(i)	Sohu:

132,850,250 Class A Ordinary Shares and 24,000,000 Series A Preferred Shares. Of the Class A Ordinary Shares, 5,650,250 shares are subject to purchase from Sohu under options held by Sohu management and key employees. All of the 24,000,000 Series A Preferred Shares are subject to repurchase by Sogou commencing March 16, 2014;

(ii)	Photon:

38,400,000 Series A Preferred Shares, of which 6,400,000 are subject to repurchase by Sogou commencing March 16, 2014;

(iii)	Tencent:

6,757,875 Class A Ordinary Shares, 65,431,579 Series B Preferred Shares and 79,368,421 non-voting Class B Ordinary Shares; and

(iv)	Various employees of Sogou and Sohu: 10,581,163 Class A Ordinary Shares.

Since Sohu controls the election of the Board of Directors of Sogou, Sohu is Sogou’s controlling shareholder. Therefore, Sohu consolidates Sogou in the Sohu Group’s consolidated financial statements, and recognizes noncontrolling interest reflecting economic interests in Sogou held by shareholders other than Sohu.

Because no ordinary shares will be issued with respect to share options granted by Sogou until they are vested and exercised, share options granted by Sogou that have not vested and vested share options that have not yet been exercised are not included as outstanding shares of Sogou and have no impact on the Sohu Group’s basic net income per share. Unvested share options with performance targets achieved and vested share options that have not yet been exercised do, however, have a dilutive impact on the Sohu Group’s dilutive net income per share. See Note 15—Net Income /(Loss) per Share.

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

Changyou Share Repurchase Transactions

On July 27, 2013, Changyou’s Board of Directors authorized a share repurchase program of up to $100 million of the outstanding ADSs of Changyou over a two-year period from July 27, 2013 to July 26, 2015. During the six months ended June 30, 2014, Changyou did not repurchase any of its ADSs under the share repurchase program.

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

On May 1, 2013, Changyou entered into an agreement to acquire all of the ordinary shares of 7Road held by the noncontrolling shareholders. The acquisition closed on June 5, 2013, and 7Road has been a wholly-owned subsidiary of Changyou since then. As the put option held by the owners of the noncontrolling interest lapsed upon the closing of Changyou’s acquisition of their shares in 7Road, there was no associated accretion and no mezzanine equity during and after the third quarter of 2013.

For the three and six months ended June 30, 2013, accretion charges of $7.1 million and $17.8 million, respectively, were recorded in the Sohu Group’s statements of comprehensive income as net income attributable to the mezzanine-classified noncontrolling interest shareholders of 7Road. There was no associated accretion in 2014, as no mezzanine equity existed after Changyou’s acquisition on June 5, 2013 of all of the ordinary shares of 7Road held by the noncontrolling shareholders.

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

Noncontrolling Interest in the Consolidated Balance Sheets

As of June 30, 2014 and December 31, 2013, noncontrolling interest in the consolidated balance sheets was $414.0 million and $510.0 million, respectively.

	As of
	June 30, 2014 (in thousands)	December 31, 2013 (in thousands)
Changyou	$298,415	$307,898
Sogou	112,661	199,059
Others	2,949	3,058

Total	$414,025	$510,015

Noncontrolling Interest of Changyou

As of June 30, 2014 and December 31, 2013, the noncontrolling interest of Changyou was recognized in the Sohu Group’s consolidated balance sheets, representing as of both dates a 32% economic interest in Changyou’s net assets held by shareholders other than Sohu and reflecting the reclassification of Changyou’s share-based compensation expense from shareholders’ additional paid-in capital to noncontrolling interest.

Noncontrolling Interest of Sogou

As of June 30, 2014 and December 31, 2013, the noncontrolling interest of Sogou was recognized in the Sohu Group’s consolidated balance sheets, representing Sogou’s cumulative results of operations attributable to shareholders other than Sohu, Sogou’s share-based compensation expense, and the investments of shareholders other than Sohu in Preferred Shares and Ordinary Shares of Sogou, the adjustment of the investment basis of shareholders other than Sohu due to the special dividend paid to holders of Series A Preferred Shares of Sogou on September 17, 2013, the repurchase of Sogou Series A Preferred Shares from China Web on March 24, 2014, and Sogou’s repurchase of Class A Ordinary Shares from noncontrolling shareholders in June 2014.

Noncontrolling Interest in the Consolidated Statements of Comprehensive Income

For the three and six months ended June 30, 2014, net loss attributable to the noncontrolling interest in the consolidated statements of comprehensive income was $9.4 million and $14.4 million, respectively, compared with net income attributable to the noncontrolling interest of $24.5 million and $47.6 million, respectively, for the three months and six months ended June 30, 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Changyou	$222	$24,656	$(6,408)	$49,890
Sogou	(9,853)	(37)	(8,735)	(1,966)
Others	188	(114)	765	(353)

Total	$(9,443)	$24,505	$(14,378)	$47,571

Noncontrolling Interest of Changyou

For the three months ended June 30, 2014 and 2013, the net income attributable to the noncontrolling interest of Changyou was recognized in the Sohu Group’s consolidated statements of comprehensive income, representing a 32% and a 33%, respectively, economic interest in Changyou attributable to shareholders other than Sohu.

Noncontrolling Interest of Sogou

For the three months ended June 30, 2014 and 2013, the net loss attributable to the noncontrolling interest of Sogou was recognized in the Sohu Group’s consolidated statements of comprehensive income, representing Sogou’s net loss attributable to shareholders other than Sohu.

15. Net Income/(Loss) per Share

Basic net income /(loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income /(loss) per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise or settlement of share-based awards using the treasury stock method. The dilutive effect of share-based awards with performance requirements is not considered before the performance targets are actually met. The computation of diluted net income /(loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect (i.e. an increase in earnings per share amounts or a decrease in loss per share amounts) on net income /(loss) per share. For the three and six months ended June 30, 2014, 94,000 and 121,000, respectively, common shares potentially issuable upon the exercise or settlement of share-based awards using the treasury stock method were anti-dilutive and excluded from the denominator for calculation of diluted net loss per share.

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

In the calculation of the Sohu Group’s diluted net income /(loss) per share, assuming a dilutive effect, all of Changyou’s existing unvested restricted share units, and vested restricted share units that have not yet been settled, are treated as vested and settled by Changyou under the treasury stock method, causing the percentage of the weighted average number of shares held by Sohu in Changyou to decrease. As a result, Changyou’s net income /(loss) attributable to the Sohu Group on a diluted basis decreased accordingly. The effect of this calculation is presented as “incremental dilution from Changyou” in the table below. Assuming an anti-dilutive effect, all of these Changyou restricted share units are excluded from the calculation of the Sohu Group’s diluted net income /(loss) per share. As a result, Changyou’s net income /(loss) attributable to the Sohu Group on a diluted basis equals the number used for the calculation of the Sohu Group’s basic net income /(loss) per share.

For the three months ended June 30, 2014, all of these Changyou restricted share units had a dilutive effect, and therefore were included in the calculation of the Sohu Group’s diluted net loss per share. This impact is presented as “incremental dilution from Changyou” in the table below.

For the six months ended June 30, 2014, all of these Changyou restricted share units had an anti-dilutive effect, and therefore were excluded in the calculation of the Sohu Group’s diluted net loss per share, and “incremental dilution from Changyou” in the table below was zero.

(2)	Sogou’s net income /(loss) attributable to the Sohu Group is determined using the percentage that the weighted average number of Sogou shares held by Sohu represents of the weighted average number of Sogou Preferred Shares and Ordinary Shares, shares issuable upon the conversion of convertible preferred shares under the if-converted method, and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, and is not determined by allocating Sogou’s net income /(loss) to the Sohu Group using the methodology for the calculation of net income /(loss) attributable to the Sogou noncontrolling shareholders discussed in Note 14—Noncontrolling Interest.

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

For the three and six months ended June 30, 2014, all of these Sogou shares and share options had a dilutive effect, and therefore were included in the calculation of the Sohu Group’s diluted net loss per share. This impact is presented as “incremental dilution from Sogou” in the table below.

As discussed in Note 1—The Company and Basis of Presentation, on March 24, 2014 Sogou purchased from China Web 14.4 million Series A Preferred Shares of Sogou for an aggregate purchase price of $47.3 million. The transaction gave rise to a deemed dividend amounting to $27.7 million, which was deemed to have been contributed by Sohu, as a holder of ordinary shares of Sogou, for the difference between the price Sogou paid to China Web for the Series A Preferred Shares and the carrying amount of these 14.4 million Series A Preferred Shares in the Group’s consolidated financial statements. This deemed dividend has been subtracted from net income attributable to Sohu.com Inc. for the six months ended June 30, 2014 in the table below when calculating the basic and diluted net loss per share attributable to Sohu.com Inc.

The following table presents the calculation of the Sohu Group’s basic and diluted net income /(loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Net income /(loss) attributable to Sohu.com Inc., basic (after subtracting the deemed dividend to noncontrolling Sogou Series A Preferred shareholders)	$(41,090)	$21,626	$(119,944)	$46,057
Effect of dilutive securities:
Incremental dilution from Changyou	(3)	(101)	0	(426)
Incremental dilution from Sogou	(3,416)	(21)	(2,170)	(1,139)

Net income /(loss) attributable to Sohu.com Inc., diluted	$(44,509)	$21,504	$(122,114)	$44,492

Denominator:
Weighted average basic common shares outstanding	38,475	38,259	38,443	38,214
Effect of dilutive securities:
Share options and restricted share units	0	233	0	247

Weighted average diluted common shares outstanding	38,475	38,492	38,443	38,461

Basic net income /(loss) per share attributable to Sohu.com Inc.	$(1.07)	$0.57	$(3.12)	$1.21

Diluted net income /(loss) per share attributable to Sohu.com Inc.	$(1.16)	$0.56	$(3.18)	$1.16

16. Subsequent Events

On July 16, 2014, Changyou, through a wholly-owned subsidiary, entered into an investment agreement with MoboTap Inc. (“MoboTap”), a Cayman Islands company that is the mobile technology developer behind the Dolphin Browser, MoboTap’s subsidiaries and variable interest entities, and MoboTap’s shareholders pursuant to which Changyou will purchase from existing shareholders of MoboTap shares of MoboTap representing 51% of the equity interests in MoboTap on a fully-diluted basis for approximately $91 million in cash.

Changyou and MoboTap also entered into a subscription agreement pursuant to which Changyou will purchase $30 million in principal amount of a zero-coupon convertible bond issued by MoboTap that will be due in five years. Changyou will have the option, exercisable at any time when the bond is outstanding, to convert all or any part of the unpaid principal into shares of MoboTap at a conversion price that would result in Changyou’s interest in MoboTap increasing to 60% on a fully-diluted basis, measured as of the closing under the investment agreement, if the option is exercised in full.

Changyou, Baina, and MoboTap will also enter into a shareholder agreement pursuant to which Changyou will have the right to designate three of the five directors of MoboTap, including the chairman of the board; Changyou’s approval will be required for any proposed transfers of equity interests in MoboTap held by Baina; and Changyou will be entitled to customary pre-emptive rights with respect to any new issuance of equity interests in MoboTap. In addition, if MoboTap achieves specified performance milestones for 2016 and certain other conditions specified in the shareholder agreement are not met, the founders of MoboTap, through Baina, will have a one-time right to put to Changyou shares of MoboTap representing up to 15% of MoboTap for an aggregate price of up to $53 million.

The transactions contemplated by the investment agreement and related documents are being completed in three stages, with the first two occurring in July 2014, and the final step, Changyou’s purchase of the zero-coupon convertible bond, being expected to occur in August 2014, subject to receipt of regulatory approvals and other customary conditions.

17. Recently Issued Accounting Pronouncements

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

On May 28, 2014, the FASB and IASB issued their long-awaited converged standard on the recognition of revenue from contracts with customers. The standard will improve the financial reporting of revenue and improve comparability of the top line in financial statements globally. The FASB is amending the FASB Accounting Standards Codification and creating a new Topic 606, Revenue from Contracts with Customers, to supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the amendments supersede some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. For a public entity, the amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Group is currently evaluating the impact on its consolidated financial statements of adopting this guidance.

In June 2014, under ASC 718, Compensation—Stock Compensation, the FASB issued Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. These amendments apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. For all entities, the amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Group is currently evaluating the impact on its consolidated financial statements of adopting this guidance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this report, references to “us,” “we,” “our,” “our company,” “our Group,” the “Group,” “Sohu,” the “Sohu Group,” and “Sohu.com” are to Sohu.com Inc. and, except where the context requires otherwise, our wholly-owned and majority-owned subsidiaries and variable interest entities (“VIEs”) Sohu.com Limited, Sohu.com (Hong Kong) Limited (“Sohu Hong Kong”), All Honest International Limited, Sohu.com (Game) Limited (“Sohu Game”), Go2Map Inc., Sohu.com (Search) Limited (“Sohu Search”), Sogou Inc. (“Sogou”), Sogou (BVI) Limited, Sogou Hong Kong Limited, Vast Creation Advertising Media Services Limited (“Vast Creation”), Fox Video Investment Holding Limited (“Video Investment”), Fox Video Limited (“Sohu Video”), Fox Video (HK) Limited (“Video HK”), Focus Investment Holding Limited (“Focus Investment”), Sohu Focus Limited (“Sohu Focus”), Sohu Focus (HK) Limited (“Focus HK”), Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu Software Technology Co., Ltd. (“New Software”), Beijing Sohu Interactive Software Co., Ltd. (“Sohu Software”), Go2Map Software (Beijing) Co., Ltd. (“Go2Map Software”), Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”), Beijing Sogou Network Technology Co., Ltd (“Sogou Network”), Fox Information Technology (Tianjin) Limited (“Video Tianjin”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”), Beijing Focus Time Advertising Media Co., Ltd. (“Focus Time”), Beijing Sohu New Momentum Information Technology Co., Ltd. (“Sohu New Momentum”), Beijing Century High Tech Investment Co., Ltd. (“High Century”), Beijing Heng Da Yi Tong Information Technology Co., Ltd. (“Heng Da Yi Tong”, formerly known as Beijing Sohu Entertainment Culture Media Co., Ltd. or “Sohu Entertainment”), Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”), Beijing GoodFeel Technology Co., Ltd. (“GoodFeel”), Beijing Sogou Information Service Co., Ltd. (“Sogou Information”), Beijing 21 East Culture Development Co., Ltd. (“21 East Beijing”), Beijing Sohu Donglin Advertising Co., Ltd.(“Donglin”), Beijing Pilot New Era Advertising Co., Ltd. (“Pilot New Era”), Beijing Focus Yiju Network Information Technology Co., Ltd. (“Focus Yiju”), SohuPay Science and Technology Co., Ltd. (“SohuPay”), Beijing Yi He Jia Xun Information Technology Co., Ltd. (“Yi He Jia Xun”), Tianjin Jinhu Culture Development Co., Ltd. (“Tianjin Jinhu”), Shenzhen Shi Ji Guang Su Information Technology Co., Ltd. (“Shi Ji Guang Su”), Beijing Intelligence World Network Technology Co., Ltd. (“Intelligence World”), SendCloud Technology Co., Ltd. (“SendCloud”) and our independently-listed majority-owned subsidiary Changyou.com Limited (“Changyou,” formerly known as TL Age Limited) as well as the following direct and indirect subsidiaries and VIEs of Changyou: Changyou.com HK Limited (“Changyou HK,” formerly known as TL Age Hong Kong Limited), Changyou.com Webgames (HK) Limited (“Changyou HK Webgames”), Changyou.com Gamepower (HK) Limited (“Changyou HK Gamepower”), ICE Entertainment (HK) Limited (“ICE HK”), Changyou.com Gamestar (HK) Limited (“Changyou HK Gamestar”), Changyou.com (US) LLC. (formerly known as AmazGame Entertainment (US) Inc.), Changyou.com (UK) Company Limited (“Changyou UK”), ChangyouMy Sdn. Bhd (“Changyou Malaysia”), Changyou.com Korea Limited (“Changyou Korea”), Changyou.com India Private Limited (“Changyou India”), Changyou BİLİŞİM HİZMETLERİ TİCARET LİMİTED ŞİRKETİ (“Changyou Turkey”), Kylie Enterprises Limited, Mobogarden Enterprises Limited, Heroic Vision Holdings Limited (“Heroic”), TalkTalk Limited (“TalkTalk”), RaidCall (HK) Limited (“RaidCall HK”), 7Road.com Limited (“7Road”), 7Road.com HK Limited (“7Road HK”), Changyou.com (TH) Limited (“Changyou Thai”), Changyou.com Rus Limited (“Changyou Rus”), PT.CHANGYOU TECHNOLOGY INDONESIA (“Changyou Indonesia”), Changyou Middle East FZ-LLC (“Changyou AUE”), Greative Digital Limited (“Greative Digital”), Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”), Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”), ICE Information Technology (Shanghai) Co., Ltd. (“ICE Information”), Beijing Changyou RaidCall Internet Technology Co., Ltd. (“RaidCall”), Beijing Yang Fan Jing He Information Consulting Co., Ltd. (“Yang Fan Jing He”), Shanghai Jingmao Culture Communication Co., Ltd. (“Shanghai Jingmao”), Shanghai Hejin Data Consulting Co., Ltd. (“Shanghai Hejin”), Beijing Changyou Jingmao Film & Culture Communication Co., Ltd. (“Beijing Jingmao”), Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”), Beijing Guanyou Gamespace Digital Technology Co., Ltd. (“Guanyou Gamespace”), Beijing Doyo Internet Technology Co., Ltd. (“Doyo Internet”), Beijing Zhi Hui You Information Technology Co., Ltd. (“Zhi Hui You”), Shanghai ICE Information Technology Co., Ltd. (“Shanghai ICE”), Shenzhen 7Road Network Technologies Co., Ltd. (“7Road Technology”), Shenzhen 7Road Technology Co., Ltd. (“Shenzhen 7Road”), Beijing Changyou e-pay Co. Ltd. (“Changyou e-pay”), Beijing Changyou Aishouxin Ecological Technology Co., Ltd. (“Aishouxin Ecological Technology”), and Shenzhen Brilliant Imagination Technologies Co., Ltd. (“Brilliant Imagination”), and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2014, as updated by Part II Item 1A of this report. Readers are cautioned not to place undue reliance on these forward-looking statements.

OVERVIEW

Sohu (NASDAQ: SOHU) is a leading Chinese online media, search and game service group providing comprehensive online products and services on PCs and mobile devices. We operate one of the most comprehensive matrices of Chinese language content and services, and developed and operate in China one of the most popular Chinese search engines, one of the most popular massively multiplayer online games (“MMOGs”) and two popular Web games. Most of our operations are conducted through our indirect wholly-owned and majority-owned China-based subsidiaries and variable interest entities (“VIEs”).

Our businesses consist of the online advertising business, which consists of the brand advertising business as well as the search and others business, the online game business and the others business, of which online advertising and online games are our core businesses.

Factors and Trends Affecting our Business

With the accelerated shift in user activities from desktop computers (“PCs”) to mobile devices and an increase in the number of Internet users, during the second quarter of 2014 our portfolio of mobile properties continued to gain traction. With this shift to mobile devices, we consider it to be essential for successful monetization for users to be induced to spend extended time on our offerings. For Sohu News, we made strides with our efforts to aggregate and analyze vast user data across our various properties to better understand our users’ habits. With such analysis of vast user data, we were able to provide users more personalized content and so encourage them to stay longer on our news service, which is essential when users spend more time on mobile devices. For Sohu Video, leveraging our Group’s multiple mobile gateways, including the Sohu Video App, Sohu News App, Sohu WAP portal and Sogou Pinyin mobile version, we have been able to cross-market our video content to a vast population of users. As a result, our news and video businesses made solid progress in mobile monetization as our large user base successfully attracted a growing number of advertisers. For the second quarter of 2014, mobile advertising revenues for both of our news and video businesses grew in triple-digits from the prior quarter. Despite solid revenue growth, we incurred operating losses in the online video business in the second quarter, as we have in the past few years. We expect that the industry-wide unfavorable cost structure will continue to overshadow the profitability outlook for the entire industry, including us. Key factors that have negatively impacted our profitability include intensified competition for premium licensed content, which resulted in increased content costs; and surging mobile video traffic, which drove up bandwidth costs. We continue to believe, however, that well-targeted investment in our video business is important in order for us to maintain our competitiveness.

On September 16, 2013, we entered into a strategic cooperation with Tencent Holdings Limited (Tencent Holdings Limited together with its subsidiaries, “Tencent”), in connection with which Tencent invested in our search subsidiary Sogou. We believe that this strategic cooperation has reinforced Sogou as a leader in the large and fast-growing China market for search and Internet services, particularly for the mobile platform. In the online search sector, Sogou is one of the top three PC search players in China, and we have demonstrated strengthened competitiveness in mobile search. In the second quarter of 2014, with our consistent efforts to improve search quality and user experience, overall search traffic continued to grow quickly. In particular, mobile search traffic increased by more than 30% compared to the prior quarter. On the monetization front, in the second quarter of 2014 the number of search advertisers and the average revenue per advertiser increased nicely year on year. Our fees per click grew healthily, with mobile fees per click growing faster than that for PCs. We also saw an increase in the number of advertising customers who chose to spend for mobile search. We expect our search and others business to sustain healthy growth through 2014.

For our online games business conducted by Changyou, Tian Long Ba Bu (“TLBB”), which we developed and currently operate in China, continues to account for a majority of our online game revenues. Our two popular web games, Wartune and DDTank, have entered into a relatively mature phase and their revenues are trending down in China. Revenues from overseas for Wartune and DDTank are stable. We expect to launch a number of new MMOGs, Web games and mobile games in the second half of 2014 to diversify our offering of games and revenues. With more Internet users playing games across multiple devices on PCs and mobile devices, in order to capture new business opportunities arising from this trend and strengthen our capabilities to distribute and promote games across various devices, Changyou is investing heavily in the development and marketing of new software applications. Such investment has led to a decline in Changyou’s profitability. In the second quarter of 2014, total average monthly active users of Changyou’s platform channels were 252 million. Changyou will continue its aggressive investment for the rest of the year, and we expect to generate net losses every quarter for the remainder of 2014.

Summary of Our Business

Online Advertising Business

Brand Advertising Business

Our brand advertising business offers to users, over our matrices of Chinese language online media content and services, various products and services (such as free of charge content, including news, video, interactive community and other competitive Internet services and membership services) across multiple Internet-enabled devices, such as PCs, mobile phones and tablets. It also offers advertisements on Sohu Group Web properties to companies seeking to increase their brand awareness online.

The majority of our products and services are provided on the following platforms:

•	Sohu.com (including Sohu Video, tv.sohu.com), a leading mass portal and media destination;

•	Focus.cn, a top real estate Website; and

•	17173.com, a leading game information portal. Since December 15, 2011, 17173.com has been owned and operated by our majority-owned subsidiary Changyou.

For the three and six months ended June 30, 2014, brand advertising revenues were $133.4 million and $244.5 million, respectively, which represented 33% and 32%, respectively, of our total revenues, of which $14.7 million and $24.0 million, respectively, was attributable to 17173.com.

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

For the three and six months ended June 30, 2014, our search and others revenues were $85.1 million and $149.4 million, respectively, which represented 21% and 20%, respectively, of our total revenues.

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

For the three and six months ended June 30, 2014, our online game revenues were $153.9 million and $317.3 million, respectively, which represented 38% and 41%, respectively, of our total revenues.

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

In June 2014, Sogou repurchased approximately 4.2 million of its Class A Ordinary Shares from noncontrolling shareholders, some of whom are our employees, for an aggregate purchase price of $41.6 million.

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

VIE Consolidation

Our Group adopted the guidance of accounting for VIEs, which requires VIEs to be consolidated by the primary beneficiary of the entity. For our consolidated VIEs, management made evaluations of the relationships between us and our VIEs and the economic benefit flow of contractual arrangements with the VIEs. In connection with such evaluation, management also took into account the fact that, as a result of such contractual arrangements, we control the shareholders’ voting interests in these VIEs. As a result of such evaluation, management concluded that we are the primary beneficiary of our consolidated VIEs. Our Group has two VIEs that are not consolidated, since we are not the primary beneficiary.

Noncontrolling Interest Recognition

Noncontrolling interests are recognized to reflect the portion of the equity of majority-owned subsidiaries and VIEs which is not attributable, directly or indirectly, to the controlling shareholder. Currently, the noncontrolling interests in our consolidated financial statements primarily consist of noncontrolling interests for Changyou and Sogou.

Noncontrolling Interest for Changyou

As of June 30, 2014, Sohu held approximately 68% of the combined total of Changyou’s outstanding ordinary shares and controlled approximately 83% of the total voting power in Changyou. As Sohu is Changyou’s controlling shareholder, we consolidate Changyou in our consolidated financial statements, but recognize noncontrolling interest reflecting the economic interest in Changyou held by shareholders other than Sohu.

To reflect the economic interest in Changyou held by shareholders other than Sohu (“Changyou noncontrolling shareholders”), Changyou’s net income /(loss) attributable to the Changyou noncontrolling shareholders is recorded as noncontrolling interest in Sohu’s consolidated statements of comprehensive income, based on their share of the economic interest in Changyou. Changyou’s cumulative results of operations attributable to the Changyou noncontrolling shareholders, along with changes in shareholders’ equity, adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled and adjustment for changes in Sohu’s ownership in Changyou, are recorded as noncontrolling interest in our consolidated balance sheets.

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

Under ASC 845, barter trade transactions in which physical goods or services (other than advertising services) are received in exchange for advertising services should be recorded based on the fair values of the goods and services received. For our online advertising-for-online advertising barter transactions, no revenue or expense is recognized because the fair value of neither the advertising surrendered nor the advertising received is determinable.

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

Brand Advertising Revenues

Business Model

Through PCs and mobile devices, we provide advertisement placements to our advertisers on different Website channels and in different formats, which include, among other things, banners, links, logos, buttons, full screen, pre-roll, mid-roll, post-roll video screens, and pause video screens, as well as loading page ads and news feed ads on our News App.

Currently we have three main types of pricing models, consisting of the Fixed Price model, the Cost Per Impression (“CPM”) model, and the E-commerce model.

Fixed Price model

Under the Fixed Price model, a contract is signed to establish a fixed price for the advertising services to be provided.

CPM model

Under the CPM model, the unit price for each qualifying display is fixed, but there is no overall fixed price for the advertising services stated in the contract with the advertiser. A qualifying display is defined as the appearance of an advertisement, where the advertisement meets criteria specified in the contract. Advertising fees are charged to the advertisers based on the unit prices and the number of qualifying displays.

E-commerce model

Our e-commerce revenues are primarily generated from selling membership cards to potential home buyers. The membership card allows a buyer to purchase specified properties from real estate developers at a discount greater than the price that we charge for the card. Membership fees are refundable until the potential home buyer uses the discounts to purchase properties. We recognize such e-commerce revenues upon obtaining confirmation that the membership card has been redeemed to purchase a property.

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

Revenues from mobile products

The mobile products we provided to mobile phone users mainly consist of short messaging services (“SMS”), mobile video, ring-back tones (“RBT”), and interactive voice response (“IVR”). We obtain fees from the China mobile network operators, which charge users on a monthly or per message /download basis for mobile services we provide. After the receipt of service fees from China mobile network operators, we make payments to third-party mobile service alliance members and content providers based on revenue-sharing arrangements. Such revenues are recognized on either a gross or a net basis, which is determined by evaluating the terms of the arrangement to determine whether we are serving as principal or agent in a transaction.

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

For share-based awards for which a grant date has occurred, share-based compensation expense is recognized as costs and expenses in the consolidated statements of comprehensive income based on the fair value of the related share-based awards on their grant dates. For share-based awards for which the service inception date precedes the grant date, share-based compensation expense is recognized as costs and expenses in the consolidated statements of comprehensive income beginning on the service inception date and is re-measured on each subsequent reporting date before the grant date, based on the estimated fair value of the related share-based awards. Share-based compensation expense is charged to the shareholders’ equity or noncontrolling interest section in the consolidated balance sheets. The assumptions used in share-based compensation expense recognition represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. If factors change or different assumptions are used, our share-based compensation expense could be materially different for any period. Moreover, the estimates of fair value are not intended to predict actual future events or the value that ultimately will be realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by us for accounting purposes.

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

Share-based compensation expense for ordinary shares granted is fully recognized in the quarter during which the ordinary shares are granted. For share options, restricted shares and restricted share units granted with respect to Sohu shares and Changyou shares, compensation expense is recognized on an accelerated basis over the requisite service period. For share options granted with respect to Sogou shares, compensation expense is recognized on a straight-line basis over the estimated period during which the service period requirement and performance target will be met. For Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search-related businesses, compensation expense is recognized by Sogou on an accelerated basis over the requisite service period, and the fair value of the share-based compensation is re-measured at each reporting date until a measurement date occurs. For Sogou Class A Ordinary Shares repurchased from our employees in the second quarter of 2014, share-based compensation expense is recognized by the Sohu Group in the consolidated statements of comprehensive income in an amount equal to the excess of the repurchase price over the fair value at the repurchase date of the Sogou Class A Ordinary Shares that we repurchased. The number of share-based awards for which the service is not expected to be rendered over the requisite period is estimated, and no compensation expense is recorded for the number of awards so estimated.

Sohu Video Share-based Awards

On January 4, 2012, Sohu Video, the holding entity of Sohu’s video division, adopted a 2011 Share Incentive Plan (the “Video 2011 Share Incentive Plan”) which provides for the issuance of up to 25,000,000 ordinary shares of Sohu Video to management and key employees of the video division and to Sohu management. As of June 30, 2014, grants of options for the purchase of 16,368,200 ordinary shares of Sohu Video had been made, of which options for the purchase of 4,972,800 ordinary shares were vested.

For purposes of ASC 718-10-25, no grant date may be established until a mutual understanding can be reached between Sohu Video and the recipients as to the option awards’ key terms and conditions, and such mutual understanding cannot be reached until the fair value of the awards is determinable and can be accounted for. No grant date could be determined as of June 30, 2014, because the broader terms and conditions of the option awards had neither been finalized nor mutually agreed upon with the recipients.

Under ASC 718-10-55, if the service inception date precedes the grant date for equity-classified awards, compensation expense should be accrued beginning on the service inception date and re-measured on each subsequent reporting date before the grant date, based on the estimated fair value of the awards. The estimate of the awards’ fair value would be fixed in the period in which the grant date occurs, and cumulative compensation expense should be adjusted based on the fair value at the grant date. Management determined that the service inception date with respect to vested option awards for the purchase of 4,972,800 shares had preceded the grant date.

7Road Share-based Awards

On July 10, 2012, 7Road adopted the 2012 Share Incentive Plan (the “7Road 2012 Share Incentive Plan”), which initially provided for the issuance to selected directors, officers, employees, consultants and advisors of 7Road of up to 5,100,000 ordinary shares of 7Road (amounting to 5.1% of the then outstanding 7Road shares on a fully-diluted basis). On November 2, 2012, 7Road’s Board of Directors and its shareholders approved an increase from 5,100,000 to 15,100,000 ordinary shares (amounting to 13.7% of the then outstanding 7Road shares on a fully-diluted basis) under the 7Road 2012 Share Incentive Plan.

On May 1, 2013, Changyou entered into an agreement with noncontrolling shareholders to acquire all of the outstanding ordinary shares of 7Road held by the noncontrolling shareholders. The acquisition closed on June 5, 2013.

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

For Scheme I, incremental compensation expense in the total amount of $5.3 million resulting from the modification will be recognized in the consolidated statements of comprehensive income ratably over the remaining vesting period of the awards for each tranche. For Scheme II, the incremental compensation expense varies depending on 7Road’s financial performance.

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

Under two of these three plans, Changyou may pay compensation to employees based on Changyou’s profits. Changyou will distribute to eligible employees who participate in the plans up to 5% of Changyou’s annual adjusted net profits. Combined, these two plans will distribute up to 10% of Changyou’s annual adjusted net profits. Eligible employees will participate in these plans by paying an amount to purchase instruments that will entitle them, while they are employed by Changyou, to receive annual compensation under the plans. After four years of service to Changyou, employees who participate in either of these two plans will be entitled to sell their instruments to other employees at any time during their employment with Changyou at a price negotiated between the two employees, and by doing so would be compensated with the present value of their expected future cash bonuses for the remaining period of the incentive plans. Management concluded that compensation expense associated with these two plans should be accounted for by analogy to deferred compensation arrangements, and that the present value of the amounts forecasted to be distributed under the plans should be amortized over the first four years after the effective date of the plans, before the instruments are first allowed to be transferred to other employees; that the present value of future cash bonuses in the remaining period should be re-measured at each reporting date; that the gain or loss resulting from the re-measurement in the first four years should be amortized over the remaining portion of the four-year period; and that the gain or loss after the four-year period should be booked immediately upon re-measurement at each reporting date after the four-year period. For the three and six months ended June 30, 2014, compensation expense recognized for these two plans was $1.5 million and $2.8 million, respectively.

The third employee incentive plan is structured to allow eligible employees to receive up to 20% of the annual adjusted net profits of projects that they work on. Unlike under the first two plans, certain of the incentive instruments to be issued under this plan will permit participating employees to sell the instruments to other employees at any time during their employment, and certain of the incentive instruments will not permit participating employees to sell their instruments to other employees. Management concluded that compensation expense in the former case should be accounted for by analogy to deferred compensation arrangements, and accordingly should be accrued as of the effective date of the plan at the then present value of the amounts forecasted to be distributed under the plan; that the gain or loss resulting from the re-measurement of the cash bonus in the remaining period of the plan should be booked immediately upon re-measurement; and that compensation expense in the latter case should be recognized when the amount of relevant distributions under these plans is determined and Changyou’s obligations are established each year. For the three and six months ended June 30, 2014, compensation expense recognized for this plan was $1.5 million and $26.7 million, respectively.

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

VAT payable on advertising and search revenues as well as online game revenues from Changyou’s Web game operations that were not developed in-house is the difference between the output VAT (at a rate of 6%) and available input VAT amount (at the rate applicable to the supplier). Other online game revenues were not affected by the Pilot Program. Before and after the Pilot Program, revenues from MMOG operations are subject to a 5% Business Tax, and revenues of 7Road that deemed to be derived from the sale of software are subject to VAT. VAT payable by 7Road is at a rate of 17%, with a 14% immediate tax refund irrespective of the availability of any input VAT, resulting in a net rate of 3%.

We adopted the net presentation method for our brand advertising and search businesses both before and after the implementation of the Pilot Program. We adopted the gross presentation method for revenues of 7Road deemed to be derived from the sale of software both before and after the implementation of the Pilot Program.

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

In the calculation of the Sohu Group’s diluted net income /(loss) per share, assuming a dilutive effect, all of Changyou’s existing unvested restricted share units, and vested restricted share units that have not yet been settled, are treated as vested and settled by Changyou under the treasury stock method, causing the percentage of the weighted average number of shares held by Sohu in Changyou to decrease. As a result, Changyou’s net income /(loss) attributable to the Sohu Group on a diluted basis decreased accordingly. Assuming an anti-dilutive effect, all of these Changyou restricted share units are excluded from the calculation of the Sohu Group’s diluted net income /(loss) per share. As a result, Changyou’s net income /(loss) attributable to the Sohu Group on a diluted basis equals the number used for the calculation of the Sohu Group’s basic net income /(loss) per share.

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

Cash Equivalents

Our cash equivalents mainly consist of time deposits and money market funds with original maturities of three months or less.

Restricted time deposits

Restricted time deposits are valued based on the prevailing interest rates in the market using the discounted cash flow method.

Changyou loans from offshore banks, secured by time deposits

As of June 30, 2014 we had, through Changyou, loans from offshore banks secured by RMB deposits in onshore branches of those banks. The loans from the offshore branches of the lending banks are classified as short-term bank loans or long-term bank loans based on their repayment period. The rates of interest under the loan agreements with the lending banks were determined based on the prevailing interest rates in the market. The RMB onshore deposits securing the offshore loans are treated as restricted time deposits on our consolidated balance sheets.

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

Repurchase Options and Put Option for Sogou Series A Preferred Shares

As discussed in “Business Transactions - Sogou Transactions,” in September 2013 Sogou entered into Repurchase Option Agreements with Sohu Search and Photon, and a Repurchase/Put Option Agreement with China Web, with respect to Series A Preferred Shares of Sogou held by them. On March 24, 2014, Sogou purchased from China Web, pursuant to the Repurchase/Put Option Agreement between Sogou and China Web, 14.4 million Series A Preferred Shares of Sogou, for an aggregate purchase price of $47.3 million.

Sogou’s repurchase options with Photon and China Web were initially recognized in additional paid-in capital in the Sohu Group’s consolidated balance sheets at fair value when the agreements were signed. Any subsequent changes in the fair values of the repurchase options were not and will not be recognized. On March 24, 2014, the repurchase option with China Web was exercised by Sogou. As of June 30, 2014, the remaining balance for the repurchase option with Photon in additional paid-in capital was $1.2 million, based on the fair value of the repurchase option on September 16, 2013.

China Web’s put option with Sogou was initially recognized in other short-term liabilities in the Sohu Group’s consolidated balance sheets at fair value when the agreement was signed. Subsequent changes in the fair value of the put option were recognized quarterly in other income /(expense) in the Sohu Group’s consolidated statements of comprehensive income. In the first quarter of 2014, while the put option remained outstanding, the changes in the fair value of the put option of $2.3 million were recognized in other income in the Sohu Group’s consolidated statements of comprehensive income. After Sogou’s repurchase of the Series A Preferred Shares from China Web, the other short-term liabilities recognized with respect to China Web were reversed to zero.

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

Commencing in the third quarter of 2011, we amortize licensed video content over the shorter of the term of the estimated period over which the benefits of the license agreement will be enjoyed, based on the trend in viewership accumulation, or the applicable license period. We update our accounting estimates for amortization of licensed video content costs if there is change in viewership patterns. Any such change in accounting estimates will be applied prospectively. Commencing in the first quarter of 2014, in order to match the current trend in viewership accumulation, we adopted an accelerated amortization pattern for certain of our purchased video content.

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

On May 1, 2013, Changyou entered into an agreement to acquire all of the ordinary shares of 7Road held by the noncontrolling shareholders. The acquisition closed on June 5, 2013, and 7Road has been a wholly-owned subsidiary of Changyou since then. As the put option held by the owners of the noncontrolling interest lapsed upon the closing of Changyou’s acquisition of their shares in 7Road, there was no associated accretion and no mezzanine equity during and after the third quarter of 2013.

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

Functional Currency and Foreign Currency Translation

Functional Currency

An entity’s functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. The functional currency of Sohu.com Inc. is the U.S. dollar. The functional currency of our subsidiaries in the U.S., the Cayman Islands, the British Virgin Islands and Hong Kong is the U.S. dollar. The functional currencies of our subsidiaries and VIEs in the PRC, Korea, Malaysia, India, Vietnam, Turkey and the United Kingdom are the national currencies of those counties.

Foreign Currency Translation

Assets and liabilities of our subsidiaries and VIEs in the PRC, Korea, Malaysia, India, Vietnam, Turkey and the United Kingdom are translated into U.S. dollars, our reporting currency, at the exchange rate in effect at the balance sheet date and revenues and expenses are translated at the average exchange rates in effect during the reporting period. Foreign currency translation adjustments are not included in determining net income for the period but are accumulated in a separate component of equity in our consolidated balance sheets.

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

RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

Reclassification of Mobile Business and Mobile Segment

Commencing in the first quarter of 2014, we reclassified the mobile business and mobile segment to the others business and the others segment, respectively, because we did not consider the mobile business to be significant enough to constitute a separate business and the CODM no longer reviewed the mobile business as a separate segment. The mobile business offers mobile-related services through mobile products to mobile phone users through cooperation with China mobile network operators. The mobile products consist primarily of SMS, mobile video, RBT, and IVR. A majority of the content is purchased from third-party content providers. To conform to current period presentations, the relevant amounts for prior periods have been reclassified accordingly. Such reclassifications amounted to $15.3 million and $29.1 million, respectively, for revenues and $9.0 million and $18.2 million, respectively, for costs for the three and six months ended June 30, 2013.

Revenues

The following table presents our revenues by revenue source and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2014		2013		2014 vs 2013	2014		2013		2014 vs 2013
Revenues
Online advertising:
Brand advertising	$133,408	34%	$100,191	29%	$33,217	$244,511	32%	$180,428	28%	$64,083
Search and others	85,064	21%	46,171	14%	38,893	149,373	20%	82,223	13%	67,150

Subtotal of online advertising revenues	218,472	55%	146,362	43%	72,110	393,884	52%	262,651	41%	131,233

Online game	153,877	38%	168,295	50%	(14,418)	317,265	41%	335,716	52%	(18,451)
Others	27,802	7%	24,247	7%	3,555	54,317	7%	48,133	7%	6,184

Total revenues	$400,151	100%	$338,904	100%	$61,247	$765,466	100%	$646,500	100%	$118,966

Total revenues were $400.2 million and $765.5 million, respectively, for the three and six months ended June 30, 2014, compared to $338.9 million and $646.5 million, respectively, for the corresponding periods in 2013. The increase in total revenues from the three months ended June 30, 2013 to the three months ended June 30, 2014 was $61.2 million, and the increase from the six months ended June 30, 2013 to the six months ended June 30, 2014 was $119.0 million. The increases were mainly attributable to increases in online advertising revenues, which were offset in part by decreases in online game revenues.

Online Advertising Revenues

Online advertising revenues were $218.5 million and $393.9 million, respectively, for the three and six months ended June 30, 2014, compared to $146.4 million and $262.7 million, respectively, for the corresponding periods in 2013. The increase in online advertising revenues from the three months ended June 30, 2013 to the three months ended June 30, 2014 was $72.1 million, and the increase from the six months ended June 30, 2013 to the six months ended June 30, 2014 was $131.2 million. The increases were mainly attributable to increases in search and others revenues.

Brand Advertising Revenues

Brand advertising revenues were $133.4 million and $244.5 million, respectively, for the three and six months ended June 30, 2014, compared to $100.2 million and $180.4 million, respectively, for the corresponding periods in 2013. The increase in brand advertising revenues from the three months ended June 30, 2013 to the three months ended June 30, 2014 was $33.2 million, and the increase from the six months ended June 30, 2013 to the six months ended June 30, 2014 was $64.1 million. The increases were mainly attributable to increases in revenues from Sohu Video and 17173 advertising businesses.

We expect brand advertising revenues to increase in the third quarter of 2014, compared to the second quarter of 2014.

Search and Others Revenues

Search and others revenues were $85.1 million and $149.4 million, respectively, for the three and six months ended June 30, 2014, compared to $46.2 million and $82.2 million, respectively, for the corresponding periods in 2013. The increase in search and others revenues from the three months ended June 30, 2013 to the three months ended June 30, 2014 was $38.9 million, and the increase from the six months ended June 30, 2013 to the six months ended June 30, 2014 was $67.2 million. The increase was mainly due to increased traffic and improved monetization.

We expect search and others revenues to increase in the third quarter of 2014, compared to the second quarter of 2014.

Online Game Revenues

Online game revenues were $153.9 million and $317.3 million, respectively, for the three and six months ended June 30, 2014, compared to $168.3 million and $335.7 million, respectively, for the corresponding periods in 2013. The decrease in online game revenues from the three months ended June 30, 2013 to the three months ended June 30, 2014 was $14.4 million, and the decrease from the six months ended June 30, 2013 to the six months ended June 30, 2014 was $18.5 million. The decrease was mainly due to decreased revenues from Changyou’s Web games Wartune and DDTank in China, and decreased revenues from Changyou’s flagship MMOG, TLBB, as fewer players spent in the game in the second quarter of 2014 after Changyou released a new expansion pack that made some of the gameplay easier for players to play.

We expect online game revenues to be stable in the third quarter of 2014, compared to the second quarter of 2014.

Others Revenues

Revenues for other services were $27.8 million and $54.3 million, respectively, for the three and six months ended June 30, 2014, compared to $24.2 million and $48.1 million, respectively, for the corresponding periods in 2013. The increase in others revenues from the three months ended June 30, 2013 to the three months ended June 30, 2014 was $3.6 million, and the increase from the six months ended June 30, 2013 to the six months ended June 30, 2014 was $6.2 million. The increase was mainly due to increased revenues from IVAS and cinema advertising.

Costs and Expenses

Cost of Revenues

The following table presents our cost of revenues by source and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2014		2013		2014 vs 2013	2014		2013		2014 vs 2013
Cost of revenues:
Online advertising:
Brand advertising	$82,898	49%	$51,556	45%	$31,342	$147,038	48%	$96,434	44%	$50,604
Search and others	40,420	24%	24,498	22%	15,922	72,157	23%	45,290	21%	26,867

Subtotal of cost of online advertising revenues	123,318	73%	76,054	67%	47,264	219,195	71%	141,724	65%	77,471

Online game	30,263	17%	22,981	20%	7,282	56,849	19%	45,630	21%	11,219
Others	16,305	10%	14,610	13%	1,695	32,340	10%	29,820	14%	2,520

Total cost of revenues	$169,886	100%	$113,645	100%	$56,241	$308,384	100%	$217,174	100%	$91,210

Total cost of revenues was $169.9 million and $308.4 million, respectively, for the three and six months ended June 30, 2014, compared to $113.6 million and $217.2 million, respectively, for the corresponding periods in 2013. The increase in cost of revenues from the three months ended June 30, 2013 to the three months ended June 30, 2014 was $56.2 million, and the increase from the six months ended June 30, 2013 to the six months ended June 30, 2014 was $91.2 million. The increase was mainly attributable to increases in cost of online advertising revenues.

Cost of Online Advertising Revenues

Cost of online advertising revenues was $123.3 million and $219.2 million, respectively, for the three and six months ended June 30, 2014, compared to $76.1 million and $141.7 million, respectively, for the corresponding periods in 2013. The increase in cost of online advertising revenues from the three months ended June 30, 2013 to the three months ended June 30, 2014 was $47.3 million, and the increase from the six months ended June 30, 2013 to the six months ended June 30, 2014 was $77.5 million. The increase was mainly attributable to increases in cost of brand advertising revenues.

Cost of Brand Advertising Revenues

Cost of brand advertising revenues mainly consists of content and license costs, bandwidth leasing costs, salary and benefits expenses, and depreciation expenses.

Cost of brand advertising revenues was $82.9 million and $147.0 million, respectively, for the three and six months ended June 30, 2014, compared to $51.6 million and $96.4 million, respectively, for the corresponding periods in 2013.

The increase in cost of brand advertising revenues from the three months ended June 30, 2013 to the three months ended June 30, 2014 was $31.3 million. The increase mainly consisted of a $19.4 million increase in content and license costs, and an $8.9 million increase in bandwidth leasing costs.

The increase in cost of brand advertising revenues from the six months ended June 30, 2013 to the six months ended June 30, 2014 was $50.6 million. The increase mainly consisted of a $27.0 million increase in content and license costs, a $16.4 million increase in bandwidth leasing costs, and a $2.1 million increase in depreciation expenses, and a $2.0 million increase in salary and benefits expenses.

Our brand advertising gross margin was 38% and 40%, respectively, for the three and six months ended June 30, 2014, as compared to 49% and 47%, respectively, for the corresponding periods in 2013. The decrease in our brand advertising gross margin was mainly due to the increase in content and license costs and in bandwidth leasing costs.

Cost of Search and Others Revenues

Cost of search and others revenues mainly consists of traffic acquisition costs, bandwidth leasing costs, and depreciation expenses, as well as salary and benefits expenses.

Cost of search and others revenues was $40.4 million and $72.2 million, respectively, for the three and six months ended June 30, 2014, compared to $24.5 million and $45.3 million, respectively, for the corresponding periods in 2013.

The increase in cost of search and others revenues from the three months ended June 30, 2013 to the three months ended June 30, 2014 was $15.9 million. The increase mainly consisted of a $8.8 million increase in traffic acquisition costs, a $3.3 million increase in depreciation expenses, and a $3.1 million increase in bandwidth leasing costs.

The increase in cost of search and others revenues from the six months ended June 30, 2013 to the six months ended June 30, 2014 was $26.9 million. The increase mainly consisted of a $13.3 million increase in traffic acquisition costs, a $6.9 million increase in depreciation expenses, and a $5.7 million increase in bandwidth leasing costs.

Our search and others gross margin was 52% for both the three months and the six months ended June 30, 2014, as compared to 47% and 45%, respectively, for the corresponding periods in 2013. The increase in our search and others gross margin was mainly due to higher revenues from increased traffic and the improved monetization of traffic, as well as traffic acquisition costs constituting a lower percentage of search and others revenues.

Cost of Online Game Revenues

Cost of online game revenues mainly consists of salary and benefits expenses, bandwidth leasing costs, Business Tax and VAT arising from transactions between Changyou’s subsidiaries and its VIEs, revenue-based royalty payments to game developers, and depreciation and amortization expenses.

Cost of online game revenues was $30.3 million and $56.8 million, respectively, for the three and six months ended June 30, 2014, compared to $23.0 million and $45.6 million, respectively, for the corresponding periods in 2013.

The increase in cost of online game revenues from the three months ended June 30, 2013 to the three months ended June 30, 2014 was $7.3 million. The increase included a $3.3 million increase in salary and benefits expense, a $1.4 million increase in revenue-based royalty payments to game developers, and a $1.0 million increase in Business Tax and VAT arising from transactions between Changyou’s subsidiaries and its VIEs.

The increase in cost of online game revenues from the six months ended June 30, 2013 to the six months ended June 30, 2014 was $11.2 million. The increase included a $3.6 million increase in salary and benefits expense, a $3.2 million increase in revenue-based royalty payments to game developers, and a $1.4 million increase in Business Tax and VAT arising from transactions between Changyou’s subsidiaries and its VIEs.

Our online game gross margin was 80% and 82%, respectively, for the three and six months ended June 30, 2014, as compared to 86% for both of the corresponding periods in 2013. The decreases in our online game gross margin were mainly due to an increase in salary and benefits expenses with respect to our game operation staff.

Cost of Revenues for Other Services

Cost of revenues for other services mainly consists of revenue-sharing payments paid to China mobile network operators, revenue-sharing payments related to the IVAS business, and payments to theatres and film production companies for pre-film screening advertisement slots.

Cost of revenues for other services was $16.3 million and $32.3 million, respectively, for the three and six months ended June 30, 2014, compared to $14.6 million and $29.8 million, respectively, for the corresponding periods in 2013. The increase in cost of revenues for other services from the three and six months ended June 30, 2013 to the three and six months ended June 30, 2014 was $1.7 million and $2.5 million, respectively. The increases were mainly due to revenue-sharing payments related to the IVAS business.

Operating Expenses

The following table presents our operating expenses by nature and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2014		2013		2014 vs 2013	2014		2013		2014 vs 2013
Operating expenses:
Product development	$102,218	35%	$63,361	39%	$38,857	$219,940	37%	$115,180	39%	$104,760
Sales and marketing	136,606	47%	71,678	45%	64,928	278,960	47%	130,401	45%	148,559
General and administrative	53,246	18%	25,772	16%	27,474	88,600	16%	48,361	16%	40,239

Total operating expenses	$292,070	100%	$160,811	100%	$131,259	$587,500	100%	$293,942	100%	$293,558

Total operating expenses were $292.1 million and $587.5 million, respectively, for the three and six months ended June 30, 2014, compared to $160.8 million and $293.9 million, respectively, for the corresponding periods in 2013. The increase in operating expenses from the three months ended June 30, 2013 to the three months ended June 30, 2014 was $131.3 million, and the increase from the six months ended June 30, 2013 to the six months ended June 30, 2014 was $293.6 million. The increase was mainly due to increases in sales and marketing expenses and product development expenses.

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

Product development expenses were $102.2 million and $219.9 million, respectively, for the three and six months ended June 30, 2014, compared to $63.4 million and $115.2 million, respectively, for the corresponding periods in 2013.

The increase in product development expenses from the three months ended June 30, 2013 to the three months ended June 30, 2014 was $38.9 million. The increase mainly consisted of a $20.9 million increase in salary and benefits expenses, which was mainly attributable to increased headcount and increased average compensation, a $6.9 million increase in share-based compensation expense, a $4.0 million increase in content and license expenses, and a $2.2 million increase in compensation expense related to Changyou’s three new employee incentive plans.

The increase in product development expenses from the six months ended June 30, 2013 to the six months ended June 30, 2014 was $104.8 million. The increase mainly consisted of a $47.1 million increase in salary and benefits expenses, which was mainly attributable to increased headcount and increased average compensation, a $28.1 million increase in compensation expense related to Changyou’s three new employee incentive plans, most of which was recognized in the first quarter of 2014, a $9.2 million increase in share-based compensation expense, a $5.6 million increase in content and license expenses, a $4.0 million increase in depreciation expenses, and a $3.2 million increase in facility expenses.

Sales and Marketing Expenses

Sales and marketing expenses mainly consist of advertising and promotional expenditures, salary and benefits expenses, travel expenses, and facility expenses, as well as share-based compensation expenses.

Sales and marketing expenses were $136.6 million and $279.0 million, respectively, for the three and six months ended June 30, 2014, compared to $71.7 million and $130.4 million, respectively, for the corresponding periods in 2013.

The increase in sales and marketing expenses from the three months ended June 30, 2013 to the three months ended June 30, 2014 was $64.9 million. The increase mainly consisted of a $48.1 million increase in advertising and promotional expenditures, which primarily resulted from Changyou’s marketing campaign to advertise and promote its PC-based and mobile-based software applications begun in the latter half of 2013, a $11.8 million increase in salary and benefits expenses, and a $1.9 million increase in share-based compensation expense.

The increase in sales and marketing expenses from the six months ended June 30, 2013 to the six months ended June 30, 2014 was $148.6 million. The increase mainly consisted of a $116.1 million increase in advertising and promotional expenditures, which primarily resulted from Changyou’s marketing campaign to advertise and promote its PC-based and mobile-based software applications begun in the latter half of 2013, a $21.8 million increase in salary and benefits expenses, which was mainly attributable to increased headcount and increased average compensation, a $3.6 million increase in travel expenses, and a $2.4 million increase in share-based compensation expense.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses, share-based compensation expense, professional service fees, travel expenses, and facility expenses.

General and administrative expenses were $53.2 million and $88.6 million, respectively, for the three and six months ended June 30, 2014, compared to $25.8 million and $48.4 million, respectively, for the corresponding periods in 2013.

The increase in general and administrative expenses from the three months ended June 30, 2013 to the three months ended June 30, 2014 was $27.5 million. The increase mainly consisted of a $15.4 million increase in share-based compensation expense, which was mainly in connection with the repurchase of Sogou Class A Ordinary Shares from our employees in the second quarter of 2014, a $6.2 million increase in salary and benefits expenses, which was mainly attributable to increased headcount and increased average compensation, and a $1.2 million increase in facility expenses.

The increase in general and administrative expenses from the six months ended June 30, 2013 to the six months ended June 30, 2014 was $40.2 million. The increase mainly consisted of a $17.0 million increase in share-based compensation expense, a $14.9 million increase in salary and benefits expenses, which was mainly attributable to increased headcount and increased average compensation, a $2.6 million increase in facility expenses, and a $2.2 million increase in depreciation expenses.

Share-based Compensation Expense

Sohu, Changyou, Sogou, and Sohu Video have incentive plans, and prior to June 28, 2013 7Road had an incentive plan, for the granting of share-based awards, including common stock or ordinary shares, share options, restricted shares and restricted share units, to their executive officers, management and employees.

For Sohu, Changyou and Sogou, share-based compensation expense is recognized as costs and expenses in the consolidated statements of comprehensive income based on the fair value of the related share-based awards on their grant dates. For Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search-related businesses, share-based compensation expense is recognized by Sogou in the consolidated statements of comprehensive income based on the then-current fair value at each reporting date. For Sohu Video, share-based compensation expense is recognized in the consolidated statements of comprehensive income based on the fair value of the related share-based awards on the reporting dates that occur before the grant date. For Sogou Class A Ordinary Shares repurchased from our employees in the second quarter of 2014, share-based compensation expense is recognized by the Sohu Group in the consolidated statements of comprehensive income in an amount equal to the excess of the repurchase price over the fair value at the repurchase date of the Sogou Class A Ordinary Shares that we repurchased. Share-based compensation expense is charged to the shareholders’ equity or noncontrolling interest section in the consolidated balance sheets.

Share-based compensation expense was recognized in costs and expenses for the three and six months ended June 30, 2014 and June 30, 2013, respectively, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Share-based compensation expense	2014	2013	2014	2013
Cost of revenues	$1,199	$98	$985	$168
Product development expenses	7,294	408	9,947	758
Sales and marketing expenses	2,111	201	2,814	373
General and administrative expenses	15,962	532	18,060	1,026

	$26,566	$1,239	$31,806	$2,325

Share-based compensation expense recognized for share awards of Sohu, Changyou, Sogou and Sohu Video was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Share-based compensation expense	2014	2013	2014	2013
For Sohu share-based awards	$1,277	$722	$3,905	$1,583
For Changyou share-based awards	459	363	739	572
For Sogou share-based awards (1)	20,603	154	22,935	170
For Sohu Video share-based awards	4,227	0	4,227	0

	$26,566	$1,239	$31,806	$2,325

Note (1): Includes compensation expense for Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search-related businesses, and compensation expense equal to the excess of the repurchase price paid to employees over the fair value at the repurchase date of the Sogou Class A Ordinary Shares that we repurchased.

For Sohu share options, as of June 30, 2014 there was no unrecognized compensation expense because the requisite service periods for the remaining share options had ended by the end of 2009. For Sohu restricted share units, as of June 30, 2014 there was $6.3 million of unrecognized compensation expense.

For Changyou share-based awards, as of June 30, 2014, there was $2.7 million of unrecognized compensation expense.

For Sogou share-based awards, as of June 30, 2014, there was $4.5 million of unrecognized compensation expense, which also included the compensation expense for employees who transferred from Tencent with Soso search-related businesses.

There was no share-based compensation expense recognized for the share-based awards of 7Road for any of the periods presented in the above table.

Operating Profit /(Loss)

For the three and six months ended June 30, 2014, we had operating loss of $61.8 million and $130.4million, respectively, compared to operating profit of $64.4 million and $135.4 million, respectively, for the corresponding periods in 2013. This change was mainly due to Changyou. Changyou incurred operating loss of $7.0 million and $37.0 million, respectively, for the three and six months ended June 30, 2014, compared to operating profit of $93.3 million and $194.9 million, respectively, for the three and six months ended June 30, 2013. Changyou’s operating loss resulted primarily from Changyou’s marketing campaign to advertise and promote its PC-based and mobile-based software applications that was commenced in the latter half of 2013, increased salary and benefits expenses and increased other compensation expenses related to its three new employee incentive plans.

Other Income

Other income was $0.7 million and $4.4 million, respectively, for the three and six months ended June 30, 2014, compared to other income of $1.5 million and $4.1 million, respectively, for the corresponding periods in 2013.

Net Interest Income

Net interest income was $8.8 million and $17.2 million, respectively, for the three and six months ended June 30, 2014, compared to $5.5 million and $12.2 million, respectively, for the corresponding periods in 2013.

Income Tax Benefit /(Expense)

Income tax benefit was $1.7 million and $1.5 million, respectively, for the three and six months ended June 30, 2014, compared to income tax expense of $16.3 million and $36.3 million, respectively, for the corresponding periods in 2013.

The income tax benefit was mainly from an income tax benefit of Changyou of $2.2 million, primarily as a result of recognition of deferred tax assets for a net loss carry forward by its operating entities that were loss-making, partially offset by $0.5 million income tax expense incurred by other businesses of Sohu.

Net Income /(Loss)

For the three and six months ended June 30, 2014, we had net loss of $50.5 million and $106.6 million, respectively, compared to net income of $53.2 million and $111.4 million, respectively, for the corresponding periods in 2013.

Net Income /(Loss) Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest was $9.4 million and $14.4 million, respectively, for the three and six months ended June 30, 2014, compared to net income attributable to noncontrolling interest of $24.5 million and $47.6 million, respectively, for the corresponding periods in 2013.

Deemed Dividend to Noncontrolling Sogou Series A Preferred Shareholders

Deemed dividend to noncontrolling Sogou Series A Preferred shareholders was nil and $27.7 million for the three and six months ended June 30, 2014, compared to nil for both the three months and the six months ended June 30, 2013.

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

Net Income /(Loss) Attributable to Sohu.com Inc.

As a result of the foregoing, we had net loss attributable to Sohu.com Inc. of $41.1 million and $119.9 million, respectively, for the three and six months ended June 30, 2014, compared to net income attributable to Sohu.com Inc. of $21.6 million and $46.1 million, respectively, for the corresponding periods in 2013.

LIQUIDITY AND CAPITAL RESOURCES

Resources Analysis

Liquidity Sources and Balance

Our principal sources of liquidity are cash and cash equivalents, as well as the cash flows generated from our operations. Cash equivalents primarily comprise time deposits.

As of June 30, 2014, we had cash and cash equivalents of approximately $1,050 million. In addition, as of June 30, 2014, we had, through Changyou, loans from offshore banks in the principal amount of $257 million. These loans are secured by RMB deposits in onshore branches of those banks in the total amount of $372.1 million which is recognized as restricted time deposits.

As of June 30, 2014, we also had commitments for bandwidth purchases in the amount of $76.3 million, commitments for video content purchases in the amount of $52.2 million, commitments for operating leases in the amount of $45.4 million, commitments for purchases of games developed by third-parties in the amount of $44.8 million, commitments for purchases of cinema advertisement slot rights in the amount of $30.2 million and commitments for other content and service purchases in the amount of $28.0 million.

Significant Cash Related Activities

On July 27, 2013, Changyou’s Board of Directors authorized a share repurchase program of up to $100 million of the outstanding ADSs of Changyou over a two-year period from July 27, 2013 to July 26, 2015. During the six months ended June 30, 2014, Changyou did not repurchase any of its ADSs under the share repurchase program.

On March 24, 2014, Sogou purchased from China Web, pursuant to the Repurchase /Put Option Agreement between Sogou and China Web, 14.4 million Series A Preferred Shares of Sogou, for an aggregate purchase price of $47.3 million.

In June 2014, Sogou repurchased approximately 4.2 million of its Class A Ordinary Shares from noncontrolling shareholders, some of whom are our employees, for an aggregate purchase price of $41.6 million.

We believe our current liquidity and capital resources are sufficient to meet anticipated working capital needs (net cash used in operating activities), commitments and capital expenditures over the next twelve months. We may, however, require additional cash resources due to changes in business conditions and other future developments, or changes in general economic conditions.

Cash Generating Ability

Our cash flows were summarized below (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash provided by /(used in) operating activities	$(30,341)	$151,726
Net cash provided by /(used in) investing activities	24,854	(294,971)
Net cash provided by /(used in) financing activities	(226,994)	68,462
Effect of exchange rate change on cash and cash equivalents	(4,445)	11,790

Net decrease in cash and cash equivalents	(236,926)	(62,993)
Cash and cash equivalents at beginning of period	1,287,288	833,535

Cash and cash equivalents at end of period	$1,050,362	$770,542

Net Cash Provided by /(Used in) Operating Activities

For the six months ended June 30, 2014, $30.3 million net cash used in operating activities was primarily attributable to our net loss of $106.6 million, adjusted by non-cash items of depreciation and amortization of $103.3 million, share-based compensation expense of $14.8 million, and other non-cash items of $2.3 million, offset by a decrease in cash from working capital items of $40.4 million, non-cash item of change in put option fair value of $2.3 million, and income from investments in debt securities of $1.4 million.

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

Net Cash Provided by /(Used in) Investing Activities

For the six months ended June 30, 2014, $24.9 million net cash provided by investing activities was primarily attributable to proceeds received from maturity of debt securities of $82.0 million, withdrawal of restricted time deposits originally used as collateral for Changyou loans from offshore banks of $48.8 million, proceeds from short-term investments of $2.8 million, investment income from investments in debt securities of $1.4 million, and proceeds from other investing activities of $0.3 million, offset by $110.4 million used to acquire fixed assets and intangible assets.

For the six months ended June 30, 2013, $295.0 million net cash used in investing activities was primarily attributable to $87.6 million used to acquire fixed assets and intangible assets, $76.0 million used in the purchase of the noncontrolling interest in 7Road, $82.0 million in restricted time deposits used as collateral for Changyou loans from offshore banks, $9.0 million in restricted time deposits used as collateral for credit facilities provided by banks to certain Sogou employees, $40.7 million used for short-term investments, and $2.4 million used for investments related to other investing activities, offset by investment income from investments in debt securities of $2.7 million.

Net Cash Provided by /(Used in) Financing Activities

For the six months ended June 30, 2014, $227.0 million net cash used in financing activities was primarily attributable to Changyou’s repayment of $153.2 million loans to offshore banks, $47.3 million used in Sogou’s repurchase of Series A Preferred Shares of Sogou from China Web, $24.5 million used in Sogou’s repurchase of its Class A Ordinary Shares from its noncontrolling shareholders, and $2.8 million used in payment of contingent consideration by Changyou, offset by $0.8 million received from the exercise of share-based awards.

For the six months ended June 30, 2013, $68.5 million net cash provided by financing activities was primarily attributable to $81.0 million of Changyou loans from offshore banks, $5.3 million in proceeds received from early exercise of share-based awards in our majority-owned subsidiary Sogou, $2.1 million received from the exercise of share-based awards, offset by $19.7 million used for contingent consideration paid by Changyou to 7Road’s noncontrolling shareholders, and $0.2 million used for other cash payments related to financing activities.

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

The PRC CIT Law generally imposes a 10% withholding tax on dividends distributed by WFOEs to their immediate holding companies outside mainland China, provided that a lower rate may apply under tax treaties between mainland China and other jurisdictions. For example, withholding tax for dividends to a holding company in Hong Kong may, under certain circumstances, be 5% rather than 10%. As of June 30, 2014, we had accrued deferred tax liabilities in the amount of $20.6 million for withholding taxes associated with dividends paid by Changyou’s mainland China-based WFOEs to Changyou’s Hong Kong subsidiary.

Under regulations of the PRC State Administration of Foreign Exchange (“SAFE”), the RMB is not convertible into foreign currencies for capital account items, such as loans, repatriation of investments and investments outside of mainland China, unless prior approval of the SAFE is obtained and prior registration with the SAFE is made.

PRC Restrictions Related to Our VIE Structure

While generally our VIEs generate revenues and cash, most of our VIEs incurred deficits as a result of significant costs involved in their operations for the three and six months ended June 30, 2014.

Substantially all of Changyou’s operations are conducted through its VIEs, which generate most of Changyou’s online game revenues. Although Changyou’s subsidiaries received or absorbed a majority of the VIEs’ profits or losses pursuant to contractual agreements between the VIEs and Changyou’s PRC subsidiaries providing for payments to the subsidiaries in return for services provided to the VIEs by the PRC subsidiaries, significant cash balances remained in Changyou’s VIEs as of June 30, 2014. As Changyou’s VIEs are not owned by Changyou’s PRC subsidiaries, the VIEs are not able to make dividend payments to the subsidiaries. Therefore, in order for Sohu.com Inc. or our subsidiaries outside of mainland China to receive any dividends, loans or advances from Changyou’s PRC subsidiaries, we will need to rely on these contractual payments made by Changyou’s VIEs to Changyou’s PRC subsidiaries. Depending on the nature of services provided by Changyou’s PRC subsidiaries to their corresponding VIEs, certain of these payments will subject to PRC taxes, including Business Tax and VAT, which will effectively reduce the amount that the PRC subsidiary receives from its corresponding VIE. In addition, the PRC government could impose restrictions on such payments or change the tax rates applicable to such payments.

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

On May 28, 2014, the FASB and IASB issued their long-awaited converged standard on the recognition of revenue from contracts with customers. The standard will improve the financial reporting of revenue and improve comparability of the top line in financial statements globally. The FASB is amending the FASB Accounting Standards Codification and creating a new Topic 606, Revenue from Contracts with Customers, to supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the amendments supersede some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. For a public entity, the amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are currently evaluating the impact on its consolidated financial statements of adopting this guidance.

In June 2014, under ASC 718, Compensation—Stock Compensation, the FASB issued Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. These amendments apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. For all entities, the amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. We are currently evaluating the impact on our consolidated financial statements of adopting this guidance.

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

The following table sets forth a summary of our foreign currency sensitive financial instruments as of June 30, 2014, which consisted of cash and cash equivalents, restricted time deposits, accounts receivable, prepaid and other current assets, current liabilities and long-term accounts payable. These financial instruments are recorded at their fair value.

	Denominated in (in thousands)
	US$	RMB	HK$	Others	Total
Cash and cash equivalents	499,240	547,419	1,079	2,624	1,050,362
Restricted time deposits	9,305	372,058	0	0	381,363
Accounts receivable	2,115	162,407	6	378	164,906
Prepaid and other current assets	2,630	136,548	17	783	139,978
Current liabilities	274,218	654,314	0	803	929,335
Long-term accounts payable	0	5,331	0	0	5,331

INTEREST RATE RISK

The basic objectives of our investment program are to protect the invested funds from excessive risk and to provide for liquidity that is sufficient to meet operating and investment cash requirements. Under the investment policy, our excess cash is invested in high-quality securities which are limited as to length of time to maturity and the amount of credit exposure.

Our exposure to interest rate risk primarily relates to the interest income generated from excess cash invested in demand deposits, and interest expense generated from loans to Changyou from offshore banks. We have not used derivative financial instruments in our investment portfolio in order to reduce this risk. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates.

INFLATION RATE RISK

According to the National Bureau of Statistics of China, the consumer price index grew 2.3 % in the first half of 2014. While this rate of inflation represents a decline compared to the rate for the corresponding period in 2013, there may be further increased inflation in the future, which could have a material adverse effect on our business.

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

During the six months ended June 30, 2014, Sohu did not use any proceeds from the offering. The remaining net proceeds from the offering have been invested in cash and cash equivalents. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Please see the Exhibits Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2014

SOHU.COM INC.

By:	/s/ Carol Yu
Carol Yu
President and Chief Financial Officer

Sohu.com Inc.

Quarterly Report on Form 10-Q for Quarter Ended June 30, 2014

EXHIBITS INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification of Charles Zhang

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu

32.1	Section 1350 Certification of Charles Zhang

32.2	Section 1350 Certification of Carol Yu

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013; (ii) Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2014 and 2013; (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013; (iv) Condensed Consolidated Statements of Changes in Equity for the Six Months Ended June 30, 2014 and 2013; and (v) Notes to Condensed Consolidated Financial Statements, tagged using four different levels of detail.