Form 10-Q
period 2014-09-30
SOHU COM INC
filed 2014-11-07
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at September 30, 2014
Common stock, $.001 par value	38,486,906

SOHU.COM INC.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SOHU.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except par value)

	As of
	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$840,896	$1,287,288
Restricted time deposits	299,861	393,087
Short-term investments	209,508	2,827
Investments in debt securities	0	82,009
Accounts receivable, net	179,994	154,342
Prepaid and other current assets	123,060	132,002

Total current assets	1,653,319	2,051,555

Fixed assets, net	541,903	564,442
Goodwill	320,586	208,795
Long-term investments, net	25,638	3,726
Intangible assets, net	123,539	107,108
Restricted time deposits	143,825	40,961
Prepaid non-current assets	8,709	9,527
Other assets	34,351	12,601

Total assets	$2,851,870	$2,998,715

LIABILITIES
Current liabilities:
Accounts payable (including accounts payable of consolidated variable interest entities (“VIEs”) without recourse to the Company of $3,102 and $16,167, respectively, as of September 30, 2014 and December 31, 2013)	$135,966	$125,896
Accrued liabilities (including accrued liabilities of consolidated VIEs without recourse to the Company of $85,463 and $79,041, respectively, as of September 30, 2014 and December 31, 2013)	228,192	227,018
Receipts in advance and deferred revenue (including receipts in advance and deferred revenue of consolidated VIEs without recourse to the Company of $41,743 and $60,140, respectively, as of September 30, 2014 and December 31, 2013)	111,810	113,328
Accrued salary and benefits (including accrued salary and benefits of consolidated VIEs without recourse to the Company of $3,395 and $3,241, respectively, as of September 30, 2014 and December 31, 2013)	123,852	90,901
Taxes payable (including taxes payable of consolidated VIEs without recourse to the Company of $11,088 and $7,616, respectively, as of September 30, 2014 and December 31, 2013)	30,750	48,324
Deferred tax liabilities (including deferred tax liabilities of consolidated VIEs without recourse to the Company of $3 as of both September 30, 2014 and December 31, 2013)	21,500	18,813

Short-term bank loans (including short-term bank loans of consolidated VIEs without recourse to the Company of nil as of both September 30, 2014 and December 31, 2013)	0	410,331
Other short-term liabilities (including other short-term liabilities of consolidated VIEs without recourse to the Company of $23,570 and $253,933, respectively, as of September 30, 2014 and December 31, 2013)	91,736	79,798
Contingent consideration (including contingent consideration of consolidated VIEs without recourse to the Company of $2,950 and nil, respectively, as of September 30, 2014 and December 31, 2013)	2,950	0

Total current liabilities	746,756	1,114,409

Long-term accounts payable (including long-term accounts payable of consolidated VIEs without recourse to the Company of $1,529 and $1,621, respectively, as of September 30, 2014 and December 31, 2013)	5,211	6,252
Long-term bank loans (including long-term bank loans of consolidated VIEs without recourse to the Company of nil as of both September 30, 2014 and December 31, 2013)	370,000	0
Long-term taxes payable (including long-term taxes payable of consolidated VIEs without recourse to the Company of nil as of both September 30, 2014 and December 31, 2013)	24,820	24,835
Deferred tax liabilities (including deferred tax liabilities of consolidated VIEs without recourse to the Company of $2,795 and $3,777, respectively, as of September 30, 2014 and December 31, 2013)	10,685	12,337
Contingent consideration (including contingent consideration of consolidated VIEs without recourse to the Company of $1,541 and $4,162, respectively, as of September 30, 2014 and December 31, 2013)	1,839	4,162

Total long-term liabilities	412,555	47,586

Total liabilities	1,159,311	1,161,995

Commitments and contingencies
SHAREHOLDERS’ EQUITY
Sohu.com Inc. shareholders’ equity:
Common stock: $0.001 par value per share (75,400 shares authorized; 38,487 shares and 38,326 shares, respectively, issued and outstanding as of September 30, 2014 and December 31, 2013)	44	44
Additional paid-in capital	652,627	601,633
Treasury stock (5,889 shares as of September 30, 2014 and December 31, 2013)	(143,858)	(143,858)
Accumulated other comprehensive income	105,800	116,304
Retained earnings	605,500	752,582

Total Sohu.com Inc. shareholders’ equity	1,220,113	1,326,705
Noncontrolling interest	472,446	510,015

Total shareholders’ equity	1,692,559	1,836,720

Total liabilities and shareholders’ equity	$2,851,870	$2,998,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Online advertising:
Brand advertising	$148,823	$124,780	$393,334	$305,208
Search and others	98,437	52,305	247,810	134,528

Subtotal of online advertising revenues	247,260	177,085	641,144	439,736

Online games	150,338	161,494	467,603	497,210
Others	32,817	29,744	87,134	77,877

Total revenues	430,415	368,323	1,195,881	1,014,823
Cost of revenues:
Online advertising:
Brand advertising	83,424	63,780	230,462	160,214
Search and others	46,375	26,785	118,532	72,075

Subtotal of cost of online advertising revenues	129,799	90,565	348,994	232,289

Online games	33,949	21,750	90,798	67,381
Others	17,912	13,175	50,252	42,994

Total cost of revenues	181,660	125,490	490,044	342,664

Gross profit	248,755	242,833	705,837	672,159

Operating expenses:
Product development	107,971	70,551	327,911	185,731
Sales and marketing	131,742	90,728	410,702	221,129
General and administrative	49,730	29,365	138,330	77,726

Total operating expenses	289,443	190,644	876,943	484,586

Operating profit /(loss)	(40,688)	52,189	(171,106)	187,573

Other income	896	1,533	5,340	5,596
Net interest income	7,468	7,595	24,704	19,794
Exchange difference	(610)	(1,305)	27	(5,274)

Income /(loss) before income tax benefit /(expense)	(32,934)	60,012	(141,035)	207,689
Income tax benefit /(expense)	1,036	(18,923)	2,562	(55,192)

Net income/(loss)	(31,898)	41,089	(138,473)	152,497
Less: Net income attributable to the mezzanine-classified noncontrolling interest shareholders	0	0	0	17,780
Net income /(loss) attributable to the noncontrolling interest shareholders	(4,760)	22,855	(19,138)	70,426
Deemed dividend to noncontrolling Sogou Series A Preferred shareholders	0	82,423	27,747	82,423

Net loss attributable to Sohu.com Inc.	$(27,138)	$(64,189)	$(147,082)	$(18,132)

Net income /(loss)	(31,898)	41,089	(138,473)	152,497
Other comprehensive income /(loss)	(1,005)	8,249	(14,084)	33,481

Comprehensive income /(loss)	(32,903)	49,338	(152,557)	185,978

Less: Comprehensive income attributable to the mezzanine-classified noncontrolling interest shareholders	0	0	0	17,780
Comprehensive income /(loss) attributable to noncontrolling interest shareholders	(4,607)	24,749	(22,718)	77,681
Deemed dividend to noncontrolling Sogou Series A Preferred shareholders	0	82,423	27,747	82,423

Comprehensive income /(loss) attributable to Sohu.com Inc.	$(28,296)	$(57,834)	$(157,586)	$8,094

Basic net loss per share attributable to Sohu.com Inc.	$(0.71)	$(1.68)	$(3.82)	$(0.47)

Shares used in computing basic net loss per share attributable to Sohu.com Inc.	38,485	38,288	38,457	38,239

Diluted net loss per share attributable to Sohu.com Inc.	$(0.74)	$(1.69)	$(3.91)	$(0.53)

Shares used in computing diluted net loss per share attributable to Sohu.com Inc.	38,485	38,522	38,457	38,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income /(loss)	$(138,473)	$152,497
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets and purchased video content in prepaid expense	99,264	53,378
Depreciation	59,059	37,997
Share-based compensation expense	29,513	5,523
Impairment of intangible assets	1,457	1,504
Reversal for allowance for doubtful accounts	(2)	(134)
Investment income from investments in debt securities	(1,370)	(4,143)
Change in fair value of put option	(2,304)	144
Change in fair value of short-term investments	(425)	(2,292)
Others	1,649	570
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(25,759)	(49,920)
Prepaid and other assets	32,825	(21,016)
Accounts payable	(4,194)	11,921
Receipts in advance and deferred revenue	(941)	12,578
Taxes payable	(17,463)	870
Deferred tax	(21,727)	2,809
Accrued and other short-term liabilities	83,676	73,100

Net cash provided by operating activities	94,785	275,386
Cash flows from investing activities:
Proceeds from /(purchase of) short-term investments, net	(206,662)	32,856
Acquisition of MoboTap (net of cash acquired)	(86,539)	0
Purchase of intangible and other assets	(98,706)	(61,738)
Purchase of fixed assets	(73,440)	(84,201)
Purchase of long-term investments	(24,609)	0
Cash paid related to restricted time deposits, net	(13,554)	(121,705)
Purchase of noncontrolling interest in 7Road	0	(76,010)
Proceeds received from debt securities at maturity	82,009	0
Other cash proceeds related to investing activities	3,404	1,595

Net cash used in investing activities	(418,097)	(309,203)
Cash flows from financing activities:
Issuance of common stock	516	964
Issuance of Sogou Series B Preferred Shares and Class B Ordinary Shares	0	475,472
Repurchase of Changyou American depositary shares (“ADSs”)	0	(9,048)
Repurchase of Sogou Series A Preferred Shares from noncontrolling shareholders	(47,285)	0
Repurchase of Sogou Class A Ordinary Shares from noncontrolling shareholders	(24,591)	0
Proceeds of loans from offshore banks	370,000	111,530
Repayments of loans to offshore banks	(410,194)	0
Exercise of share-based awards in subsidiary	414	1,794

Portion of Sogou special dividend distributed to holders of Series A Preferred Shares other than Sohu	0	(139,700)
Proceeds received from early exercise of share-based awards in subsidiary	0	5,278
Payment of contingent consideration	(2,813)	(19,736)
Other cash payments related to financing activities	(4,935)	(259)

Net cash provided by /(used in) financing activities	(118,888)	426,295
Effect of exchange rate changes on cash and cash equivalents	(4,192)	14,829

Net increase /(decrease) in cash and cash equivalents	(446,392)	407,307
Cash and cash equivalents at beginning of period	1,287,288	833,535

Cash and cash equivalents at end of period	$840,896	$1,240,842

Supplemental cash flow disclosures:
Barter transactions	$721	$380

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Nine Months Ended September 30, 2014

(In thousands)

		Sohu.com Inc. Shareholders’ Equity
	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$1,836,720	$44	$601,633	$(143,858)	$116,304	$752,582	$510,015
Issuance of common stock	516	0	516	0	0	0	0
Repurchase of Sogou Series A Preferred Shares from noncontrolling shareholders	(47,285)	0	26,276	0	0	(27,747)	(45,814)
Repurchase of Sogou Class A Ordinary Shares from noncontrolling shareholders	(24,591)	0	0	0	0	0	(24,591)
Exercise of right to repurchase from China Web	1,584	0	1,584	0	0	0	0
Purchase of equity interests of a VIE from a third party shareholder	(809)	0	11	0	0	0	(820)
Share-based compensation expense	29,485	0	13,048	0	0	0	16,437
Settlement of share-based awards in subsidiary	798	0	11,336	0	0	0	(10,538)
Acquisition of MoboTap	53,424	0	0	0	0	0	53,424
Acquisition of noncontrolling interest in a subsidiary	(4,726)	0	(1,777)	0	0	0	(2,949)
Net income /(loss) attributable to Sohu.com Inc. and noncontrolling interest shareholders	(138,473)	0	0	0	0	(119,335)	(19,138)
Accumulated other comprehensive income /(loss)	(14,084)	0	0	0	(10,504)	0	(3,580)

Ending balance	$1,692,559	$44	$652,627	$(143,858)	$105,800	$605,500	$472,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Nine Months Ended September 30, 2013

(In thousands)

		Sohu.com Inc. Shareholders’ Equity
	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$1,315,217	$44	$378,311	$(143,858)	$79,542	$770,184	$230,994
Issuance of common stock	964	0	964	0	0	0	0
Repurchase of Changyou ADSs	(9,048)	0	(6,116)	0	0	0	(2,932)
Share-based compensation expense	5,464	0	(836)	0	0	0	6,300
Purchase of noncontrolling interest in 7Road	2,257	0	1,517	0	0	0	740
Consideration received for the issuance of Sogou shares to Tencent, net of transaction expenses	470,662	0	146,798	0	0	0	323,864
Direct tax impact of Sogou-Tencent Transactions	(21,420)	0	(21,420)	0	0	0	0
Special dividend paid to noncontrolling Sogou Series A Preferred shareholders	(139,700)	0	86,335	0	0	(82,423)	(143,612)
Repurchase /put options for Sogou Series A Preferred Shares	(6,048)	0	(3,744)	0	0	(2,304)	0
Settlement of share-based awards in subsidiary	1,793	0	13,003	0	0	0	(11,210)
Net income /(loss) attributable to Sohu.com Inc. and noncontrolling interest shareholders	134,717	0	0	0	0	64,291	70,426
Accumulated other comprehensive income /(loss)	33,481	0	0	0	26,226	0	7,255

Ending balance	$1,788,339	$44	$594,812	$(143,858)	$105,768	$749,748	$481,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Company and Basis of Presentation

Nature of Operations

Sohu.com Inc. (“Sohu” or the “Company”), a Delaware corporation organized in 1996, is a leading Chinese online media, search and game service group providing comprehensive online products and services on PCs and mobile devices in the People’s Republic of China (the “PRC” or “China”). The core businesses of the Company, together with its wholly-owned and majority-owned subsidiaries and variable interest entities (collectively the “Sohu Group” or the “Group”), are online advertising and online games.

Online Advertising

The online advertising business consists of the brand advertising business as well as the search and others business.

Brand Advertising Business

The Sohu Group’s brand advertising business offers to its users, over its matrices of Chinese language online media content and services, various products and services across multiple Internet-enabled devices, such as PCs, mobile phones and tablets. It also offers advertisements on Sohu Group Web properties to companies seeking to increase their brand awareness online.

The majority of the Sohu Group’s products and services are provided on the following platforms:

•	Sohu.com, a leading mass portal and media destination;

•	Tv.sohu.com, a leading online video Website;

•	Focus.cn, a top real estate Website; and

•	17173.com, a leading game information portal.

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

Pursuant to the Shareholders Agreement, Sohu will hold approximately 52% of the total voting power for the election of the Board of Directors of Sogou, assuming that the remaining repurchase options are exercised, Tencent’s non-voting Class B Ordinary Shares are converted to voting shares, and all share options under the Sogou 2010 Share Incentive Plan and all share options under an arrangement providing for Sogou share-based awards to be available for grants to Sohu management and key employees (the “Sohu Management Sogou Share Option Arrangement”) are granted and exercised. As Sohu is the controlling shareholder of Sogou, Sohu consolidates Sogou in the Sohu Group’s consolidated financial statements, and recognizes noncontrolling interest reflecting economic interests in Sogou held by shareholders other than Sohu.

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

VIE Consolidation

The Sohu Group adopted the guidance of accounting for VIEs, which requires VIEs to be consolidated by the primary beneficiary of the entity. For consolidated VIEs, management made evaluations of the relationships between the Sohu Group and the VIEs and the economic benefit flow of contractual arrangements with the VIEs. In connection with such evaluation, management also took into account the fact that, as a result of such contractual arrangements, the Group controls the shareholders’ voting interests in these VIEs. As a result of such evaluation, management concluded that the Sohu Group is the primary beneficiary of its consolidated VIEs. The Sohu Group has three VIEs that are not consolidated, since the Group is not the primary beneficiary.

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

The accompanying unaudited condensed consolidated interim financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the nine months ended September 30, 2014 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

Reclassification of Mobile Business to Others Business

Commencing in the first quarter of 2014, the Group reclassified the mobile business to the others business, because the Group did not consider the mobile business to be significant enough to constitute a separately-disclosed revenue stream. The mobile business offers mobile-related services and mobile products, in cooperation with China mobile network operators, to mobile phone users and to China mobile network operators. Most the Group’s mobile revenues are contributed by services provided to mobile phone users through products such as short messaging services (“SMS”), ring-back tones (“RBT”), and interactive voice response (“IVR”). To conform to current period presentations, certain comparative figures for prior periods have been reclassified accordingly. Such reclassifications amounted to $14.5 million and $43.6 million, respectively, for revenues and $8.1 million and $26.3 million, respectively, for costs for the three months and nine months ended September 30, 2013.

2. Segment Information

The Sohu Group’s segments are business units that offer different services and are reviewed separately by the chief operating decision maker (the “CODM”), or the decision making group, in deciding how to allocate resources and in assessing performance. The Group’s CODM is Sohu.com Inc.’s Chief Executive Officer. Some items, such as share-based compensation expense, operating expenses, other income and expense, and income tax benefit and expense, are not reviewed by the CODM. These items are disclosed in the segment information for reconciliation purposes only.

In connection with the reclassification of the mobile business to the others business, as the CODM no longer reviewed the mobile business as a separate segment, the Group reclassified the mobile segment to the others segment from the first quarter of 2014. There are four reportable segments in the Group, consisting of brand advertising, Sogou (which mainly consists of the search and others business), Changyou (which mainly consists of the online game business) and the others business. The Group has restated the presentation of its reportable segments for prior periods to conform to the current presentation.

The following tables present summary information by segment (in thousands):

	Three Months Ended September 30, 2014
	Brand Advertising and Others
			Brand
	Brand		Advertising
	Advertising	Others	and Others	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$135,301	$12,325	$147,626	$106,158	$180,819	$(4,188)	$430,415
Segment cost of revenues	(79,286)	(5,831)	(85,117)	(46,463)	(50,278)	667	(181,191)

Segment gross profit /(loss)	$56,015	$6,494	62,509	59,695	130,541	(3,521)	249,224

SBC (2) in cost of revenues			(218)	(193)	(58)	0	(469)

Gross profit			62,291	59,502	130,483	(3,521)	248,755

Operating expenses:
Product development			(23,767)	(26,113)	(52,827)	788	(101,919)
Sales and marketing			(57,470)	(24,570)	(52,930)	4,165	(130,805)
General and administrative			(12,159)	(3,208)	(26,832)	(189)	(42,388)
SBC (2) in operating expenses			(922)	(13,094)	(456)	141	(14,331)

Total operating expenses			(94,318)	(66,985)	(133,045)	4,905	(289,443)

Operating profit /(loss)			(32,027)	(7,483)	(2,562)	1,384	(40,688)
Other income /(expense)			1,860	(4)	283	(1,243)	896
Net interest income			1,966	860	4,642	0	7,468
Exchange difference			(15)	4	(599)	0	(610)
Income /(loss) before income tax benefit /(expense)			(28,216)	(6,623)	1,764	141	(32,934)

Income tax benefit /(expense)			1,327	0	(291)	0	1,036

Net income /(loss)			$(26,889)	$(6,623)	$1,473	$141	$(31,898)

Note (1):	The elimination for segment revenues mainly consists of revenues from marketing services provided by the brand advertising segment (banner advertisements etc.) to the Changyou segment.
Note (2):	“SBC” stands for share-based compensation expense.

	Three Months Ended September 30, 2013
	Brand Advertising and Others
			Brand
	Brand		Advertising
	Advertising	Others	and Others	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$110,008	$21,560	$131,568	$56,940	$183,068	$(3,253)	$368,323
Segment cost of revenues	(60,512)	(8,179)	(68,691)	(26,687)	(30,093)	109	(125,362)

Segment gross profit /(loss)	$49,496	$13,381	62,877	30,253	152,975	(3,144)	242,961

SBC (2) in cost of revenues			(59)	(24)	(45)	0	(128)

Gross profit			62,818	30,229	152,930	(3,144)	242,833

Operating expenses:
Product development			(21,758)	(17,700)	(30,181)	0	(69,639)
Sales and marketing			(54,748)	(10,673)	(28,092)	3,144	(90,369)
General and administrative			(11,742)	(2,952)	(12,872)	0	(27,566)
SBC (2) in operating expenses			(542)	(5,389)	(286)	3,147	(3,070)

Total operating expenses			(88,790)	(36,714)	(71,431)	6,291	(190,644)

Operating profit /(loss)			(25,972)	(6,485)	81,499	3,147	52,189
Other income /(expense) (3)			162,372	(27)	381	(161,193)	1,533
Net interest income			1,637	231	5,727	0	7,595
Exchange difference			(170)	49	(1,184)	0	(1,305)
Income /(loss) before income tax expense			137,867	(6,232)	86,423	(158,046)	60,012

Income tax expense			(5,328)	(0)	(13,595)	0	(18,923)

Net income /(loss)			$132,539	$(6,232)	$72,828	$(158,046)	$41,089

Note (1):	The elimination for segment revenues mainly consists of revenues from marketing services provided by the brand advertising segment (banner advertisements etc.) to the Changyou segment.
Note (2):	“SBC” stands for share-based compensation expense.
Note (3):	The elimination for other income is primarily for the portion paid to Sohu of a special dividend paid by Sogou to holders of its Series A Preferred Shares.

	Nine Months Ended September 30, 2014
	Brand Advertising and Others
			Brand
	Brand		Advertising
	Advertising	Others	and Others	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$361,556	$39,139	$400,695	$267,081	$539,353	$(11,248)	$1,195,881
Segment cost of revenues	(218,737)	(19,880)	(238,617)	(118,152)	(132,941)	1,120	(488,590)

Segment gross profit /(loss)	$142,819	$19,259	162,078	148,929	406,412	(10,128)	707,291

SBC (2) in cost of revenues			(562)	(706)	(186)	0	(1,454)

Gross profit			161,516	148,223	406,226	(10,128)	705,837

Operating expenses:
Product development			(68,099)	(75,582)	(171,362)	3,131	(311,912)
Sales and marketing			(165,408)	(49,919)	(202,890)	11,266	(406,951)
General and administrative			(33,549)	(8,395)	(70,452)	(533)	(112,929)
SBC (2) in operating expenses			(8,437)	(36,523)	(1,093)	902	(45,151)

Total operating expenses			(275,493)	(170,419)	(445,797)	14,766	(876,943)

Operating profit /(loss)			(113,977)	(22,196)	(39,571)	4,638	(171,106)
Other income /(expense)			5,287	2,455	1,334	(3,736)	5,340
Net interest income			6,515	1,714	16,475	0	24,704
Exchange difference			(103)	(159)	289	0	27
Income /(loss) before income tax benefit/ (expense)			(102,278)	(18,186)	(21,473)	902	(141,035)

Income tax benefit/ (expense)			(2,022)	0	4,584	0	2,562

Net income /(loss)			$(104,300)	$(18,186)	$(16,889)	$902	$(138,473)

Note (1):	The elimination for segment revenues mainly consists of revenues from marketing services provided by the brand advertising segment (banner advertisements etc.) to the Changyou segment.
Note (2):	“SBC” stands for share-based compensation expense.

	Nine Months Ended September 30, 2013
	Brand Advertising and Others
			Brand
	Brand		Advertising
	Advertising	Others	and Others	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$277,974	$57,800	$335,774	$146,144	$543,024	$(10,119)	$1,014,823
Segment cost of revenues	(151,105)	(28,522)	(179,627)	(71,972)	(91,098)	329	(342,368)

Segment gross profit /(loss)	$126,869	$29,278	156,147	74,172	451,926	(9,790)	672,455

SBC (2) in cost of revenues			(197)	(29)	(70)	0	(296)

Gross profit			155,950	74,143	451,856	(9,790)	672,159

Operating expenses:
Product development			(62,566)	(45,131)	(76,364)	0	(184,061)
Sales and marketing			(142,581)	(28,047)	(59,559)	9,790	(220,397)
General and administrative			(29,192)	(7,020)	(38,689)	0	(74,901)
SBC (2) in operating expenses			(1,701)	(5,800)	(875)	3,149	(5,227)

Total operating expenses			(236,040)	(85,998)	(175,487)	12,939	(484,586)

Operating profit /(loss)			(80,090)	(11,855)	276,369	3,149	187,573
Other income /(expense) (3)			164,533	59	2,197	(161,193)	5,596
Net interest income			5,275	837	13,682	0	19,794
Exchange difference			(752)	196	(4,718)	0	(5,274)
Income /(loss) before income tax expense			88,966	(10,763)	287,530	(158,044)	207,689

Income tax expense			(11,079)	(6)	(44,107)	0	(55,192)

Net income /(loss)			$77,887	$(10,769)	$243,423	$(158,044)	$152,497

Note (1):	The elimination for segment revenues mainly consists of revenues from marketing services provided by the brand advertising segment (banner advertisements etc.) to the Changyou segment.
Note (2):	“SBC” stands for share-based compensation expense.
Note (3):	The elimination for other income is primarily for the portion paid to Sohu of a special dividend paid by Sogou to holders of its Series A Preferred Shares.

	As of September 30, 2014
	Brand Advertising and Others	Sogou	Changyou	Eliminations	Consolidated
Cash and cash equivalents	$460,765	$202,826	$177,305	$0	$840,896
Accounts receivable, net	124,964	12,420	42,702	(92)	179,994
Fixed assets, net	252,777	44,512	244,614	0	541,903
Total assets (1)	$1,148,385	$279,651	$1,572,097	$(148,263)	$2,851,870

Note (1):	The elimination for segment assets mainly consists of elimination of long-term investments in subsidiaries and consolidated VIEs.

	As of December 31, 2013
	Brand Advertising and Others	Sogou	Changyou	Eliminations	Consolidated
Cash and cash equivalents	$498,058	$240,746	$548,484	$0	$1,287,288
Accounts receivable, net	102,823	15,705	35,996	(182)	154,342
Fixed assets, net	257,307	60,461	246,674	0	564,442
Total assets (1)	$1,221,003	$350,256	$1,585,212	$(157,756)	$2,998,715

Note (1):	The elimination for segment assets mainly consists of elimination of long-term investments in subsidiaries and consolidated VIEs.

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

Sohu, Changyou, and Sogou Share-based Awards

For Sohu, Changyou and Sogou, share-based compensation expense is recognized as costs and expenses in the consolidated statements of comprehensive income based on the fair value of the related share-based awards on their grant dates. For Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search-related businesses, share-based compensation expense is recognized by Sogou in the consolidated statements of comprehensive income based on the then-current fair value at each reporting date. For Sogou Class A Ordinary Shares repurchased from employees of the Group in the second quarter of 2014, share-based compensation expense is recognized by the Sohu Group in the consolidated statements of comprehensive income in an amount equal to the excess of the repurchase price over the fair value at the repurchase date of the Sogou Class A Ordinary Shares that the Group repurchased. See Note 11 - Sohu.com Inc. Shareholders’ Equity.

Share-based compensation expense is charged to the shareholders’ equity or noncontrolling interest section in the consolidated balance sheets.

Sohu Video Share-based Awards

On January 4, 2012, Sohu Video, the holding entity of Sohu’s video division, adopted a 2011 Share Incentive Plan (the “Video 2011 Share Incentive Plan”) which provides for the issuance of up to 25,000,000 ordinary shares of Sohu Video to management and key employees of the video division and to Sohu management. As of September 30, 2014, grants of options for the purchase of 16,368,200 ordinary shares of Sohu Video had been made, of which options for the purchase of 4,972,800 ordinary shares were vested.

For purposes of ASC 718-10-25, no grant date may be established until a mutual understanding can be reached between Sohu Video and the recipients as to the option awards’ key terms and conditions, and such mutual understanding cannot be reached until the fair value of the awards is determinable and can be accounted for. No grant date could be determined as of September 30, 2014, because the broader terms and conditions of the option awards had neither been finalized nor mutually agreed upon with the recipients.

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

For the three and nine months ended September 30, 2014, negative $0.1 million and positive $4.1 million, respectively, of share-based compensation expense was recognized as costs and expenses in the consolidated statements of comprehensive income. The share-based compensation expense was recognized for vested awards based on the difference between their re-measured fair value as of September 30, 2014 and the fair value as of the previous reporting date.

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

As the original awards of restricted share units made under the 7Road 2012 Share Incentive Plan included as a vesting condition the completion of an initial public offering (an “IPO”), which is not considered probable until it occurs, no share-based compensation expense was recognized for the fair value of the original awards. Incremental compensation expense, which is not classified as share-based compensation expense, is equal to the fair values of the two new compensation schemes included in the exchange program as of the date of the modification resulting from the exchange program.

For Scheme I, compensation expense of $3.9 million was recognized as of September 30, 2014 with respect to the modification, and $0.8 million will be recognized in the consolidated statements of comprehensive income ratably over the remaining vesting period of the awards. For Scheme II, the incremental compensation expense varies depending on 7Road’s financial performance.

Share-based Compensation Expense Recognition

Share-based compensation expense was recognized in costs and expenses for the three and nine months ended September 30, 2014 and 2013, respectively, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Share-based compensation expense	2014	2013	2014	2013
Cost of revenues	$469	$128	$1,454	$296
Product development expenses	6,052	912	15,999	1,670
Sales and marketing expenses	937	359	3,751	732
General and administrative expenses	7,342	1,799	25,402	2,825

	$14,800	$3,198	$46,606	$5,523

Share-based compensation expense was recognized for share awards of Sohu, Changyou, Sogou and Sohu Video as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Share-based compensation expense	2014	2013	2014	2013
For Sohu share-based awards	$1,337	$730	$5,242	$2,313
For Changyou share-based awards	514	312	1,253	884
For Sogou share-based awards (1)	13,098	2,156	36,033	2,326
For Sohu Video share-based awards	(149)	0	4,078	0

	$14,800	$3,198	$46,606	$5,523

Note (1):	Includes compensation expense for Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search-related businesses, and compensation expense equal to the excess of the repurchase price paid to employees over the fair value at the repurchase date of the Sogou Class A Ordinary Shares that the Group repurchased.

There was no capitalized share-based compensation expense for the three and nine months ended September 30, 2014 and 2013.

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

Under two of these three plans, Changyou may pay compensation to employees based on Changyou’s profits. Changyou will distribute to eligible employees who participate in the plans up to 5% of Changyou’s annual adjusted net profits. Combined, these two plans will distribute up to 10% of Changyou’s annual adjusted net profits. Eligible employees will participate in these plans by paying an amount to purchase instruments that will entitle them, while they are employed by Changyou, to receive annual compensation under the plans. After four years of service to Changyou, employees who participate in either of these two plans will be entitled to sell their instruments to other employees at any time during their employment with Changyou at a price negotiated between the two employees, and by doing so would be compensated with the present value of their expected future cash bonuses for the remaining period of the incentive plans. Management concluded that compensation expense associated with these two plans should be accounted for by analogy to deferred compensation arrangements, and that the present value of the amounts forecasted to be distributed under the plans should be amortized over the first four years after the effective date of the plans, before the instruments are first allowed to be transferred to other employees; that the present value of future cash bonuses in the remaining period should be re-measured at each reporting date; that the gain or loss resulting from the re-measurement in the first four years should be amortized over the remaining portion of the four-year period; and that the gain or loss after the four-year period should be booked immediately upon re-measurement at each reporting date after the four-year period. For the three and nine months ended September 30, 2014, compensation expense recognized for these two plans was $1.5 million and $4.3 million, respectively.

The third employee incentive plan is structured to allow eligible employees to receive up to 20% of the annual adjusted net profits of projects that they work on. Unlike under the first two plans, certain of the incentive instruments to be issued under this plan will permit participating employees to sell the instruments to other employees at any time during their employment, and certain of the incentive instruments will not permit participating employees to sell their instruments to other employees. Management concluded that compensation expense in the former case should be accounted for by analogy to deferred compensation arrangements, and accordingly should be accrued as of the effective date of the plan at the then present value of the amounts forecasted to be distributed under the plan; that the gain or loss resulting from the re-measurement of the cash bonus in the remaining period of the plan should be booked immediately upon re-measurement; and that compensation expense in the latter case should be recognized when the amount of relevant distributions under these plans is determined and Changyou’s obligations are established each year. For the three and nine months ended September 30, 2014, compensation expense recognized for this plan was $1.2 million and $27.9 million, respectively.

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

The following table sets forth the financial instruments, measured at fair value, by level within the fair value hierarchy as of September 30, 2014 (in thousands):

		Fair value measurements at reporting date using
Items	As of September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$473,621	$0	$473,621	$0
Restricted time deposits	443,686	0	443,686	0
Short-term investments	209,508	0	209,508	0
Available-for-sale equity securities	13,594	13,594	0	0

Total	$1,140,409	$13,594	$1,126,815	$0

The following table sets forth the financial instruments, measured at fair value, by level within the fair value hierarchy as of December 31, 2013 (in thousands):

		Fair value measurements at reporting date using
Items	As of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$359,289	$0	$359,289	$0
Restricted time deposits	434,048	0	434,048	0
Short-term investments	2,827	0	2,827	0
Investments in debt securities	82,009	0	0	82,009

Total	$878,173	$0	$796,164	$82,009

Put option recognized as other short-term liability	$3,888	$0	$0	$3,888

The following table sets forth the reconciliation of the fair value measurements using significant unobservable inputs (level 3) from December 31, 2013 to September 30, 2014 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Investments in Debt Securities	Put Option
Beginning balance at December 31, 2013	$82,009	$3,888
Transactions:
Initial recognition	0	0
Change in fair value	0	(2,304)
Currency translation adjustment	(736)	0
Financial instruments matured /exercised	(81,273)	(1,584)

Ending balance at September 30, 2014	$0	$0

Cash Equivalents

The Sohu Group’s cash equivalents mainly consist of time deposits and money market funds with original maturities of three months or less. The fair values of cash equivalents are determined based on the pervasive interest rates in the market. The Group classifies the valuation techniques that use the pervasive interest rates input as Level 2 of fair value measurements. Generally there are no quoted prices in active markets for identical cash equivalents at the reporting date. In order to determine the fair value, the Group must use the discounted cash flow method and observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Restricted Time Deposits

Restricted time deposits are valued based on the prevailing interest rates in the market using the discounted cash flow method. The Sohu Group classifies the valuation techniques that use these inputs as Level 2 of fair value measurements.

Changyou Loans from Offshore Banks, Secured by Time Deposits

Commencing in 2012, Changyou drew down loans from offshore branches of certain banks for the purposes of expediting the payment of a special one-time cash dividend to its shareholders, providing working capital to support its overseas operations, and funding its acquisitions and its share repurchase program. These bank loans are secured by an equivalent or greater amount of RMB deposits by Changyou in the onshore branches of such banks. The loans from the offshore branches of the lending banks are classified as long-term bank loans according to their payment terms.

As of September 30, 2014, the total amount of the bank loans was $370 million, all of which carried a floating rate of interest based on the London Inter-Bank Offered Rate (“LIBOR”). For the three and nine months ended September 30, 2014, interest income from the restricted time deposits securing the loans was $4.1 million and $12.0 million, respectively, and interest expense on the bank loans was $1.7 million and $4.6 million, respectively. For the three and nine months ended September 30, 2013, interest income from the restricted time deposits securing the loans was $2.9 million and $8.8 million, respectively, and interest expense on the bank loans was $2.3 million and $6.4 million, respectively.

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

As of September 30, 2014, the Sohu Group’s investment in financial instruments was $210 million. The investment instruments were issued by commercial banks in China, and have a variable interest rate indexed to performance of underlying assets. Since these investments’ maturity dates are within one year, they are classified as short-term investments. For the three and nine months ended September 30, 2014, the Sohu Group recorded in the consolidated statements of comprehensive income changes in the fair value of short-term investments in the amount of both $0.4 million. For the three and nine months ended September 30, 2013, the Group recorded in the consolidated statements of comprehensive income changes in the fair value of short-term investments in the amount of $0.8 million and $2.3 million, respectively.

Available-for-Sale Equity Securities

Available-for-sale equity securities are valued using the market approach based on the quoted prices in active markets at the reporting date. The Group classifies the valuation techniques that use these inputs as Level 1 of fair value measurements. On August 12, 2014, Sohu acquired approximately 6% of the total outstanding common shares of Keyeast Co., Ltd., a Korean-listed company, for a purchase price of $14.9 million. The Sohu Group classified this investment as available-for-sale equity securities under long-term investments, and reported it at fair value. As of September 30, 2014, the fair value of the available-for-sale equity securities was $13.6 million. The unrealized loss representing the change in fair value of $1.3 million was recorded as a deduction from accumulated other comprehensive income in the Sohu Group’s consolidated balance sheets.

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

For the three and nine months ended September 30, 2014, interest income generated from this debt security amounted to nil and $1.37 million, respectively. For the three and nine months ended September 30, 2013, interest income generated from this debt security amounted to $1.40 million and $4.14 million, respectively.

The Sohu Group elected the fair value option to account for its investments in debt securities at their initial recognition. Changes in fair value were recognized in other income /(expense). For the three and nine months ended September 30, 2014 and 2013, there was no change in fair value. To estimate fair value, the Group used the income approach, which considers the estimated future return from the investment and the probabilities of getting these returns. The Group classifies the valuation techniques that use these inputs as Level 3 of fair value measurements.

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

Sogou’s repurchase options with Photon and China Web were initially recognized in additional paid-in capital in the Sohu Group’s consolidated balance sheets at fair value when the agreements were signed. Any subsequent changes in the fair values of the repurchase options were not and will not be recognized. On March 24, 2014, the repurchase option with China Web was exercised by Sogou. As of September 30, 2014, the remaining balance for the repurchase option with Photon in additional paid-in capital was $1.2 million, based on the fair value of the repurchase option on September 16, 2013.

China Web’s put option with Sogou was initially recognized in other short-term liabilities in the Sohu Group’s consolidated balance sheets at fair value when the agreement was signed. Subsequent changes in the fair value of the put option were recognized quarterly in other income /(expense) in the Sohu Group’s consolidated statements of comprehensive income. After Sogou’s repurchase of the Series A Preferred Shares from China Web on March 24, 2014, the other short-term liabilities recognized with respect to China Web were reversed to zero.

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

6. Goodwill

The changes in the carrying value of goodwill by segment are as follows (in thousands):

	Brand Advertising and others	Sogou	Changyou	Total
Balance as of December 31, 2013
Goodwill	$58,042	$6,290	$185,452	$249,784
Accumulated impairment losses	(35,788)	0	(5,201)	(40,989)

	$22,254	$6,290	$180,251	$208,795
Transactions in 2014
Acquisition of MoboTap	0	0	113,040	113,040
Measurement period adjustment of goodwill for the acquisition of Soso search-related businesses from Tencent	0	42	0	42
Foreign currency translation adjustment	(2)	(58)	(1,231)	(1,291)

Balance as of September 30, 2014	$22,252	$6,274	$292,060	$320,586

Balance as of September 30, 2014
Goodwill	$58,040	$6,274	$297,261	$361,575
Accumulated impairment losses	(35,788)	0	(5,201)	(40,989)

	$22,252	$6,274	$292,060	$320,586

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

The Group did not have any penalties or significant interest associated with tax positions for the three and nine months ended September 30, 2014, nor did the Group have any significant unrecognized uncertain tax positions for the three and nine months ended September 30, 2014.

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

Entities Qualified as HNTEs

As of September 30, 2014, the following entities were qualified as HNTEs and were entitled to an income tax rate of 15%, except that Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”) was entitled to an income tax rate of 10% because it was also qualified as a Key National Software Enterprise and was in an initial preferential period.

Corporate

•	Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”). Sohu Internet will need to re-apply for HNTE qualification in 2015.

For the Online Advertising Business

Brand Advertising Business

•	Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”). Sohu Media re-applied for HNTE qualification in the third quarter of 2014 and got approval in October, it is entitled to continue to enjoy the beneficial tax rate as HNTE for the year of 2014.

Search and Others Business

•	Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”). Sogou Technology re-applied for HNTE qualification in the third quarter of 2014 and got approval in October, it is entitled to continue to enjoy the beneficial tax rate as HNTE for the year of 2014.

•	Sogou Information. Sogou Information will need to re-apply for HNTE qualification in 2015.

For the Online Game Business

•	AmazGame. AmazGame re-applied for HNTE qualification in the third quarter of 2014. Pending approval of the re-application, it will be entitled to continue to enjoy the beneficial tax rate as if it had already qualified as HNTE for 2014.

•	Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”). Gamease re-applied for HNTE qualification in the third quarter of 2014. Pending approval of the re-application, it will be entitled to continue to enjoy the beneficial tax rate as if it had already qualified as HNTE for 2014.

•	Shenzhen 7Road Technology Co., Ltd. (“Shenzhen 7Road”). Shenzhen 7Road re-applied for HNTE qualification in the third quarter of 2014 and got approval in October, it is entitled to continue to enjoy the beneficial tax rate as HNTE for the year of 2014.

For the Others Business

•	Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”). Sohu Era re-applied for HNTE qualification in the third quarter of 2014. Pending approval of the re-application, it will be entitled to continue to enjoy the beneficial tax rate as if it had already qualified as HNTE for 2014.

Entities Qualified as Software Enterprises

For the Online Advertising Business—Brand Advertising Business

•	Beijing Sohu New Momentum Information Technology Co., Ltd. (“Sohu New Momentum”), which was in its first income tax exemption year as a Software Enterprise.

For the Online Game Business

•	AmazGame, which was qualified as a “Key National Software Enterprise” and enjoyed a preferential income tax rate of 10%. AmazGame will need to re-apply for Key National Software Enterprise qualification in 2015.

•	Shenzhen 7Road, which was also qualified as an HNTE and was entitled to an income tax rate of 15% since it had passed the three-year preferential period as a Software Enterprise.

•	Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”), which was entitled to an income tax rate of 12.5%.

•	ICE Information Technology (Shanghai) Co., Ltd. (“ICE Information”) which was not subject to income tax, as it incurred losses.

•	Shanghai ICE Information Technology Co., Ltd. (“Shanghai ICE”), which was entitled to an income tax rate of 12.5%.

•	Shenzhen 7Road Network Technologies Co., Ltd. (“7Road Technology”), which was in its second income tax exemption year as a Software Enterprise.

PRC Withholding Tax on Dividends

The CIT Law imposes a 10% withholding income tax for dividends distributed by foreign invested enterprises to their immediate holding companies outside mainland China. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. A holding company in Hong Kong, for example, will be subject to a 5% withholding tax rate under an arrangement between the PRC and the Hong Kong Special Administrative Region on the “Avoidance of Double Taxation and Prevention of Fiscal Evasion with Respect to Taxes on Income and Capital” if such holding company is considered a non-PRC resident enterprise and holds at least 25% of the equity interests in the PRC foreign invested enterprise distributing the dividends, subject to approval of the PRC local tax authority. However, if the Hong Kong holding company is not considered to be the beneficial owner of such dividends under applicable PRC tax regulations, such dividend will remain subject to a withholding tax rate of 10%.

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

As of September 30, 2014, Changyou had accrued deferred tax liabilities in the amount of $21.5 million for PRC withholding tax.

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

8. Commitments and Contingencies

Unconditional Obligations

As of September 30, 2014, the Sohu Group had commitments for bandwidth purchases in the amount of $62.9 million, commitments for video content purchases in the amount of $52.0 million, commitments for purchases of games developed by third-parties in the amount of $43.7 million, commitments for purchases of cinema advertisement slot rights in the amount of $40.1 million, commitments for operating leases in the amount of $39.7 million, and commitments for other content and service purchases in the amount of $22.9 million.

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

9. Contingent Consideration

Contingent consideration consists of the fair value of potential payments related to two acquisitions made by Changyou.

Changyou’s acquisition of Beijing Doyo Internet Technology Co., Ltd. (“Doyo”), included a contingent consideration arrangement that requires additional consideration to be paid by Changyou based on the achievement of specified performance milestones by Doyo for the fiscal years 2013 through 2015. The range of the undiscounted amounts Changyou could pay under the contingent consideration agreement is between nil and $7.3 million. The fair value of the contingent consideration, in the amount of $4.8 million, was recognized on the acquisition date using the income approach /discounted cash flow method with a scenario analysis applied. There were no indemnification assets involved.

Changyou’s acquisition of the RaidCall business, included a contingent consideration arrangement that gives Changyou the right to acquire additional shares of TalkTalk Limited (“TalkTalk”) at no cost if specified conditions occur through the 2014 fiscal year. The range of the additional shares of TalkTalk that Changyou could acquire under the contingent consideration arrangement is between nil and 7.5% of the outstanding shares of TalkTalk on a post-issuance fully-diluted basis. The fair value of the contingent consideration recognized on the acquisition date was nil, as management determined that it is unlikely that the specified conditions will occur and that as a result the fair value and the financial impact on recognition of the noncontrolling interest was zero.

For the three and nine months ended September 30, 2014, based on management’s assessment, there were no changes in the estimated fair values of these contingent consideration arrangements.

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

The Sohu Group consolidates in its consolidated financial statements all of the VIEs of which the Group is the primary beneficiary. The Sohu Group has three VIEs that are not consolidated in the Group’s consolidated financial statements because the Group is not the primary beneficiary.

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

All of the consolidated VIEs are incorporated and operated in the PRC, and are directly or indirectly owned by Dr. Charles Zhang, the Sohu Group’s Chairman and Chief Executive Officer, or other executive officers and employees of the Sohu Group identified below. Capital for the consolidated VIEs was funded by the Sohu Group through loans provided to Dr. Charles Zhang and those other executive officers and employees, and was initially recorded as loans to related parties. These loans are eliminated for accounting purposes against the capital of the VIEs upon consolidation.

Under contractual agreements with the Sohu Group, Dr. Charles Zhang and those other executive officers and employees of the Sohu Group who are shareholders of the consolidated VIEs are required to transfer their ownership in these entities to the Group, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Group at any time as requested by the Group to repay the loans outstanding. All voting rights of the consolidated VIEs are assigned to the Sohu Group, and the Group has the right to designate all directors and senior management personnel of the consolidated VIEs, and also has the obligation to absorb losses of the consolidated VIEs. Dr. Charles Zhang and those other executive officers and employees of the Sohu Group who are shareholders of the consolidated VIEs have pledged their shares in the consolidated VIEs as collateral for the loans. As of September 30, 2014, the aggregate amount of these loans was $14.9 million.

Under its contractual arrangements with the consolidated VIEs, the Sohu Group has the power to direct activities of the VIEs, and can have assets transferred freely out of the VIEs without any restrictions. Therefore, the Group considers that there is no asset of a consolidated VIE that can be used only to settle obligations of the VIEs, except for registered capital and PRC statutory reserves of the VIEs. As of September 30, 2014, the registered capital and PRC statutory reserves of the consolidated VIEs totaled $84.0 million. As all of the consolidated VIEs are incorporated as limited liability companies under the PRC Company Law, creditors of the consolidated VIEs do not have recourse to the general credit of the Sohu Group for any of the liabilities of the consolidated VIEs. Currently there is no contractual arrangement that could require the Sohu Group to provide additional financial support to the consolidated VIEs. As the Sohu Group is conducting certain business in the PRC mainly through the consolidated VIEs, the Group may provide such support on a discretionary basis in the future, which could expose the Group to a loss.

The following is a summary of the consolidated VIEs within the Sohu Group:

Basic Information

Corporate

High Century

Beijing Century High Tech Investment Co., Ltd. (“High Century”) was incorporated in 2001. As of September 30, 2014, the registered capital of High Century was $4.6 million and Dr. Charles Zhang and Wei Li held 80% and 20% interests, respectively, in this entity.

Heng Da Yi Tong

Beijing Heng Da Yi Tong Information Technology Co., Ltd. (“Heng Da Yi Tong”), formally known as “Beijing Sohu Entertainment Culture Media Co., Ltd.” (“Sohu Entertainment”), was incorporated in 2002. As of September 30, 2014, the registered capital of Heng Da Yi Tong was $1.2 million and Dr. Charles Zhang and Wei Li held 80% and 20% interests, respectively, in this entity.

Sohu Internet

Sohu Internet was incorporated in 2003. As of September 30, 2014, the registered capital of Sohu Internet was $1.6 million and High Century and Heng Da Yi Tong held 75% and 25% interests, respectively, in this entity.

SohuPay

SohuPay Science and Technology Co., Ltd. (“SohuPay”) was incorporated in January 2014. As of September 30, 2014, the registered capital of SohuPay was $16.4 million and Sohu Internet held 100% of the equity interests in this entity.

For the Online Advertising Business

Brand Advertising Business

Donglin

Beijing Sohu Donglin Advertising Co., Ltd. (“Donglin”) was incorporated in 2010. As of September 30, 2014, the registered capital of Donglin was $1.5 million and High Century and Sohu Internet each held a 50% interest in this entity.

Pilot New Era

Beijing Pilot New Era Advertising Co., Ltd. (“Pilot New Era”) was incorporated in 2010. As of September 30, 2014, the registered capital of Pilot New Era was $0.7 million and High Century and Sohu Internet each held a 50% interest in this entity.

Focus Yiju

Beijing Focus Yiju Network Information Technology Co., Ltd. (“Focus Yiju”) was acquired in 2011. As of September 30, 2014, the registered capital of Focus Yiju was $1.6 million and High Century held 100% of the equity interests in this entity.

Tianjin Jinhu

Tianjin Jinhu Culture Development Co., Ltd. (“Tianjin Jinhu”) was incorporated in 2011. As of September 30, 2014, the registered capital of Tianjin Jinhu was $0.5 million and Ye Deng and Xuemei Zhang each held a 50% interest in this entity.

Focus Interactive

Beijing Focus Interactive Information Service Co., Ltd. (“Focus Interactive”) was incorporated in July 2014. As of September 30, 2014, the registered capital of Focus Interactive was $1.6 million and High Century held 100% of the equity interests in this entity.

Focus Technology

Beijing Focus Xin Gan Xian Information Technology Co., Ltd. (“Focus Technology”) was incorporated in August 2014. As of September 30, 2014, the registered capital of Focus Technology was $0.8 million and Focus Interactive held 100% of the equity interests in this entity.

Focus Real Estate

Beijing Focus Real Estate Agency Co., Ltd. (“Focus Real Estate”) was incorporated in August 2014. As of September 30, 2014, the registered capital of Focus Real Estate was $0.2 million and Focus Interactive held 100% of the equity interests in this entity.

Search and Others Business

Sogou Information

Sogou Information was incorporated in 2005. As of September 30, 2014, the registered capital of Sogou Information was $2.5 million and Xiaochuan Wang, Sogou’s Chief Executive Officer, High Century and Tencent held 10%, 45% and 45% interests, respectively, in this entity.

Shi Ji Guang Su

Shenzhen Shi Ji Guang Su Information Technology Co., Ltd. (“Shi Ji Guang Su”) was acquired in September 2013. As of September 30, 2014, the registered capital of Shi Ji Guang Su was $3.2 million and Sogou Information held 100% of the equity interests in this entity.

For the Online Game Business

Gamease

Gamease was incorporated in 2007. As of September 30, 2014, the registered capital of Gamease was $1.3 million and Tao Wang, Chief Executive Officer of Changyou, and Dewen Chen, President of Changyou, held 60% and 40% interests, respectively, in this entity.

Shanghai ICE

Shanghai ICE was acquired by Changyou in 2010. As of September 30, 2014, the registered capital of Shanghai ICE was $1.2 million and Runa Pi and Rong Qi each held a 50% interest in this entity.

Guanyou Gamespace

Guanyou Gamespace was incorporated in 2010. As of September 30, 2014, the registered capital of Guanyou Gamespace was $1.5 million and Tao Wang and Dewen Chen held 60% and 40% interests, respectively, in this entity.

Zhi Hui You

Beijing Zhi Hui You Information Technology Co., Ltd. (“Zhi Hui You”) was incorporated in 2011. Initially Jing Zhou, who is a Sohu employee, and a third party entity each held 50% of the equity interests in this entity. In the first quarter of 2014, Jing Zhou and the third party entity transferred all of their equity interests in Zhi Hui You to Changyou’s VIE Guanyou Gamespace. As of September 30, 2014, the registered capital of Zhi Hui You was $1.6 million and Guanyou Gamespace held 100% of the equity interests in this entity.

Shenzhen 7Road

68.258% of the equity interests of Shenzhen 7Road were acquired by Gamease in 2011. The remaining 31.742% of the equity interests of Shenzhen 7Road were acquired by Gamease on May 1, 2013. As of September 30, 2014, the registered capital of Shenzhen 7Road was $1.5 million and Gamease held 100% of the equity interests in this entity.

Doyo

Doyo was acquired by Guanyou Gamespace in November 2013. As of September 30, 2014, the registered capital of Doyo was $1.6 million and Guanyou Gamespace held 100% of the equity interests in this entity.

Changyou e-pay

Beijing Changyou e-pay Co., Ltd. (“Changyou e-pay”) was incorporated in 2013. As of September 30, 2014, the registered capital of Changyou e-pay was $16.4 million and Gamease held 100% of the equity interests in this entity.

Aishouxin

Beijing Changyou Aishouxin ecological technology Co., Ltd. (“Aishouxin”) was incorporated in May 2014. As of September 30, 2014, the registered capital of Aishouxin was $2.4 million and Gamease held 100% of the equity interests in this entity.

Changyou Heguang

Fujian Changyou Heguang Electronic Technology Co., Ltd. (“Changyou Heguang”) was incorporated in September 2014. As of September 30, 2014, the registered capital of Changyou Heguang was $3.3 million and Gamease held 100% of the equity interests in this entity.

Beijing Baina Information

Beijing Baina Information Technology Co., Ltd. (“Beijing Baina Information”) was acquired by Gamease in July 2014. As of September 30, 2014, the registered capital of Beijing Baina Information was $1.5 million and Gamease and a third-party individual held 60% and 40% interests, respectively, in this entity.

Wuhan Baina Information

Baina (Wuhan) Information Technology Co., Ltd. (“Wuhan Baina Information”) was acquired by Gamease in July 2014. As of September 30, 2014, the registered capital of Wuhan Baina Information was $3.0 million and Gamease and a third-party individual held 60% and 40% interests, respectively, in this entity.

Wuhan Xingyu

Wuhan Xingyu Technology Co., Ltd. (“Wuhan Xingyu”) was acquired by Gamease in July 2014. As of September 30, 2014, the registered capital of Wuhan Xingyu was $16,307 and Wuhan Baina Information held 100% of the equity interests in this entity.

Anzhuoxing

Beijing Anzhuoxing Technology Co., Ltd. (“Anzhuoxing”) was acquired by Gamease in July 2014. As of September 30, 2014, the registered capital of Anzhuoxing was $13,204 and Wuhan Baina Information held 100% of the equity interests in this entity.

Hualian Chuangke

Wuhan Hualian Chuangke Technology Co., Ltd. (“Hualian Chuangke”) was acquired by Gamease in July 2014. As of September 30, 2014, the registered capital of Hualian Chuangke was $0.1 million and Wuhan Baina Information held 100% of the equity interests in this entity.

For the Others Business

GoodFeel

Beijing GoodFeel Technology Co., Ltd. (“GoodFeel”) was acquired in 2004. As of September 30, 2014, the registered capital of GoodFeel was $1.2 million and James Deng and Jing Zhou, held 58.1% and 41.9% interests, respectively, in this entity.

21 East Beijing

Beijing 21 East Culture Development Co., Ltd. (“21 East Beijing”) was acquired in 2006. As of September 30, 2014, the registered capital of 21 East Beijing was $1.6 million and High Century held 100% of the equity interests in this entity.

Yi He Jia Xun

Beijing Yi He Jia Xun Information Technology Co., Ltd. (“Yi He Jia Xun”) was acquired in September 2011. As of September 30, 2014, the registered capital of Yi He Jia Xun was $2.1 million and Gang Fang and Yanfeng Lv each held a 50% interest in this entity.

Financial Information

The following financial information of the Sohu Group’s consolidated VIEs is included in the accompanying consolidated financial statements (in thousands):

	As of
	September 30, 2014	December 31, 2013
ASSETS:
Cash and cash equivalents	$28,637	$112,316
Short-term investments	20,154	2,460
Accounts receivable, net	96,846	95,595
Prepaid and other current assets	38,296	41,838
Intercompany receivables due from the Company’s subsidiaries	130,657	223,877

Total current assets	314,590	476,086

Fixed assets, net	9,976	8,190
Goodwill	139,874	139,478
Intangible assets, net	34,778	35,135
Other non-current assets	77,626	61,550

Total assets	$576,844	$720,439

LIABILITIES:
Accounts payable	$3,102	$16,167
Accrued and other short-term liabilities	126,469	343,834
Receipts in advance and deferred revenue	41,743	60,140
Intercompany payables due to the Company’s subsidiaries	229,415	12,059

Total current liabilities	400,729	432,200

Long-term liabilities	5,865	9,560

Total liabilities	$406,594	$441,760

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net revenue	$262,280	$259,362	$767,529	$759,948
Net income /(loss)	$(16,862)	$5,425	$(105,385)	$25,297

For the table below, consolidated VIEs under the Brand advertising, Sogou and Others segments are classified as Sohu’s VIEs, and consolidated VIEs under the Changyou segment are classified as Changyou’s VIEs.

Cash flows of Sohu’s VIEs

	Nine months ended September 30,
	2014	2013
Net cash provided by operating activities	$15,751	$6,312
Net cash used in investing activities	(2,795)	(574)
Net cash used in financing activities	$0	$0

Cash flows of Changyou’s VIEs

	Nine months ended September 30,
	2014	2013
Net cash provided by operating activities	$16,970	$29,225
Net cash used in investing activities	(112,013)	(51,434)
Net cash used in financing activities	$(793)	$0

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

VIEs Not Consolidated within the Sohu Group

As of September 30, 2014, Sohu had three VIEs which were not consolidated within the Sohu Group. Since the Sohu Group neither has the power to direct these VIEs’ activities that will significantly impact their economic performance nor has the obligation to absorb losses of, or the right to receive benefits from, these VIEs that could potentially be significant to these VIEs, the Group is not the primary beneficiary and, accordingly, the Group recognizes the investments under the equity method or the cost method according to the share percentage the Group holds. In assessing the maximum exposure to a loss on the investments compared to the cost of its investment, the Sohu Group determined that it did not have further obligations exceeding the cost of the investments and that there were no terms of the investment arrangements that could require the Sohu Group to provide further financial support to the VIEs.

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

For the three and nine months ended September 30, 2014 and 2013, the Company did not repurchase any shares of its common stock.

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

For the three and nine months ended September 30, 2014, total share-based compensation expense recognized for awards under the Sohu 2000 Stock Incentive Plan was nil and $1.4 million, respectively. For the three and nine months ended September 30, 2013, total share-based compensation expense recognized for awards under the Sohu 2000 Stock Incentive Plan was $0.5 million and $1.7 million, respectively.

i) Summary of share option activity

A summary of share option activity under the Sohu 2000 Stock Incentive Plan as of and for the nine months ended September 30, 2014 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at January 1, 2014	147	$18.87	1.39	$7,958
Exercised	(28)	18.31
Forfeited or expired	(2)	16.81

Outstanding at September 30, 2014	117	19.04	0.68	3,643

Vested at September 30, 2014	117	19.04	0.68	3,643

Exercisable at September 30, 2014	117	19.04	0.68	3,643

Note (1):	The aggregate intrinsic value in the preceding table represents the difference between Sohu’s closing stock price of $50.23 on September 30, 2014 and the exercise price of share options. The total intrinsic value of share options exercised for the nine months ended September 30, 2014 was $1.6 million.

No options have been granted under Sohu’s 2000 Stock Incentive Plan since 2006. For the three and nine months ended September 30, 2014 and 2013, no compensation expense was recognized for share options because the requisite service periods for share options had ended by the end of 2009.

For the three and nine months ended September 30, 2014, total cash received from the exercise of share options amounted to $0.1 million and $0.5 million, respectively. For the three and nine months ended September 30, 2013, total cash received from the exercise of share options amounted to $0.1 million and $1.0 million, respectively.

ii) Summary of restricted share unit activity

A summary of restricted share unit activity under the Sohu 2000 Stock Incentive Plan as of and for the nine months ended September 30, 2014 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2014	123	$61.27
Granted	0
Vested	(121)	61.27
Forfeited	(2)	61.27

Unvested at September 30, 2014	0

Expected to vest thereafter	0

For the three and nine months ended September 30, 2014, total share-based compensation expense recognized for restricted share units was nil and $1.4 million, respectively. For the three and nine months ended September 30, 2013, total share-based compensation expense recognized for restricted share units was $0.5 million and $1.7 million, respectively.

There was no unrecognized compensation expense for restricted share units as of September 30, 2014, because all remaining unvested restricted shares units vested in the first quarter of 2014. The total fair value on their respective vesting dates of restricted share units that vested during the three and nine months ended September 30, 2014 was nil and $9.3 million, respectively. The total fair value on their respective vesting dates of restricted share units vested during the three and nine months ended September 30, 2013 was nil and $6.2 million, respectively.

Sohu’s 2010 Stock Incentive Plan

On July 2, 2010, Sohu’s shareholders adopted the Sohu 2010 Stock Incentive Plan, which provides for the issuance of up to 1,500,000 shares of common stock, including shares issued pursuant to the vesting and settlement of restricted share units and pursuant to the exercise of share options. The maximum term of any stock right granted under the Sohu 2010 Stock Incentive Plan is ten years from the grant date. The Sohu 2010 Stock Incentive Plan will expire on July 1, 2020. As of September 30, 2014, 1,306,513 shares were available for grant under the Sohu 2010 Stock Incentive Plan.

A summary of restricted share unit activity under the Sohu 2010 Stock Incentive Plan as of and for the nine months ended September 30, 2014 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2014	123	$84.82
Granted	36	67.57
Vested	(4)	72.92
Forfeited	(9)	81.33

Unvested at September 30, 2014	146	81.08

Expected to vest thereafter	108	52.25

For the three and nine months ended September 30, 2014, total share-based compensation expense recognized for restricted share units was $1.3 million and $3.8 million, respectively. For the three and nine months ended September 30, 2013, total share-based compensation expense recognized for restricted share units was $0.2 million and $0.6 million, respectively.

As of September 30, 2014, there was $4.9 million of unrecognized compensation expense related to unvested restricted share units. The expense is expected to be recognized over a weighted average period of 1.16 years. The total fair value on their respective vesting dates of restricted share units that vested was $0.2 million during both the three months and the nine months ended September 30, 2014. The total fair value on their respective vesting dates of restricted share units vested during both the three months and the nine months ended September 30, 2013 was $0.4 million.

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

Through September 30, 2014, Changyou had granted under the Changyou 2008 Share Incentive Plan 15,000,000 ordinary shares to its chief executive officer Tao Wang, through Prominence Investments Ltd., which is an entity that may deemed under applicable rules of the Securities and Exchange Commission to be beneficially owned by Tao Wang. As of September 30, 2014, Changyou had also granted under the Changyou 2008 Share Incentive Plan restricted share units, settleable upon vesting by the issuance of an aggregate of 4,983,552 ordinary shares, to its executive officers other than Tao Wang, and certain other Changyou employees.

For the three and nine months ended September 30, 2014, total share-based compensation expense recognized for awards under the Changyou 2008 Share Incentive Plan was $0.5 million and $1.2 million, respectively. For the three and nine months ended September 30, 2013, total share-based compensation expense recognized for awards under the Changyou 2008 Share Incentive Plan was $0.3 million and $0.9 million, respectively.

Share-based Awards Granted before Changyou’s IPO

All of the restricted ordinary shares and restricted share units granted before Changyou’s IPO became vested in 2012 and 2013, respectively. Hence there has been no share-based compensation expense recognized with respect to such restricted ordinary shares and restricted share units since their respective full vesting dates.

Share-based Awards Granted after Changyou’s IPO

Through September 30, 2014, in addition to the share-based awards granted before Changyou’s IPO, Changyou had granted restricted share units, settleable upon vesting with the issuance of an aggregate of 1,787,552 ordinary shares, to certain of its executive officers other than Tao Wang and to certain of its other employees. These restricted share units are subject to vesting over a four-year period commencing on their grant dates. Share-based compensation expense for such restricted share units is recognized on an accelerated basis over the requisite service period. The fair value of restricted share units was determined based on the market price of Changyou’s American depositary shares on the grant date.

A summary of activity for these restricted share units as of and for the nine months ended September 30, 2014 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2014	218	$14.46
Granted	160	13.80
Vested	(29)	16.32
Forfeited	(5)	17.19

Unvested at September 30, 2014	344	13.96

Expected to vest thereafter	331	13.97

For the three and nine months ended September 30, 2014, total share-based compensation expense recognized for the above restricted share units was $0.5 million and $1.2 million, respectively. For the three and nine months ended September 30, 2013, total share-based compensation expense recognized for the above restricted share units was $0.3 million and $1.2 million, respectively.

As of September 30, 2014, there was $2.2 million of unrecognized compensation expense related to the unvested restricted share units. The expense is expected to be recognized over a weighted average period of 1.15 years. The total fair value of these restricted share units vested during the three and nine months ended September 30, 2014 was nil and $0.44 million, respectively. The total fair value of these restricted share units vested during the three and nine months ended September 30, 2013 was nil and $4.7 million, respectively.

Changyou 2014 Share Incentive Plan

On June 25, 2014, Changyou reserved 2,000,000 of its Class A ordinary shares under the Changyou.com Limited 2014 Share Incentive Plan (the “Changyou 2014 Share Incentive Plan”) for the purpose of making share incentive awards to its executive officers and employees. As of September 30, 2014, Changyou had not made any awards under the Changyou 2014 Share Incentive Plan.

3) Sogou Inc. Share-based Awards

Sogou 2010 Share Incentive Plan

Sogou adopted a share incentive plan on October 20, 2010. The number of Sogou ordinary shares issuable under the plan was 41,500,000 after an amendment that was effective August 22, 2014 (as amended, the “Sogou 2010 Share Incentive Plan”). Awards of share rights may be granted under the Sogou 2010 Share Incentive Plan to management and employees of Sogou and of any present or future parents or subsidiaries or variable interest entities of Sogou. The maximum term of any share right granted under the Sogou 2010 Share Incentive Plan is ten years from the grant date. The Sogou 2010 Share Incentive Plan will expire on October 19, 2020. As of September 30, 2014, Sogou had granted options for the purchase of 37,829,113 ordinary shares under the 2010 Sogou Share Incentive Plan.

Of the granted options for the purchase of 37,829,113 shares, options for the purchase of 25,319,113 shares will become vested and exercisable in four equal installments, with each installment vesting upon a service period requirement for management and key employees being met, as well as Sogou’s achievement of performance targets for the corresponding period. The performance target for each installment will be set at the beginning of each vesting period. Accordingly, for purposes of recognition of share-based compensation expense, each installment is considered to be granted as of that date. As of September 30, 2014, performance targets had been set for options for the purchase of 21,885,713 shares, subject to vesting upon service period requirements for management and key employees being met and Sogou’s achievement of performance targets and, accordingly, such options were considered granted for purposes of recognition of share-based compensation expense. As of September 30, 2014, options for the purchase of 15,733,513 shares had become vested and exercisable because both the service period and the performance requirements had been met, and of such vested options, options for the purchase of 15,276,505 shares had been exercised.

Of the granted share options, options for the purchase of 8,550,000 shares will become vested and exercisable in four or five equal installments, with (i) the first installment vesting upon Sogou’s completion of an IPO of its ordinary shares (“Sogou’s IPO”) and the expiration of all underwriters’ lockup periods applicable to Sogou’s IPO, and (ii) each of the three or four subsequent installments vesting on the first, second, third and, if applicable, fourth anniversary dates, respectively, of the closing of Sogou’s IPO.

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

All installments of options for the purchase of 8,550,000 shares that are subject to vesting upon completion of Sogou’s IPO and options for the purchase of 3,960,000 shares that are subject to vesting upon the completion of an Event were considered granted upon the issuance of the options. The completion of an Event is considered to be a performance condition of the awards. An IPO or other Event is not considered to be probable until it is completed. Under ASC 718, compensation cost should be accrued if it is probable that the performance condition will be achieved and should not be accrued if it is not probable that the performance condition will be achieved. As a result, no compensation expense will be recognized related to these options until the completion of an Event, and hence no share-based compensation expense was recognized for the three and nine months ended September 30, 2014 for the options for the purchase of 8,550,000 shares that are subject to vesting upon completion of Sogou’s IPO or for the options for the purchase of 3,960,000 shares that are subject to vesting upon the completion of an Event.

A summary of share option activity under the Sogou 2010 Stock Incentive Plan as of and for the nine months ended September 30, 2014 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2014	17,953	$0.251
Granted	6,578	0.001
Exercised	(5,242)	0.001
Forfeited or expired	(170)	0.001

Outstanding at September 30, 2014	19,119	0.236	7.99

Vested at September 30, 2014 and expected to vest thereafter	6,120

Exercisable at September 30, 2014	457

For the three and nine months ended September 30, 2014, total share-based compensation expense recognized for share options under the Sogou 2010 Share Incentive Plan was $9.8 million and $10.7 million, respectively. For the three and nine months ended September 30, 2013, total share-based compensation expense recognized for share options under the Sogou 2010 Share Incentive Plan was $1.7 million and $1.8 million, respectively.

As of September 30, 2014, there was $23.9 million of unrecognized compensation expense related to the unvested share options. The expense is expected to be recognized over a weighted average period of 0.26 years.

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

The fair value of the options granted to Sogou management and key employees was estimated on the date of grant using the Binomial option - pricing model (the “BP Model”) with the following assumptions used:

Granted to Employees	2014
Average risk-free interest rate	2.62%-3.05%
Exercise multiple	2~3
Expected forfeiture rate (post-vesting)	0%~12%
Weighted average expected option life	7.37
Volatility rate	52%-54%
Dividend yield	0%
Fair value	5.85

Sogou estimated the risk-free rate based on the market yields of U.S. Treasury securities with an estimated country-risk differential as of the valuation date. An exercise multiple was estimated as the ratio of the fair value of the shares over the exercise price as of the time the option is exercised, based on consideration of research studies regarding exercise patterns based on historical statistical data. In Sogou’s valuation analysis, a multiple of two was applied for employees and a multiple of three was applied for management. Sogou estimated the forfeiture rate to be 0% or 1% for Sogou management’s share options granted as of September 30, 2014 and 12% for Sogou employees’ share options granted as of September 30, 2014. The life of the share options is the contract life of the option. Based on the option agreement, the contract life of the option is 10 years. The expected volatility at the valuation date was estimated based on the historical volatility of comparable companies for the period before the grant date with length commensurate with the expected term of the options. Sogou has no history or expectation of paying dividends on its ordinary shares. Accordingly, the dividend yield is estimated to be 0%.

Share-based Awards to Sohu Management

Under the Sohu Management Sogou Share Option Arrangement, which was approved by the boards of directors of Sohu and Sogou in March 2011, Sohu has the right to provide to Sohu management and key employees the opportunity to purchase from Sohu up to 12,000,000 ordinary shares of Sogou at a fixed exercise price of $0.625 per share. Of these 12,000,000 ordinary shares, 8,800,000 are Sogou ordinary shares previously held by Sohu and 3,200,000 are Sogou ordinary shares that were newly-issued on April 14, 2011 by Sogou to Sohu at a price of $0.625 per share, or a total of $2 million. As of September 30, 2014, Sohu had granted options for the purchase of 10,763,000 Sogou ordinary shares to Sohu management and key employees under the Sohu Management Sogou Share Option Arrangement.

Of the granted options for the purchase of 10,763,000 shares, options for the purchase of 8,363,000 shares will become vested and exercisable in four equal installments, with each installment vesting upon a service period requirement for management and key employees being met, as well as Sogou’s achievement of performance targets for the corresponding period. The performance target for each installment will be set at the beginning of each vesting period. Accordingly, for purposes of recognition of share-based compensation expense, each installment is considered to be granted as of that date. As of September 30, 2014, performance targets had been set for options for the purchase of 8,208,000 shares vesting upon service period requirements for management and key employees being met and Sogou’s achievement of performance targets and, accordingly, such share options were considered granted. As of September 30, 2014, options for the purchase of 6,585,750 shares had become vested and exercisable because both the service period and the performance requirements had been met, and vested options for the purchase of 6,378,500 shares had been exercised.

The remaining options for the purchase of 2,400,000 shares will become vested and exercisable in five equal installments, with (i) the first installment vesting upon Sogou’s IPO and the expiration of all underwriters’ lockup periods applicable to the IPO, and (ii) each of the four subsequent installments vesting on the first, second, third and fourth anniversary dates, respectively, of the closing of Sogou’s IPO. All installments of the options for the purchase of 2,400,000 shares that are subject to vesting upon the completion of Sogou’s IPO were considered granted upon the issuance of the options. The completion of a firm commitment IPO is considered to be a performance condition of the awards. An IPO event is not considered to be probable until it is completed. Under ASC 718, compensation cost should be accrued if it is probable that the performance condition will be achieved and should not be accrued if it is not probable that the performance condition will be achieved. As a result, no compensation expense will be recognized related to these options until the completion of an IPO, and hence no share-based compensation expense was recognized for the three and nine months ended September 30, 2014 for these options for the purchase of 2,400,000 shares.

A summary of share option activity as of and for the nine months ended September 30, 2014 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2014	3,880	$0.625
Granted	1,623	0.625
Exercised	(1,273)	0.625
Forfeited or expired	0

Outstanding at September 30, 2014	4,230	0.625	7.68

Vested at September 30, 2014 and expected to vest thereafter	1,696

Exercisable at September 30, 2014	207

For the three months and the nine months ended September 30, 2014, total share-based compensation expense recognized for share options under the Sohu Management Sogou Share Option Arrangement was $2.3 million and $3.6 million, respectively. For both the three months and the nine months ended September 30, 2013, total share-based compensation expense recognized for share options under the Management Share Option Arrangement was $0.5 million.

As of September 30, 2014, there was $5.5 million of unrecognized compensation expense related to unvested Sogou share options. The expense is expected to be recognized over a weighted average period of 0.25 years.

The method used to determine the fair value of share options granted to Sohu management and key employees was the same as the method used for the share options granted to Sogou’s management and key employees as described above, except for the assumptions used in the BP Model as presented below:

Granted to Employees	2014
Average risk-free interest rate	2.62%-2.93%
Exercise multiple	2~3
Expected forfeiture rate (post-vesting)	0%-8%
Weighted average expected option life	6.79
Volatility rate	52%-54%
Dividend yield	0%
Fair value	5.23

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

As of September 30, 2014, options for the purchase of 15,320,000 shares granted under the Sogou 2010 Share Incentive Plan and options for the purchase of 612,500 shares granted under the Sohu Management Sogou Share Option Arrangement, or options for the purchase of a total of 15,932,500 shares, had been exercised early but had not been distributed to the beneficiaries of the trusts. All of the early-exercised shares that were distributed to those beneficiaries by the trusts in accordance with the vesting requirements under the original option agreements have been included in the disclosures under the headings “Sogou 2010 Share Incentive Plan” and “Share-based Awards to Sohu Management” above.

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

As of September 30, 2014, unvested Tencent restricted share unit awards held by these employees provided for the issuance of up to 428,300 ordinary shares of Tencent, taking into consideration a five-for-one split of Tencent’s shares that became effective in May 2014. Share-based compensation expense of $1.0 million and $4.6 million, respectively, related to these Tencent restricted share units was recognized in the Group’s consolidated statements of comprehensive income for the three and nine months ended September 30, 2014. As of September 30, 2014, there was $3.4 million of unrecognized compensation expense related to these unvested restricted share units. This amount is expected to be recognized over a weighted average period of 2.84 years.

Sogou Share Repurchase Transaction

In June 2014, Sogou repurchased approximately 4.2 million of its Class A Ordinary Shares from noncontrolling shareholders, some of whom were employees of the Group, for an aggregate repurchase price of $41.6 million, which exceeded the fair value of the ordinary shares. Under ASC 718, the excess of the repurchase price over the fair value of the equity instruments repurchased from employees should be recognized as additional compensation expense. Therefore, in the second quarter of 2014, approximately $17.0 million of share-based compensation expense was recognized in the Sohu Group’s statements of comprehensive income as share-based compensation expense in connection with the repurchases.

4) Sohu Video Share-based Awards

On January 4, 2012, Sohu Video adopted the Video 2011 Share Incentive Plan, under which 25,000,000 ordinary shares of Sohu Video are reserved for the purpose of making share incentive awards to management and key employees of the video division and to Sohu management. The maximum term of any share incentive award granted under the Video 2011 Share Incentive Plan is ten years from the grant date. The Video 2011 Share Incentive Plan will expire on January 3, 2021. As of September 30, 2014, grants of options for the purchase of 16,368,200 ordinary shares of Sohu Video had been made under the Video 2011 Share Incentive Plan, and options for the purchase of 4,972,800 ordinary shares were vested.

For the three months and the nine months ended September 30, 2014, total share-based compensation expense recognized for vested options under the Video 2011 Share Incentive Plan was negative $0.1 million and positive $ 4.1 million, respectively.

The method used to determine the fair value of share options granted was the same as the method used for the share options granted to Sogou’s management and key employees as described above, except for the assumptions used in the BP Model as presented below:

Assumptions Adopted	2014
Average risk-free interest rate	2.81%
Exercise multiple	2.8
Expected forfeiture rate (post-vesting)	10%
Weighted average expected option life	7.3
Volatility rate	61%
Dividend yield	0%
Fair value	0.82

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

Sohu’s Shareholding in Sogou

As of September 30, 2014, Sogou had outstanding a combined total of 357,445,588 ordinary shares and preferred shares held as follows:

(i)	Sohu:

132,834,750 Class A Ordinary Shares and 24,000,000 Series A Preferred Shares. Of the Class A Ordinary Shares, 5,634,750 shares are subject to purchase from Sohu under options held by Sohu management and key employees. All of the 24,000,000 Series A Preferred Shares are subject to repurchase by Sogou commencing March 16, 2014;

(ii)	Photon:

38,400,000 Series A Preferred Shares, of which 6,400,000 are subject to repurchase by Sogou commencing March 16, 2014;

(iii)	Tencent:

6,757,875 Class A Ordinary Shares, 65,431,579 Series B Preferred Shares and 79,368,421 non-voting Class B Ordinary Shares; and

(iv)	Various employees of Sogou and Sohu: 10,652,963 Class A Ordinary Shares.

Since Sohu controls the election of the Board of Directors of Sogou, Sohu is Sogou’s controlling shareholder. Therefore, Sohu consolidates Sogou in the Sohu Group’s consolidated financial statements, and recognizes noncontrolling interest reflecting economic interests in Sogou held by shareholders other than Sohu.

Because no ordinary shares will be issued with respect to share options granted by Sogou until they are vested and exercised, share options granted by Sogou that have not vested and vested share options that have not yet been exercised are not included as outstanding shares of Sogou and have no impact on the Sohu Group’s basic net income per share. Unvested share options with performance targets achieved and vested share options that have not yet been exercised do, however, have a dilutive impact on the Sohu Group’s dilutive net income per share. See Note 16—Net Income /(Loss) per Share.

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

Conversion Rights

Each Sogou Preferred Share is convertible, at the option of the holder, at any time, and without the payment of additional consideration by the holder. Each Sogou Preferred Share is convertible into such number of Class A Ordinary Shares as is determined, in the case of Series A Preferred Shares, by dividing $0.625 by the then-effective conversion price for Series A Preferred Shares, which is initially $0.625, and, in the case of Series B Preferred Shares, by dividing $7.267 by the then-effective conversion price for Series B Preferred Shares, which is initially $7.267. The conversion prices of the Sogou Preferred Shares are subject to adjustment on a weighted average basis upon the issuance of additional equity shares, or securities convertible into equity shares, at a price per share less than $0.625, in the case of Series A Preferred Shares, or less than $7.267, in the case of Series B Preferred Shares, subject to certain customary exceptions, such as shares issued pursuant to the Sogou 2010 Share Incentive Plan. Each Sogou Preferred Share will be automatically converted into Class A Ordinary Shares of Sogou upon the closing of a qualified IPO of Sogou based on the then-effective conversion ratio of such Sogou Preferred Share, which is currently one-for-one for both Series A Preferred Shares and Series B Preferred Shares.

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

Changyou Share Repurchase Transactions

On July 27, 2013, Changyou’s Board of Directors authorized a share repurchase program of up to $100 million of the outstanding ADSs of Changyou over a two-year period from July 27, 2013 to July 26, 2015. During the nine months ended September 30, 2014, Changyou did not repurchase any of its ADSs under the share repurchase program.

13. Business Combination

On July 16, 2014, Changyou, through a wholly-owned subsidiary, entered into an investment agreement with MoboTap Inc. (“MoboTap”), a Cayman Islands company which is the mobile technology developer behind the Dolphin Browser, MoboTap’s subsidiaries and variable interest entities, and MoboTap’s shareholders pursuant to which Changyou agreed to purchase from existing shareholders of MoboTap shares of MoboTap representing 51% of the equity interests in MoboTap on a fully-diluted basis for approximately $91 million in cash. In addition, Changyou has the right to purchase up to 10% of the equity interests in MoboTap from the noncontrolling shareholders, at a price of 20% below the IPO price, before a qualified IPO of MoboTap. If MoboTap achieves specified performance milestones for 2016 and certain other conditions specified in the shareholder agreement, including the completion of an IPO, are not met, the noncontrolling shareholders of MoboTap will have a one-time right to put to Changyou shares of MoboTap held by them, representing up to 15% of the equity interests in MoboTap, for an aggregate price of up to $53 million. The Sohu Group began to consolidate MoboTap’s financial statements commencing with the acquisition.

On the acquisition date, the allocation of the consideration of the assets acquired and liabilities assumed based on their fair values was as follows (in thousands):

As of July 31, 2014
Cash consideration	$90,830

Repurchase option	793
Identifiable intangible assets acquired	27,000
Goodwill	113,040
Other assets	6,714
Put option	(298)
Liabilities assumed	(2,995)
Noncontrolling interest	(53,424)

Total	$90,830

The acquired identifiable intangible assets represent the Dolphin Browser user base, technology and trademark, the useful lives of which were 2.4 years, 5.4 years and 10.4 years, respectively. The acquired user base was valued with the cost approach, and the acquired technology and trademark were valued with the income approach. Goodwill of $113 million primarily represents the expected synergies from combining the operations of Changyou and MoboTap, which are complementary to each other. In accordance with ASC 350, goodwill is not amortized but is tested for impairment and is not deductible for tax purposes. As of September 30, 2014, no measurement period adjustment had been recorded.

Based on an assessment of MoboTap’s financial performance, MoboTap is not considered material to the Sohu Group. Thus the Sohu Group’s management concluded that the presentation of pro forma financial information with respect to the results of operations of the Sohu Group including the acquired MoboTap is not necessary. As the Dolphin Browser serves as an important entrance point for Changyou to accumulate traffic from users of mobile devices, which is complementary to Changyou’s game business, MoboTap will be reported under the online game segment.

14. Mezzanine Equity

Mezzanine Equity consisted of the noncontrolling interest in 7Road and a put option pursuant to which the noncontrolling shareholders would have had the right to put their ordinary shares in 7Road to Changyou at a pre-determined price if 7Road achieved specified performance milestones before the expiration of the put option and 7Road did not complete an IPO on NASDAQ, the New York Stock Exchange (the “NYSE”) or the Stock Exchange of Hong Kong (the “HKEX”). The put option was due to expire in 2014. Since the occurrence of the sale was not solely within the control of Changyou, the noncontrolling interest was classified as mezzanine equity instead of permanent equity in the Sohu Group’s and Changyou’s consolidated financial statements.

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

For the three and nine months ended September 30, 2013, accretion charges of nil and $17.8 million, respectively, were recorded in the Sohu Group’s statements of comprehensive income as net income attributable to the mezzanine-classified noncontrolling interest shareholders of 7Road. There was no associated accretion in 2014, as no mezzanine equity existed after Changyou’s acquisition on June 5, 2013 of all of the ordinary shares of 7Road held by the noncontrolling shareholders.

15. Noncontrolling Interest

The primary majority-owned subsidiaries and VIEs of the Sohu Group which are consolidated in its consolidated financial statements but with noncontrolling interest recognized are Changyou and Sogou.

Noncontrolling Interest for Changyou

As Sohu is Changyou’s controlling shareholder, Changyou’s financial results have been consolidated with those of Sohu for all periods presented. To reflect the economic interest in Changyou held by shareholders other than Sohu (the “Changyou noncontrolling shareholders”), Changyou’s net income /(loss) attributable to the Changyou noncontrolling shareholders is recorded as noncontrolling interest in the Sohu Group’s consolidated statements of comprehensive income, based on their share of the economic interest in Changyou. Changyou’s cumulative results of operations attributable to the Changyou noncontrolling shareholders, along with changes in shareholders’ equity, adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled and adjustment for changes in Sohu’s ownership in Changyou, are recorded as noncontrolling interest in the Sohu Group’s consolidated balance sheets.

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

Noncontrolling Interest in the Consolidated Balance Sheets

As of September 30, 2014 and December 31, 2013, noncontrolling interest in the consolidated balance sheets was $472.4 million and $510.0 million, respectively.

	As of
	September 30, 2014 (in thousands)	December 31, 2013 (in thousands)
Changyou	$351,703	$307,898
Sogou	120,743	199,059
Others	0	3,058

Total	$472,446	$510,015

Noncontrolling Interest of Changyou

As of September 30, 2014 and December 31, 2013, the noncontrolling interest of Changyou was recognized in the Sohu Group’s consolidated balance sheets, representing as of both dates a 32% economic interest in Changyou’s net assets held by shareholders other than Sohu and reflecting the reclassification of Changyou’s share-based compensation expense from shareholders’ additional paid-in capital to noncontrolling interest.

Noncontrolling Interest of Sogou

As of September 30, 2014 and December 31, 2013, the noncontrolling interest of Sogou was recognized in the Sohu Group’s consolidated balance sheets, representing Sogou’s cumulative results of operations attributable to shareholders other than Sohu, Sogou’s share-based compensation expense, and the investments of shareholders other than Sohu in Preferred Shares and Ordinary Shares of Sogou, the adjustment of the investment basis of shareholders other than Sohu due to the special dividend paid to holders of Series A Preferred Shares of Sogou on September 17, 2013, the repurchase of Sogou Series A Preferred Shares from China Web on March 24, 2014, and Sogou’s repurchase of Class A Ordinary Shares from noncontrolling shareholders in June 2014.

Noncontrolling Interest in the Consolidated Statements of Comprehensive Income

For the three and nine months ended September 30, 2014, net loss attributable to the noncontrolling interest in the consolidated statements of comprehensive income was $4.8 million and $19.1 million, respectively, compared with net income attributable to noncontrolling interest of $22.9 million and $70.4 million, respectively, for the three months and nine months ended September 30, 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Changyou	$(783)	$23,596	$(7,191)	$73,486
Sogou	(3,977)	(1,143)	(12,712)	(3,109)
Others	0	402	765	49

Total	$(4,760)	$22,855	$(19,138)	$70,426

Noncontrolling Interest of Changyou

For the three months ended September 30, 2014 and 2013, net loss and net income, respectively, attributable to the noncontrolling interest of Changyou, representing the 32% economic interest in Changyou attributable to shareholders other than Sohu for both periods, was recognized in the Sohu Group’s consolidated statements of comprehensive income.

Noncontrolling Interest of Sogou

For the three months ended September 30, 2014 and 2013, net loss attributable to the noncontrolling interest of Sogou was recognized in the Sohu Group’s consolidated statements of comprehensive income, representing Sogou’s net loss attributable to shareholders other than Sohu.

16. Net Income /(Loss) per Share

Basic net income /(loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income /(loss) per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise or settlement of share-based awards using the treasury stock method. The dilutive effect of share-based awards with performance requirements is not considered before the performance targets are actually met. The computation of diluted net income /(loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect (i.e. an increase in earnings per share amounts or a decrease in loss per share amounts) on net income /(loss) per share. For the three and nine months ended September 30, 2014, 99,000 and 114,000, respectively, common shares potentially issuable upon the exercise or settlement of share-based awards using the treasury stock method were anti-dilutive and excluded from the denominator for calculation of diluted net loss per share.

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

For the three months ended September 30, 2014, all of these Changyou restricted share units had a dilutive effect, and therefore were included in the calculation of the Sohu Group’s diluted net loss per share. This impact is presented as “incremental dilution from Changyou” in the table below.

For the nine months ended September 30, 2014, all of these Changyou restricted share units had an anti-dilutive effect, and therefore were excluded in the calculation of the Sohu Group’s diluted net loss per share, and “incremental dilution from Changyou” in the table below was zero.

(2)	Sogou’s net income /(loss) attributable to the Sohu Group is determined using the percentage that the weighted average number of Sogou shares held by Sohu represents of the weighted average number of Sogou Preferred Shares and Ordinary Shares, shares issuable upon the conversion of convertible preferred shares under the if-converted method, and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, and is not determined by allocating Sogou’s net income /(loss) to the Sohu Group using the methodology for the calculation of net income /(loss) attributable to the Sogou noncontrolling shareholders discussed in Note 15—Noncontrolling Interest.

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

For the three and nine months ended September 30, 2014, all of these Sogou shares and share options had a dilutive effect, and therefore were included in the calculation of the Sohu Group’s diluted net loss per share. This impact is presented as “incremental dilution from Sogou” in the table below.

As discussed in Note 1—The Company and Basis of Presentation, on March 24, 2014 Sogou purchased from China Web 14.4 million Series A Preferred Shares of Sogou for an aggregate purchase price of $47.3 million. The transaction gave rise to a deemed dividend amounting to $27.7 million, which was deemed to have been contributed by Sohu, as a holder of ordinary shares of Sogou, for the difference between the price Sogou paid to China Web for the Series A Preferred Shares and the carrying amount of these 14.4 million Series A Preferred Shares in the Group’s consolidated financial statements. This deemed dividend has been subtracted from net income attributable to Sohu.com Inc. for the nine months ended September 30, 2014 in the table below when calculating the basic and diluted net loss per share attributable to Sohu.com Inc.

The following table presents the calculation of the Sohu Group’s basic and diluted net loss per share (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net loss attributable to Sohu.com Inc., basic (after subtracting the deemed dividend to noncontrolling Sogou Series A Preferred shareholders)	$(27,138)	$(64,189)	$(147,082)	$(18,132)

Effect of dilutive securities:
Incremental dilution from Changyou	(5)	(297)	0	(723)
Incremental dilution from Sogou	(1,259)	(535)	(3,429)	(1,673)

Net loss attributable to Sohu.com Inc., diluted	$(28,402)	$(65,021)	$(150,511)	$(20,528)

Denominator:
Weighted average basic common shares outstanding	38,485	38,288	38,457	38,239
Effect of dilutive securities:
Share options and restricted share units	0	234	0	242

Weighted average diluted common shares outstanding	38,485	38,522	38,457	38,481

Basic net loss per share attributable to Sohu.com Inc.	$(0.71)	$(1.68)	$(3.82)	$(0.47)

Diluted net loss per share attributable to Sohu.com Inc.	$(0.74)	$(1.69)	$(3.91)	$(0.53)

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

In August 2014, the FASB issued Presentation of Financial Statements – Going Concern. This standard requires management to evaluate for each annual and interim reporting period whether it is probable that the reporting entity will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued. If the entity is in such a position, the standard provides for certain disclosures depending on whether or not the entity will be able to successfully mitigate its going concern status. This guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this report, references to “us,” “we,” “our,” “our company,” “our Group,” the “Group,” “Sohu,” the “Sohu Group,” and “Sohu.com” are to Sohu.com Inc. and, except where the context requires otherwise, our wholly-owned and majority-owned subsidiaries and variable interest entities (“VIEs”) Sohu.com Limited, Sohu.com (Hong Kong) Limited (“Sohu Hong Kong”), All Honest International Limited, Sohu.com (Game) Limited (“Sohu Game”), Go2Map Inc., Sohu.com (Search) Limited (“Sohu Search”), Sogou Inc. (“Sogou”), Sogou (BVI) Limited, Sogou Hong Kong Limited, Vast Creation Advertising Media Services Limited (“Vast Creation”), Fox Video Investment Holding Limited (“Video Investment”), Fox Video Limited (“Sohu Video”), Fox Video (HK) Limited (“Video HK”), Focus Investment Holding Limited (“Focus Investment”), Sohu Focus Limited (“Sohu Focus”), Sohu Focus (HK) Limited (“Focus HK”), Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu Software Technology Co., Ltd. (“New Software”), Beijing Sohu Interactive Software Co., Ltd. (“Sohu Software”), Go2Map Software (Beijing) Co., Ltd. (“Go2Map Software”), Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”), Beijing Sogou Network Technology Co., Ltd (“Sogou Network”), Fox Information Technology (Tianjin) Limited (“Video Tianjin”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”), Beijing Focus Time Advertising Media Co., Ltd. (“Focus Time”), Beijing Sohu New Momentum Information Technology Co., Ltd. (“Sohu New Momentum”), Beijing Century High Tech Investment Co., Ltd. (“High Century”), Beijing Heng Da Yi Tong Information Technology Co., Ltd. (“Heng Da Yi Tong”, formerly known as Beijing Sohu Entertainment Culture Media Co., Ltd. or “Sohu Entertainment”), Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”), Beijing GoodFeel Technology Co., Ltd. (“GoodFeel”), Beijing Sogou Information Service Co., Ltd. (“Sogou Information”), Beijing 21 East Culture Development Co., Ltd. (“21 East Beijing”), Beijing Sohu Donglin Advertising Co., Ltd.(“Donglin”), Beijing Pilot New Era Advertising Co., Ltd. (“Pilot New Era”), Beijing Focus Yiju Network Information Technology Co., Ltd. (“Focus Yiju”), SohuPay Science and Technology Co., Ltd. (“SohuPay”), Beijing Yi He Jia Xun Information Technology Co., Ltd. (“Yi He Jia Xun”), Tianjin Jinhu Culture Development Co., Ltd. (“Tianjin Jinhu”), Shenzhen Shi Ji Guang Su Information Technology Co., Ltd. (“Shi Ji Guang Su”), Beijing Intelligence World Network Technology Co., Ltd. (“Intelligence World”), SendCloud Technology Co., Ltd., Beijing Focus Interactive Information Service Co., Ltd. (“Focus Interactive”), Beijing Focus Xin Gan Xian Information Technology Co., Ltd. (“Focus Technology”), Beijing Focus Real Estate Agency Co., Ltd. (“Focus Real Estate”) and our independently-listed majority-owned subsidiary Changyou.com Limited (“Changyou,” formerly known as TL Age Limited) as well as the following direct and indirect subsidiaries and VIEs of Changyou: Changyou.com HK Limited (“Changyou HK,” formerly known as TL Age Hong Kong Limited), Changyou.com Webgames (HK) Limited (“Changyou HK Webgames”), Changyou.com Gamepower (HK) Limited (“Changyou HK Gamepower”), ICE Entertainment (HK) Limited (“ICE HK”), Changyou.com Gamestar (HK) Limited (“Changyou HK Gamestar”), Changyou.com (US) LLC. (formerly known as AmazGame Entertainment (US) Inc.), Changyou.com (UK) Company Limited (“Changyou UK”), ChangyouMy Sdn. Bhd (“Changyou Malaysia”), Changyou.com Korea Limited (“Changyou Korea”), Changyou.com India Private Limited (“Changyou India”), Changyou BİLİŞİM HİZMETLERİ TİCARET LİMİTED ŞİRKETİ (“Changyou Turkey”), Kylie Enterprises Limited, Mobogarden Enterprises Limited, Heroic Vision Holdings Limited (“Heroic”), TalkTalk Limited (“TalkTalk”), RaidCall (HK) Limited (“RaidCall HK”), 7Road.com Limited (“7Road”), 7Road.com HK Limited (“7Road HK”), Changyou.com (TH) Limited (“Changyou Thai”), Changyou.com Rus Limited (“Changyou Rus”), PT.CHANGYOU TECHNOLOGY INDONESIA (“Changyou Indonesia”), Changyou Middle East FZ-LLC (“Changyou AUE”), Changyou.com Technology Brazil Desenvolvimento De Programas LTDA (“Changyou Brazil”), Greative Digital Limited, Glory Loop Limited, MoboTap Inc. (“MoboTap”) (a Cayman Islands company), MoboTap Inc. Limited, MoboTap Inc. (a Delaware corporation), Dolphin Browser Inc., Muse Entertainment Limited, Dstore Technology Limited, Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”), Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”), ICE Information Technology (Shanghai) Co., Ltd. (“ICE Information”), Beijing Changyou RaidCall Internet Technology Co., Ltd. (“RaidCall”), Beijing Yang Fan Jing He Information Consulting Co., Ltd. (“Yang Fan Jing He”), Shanghai Jingmao Culture Communication Co., Ltd. (“Shanghai Jingmao”), Shanghai Hejin Data Consulting Co., Ltd. (“Shanghai Hejin”), Beijing Changyou Jingmao Film & Culture Communication Co., Ltd. (“Beijing Jingmao”), Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”), Beijing Guanyou Gamespace Digital Technology Co., Ltd. (“Guanyou Gamespace”), Beijing Doyo Internet Technology Co., Ltd. (“Doyo Internet”), Beijing Zhi Hui You Information Technology Co., Ltd. (“Zhi Hui You”), Shanghai ICE Information Technology Co., Ltd. (“Shanghai ICE”), Shenzhen 7Road Network Technologies Co., Ltd. (“7Road Technology”), Shenzhen 7Road Technology Co., Ltd. (“Shenzhen 7Road”), Beijing Changyou e-pay Co. Ltd. (“Changyou e-pay”), Beijing Changyou Aishouxin Ecological Technology Co., Ltd. (“Aishouxin Ecological Technology”), Shenzhen Brilliant Imagination Technologies Co., Ltd., Fujian Changyou Heguang Electronic Technology Co., Ltd., Beijing Baina Information Technology Co., Ltd., Baina Zhiyuan (Beijing) Technology Co., Ltd., Beijing Anzhuoxing Technology Co., Ltd., Baina Zhiyuan (Chengdu) Technology Co., Ltd., Chengdu Xingyu Technology Co., Ltd., Baina (Wuhan) Information Technology Co., Ltd., Wuhan Xingyu Technology Co., Ltd., and Wuhan Hualian Chuangke Technology Co., Ltd., and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2014, as updated by Part II Item 1A of this report. Readers are cautioned not to place undue reliance on these forward-looking statements.

OVERVIEW

Sohu (NASDAQ: SOHU) is a leading Chinese online media, search, game and service group providing comprehensive online products and services on PCs and mobile devices. We operate one of the most comprehensive matrices of Chinese language content and services, and developed and operate in China one of the most popular Chinese search engines, one of the most popular massively multiplayer online games (“MMOGs”) and two popular Web games. Most of our operations are conducted through our indirect wholly-owned and majority-owned China-based subsidiaries and variable interest entities (“VIEs”).

Our businesses consist of the online advertising business, which consists of the brand advertising business as well as the search and others business, the online game business and the others business, of which online advertising and online games are our core businesses.

Factors and Trends Affecting our Business

With the accelerated shift in user activities from desktop computers (“PCs”) to mobile devices and an increase in the number of Internet users, in the third quarter, the usage of various kinds of mobile Internet services continued to accelerate at a fast pace as the mobile penetration rate grew. At Sohu, we focused our efforts on developing a portfolio of leading mobile products, across our business lines, that we believed our users like. Our key products continued to gain traction in terms of traffic. For example, as of September 30, 2014, mobile video views of our video programs and mobile search queries on Sogou had increased by approximately 169% and 88%, respectively, compared to the beginning of 2014. The monetization of growing mobile traffic is also progressing well, as advertiser customers have begun to increase their budgets allocated to this area.

Online video is one of the top Internet services in China, and Sohu Video is a leading video service provider. We noted an accelerating trend away from television toward streaming video, which is important specifically to Sohu’s online video business, as advertising dollars shift from television to online video. In the third quarter, we saw continuous user base expansion and increased advertising revenues generated on our video platforms. In the meantime, as competition intensified, the major players stepped up their content spending to attract viewers. The average licensing fee of premium content grew significantly as compared to the same period of 2013. As a result, despite solid revenue growth, our online video business continued to incur operating losses. We expect that the industry-wide unfavorable cost structure will continue to overshadow the profitability outlook for the entire industry, including us, in the near term. However, we remain optimistic about the long-term prospects of the online video business, which is a strategic key business line for Sohu. As such, we will continue to invest in content in order to maintain our leading position in the industry.

On September 16, 2013, we entered into a strategic cooperation with Tencent Holdings Limited (Tencent Holdings Limited together with its subsidiaries, “Tencent”), in connection with which Tencent invested in our search subsidiary Sogou. We believe that this strategic cooperation has reinforced Sogou as a leader in the large and fast-growing China market for search and Internet services, particularly for the mobile platform. In the online search sector, Sogou is one of the top three PC search players in China, and we have demonstrated strengthened competitiveness in mobile search. In the third quarter of 2014, with our consistent efforts to improve search quality and user experience, overall search traffic continued to grow quickly. In particular, mobile search traffic increased by approximately 20% compared to the prior quarter. In the third quarter of 2014, aggregate paid clicks and cost-per-click continued to grow, which improved mobile monetization. We expect our search and others business to sustain healthy growth through 2014.

For our online games business conducted by Changyou, Tian Long Ba Bu (“TLBB”), which we developed and currently operate in China, continues to account for a majority of our online game revenues. Our two popular web games, Wartune and DDTank, have entered into a relatively mature phase and their revenues are trending down. Licensed games that we operate, such as Huan Xiang Shen Yu, have become the new growth points of our online games revenues. We expect to launch a number of new MMOGs, Web games and mobile games in the fourth quarter of 2014 to diversify our offering of games and revenues. With more Internet users playing games across multiple devices on PCs and mobile devices, in order to capture new business opportunities arising from this trend and strengthen our capabilities to distribute and promote games across various devices, Changyou is investing heavily in the development and marketing of new software applications. Such investment has led to a decline in Changyou’s profitability. In the third quarter of 2014, total average monthly active users of Changyou’s platform channels were 275 million. Changyou will continue its investment for the rest of the year.

In November 2014, Mr. Tao Wang resigned as Changyou’s Chief Executive Officer for personal reasons. Changyou’s Board of Directors appointed Ms. Carol Yu, President and Chief Financial Officer of Sohu.com Inc., and Mr. Dewen Chen, Changyou’s President, to be Co-Chief Executive Officers. Ms. Yu will maintain her position as President and Chief Financial Officer of Sohu in addition to her new role with Changyou. Mr. Wang will continue to serve as a member of the Board of Directors of Changyou.

Summary of Our Business

Online Advertising Business

Brand Advertising Business

Our brand advertising business offers to users, over our matrices of Chinese language online media content and services, various products and services across multiple Internet-enabled devices, such as PCs, mobile phones and tablets. It also offers advertisements on Sohu Group Web properties to companies seeking to increase their brand awareness online.

The majority of our products and services are provided on the following platforms:

•	Sohu.com, a leading mass portal and media destination;

•	Tv.sohu.com, a leading online video Website;

•	Focus.cn, a top real estate Website; and

•	17173.com, a leading game information portal.

For the three and nine months ended September 30, 2014, brand advertising revenues were $148.8 million and $393.3 million, respectively, which represented 35% and 33%, respectively, of our total revenues, of which $16.7 million and $40.7 million, respectively, was attributable to 17173.com.

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

For the three and nine months ended September 30, 2014, our search and others revenues were $98.4 million and $247.8 million, respectively, which represented 23%and 21%, respectively, of our total revenues.

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

For the three and nine months ended September 30, 2014, our online game revenues were $150.3 million and $467.6 million, respectively, which represented 35% and 39%, respectively, of our total revenues.

Others Business

Our others business revenues are primarily generated from our business of offering Internet value-added services (“IVAS”) with respect to the operation of Web games and services provided to software application users; offering mobile-related services and mobile products, in cooperation with China mobile network operators, to mobile phone users and to China mobile network operators; and offering slots for advertisements to be shown in cinemas before the screening of movies.

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

Pursuant to the Shareholders Agreement, Sohu will hold approximately 52% of the total voting power for the election of the Board of Directors of Sogou, assuming that the remaining repurchase options are exercised, Tencent’s non-voting Class B Ordinary Shares are converted to voting shares, and all share options under the Sogou 2010 Share Incentive Plan and all share options under an arrangement providing for Sogou share-based awards to be available for grants to Sohu management and key employees are granted and exercised. As Sohu is the controlling shareholder of Sogou, we consolidate Sogou in the Sohu Group’s consolidated financial statements, and recognize noncontrolling interest reflecting economic interests in Sogou held by shareholders other than Sohu.

Acquisition of MoboTap

On July 16, 2014, Changyou, through a wholly-owned subsidiary, entered into an investment agreement with MoboTap, which is the mobile technology developer behind the Dolphin Browser, MoboTap’s subsidiaries and variable interest entities, and MoboTap’s shareholders pursuant to which Changyou agreed to purchase from existing shareholders of MoboTap shares of MoboTap representing 51% of the equity interests in MoboTap on a fully-diluted basis for approximately $91 million in cash.

Changyou and MoboTap also entered into a subscription agreement pursuant to which Changyou purchased $30 million in principal amount of a zero-coupon convertible bond issued by MoboTap that is due in five years. Changyou has the option, exercisable at any time when the bond is outstanding, to convert all or any part of the unpaid principal into shares of MoboTap at a conversion price that would result in Changyou’s interest in MoboTap increasing to 60% on a fully-diluted basis, measured as of the closing date under the investment agreement, if the option is exercised in full.

The noncontrolling shareholders of MoboTap, who are the founders of MoboTap, and MoboTap also entered into a shareholder agreement pursuant to which Changyou has the right to designate three of the five directors of MoboTap, including the chairman of the board; any proposed transfers of equity interests in MoboTap by the noncontrolling shareholders or Changyou are subject to approval of Changyou or the noncontrolling shareholders, as applicable; and Changyou is entitled to customary pre-emptive rights with respect to any new issuance of equity interests in MoboTap. In addition, Changyou has the right to purchase up to 10% of the equity interests in MoboTap from the noncontrolling shareholders, at a price of 20% below the initial public offering (“IPO”) price, before a qualified IPO of MoboTap. If MoboTap achieves specified performance milestones for 2016 and certain other conditions specified in the shareholder agreement, including the completion of an IPO, are not met, the noncontrolling shareholders of MoboTap will have a one-time right to put to Changyou shares of MoboTap held by them, representing up to 15% of the equity interests in MoboTap, for an aggregate price of up to $53 million. The Sohu Group began to consolidate MoboTap’s financial statements commencing with the acquisition.

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

VIE Consolidation

Our Group adopted the guidance of accounting for VIEs, which requires VIEs to be consolidated by the primary beneficiary of the entity. For our consolidated VIEs, management made evaluations of the relationships between us and our VIEs and the economic benefit flow of contractual arrangements with the VIEs. In connection with such evaluation, management also took into account the fact that, as a result of such contractual arrangements, we control the shareholders’ voting interests in these VIEs. As a result of such evaluation, management concluded that we are the primary beneficiary of our consolidated VIEs. Our Group has three VIEs that are not consolidated, since we are not the primary beneficiary.

Noncontrolling Interest Recognition

Noncontrolling interests are recognized to reflect the portion of the equity of majority-owned subsidiaries and VIEs which is not attributable, directly or indirectly, to the controlling shareholder. Currently, the noncontrolling interests in our consolidated financial statements primarily consist of noncontrolling interests for Changyou and Sogou.

Noncontrolling Interest for Changyou

As of September 30, 2014, Sohu held approximately 68% of the combined total of Changyou’s outstanding ordinary shares and controlled approximately 83% of the total voting power in Changyou. As Sohu is Changyou’s controlling shareholder, we consolidate Changyou in our consolidated financial statements, but recognize noncontrolling interest reflecting the economic interest in Changyou held by shareholders other than Sohu.

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

Barter trade transactions in which physical goods or services (other than advertising services) are received in exchange for advertising services are recorded based on the fair values of the goods and services received. For online advertising-for-online advertising barter transactions, no revenue or expense is recognized because the fair value of neither the advertising surrendered nor the advertising received is determinable.

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

In accordance with ASU No. 2009-13, we treat advertising contracts with multiple deliverable elements as separate units of accounting for revenue recognition purposes and to recognize revenue on a periodic basis during the contract when each deliverable service is provided. Since the contract price is for all deliverables, we allocate the arrangement consideration to all deliverables at the inception of the arrangement on the basis of their relative selling prices.

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

Web Game Revenue

Changyou began generating Web game revenue after its acquisition of a controlling interest in 7Road in May 2011. Revenues from Web games are derived mainly from revenue-sharing payments from joint operators of Changyou’s games and license fees from certain of these joint operators. Web games are operated primarily under the item-based revenue model, in which game players can access the games free of charge, but may purchase consumable virtual items, including those with a predetermined expiration time, or perpetual virtual items. Although the jointly operated Web games may be hosted either on the operators’ servers or on servers that Changyou owns or leases from Internet data centers, Changyou does not view itself as the primary obligor with respect to operation of these Web games, as Changyou does not have the primary responsibility for fulfillment and acceptability of the game services. Accordingly, Changyou recognizes these revenues on a net basis according to its share of revenues.

Overseas Licensing Revenue

Changyou enters into licensing arrangements with third-party operators to operate its MMOGs in other countries and regions. These licensing agreements provide two revenue streams, consisting of an initial license fee and a monthly revenue-based royalty fee based on monthly revenue and sales from ancillary products related to the games. Since Changyou is obligated to provide post-sale services, the initial license fee is recognized as revenue ratably over the license period, and the monthly revenue-based royalty fee is recognized when relevant services are delivered, provided that collectability is reasonably assured.

Others Revenues

Others revenues are primarily generated from our business of offering IVAS with respect to the operation of Web games and services provided to software application users; offering mobile-related services and mobile products, in cooperation with China mobile network operators, to mobile phone users and to China mobile network operators; and offering slots for advertisements to be shown in cinemas before the screening of movies.

Revenues from IVAS

Our IVAS revenues are currently derived from our operation of Web games and services we provide to users of our software applications. We offer Web games, including licensed and self-developed games on our Websites, collect payment from the end users, and pay a pre-agreed percentage of the proceeds to third-party developers for the licensed games. We provide online music and entertainment services to users of our software applications, such as RaidCall. We also provide download services for APPS and games for mobile devices. Revenues from IVAS are recognized when our obligations under the agreements and all other revenue recognition criteria have been met.

Revenues from Mobile Products

Most of our mobile revenues are contributed by services provided to mobile phone users through products such as short messaging services (“SMS”), ring-back tones (“RBT”), and interactive voice response (“IVR”). We obtain fees for these services from the China mobile network operators, which charge users on a monthly or per message /download basis for mobile services we provide, and we make payments to third-party mobile service alliance members and content providers based on revenue-sharing arrangements. Such revenues are recognized on either a gross or a net basis, which is determined by evaluating the terms of the arrangement to determine whether we are serving as principal or agent in a transaction.

Revenues from Cinema Advertisements

We provide advertisement placements in advertising slots to be shown in cinemas before the screening of movies. When all the recognition criteria are met, revenues from cinema advertising are recognized based on a percentage of the advertising slots actually delivered or on a straight-line basis over the contract period.

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

Sohu Video Share-based Awards

On January 4, 2012, Sohu Video, the holding entity of Sohu’s video division, adopted a 2011 Share Incentive Plan (the “Video 2011 Share Incentive Plan”) which provides for the issuance of up to 25,000,000 ordinary shares of Sohu Video to management and key employees of the video division and to Sohu management. As of September 30, 2014, grants of options for the purchase of 16,368,200 ordinary shares of Sohu Video had been made, of which options for the purchase of 4,972,800 ordinary shares were vested.

For purposes of ASC 718-10-25, no grant date may be established until a mutual understanding can be reached between Sohu Video and the recipients as to the option awards’ key terms and conditions, and such mutual understanding cannot be reached until the fair value of the awards is determinable and can be accounted for. No grant date could be determined as of September 30, 2014, because the broader terms and conditions of the option awards had neither been finalized nor mutually agreed upon with the recipients.

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

For Scheme I, compensation expense of $3.9 million was recognized as of September 30, 2014 with respect to the modification, and $0.8 million will be recognized in the consolidated statements of comprehensive income ratably over the remaining vesting period of the awards. For Scheme II, the incremental compensation expense varies depending on 7Road’s financial performance.

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

Under two of these three plans, Changyou may pay compensation to employees based on Changyou’s profits. Changyou will distribute to eligible employees who participate in the plans up to 5% of Changyou’s annual adjusted net profits. Combined, these two plans will distribute up to 10% of Changyou’s annual adjusted net profits. Eligible employees will participate in these plans by paying an amount to purchase instruments that will entitle them, while they are employed by Changyou, to receive annual compensation under the plans. After four years of service to Changyou, employees who participate in either of these two plans will be entitled to sell their instruments to other employees at any time during their employment with Changyou at a price negotiated between the two employees, and by doing so would be compensated with the present value of their expected future cash bonuses for the remaining period of the incentive plans. Management concluded that compensation expense associated with these two plans should be accounted for by analogy to deferred compensation arrangements, and that the present value of the amounts forecasted to be distributed under the plans should be amortized over the first four years after the effective date of the plans, before the instruments are first allowed to be transferred to other employees; that the present value of future cash bonuses in the remaining period should be re-measured at each reporting date; that the gain or loss resulting from the re-measurement in the first four years should be amortized over the remaining portion of the four-year period; and that the gain or loss after the four-year period should be booked immediately upon re-measurement at each reporting date after the four-year period. For the three and nine months ended September 30, 2014, compensation expense recognized for these two plans was $1.5 million and $4.3 million, respectively.

The third employee incentive plan is structured to allow eligible employees to receive up to 20% of the annual adjusted net profits of projects that they work on. Unlike under the first two plans, certain of the incentive instruments to be issued under this plan will permit participating employees to sell the instruments to other employees at any time during their employment, and certain of the incentive instruments will not permit participating employees to sell their instruments to other employees. Management concluded that compensation expense in the former case should be accounted for by analogy to deferred compensation arrangements, and accordingly should be accrued as of the effective date of the plan at the then present value of the amounts forecasted to be distributed under the plan; that the gain or loss resulting from the re-measurement of the cash bonus in the remaining period of the plan should be booked immediately upon re-measurement; and that compensation expense in the latter case should be recognized when the amount of relevant distributions under these plans is determined and Changyou’s obligations are established each year. For the three and nine months ended September 30, 2014, compensation expense recognized for this plan was $1.2 million and $27.9 million, respectively.

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

PRC Withholding Tax on Dividends

The CIT Law imposes a 10% withholding income tax on dividends distributed by foreign invested enterprises to their immediate holding companies outside mainland China. A lower withholding tax rate may be applied if there is a tax treaty between mainland China and the jurisdiction of the foreign holding company. A holding company in Hong Kong, for example, will be subject to a 5% withholding tax rate under an arrangement between the PRC and the Hong Kong Special Administrative Region on the “Avoidance of Double Taxation and Prevention of Fiscal Evasion with Respect to Taxes on Income and Capital”, if such holding company is considered a non-PRC resident enterprise and holds at least 25% of the equity interests in the PRC foreign invested enterprise distributing the dividends, subject to approval of the PRC local tax authority. However, if the Hong Kong holding company is not considered to be the beneficial owner of such dividends under applicable PRC tax regulations, such dividend will remain subject to a withholding tax rate of 10%.

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

Changyou Loans from Offshore Banks, Secured by Time Deposits

As of September 30, 2014 we had, through Changyou, loans from offshore banks secured by RMB deposits in onshore branches of those banks. The loans from the offshore branches of the lending banks are classified as short-term bank loans or long-term bank loans based on their repayment period. The rates of interest under the loan agreements with the lending banks were determined based on the prevailing interest rates in the market. The RMB onshore deposits securing the offshore loans are treated as restricted time deposits on our consolidated balance sheets.

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

Short-term Investments

For investments in financial instruments with a variable interest rate indexed to the performance of underlying assets, we elected the fair value method at the date of initial recognition and carried these investments subsequently at fair value. Changes in fair values are reflected in the consolidated statements of comprehensive income.

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

Available-for-Sale Securities

Investments in debt securities and equity securities that have readily determinable fair values not classified as trading securities or as held-to-maturity securities are classified as available-for-sale securities. Available-for-sale securities are reported at fair value, with unrealized gains or losses recorded in other comprehensive income or losses in the consolidated balance sheets. Realized gains or losses are included in the consolidated statements of comprehensive income during the period in which the gain or loss is realized. An impairment loss on the available-for-sale securities is recognized in the consolidated statements of comprehensive income when the decline in value is determined to be other-than-temporary.

On August 12, 2014, Sohu acquired approximately 6% of the total outstanding common shares of Keyeast Co. Ltd., a Korean-listed company, for a purchase price of $14.9 million. We classified this investment as available-for-sale equity securities and reported it at fair value.

Equity Investments

Investments in entities are recorded as equity investments. For entities over which we do not have significant influence, the cost method is applied; for entities over which we can exercise significant influence but do not own a majority equity interest or control, the equity method is applied. For cost method investments, we carry the investment at historical cost after the date of investment. For equity method investments, we adjust the carrying amount of an investment and recognize investment income or loss for our share of the earnings or loss of the investee after the date of investment.

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

Sogou’s repurchase options with Photon and China Web were initially recognized in additional paid-in capital in the Sohu Group’s consolidated balance sheets at fair value when the agreements were signed. Any subsequent changes in the fair values of the repurchase options were not and will not be recognized. On March 24, 2014, the repurchase option with China Web was exercised by Sogou. As of September 30, 2014, the remaining balance for the repurchase option with Photon in additional paid-in capital was $1.2 million, based on the fair value of the repurchase option on September 16, 2013.

China Web’s put option with Sogou was initially recognized in other short-term liabilities in the Sohu Group’s consolidated balance sheets at fair value when the agreement was signed. Subsequent changes in the fair value of the put option were recognized quarterly in other income /(expense) in the Sohu Group’s consolidated statements of comprehensive income. After Sogou’s repurchase of the Series A Preferred Shares from China Web on March 24, 2014, the other short-term liabilities recognized with respect to China Web were reversed to zero.

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

Intangible Assets

Intangible assets mainly comprise video content and license, customer lists, developed technologies, domain names and trademarks, operating rights for licensed games and computer software purchased from unrelated third parties or acquired from business combinations. Intangible assets are recorded at cost less accumulated amortization with no residual value. Amortization of intangible assets other than licensed video content is computed using the straight-line method over their estimated useful lives. Commencing in the first quarter of 2014, in order to match the current trend in viewership accumulation, we adopted an accelerated amortization pattern for certain of our purchased video content.

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

Contingent Consideration

Contingent consideration consists of the fair value of potential payments related to two acquisitions made by Changyou.

Changyou’s acquisition of Beijing Doyo Internet Technology Co., Ltd. (“Doyo”), included a contingent consideration arrangement that requires additional consideration to be paid by Changyou based on the achievement of specified performance milestones by Doyo for the fiscal years 2013 through 2015. The fair value of the contingent consideration was recognized on the date of the acquisition with the income approach applied. There were no indemnification assets involved.

Changyou’s acquisition of the RaidCall business, included a contingent consideration arrangement that gives Changyou the right to acquire additional shares of TalkTalk Limited (“TalkTalk”) at no cost if specified conditions occur through the 2014 fiscal year. The fair value of the right, which was nil, was recognized as contingent consideration on the date of the acquisition.

Mezzanine Equity

Mezzanine Equity consisted of the noncontrolling interest in 7Road and a put option pursuant to which the noncontrolling shareholders would have had the right to put their ordinary shares in 7Road to Changyou at a pre-determined price if 7Road achieved specified performance milestones before the expiration of the put option and 7Road did not complete an IPO on NASDAQ, the New York Stock Exchange (the “NYSE”) or the Stock Exchange of Hong Kong (the “HKEX”). The put option was due to expire in 2014. Since the occurrence of the sale was not solely within the control of Changyou, the noncontrolling interest was classified as mezzanine equity instead of permanent equity in the Sohu Group’s and Changyou’s consolidated financial statements.

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

Functional Currency and Foreign Currency Translation

Functional Currency

An entity’s functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. The functional currency of Sohu.com Inc. is the U.S. dollar. The functional currency of our subsidiaries in the U.S., the Cayman Islands, the British Virgin Islands and Hong Kong is the U.S. dollar. The functional currencies of our subsidiaries and VIEs in other countries are the national currencies of those counties, rather than the U.S. dollar.

Foreign Currency Translation

Assets and liabilities of our subsidiaries and VIEs whose functional currencies are not the U.S. dollar are translated into U.S. dollars, our reporting currency, at the exchange rate in effect at the balance sheet date and revenues and expenses are translated at the average exchange rates in effect during the reporting period. Foreign currency translation adjustments are not included in determining net income for the period but are accumulated in a separate component of equity in our consolidated balance sheets.

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

RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Reclassification of Mobile Business and Mobile Segment

Commencing in the first quarter of 2014, we reclassified the mobile business and mobile segment to the others business and the others segment, respectively, because we did not consider the mobile business to be significant enough to constitute a separate business and the CODM no longer reviewed the mobile business as a separate segment. The mobile business offers mobile-related services and mobile products, in cooperation with China mobile network operators, to mobile phone users and to China mobile network operators. Most of our mobile revenues are contributed by services provided to mobile phone users through products such as SMS, RBT, and IVR. To conform to current period presentations, the relevant amounts for prior periods have been reclassified accordingly. Such reclassifications amounted to $14.5 million and $43.2 million, respectively, for revenues and $8.1 million and $26.3 million, respectively, for costs for the three and nine months ended September 30, 2013.

Revenues

The following table presents our revenues by revenue source and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2014		2013		2014 vs 2013	2014		2013		2014 vs 2013
Revenues
Online advertising:
Brand advertising	$148,823	35%	$124,780	34%	$24,043	$393,334	33%	$305,208	30%	$88,126
Search and others	98,437	22%	52,305	14%	46,132	247,810	21%	134,528	13%	113,282

Subtotal of online advertising revenues	247,260	57%	177,085	48%	70,175	641,144	54%	439,736	43%	201,408

Online game	150,338	35%	161,494	44%	(11,156)	467,603	39%	497,210	49%	(29,607)
Others	32,817	8%	29,744	8%	3,073	87,134	7%	77,877	8%	9,257

Total revenues	$430,415	100%	$368,323	100%	$62,092	$1,195,881	100%	$1,014,823	100%	$181,058

Total revenues were $430.4 million and $1.2 billion, respectively, for the three and nine months ended September 30, 2014, compared to $368.3 million and $1.0 billion, respectively, for the corresponding periods in 2013. The increase in total revenues from the three months ended September 30, 2013 to the three months ended September 30, 2014 was $62.1 million, and the increase from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 was $181.1 million. The increases were mainly attributable to increases in online advertising revenues, which were offset in part by decreases in online game revenues.

Online Advertising Revenues

Online advertising revenues were $247.3 million and $641.1 million, respectively, for the three and nine months ended September 30, 2014, compared to $177.1 million and $439.7 million, respectively, for the corresponding periods in 2013. The increase in online advertising revenues from the three months ended September 30, 2013 to the three months ended September 30, 2014 was $70.2 million, and the increase from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 was $201.4 million. The increases were mainly attributable to increases in search and others revenues.

Brand Advertising Revenues

Brand advertising revenues were $148.8 million and $393.3 million, respectively, for the three and nine months ended September 30, 2014, compared to $124.8 million and $305.2 million, respectively, for the corresponding periods in 2013. The increase in brand advertising revenues from the three months ended September 30, 2013 to the three months ended September 30, 2014 was $24.0 million, and the increase from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 was $88.1 million. The increases were mainly attributable to increases in revenues from the online video and real estate businesses.

Revenues from the online video business increased $14.2 million and $46.8 million, respectively, for the three months and nine months ended September 30, 2014, compared to the corresponding periods in 2013. The increase was driven by our strategy of providing high-quality differentiated content and increasing the base of daily unique visitors and daily video views, which in turn resulted in higher revenues and also attracted larger numbers of advertisers. The average daily unique visitors and average daily video views for our online video business increased 48% and 128%, respectively, for the month of September 2014, compared to the month of September 2013. The number of advertisers on our online video sites increased to 306 as of September 30, 2014 from 188 as of September 30, 2013. Revenues from the real estate business increased $3.7 million and $15.6 million, respectively, for the three months and nine months ended September 30, 2014, compared to the corresponding periods in 2013. This increase was mainly driven by our subscription membership services and our brand advertising services. The quicker growth of our subscription membership services offered to prospective purchasers of real estate was a result of business expansion through cooperation with property developers. The number of property developers with which we had cooperation arrangements increased to 593 as of September 30, 2014 from 262 as of September 30, 2013.

We expect brand advertising revenues to be stable in the fourth quarter of 2014, compared to the third quarter of 2014.

Search and Others Revenues

Search and others revenues were $98.4 million and $247.8 million, respectively, for the three and nine months ended September 30, 2014, compared to $52.3 million and $134.5 million, respectively, for the corresponding periods in 2013. The increase in search and others revenues from the three months ended September 30, 2013 to the three months ended September 30, 2014 was $46.1 million, and the increase from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 was $113.3 million. The increase was mainly contributed by pay-for-click services. The revenue growth of pay-for-click service was principally attributable to an increase in the number of paid clicks and a higher average cost-per-click, as paid clicks increased by approximately 83% and 53%, respectively, and average cost-per-click increased by approximately 19% and 29%, respectively, for the three and nine months ended September 30, 2014 compared to the corresponding periods in 2013.

We expect search and others revenues to increase in the fourth quarter of 2014, compared to the third quarter of 2014.

Online Game Revenues

Online game revenues were $150.3 million and $467.6 million, respectively, for the three and nine months ended September 30, 2014, compared to $161.5 million and $497.2 million, respectively, for the corresponding periods in 2013. The decrease in online game revenues from the three months ended September 30, 2013 to the three months ended September 30, 2014 was $11.2 million, and the decrease from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 was $29.6 million. The decrease was mainly due to decreased revenues from Changyou’s Web games Wartune and DDTank in China, which have reached a relatively mature phase in their operation, and decreased revenues from Changyou’s flagship MMOG, TLBB, following the strategic decision to reduce the game’s difficulty.

We expect online game revenues to be stable in the fourth quarter of 2014, compared to the third quarter of 2014.

Others Revenues

Revenues for other services were $32.8 million and $87.1 million, respectively, for the three and nine months ended September 30, 2014, compared to $29.7 million and $77.9 million, respectively, for the corresponding periods in 2013. The increase in others revenues from the three months ended September 30, 2013 to the three months ended September 30, 2014 was $3.1 million, and the increase from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 was $9.3 million. The increase was mainly due to increased revenues from IVAS and cinema advertising.

Costs and Expenses

Cost of Revenues

The following table presents our cost of revenues by source and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2014		2013		2014 vs 2013	2014		2013		2014 vs 2013
Cost of revenues:
Online advertising:
Brand advertising	$83,424	46%	$63,780	51%	$19,644	$230,462	47%	$160,214	47%	$70,248
Search and others	46,375	26%	26,785	21%	19,590	118,532	24%	72,075	21%	46,457

Subtotal of cost of online advertising revenues	129,799	72%	90,565	72%	39,234	348,994	71%	232,289	68%	116,705

Online game	33,949	19%	21,750	17%	12,199	90,798	19%	67,381	20%	23,417
Others	17,912	9%	13,175	11%	4,737	50,252	10%	42,994	12%	7,258

Total cost of revenues	$181,660	100%	$125,490	100%	$56,170	$490,044	100%	$342,664	100%	$147,380

Total cost of revenues was $181.7 million and $490.0 million, respectively, for the three and nine months ended September 30, 2014, compared to $125.5 million and $342.7 million, respectively, for the corresponding periods in 2013. The increase in cost of revenues from the three months ended September 30, 2013 to the three months ended September 30, 2014 was $56.2 million, and the increase from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 was $147.4 million. The increase was mainly attributable to increases in cost of online advertising revenues.

Cost of Online Advertising Revenues

Cost of online advertising revenues was $129.8 million and $349.0 million, respectively, for the three and nine months ended September 30, 2014, compared to $90.6 million and $232.3 million, respectively, for the corresponding periods in 2013. The increase in cost of online advertising revenues from the three months ended September 30, 2013 to the three months ended September 30, 2014 was $39.2 million, and the increase from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 was $116.7 million. The increase was mainly attributable to increases in cost of brand advertising revenues.

Cost of Brand Advertising Revenues

Cost of brand advertising revenues mainly consists of content and license costs, bandwidth leasing costs, salary and benefits expense, and depreciation expense.

Cost of brand advertising revenues was $83.4 million and $230.5 million, respectively, for the three and nine months ended September 30, 2014, compared to $63.8 million and $160.2 million, respectively, for the corresponding periods in 2013.

The increase in cost of brand advertising revenues from the three months ended September 30, 2013 to the three months ended September 30, 2014 was $19.6 million. The increase mainly consisted of an $11.8 million increase in content and license costs, and a $4.4 million increase in bandwidth leasing costs.

The increase in cost of brand advertising revenues from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 was $70.2 million. The increase mainly consisted of a $38.8 million increase in content and license costs, a $20.9 million increase in bandwidth leasing costs, a $3.4 million increase in salary and benefits expense, and a $3.3 million increase in depreciation expense.

Our brand advertising gross margin was 44% and 41%, respectively, for the three and nine months ended September 30, 2014, as compared to 49% and 48%, respectively, for the corresponding periods in 2013. The decrease in our brand advertising gross margin was mainly due to the increase in content and license costs and in bandwidth leasing costs.

Cost of Search and Others Revenues

Cost of search and others revenues mainly consists of traffic acquisition costs, bandwidth leasing costs, and depreciation expense, as well as salary and benefits expense.

Cost of search and others revenues were $46.4 million and $118.5 million, respectively, for the three and nine months ended September 30, 2014, compared to $26.8 million and $72.1 million, respectively, for the corresponding periods in 2013.

The increase in cost of search and others revenues from the three months ended September 30, 2013 to the three months ended September 30, 2014 was $19.6 million. The increase mainly consisted of a $14.0 million increase in traffic acquisition costs, a $2.7 million increase in depreciation expense, and a $2.7 million increase in bandwidth leasing costs.

The increase in cost of search and others revenues from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 was $46.5 million. The increase mainly consisted of a $27.3 million increase in traffic acquisition costs, a $9.6 million increase in depreciation expense, and an $8.4 million increase in bandwidth leasing costs.

Our search and others gross margin was 53% and 52%, respectively, for the three and nine months ended September 30, 2014, as compared to 49% and 46%, respectively, for the corresponding periods in 2013. The increase in our search and others gross margin was mainly due to higher revenues from increased paid clicks and a higher average cost-per-click, as well as traffic acquisition costs and bandwidth costs constituting a lower percentage of search and others revenues.

Cost of Online Game Revenues

Cost of online game revenues mainly consists of salary and benefits expense, revenue-based royalty payments to game developers, bandwidth leasing costs, and depreciation and amortization expense.

Cost of online game revenues was $33.9 million and $90.8 million, respectively, for the three and nine months ended September 30, 2014, compared to $21.8 million and $67.4 million, respectively, for the corresponding periods in 2013.

The increase in cost of online game revenues from the three months ended September 30, 2013 to the three months ended September 30, 2014 was $12.2 million. The increase mainly included a $4.7 million increase in revenue-based royalty payments to game developers, a $3.9 million increase in salary and benefits expense, and a $1.5 million increase in bandwidth leasing costs.

The increase in cost of online game revenues from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 was $23.4 million. The increase included a $7.9 million increase in revenue-based royalty payments to game developers, and a $7.5 million increase in salary and benefits expense.

Our online game gross margin was 77% and 81%, respectively, for the three and nine months ended September 30, 2014, as compared to 87% and 86%, respectively, for the corresponding periods in 2013. The decreases in our online game gross margin were mainly due to additional costs of licensed MMO and mobile games that were launched in the third quarter of 2014.

Cost of Revenues for Other Services

Cost of revenues for other services mainly consists of revenue-sharing payments related to the IVAS business, revenue-sharing payments paid to China mobile network operators, and payments to theatres and film production companies for pre-film screening advertisement slots.

Cost of revenues for other services was $17.9 million and $50.3 million, respectively, for the three and nine months ended September 30, 2014, compared to $13.2 million and $43.0 million, respectively, for the corresponding periods in 2013. The increase in cost of revenues for other services from the three and nine months ended September 30, 2013 to the three and nine months ended September 30, 2014 was $4.7 million and $7.3 million, respectively. The increases were mainly due to revenue-sharing payments related to the IVAS business.

Operating Expenses

The following table presents our operating expenses by nature and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2014		2013		2014 vs 2013	2014		2013		2014 vs 2013
Operating expenses:
Product development	$107,971	37%	$70,551	37%	$37,420	$327,911	37%	$185,731	38%	$142,180
Sales and marketing	131,742	46%	90,728	48%	41,014	410,702	47%	221,129	46%	189,573
General and administrative	49,730	17%	29,365	15%	20,365	138,330	16%	77,726	16%	60,604

Total operating expenses	$289,443	100%	$190,644	100%	$98,799	$876,943	100%	$484,586	100%	$392,357

Total operating expenses were $289.4 million and $876.9 million, respectively, for the three and nine months ended September 30, 2014, compared to $190.6 million and $484.6 million, respectively, for the corresponding periods in 2013. The increase in operating expenses from the three months ended September 30, 2013 to the three months ended September 30, 2014 was $98.8 million, and the increase from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 was $392.4 million. The increase was mainly due to increases in sales and marketing expenses and product development expenses.

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

Product development expenses were $108.0 million and $327.9 million, respectively, for the three and nine months ended September 30, 2014, compared to $70.6 million and $185.7 million, respectively, for the corresponding periods in 2013.

The increase in product development expenses from the three months ended September 30, 2013 to the three months ended September 30, 2014 was $37.4 million. The increase mainly consisted of a $28.6 million increase in salary and benefits expense, which was mainly attributable to increased headcount and increased average compensation, a $3.7 million increase in content and license expenses, and a $3.0 million increase in depreciation expense.

The increase in product development expenses from the nine months ended September 30, 2013 to the nine months ended September 30, 2013 was $142.2 million. The increase mainly consisted of a $73.6 million increase in salary and benefits expense, which was mainly attributable to increased headcount and increased average compensation, a $30.2 million increase in compensation expense related to Changyou’s three new employee incentive plans, most of which was recognized in the first quarter of 2014, a $9.3 million increase in content and license expenses, a $8.3 million increase in share-based compensation expense, a $7.0 million increase in depreciation expense, and a $4.6 million increase in professional service expenses.

Sales and Marketing Expenses

Sales and marketing expenses mainly consist of advertising and promotional expenditures, salary and benefits expense, travel expenses, and facility expenses.

Sales and marketing expenses were $131.7 million and $410.7 million, respectively, for the three and nine months ended September 30, 2014, compared to $90.7 million and $221.1 million, respectively, for the corresponding periods in 2013.

The increase in sales and marketing expenses from the three months ended September 30, 2013 to the three months ended September 30, 2014 was $41.0 million. The increase mainly consisted of a $28.4 million increase in advertising and promotional expenditures, which primarily resulted from higher advertising costs for the promotion of mobile applications as part of Changyou’s initiative to develop its platform business, and a $10.7 million increase in salary and benefits expense.

The increase in sales and marketing expenses from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 was $189.6 million. The increase mainly consisted of a $144.5 million increase in advertising and promotional expenditures, which primarily resulted from higher advertising costs for the promotion of mobile applications as part of Changyou’s initiative to develop its platform business, a $32.5 million increase in salary and benefits expense, which was mainly attributable to increased headcount and increased average compensation, a $4.0 million increase in travel expenses, and a $2.2 million increase in facility expenses.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expense, professional service expenses, facility expenses and travel expenses.

General and administrative expenses were $49.7 million and $138.3 million, respectively, for the three and nine months ended September 30, 2014, compared to $29.4 million and $77.7 million, respectively, for the corresponding periods in 2013.

The increase in general and administrative expenses from the three months ended September 30, 2013 to the three months ended September 30, 2014 was $20.4 million. The increase mainly consisted of a $16.8 million increase in salary and benefits expense, which was mainly attributable to increased headcount and increased average compensation, and a $2.6 million increase in facility and office expenses.

The increase in general and administrative expenses from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 was $60.6 million. The increase mainly consisted of a $31.7 million increase in salary and benefits expense, which was mainly attributable to increased headcount and increased average compensation, a $16.2 million increase in share-based compensation expense, a $4.0 million increase in facility expenses, and a $3.2 million increase in depreciation expense.

Share-based Compensation Expense

Share-based compensation expense was recognized in costs and expenses for the three and nine months ended September 30, 2014 and September 30, 2013, respectively, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Share-based compensation expense	2014	2013	2014	2013
Cost of revenues	$469	$128	$1,454	$296
Product development expenses	6,052	912	15,999	1,670
Sales and marketing expenses	937	359	3,751	732
General and administrative expenses	7,342	1,799	25,402	2,825

	$14,800	$3,198	$46,606	$5,523

Share-based compensation expense recognized for share awards of Sohu, Changyou, Sogou and Sohu Video was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Share-based compensation expense	2014	2013	2014	2013
For Sohu share-based awards	$1,337	$730	$5,242	$2,313
For Changyou share-based awards	514	312	1,253	884
For Sogou share-based awards (1)	13,098	2,156	36,033	2,326
For Sohu Video share-based awards	(149)	0	4,078	0

	$14,800	$3,198	$46,606	$5,523

Note (1): Includes compensation expense for Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search-related businesses, and compensation expense equal to the excess of the repurchase price paid to employees over the fair value at the repurchase date of the Sogou Class A Ordinary Shares that we repurchased.

As of September 30, 2014, unrecognized share-based compensation expense for Sohu, Changyou and Sogou share-based awards was as follows (in thousands):

Unrecognized share-based compensation expense	As of September 30, 2014
For Sohu share-based awards	$4,927
For Changyou share-based awards	2,224
For Sogou share-based awards (2)	32,795

$39,946

Note (2): Includes the unrecognized compensation expense for employees who transferred from Tencent with Soso search-related businesses.

Operating Profit /(Loss)

For the three and nine months ended September 30, 2014, we had an operating loss of $40.7 million and $171.1 million, respectively, compared to an operating profit of $52.2 million and $187.6 million, respectively, for the corresponding periods in 2013. These changes from operating profit to operating loss of $92.9 million and $358.7 million, respectively, for the three and nine months ended September 30, 2014, compared to the corresponding periods in 2013, were mainly due to Changyou. Changyou’s operating loss resulted primarily from higher advertising costs for the promotion of software applications for mobile devices as part of Changyou’s initiative to develop its platform business, increased salary and benefits expense and higher licensing fees associated with new games to be launched later this year.

Other Income

Other income was $0.9 million and $5.3 million, respectively, for the three and nine months ended September 30, 2014, compared to other income of $1.5 million and $5.6 million, respectively, for the corresponding periods in 2013.

Net Interest Income

Net interest income was $7.5 million and $24.7 million, respectively, for the three and nine months ended September 30, 2014, compared to $7.6 million and $19.8 million, respectively, for the corresponding periods in 2013.

Income Tax Benefit /(Expense)

Income tax benefit was $1.0 million and $2.6 million, respectively, for the three and nine months ended September 30, 2014, compared to income tax expense of $18.9 million and $55.2 million, respectively, for the corresponding periods in 2013. The income tax benefit in the third quarter of 2014 consisted of a net $1.3 million tax benefit recognized by Sohu businesses other than Changyou, offset by $0.3 million of income tax expense recognized by Changyou.

Net Income /(Loss)

For the three and nine months ended September 30, 2014, we had net loss of $31.9 million and $138.5 million, respectively, compared to net income of $41.1 million and $152.5 million, respectively, for the corresponding periods in 2013.

Net Income /(Loss) Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest was $4.8 million and $19.1 million, respectively, for the three and nine months ended September 30, 2014, compared to net income attributable to noncontrolling interest of $22.9 million and $70.4 million, respectively, for the corresponding periods in 2013.

Deemed Dividend to Noncontrolling Sogou Series A Preferred Shareholders

Deemed dividend to noncontrolling Sogou Series A Preferred shareholders was nil and $27.7 million for the three and nine months ended September 30, 2014, compared to $82.4 million for both the three months and the nine months ended September 30, 2013.

For the nine months ended September 30, 2014, the deemed dividend resulted from Sogou’s repurchase of 14.4 million Sogou Series A Preferred Shares from China Web, and was deemed to have been contributed by Sohu, as a holder of ordinary shares of Sogou, in an amount equal to the proportionate difference between the price Sogou paid to China Web for the Series A Preferred Shares and the carrying amount of these 14.4 million Series A Preferred Shares in our consolidated financial statements.

For both the three months and the nine months ended September 30, 2013, the deemed dividend resulted from the special dividend paid by Sogou on September 17, 2013 to holders of Series A Preferred Shares of Sogou other than Sohu, in the amount of $139.7 million, of which Sohu, as a holder of ordinary shares of Sogou, is deemed to have contributed $82.4 million.

Net Loss Attributable to Sohu.com Inc.

As a result of the foregoing, we had net loss attributable to Sohu.com Inc. of $27.1 million and $147.1 million, respectively, for the three and nine months ended September 30, 2014, compared to net loss attributable to Sohu.com Inc. of $64.2 million and $18.1 million, respectively, for the corresponding periods in 2013.

LIQUIDITY AND CAPITAL RESOURCES

Resources Analysis

Liquidity Sources and Balance

Our principal sources of liquidity are cash and cash equivalents, short-term investments, and cash flows generated from our operations. Cash equivalents primarily comprise time deposits and money market funds. Short-term investments comprise investment instruments issued by commercial banks in China, with a variable interest rate indexed to performance of underlying assets and the maturity dates within one year.

As of September 30, 2014, we had cash and cash equivalents of approximately $840.9 million, and short-term investments of $209.5 million. Of our cash and cash equivalents, $354.7 million was held in financial institutions inside Mainland China and $486.2 million was held in financial institutions outside of Mainland China. Our VIEs held $28.6 million of our cash and cash equivalents and $812.3 million was held outside of our VIEs. In addition, as of September 30, 2014, we had, through Changyou, loans from offshore banks in the principal amount of $370.0 million. These loans were secured by RMB deposits in onshore branches of those banks in the total amount as of September 30, 2014 of $434.4 million, which deposits are recognized as restricted time deposits. See Item 3 ‘Quantitative and Qualitative Disclosure About Market Risk - Foreign Currency Exchange Rate Risk’.

We believe our current liquidity and capital resources are sufficient to meet anticipated working capital needs (net cash used in operating activities), commitments, capital expenditures, and investment activities over the next twelve months. We may, however, require additional cash resources due to changes in business conditions and other future developments, or changes in general economic conditions.

Commitments

As of September 30, 2014, we also had commitments for bandwidth purchases in the amount of $62.9 million, commitments for video content purchases in the amount of $52.0 million, commitments for purchases of games developed by third-parties in the amount of $43.7 million, commitments for purchases of cinema advertisement slot rights in the amount of $40.1 million, commitments for operating leases in the amount of $39.7 million, and commitments for other content and service purchases in the amount of $22.9 million.

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

On July 16, 2014, Changyou, through a wholly-owned subsidiary, entered into an investment agreement with MoboTap and its subsidiaries and VIEs, and MoboTap’s shareholders to purchase 51% of the equity interests in MoboTap on a fully-diluted basis for approximately $91 million in cash. Changyou also entered into a subscription agreement with MoboTap to purchase $30 million in principal amount of a zero-coupon convertible bond issued by MoboTap that will be due in five years.

Cash Generating Ability

Our cash flows were summarized below (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$94,785	$275,386
Net cash used in investing activities	(418,097)	(309,203)
Net cash provided by /(used in) financing activities	(118,888)	426,295
Effect of exchange rate change on cash and cash equivalents	(4,192)	14,829

Net increase /(decrease) in cash and cash equivalents	(446,392)	407,307
Cash and cash equivalents at beginning of period	1,287,288	833,535

Cash and cash equivalents at end of period	$840,896	$1,240,842

Net Cash Provided by Operating Activities

For the nine months ended September 30, 2014, $94.8 million net cash provided by operating activities was primarily attributable to our net loss of $138.5 million, adjusted by non-cash items of depreciation and amortization of $158.3 million, share-based compensation expense of $29.5 million, other non-cash items of $3.2 million, and an increase in cash from working capital items of $46.4 million, offset by a non-cash item of change in fair value of put option of $2.3 million, income from investments in debt securities of $1.4 million, and change in fair value of short-term investments of $0.4 million.

For the nine months ended September 30, 2013, $275.4 million net cash provided by operating activities was primarily attributable to our net income of $152.5 million, adjusted by non-cash items of depreciation and amortization of $91.4 million, share-based compensation expense of $5.5 million, impairment of intangible assets of $1.5 million, other non-cash items of $0.4 million, and an increase in cash from working capital items of $30.5 million, offset by a non-cash item of investment income from investments in debt securities of $4.1 million and change in fair value of short-term investments of $2.3 million.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2014, $418.1 million net cash used in investing activities was primarily attributable to purchase of short-term investments of $206.7 million, purchase of fixed assets and intangible assets of $172.1 million, acquisition of MoboTap (net of cash acquired) of $86.5 million, purchase of long-term investments of $24.6 million, and cash paid related to restricted time deposits of $13.6 million as collateral for Changyou loans from offshore banks, offset by proceeds received from debt securities at maturity of $82.0 million, and proceeds from other investing activities of $3.4 million.

For the nine months ended September 30, 2013, $309.2 million net cash used in investing activities was primarily attributable to $145.9 million used to acquire fixed assets and intangible assets (including a $3.2 million payment for an office building acquired by Sohu and a $35.0 million payment for an office building acquired by Changyou), $112.7 million in restricted time deposits used as collateral for Changyou loans from offshore banks, $76.0 million used in the purchase of the noncontrolling interest in 7Road, $9.0 million in restricted time deposits used as collateral for credit facilities provided by banks to certain Sogou employees and $2.6 million used for investments related to other investing activities, offset by matured short-term investments of $32.9 million and investment income from investments in debt securities of $4.1 million.

Net Cash Provided by /(Used in) Financing Activities

For the nine months ended September 30, 2014, $118.9 million net cash used in financing activities was primarily attributable to Changyou’s repayment of $410.2 million loans to offshore banks, $47.3 million used in Sogou’s repurchase of Series A Preferred Shares of Sogou from China Web, $24.6 million used in Sogou’s repurchase of its Class A Ordinary Shares from its noncontrolling shareholders, $2.8 million used in payment of contingent consideration by Changyou, and $4.9 million used in investing activities, offset by proceeds of loans from offshore banks of $370 million, and $0.9 million received from the exercise of share-based awards.

For the nine months ended September 30, 2013, $426.3 million net cash provided by financing activities was primarily attributable to $475.5 million in cash received from Tencent in connection with Tencent’s investment in and business collaboration with Sogou, $111.5 million proceeds of Changyou loans from offshore banks, $8.0 million received from the exercise of share-based awards, offset by $139.7 million used for a dividend distributed by Sogou to holders of Sogou Series A Preferred Shares other than Sohu Search, $19.7 million used for contingent consideration paid by Changyou to 7Road’s noncontrolling shareholders, $9.0 million used for the repurchase of ADSs of Changyou and $0.3 million used for other cash payments related to financing activities.

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

The PRC CIT Law generally imposes a 10% withholding tax on dividends distributed by WFOEs to their immediate holding companies outside mainland China, provided that a lower rate may apply under tax treaties between mainland China and other jurisdictions. For example, withholding tax for dividends to a holding company in Hong Kong may, under certain circumstances, be 5% rather than 10%. As of September 30, 2014, we had accrued deferred tax liabilities in the amount of $21.5 million for withholding taxes associated with dividends paid by Changyou’s mainland China-based WFOEs to Changyou’s Hong Kong subsidiary.

Under regulations of the PRC State Administration of Foreign Exchange (“SAFE”), the RMB is not convertible into foreign currencies for capital account items, such as loans, repatriation of investments and investments outside of mainland China, unless prior approval of the SAFE is obtained and prior registration with the SAFE is made.

PRC Restrictions Related to Our VIE Structure

While generally our VIEs generate revenues and cash, most of our VIEs incurred deficits as a result of significant costs involved in their operations for the three and nine months ended September 30, 2014.

Substantially all of Changyou’s operations are conducted through its VIEs, which generate most of Changyou’s online game revenues. Although Changyou’s subsidiaries received or absorbed a majority of the VIEs’ profits or losses pursuant to contractual agreements between the VIEs and Changyou’s PRC subsidiaries providing for payments to the subsidiaries in return for services provided to the VIEs by the PRC subsidiaries, significant cash balances remained in Changyou’s VIEs as of September 30, 2014. As Changyou’s VIEs are not owned by Changyou’s PRC subsidiaries, the VIEs are not able to make dividend payments to the subsidiaries. Therefore, in order for Sohu.com Inc. or our subsidiaries outside of mainland China to receive any dividends, loans or advances from Changyou’s PRC subsidiaries, we will need to rely on these contractual payments made by Changyou’s VIEs to Changyou’s PRC subsidiaries. Depending on the nature of services provided by Changyou’s PRC subsidiaries to their corresponding VIEs, certain of these payments will subject to PRC taxes, including Business Tax and VAT, which will effectively reduce the amount that the PRC subsidiary receives from its corresponding VIE. In addition, the PRC government could impose restrictions on such payments or change the tax rates applicable to such payments.

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

The following table sets forth a summary of our foreign currency sensitive financial instruments as of September 30, 2014, which consisted of cash and cash equivalents, restricted time deposits, short-term investments, accounts receivable, prepaid and other current assets, available-for-sale securities, current liabilities, long-term accounts payable and long-term bank loans. These financial instruments are recorded at their fair value.

	Denominated in (in thousands)
	US$	RMB	HK$	Others	Total
Cash and cash equivalents	458,531	375,891	1,448	5,026	840,896
Restricted time deposits	9,305	434,381	0	0	443,686
Short-term investments	0	209,508	0	0	209,508
Accounts receivable	1,866	177,831	6	291	179,994
Prepaid and other current assets	2,940	117,899	1,279	942	123,060
Available-for-sale securities	15,550	0	0	0	15,550
Current liabilities	12,115	734,641	0	0	746,756
Long-term accounts payable	0	5,211	0	0	5,211
Long-term bank loans	370,000	0	0	0	370,000

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

INFLATION RATE RISK

According to the National Bureau of Statistics of China, the consumer price index grew 2.1% in the nine months ended September 30, 2014, compared to the growth rate for the corresponding period in 2013. While this rate of inflation declined, there may be further increased inflation in the future, which could have a material adverse effect on our business.

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

ITEM 1A. RISK FACTORS

A notice issued on September 2014 by the State Administration of Press, Publication, Radio, Film and Television (“SAPPRFT”) could have an adverse effect on the results of operations and prospects of our online video business.

On September 2, 2014, the SAPPRFT issued a Notice on Further Strengthening the Administration of Online Foreign Audiovisual Content (the “September 2014 SAPPRFT Notice”), which requires that operators of audiovisual Websites obtain from the SAPPRFT a Film Public Screening Permit, TV Drama Distribution Permit, or TV Animation Distribution Permit for all foreign films and TV dramas before they are transmitted via the Internet in China. The September 2014 SAPPRFT Notice further stipulates that before any foreign films or TV dramas for transmission exclusively via the Internet are purchased after the promulgation of the September 2014 SAPPRFT Notice, operators of audiovisual Websites must declare their annual purchasing plans with the SAPPRFT before the end of the year preceding the year of the intended broadcast and obtain the SAPPRFT’s approval. The September 2014 SAPPRFT Notice also states that the number of foreign films and TV dramas to be purchased by an operator and transmitted via its Website in a single year may not exceed 30% of the total amount of the Chinese films and TV dramas purchased and transmitted by the same Website in the previous year.

We rely heavily on foreign films and TV dramas to attract users and advertisers to our online video Website and, accordingly, the promulgation of the September 2014 SAPPRFT Notice could have an adverse impact on our online video business. We believe that the September 2014 SAPPRFT Notice requirement of a minimum ratio of domestic video content to foreign-sourced content will have the effect of requiring that we purchase more domestic video content in order to maintain our existing position and reputation as one of the leading providers of online foreign films and TV dramas in China. As competing operators in China will also be required to maintain such a minimum ratio, the September 2014 SAPPRFT Notice is also likely to have the effect of driving up the price for Chinese films and TV dramas, which would cause our expenses for video content to increase, as we will be required to both increase the amount of domestic content that we purchase and pay higher prices for the domestic content that we purchase. If, on the other hand, we respond to the minimum ratio requirement of the September 2014 SAPPRFT Notice by reducing our purchases of foreign films and TV dramas, our attraction to users and traffic on or online video Website could be reduced, resulting in a decrease in our advertising revenues.

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

During the nine months ended September 30, 2014, Sohu did not use any proceeds from the offering. The remaining net proceeds from the offering have been invested in cash and cash equivalents. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Please see the Exhibits Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 7, 2014

SOHU.COM INC.

By:	/s/ Carol Yu
Carol Yu
President and Chief Financial Officer

Sohu.com Inc.

Quarterly Report on Form 10-Q for Quarter Ended September 30, 2014

EXHIBITS INDEX

10.1	English Translation of Convertible Bond Subscription Agreement, dated July 16, 2014, between MoboTap Inc. and Glory Loop Limited.

10.2	English Translation of Investment Agreement, dated July 31, 2014, among Glory Loop Limited, Beijing Gamease Age Internet Technology Co., Ltd, Baina, Forest, Matrix, Sequoia, Qualcomm, Yongzhi Yang, Tiefeng Liu, Youyang Xie, Na Zeng, Zhou Yu and Sen Li, MoboTap Inc. (Cayman Islands), MoboTap Inc. Limited, MoboTap Inc.(US), Dolphin Browser Inc., Muse Entertainment Limited, Dstore Technology Limited, Baina Zhiyuan (Chengdu) Technology Co., Ltd., Baina Zhiyuan (Beijing) Technology Co., Ltd, Beijing Baina Information Technology Co., Ltd, Baina (Wuhan) Information Technology Co., Ltd, Chengdu Xingyu Science and Technology Co., Ltd, Wuhan Xingyu Science and Technology Co., Ltd, Wuhan Hualian Chuangke Science and Technology Co., Ltd, Beijing Anzhuoxing Science and Technology Co., Ltd and Shanghai Andepurui Network Science and Technology Co., Ltd. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted information has been filed separately with the Securities and Exchange Commission)

10.3	English Translation of Shareholder Agreement, dated July 31, 2014, among Glory Loop Limited, Beijing Gamease Age Internet Technology Co., Ltd, Baina Inc., Yongzhi Yang, MoboTap Inc. (Cayman Islands), MoboTap Inc. Limited, MoboTap Inc. (US), Baina Zhiyuan (Chengdu) Technology Co., Ltd, Baina Zhiyuan (Beijing) Technology Co., Ltd, Beijing Baina Information Technology Co., Ltd, Baina (Wuhan) Information Technology Co., Ltd, Chengdu Xingyu Science and Technology Co., Ltd, Wuhan Xingyu Science and Technology Co., Ltd, Wuhan Hualian Chuangke Science and Technology Co., Ltd and Beijing Anzhuoxing Science and Technology Co., Ltd. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted information has been filed separately with the Securities and Exchange Commission)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Charles Zhang

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu

32.1	Section 1350 Certification of Charles Zhang

32.2	Section 1350 Certification of Carol Yu

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013; (ii) Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2014 and 2013; (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013; (iv) Condensed Consolidated Statements of Changes in Equity for the Nine Months Ended September 30, 2014 and 2013; and (v) Notes to Condensed Consolidated Financial Statements, tagged using four different levels of detail.