Form 10-K
period 2014-12-31
SOHU COM INC
filed 2015-03-02
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant, based upon the last sale price on June 30, 2014 as reported on the NASDAQ Global Select Market, was approximately $1.36 billion.

As of January 31, 2015, there were 38,517,892 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Sohu’s 2015 Annual Meeting of Stockholders to be filed on or about April 28, 2015 are incorporated into Part III of this report.

SOHU.COM INC.

PART I

As used in this report, references to “us,” “we,” “our,” “our company,” “our Group,” the “Sohu Group,” the “Group,” and “Sohu.com” are to Sohu.com Inc. and, except where the context requires otherwise, our wholly-owned and majority-owned subsidiaries and variable interest entities (“VIEs”) Sohu.com Limited, Sohu.com (Hong Kong) Limited (“Sohu Hong Kong”), All Honest International Limited (“All Honest”), Sohu.com (Game) Limited (“Sohu Game”), Go2Map Inc., Sohu.com (Search) Limited (“Sohu Search”), Sogou Inc. (“Sogou”), Sogou (BVI) Limited (“Sogou BVI”), Sogou Hong Kong Limited (“Sogou HK”), Vast Creation Advertising Media Services Limited (“Vast Creation”), Fox Video Investment Holding Limited (“Video Investment”), Fox Video Limited (“Sohu Video”), Fox Video (HK) Limited (“Video HK”), Focus Investment Holding Limited, Sohu Focus Limited, Sohu Focus (HK) Limited, Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu Software Technology Co., Ltd., Beijing Sohu Interactive Software Co., Ltd., Go2Map Software (Beijing) Co., Ltd., Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”), Beijing Sogou Network Technology Co., Ltd (“Sogou Network”), Fox Information Technology (Tianjin) Limited (“Video Tianjin”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”), Beijing Focus Time Advertising Media Co., Ltd., Beijing Sohu New Momentum Information Technology Co., Ltd. (“Sohu New Momentum”), Beijing Century High Tech Investment Co., Ltd. (“High Century”), Beijing Heng Da Yi Tong Information Technology Co., Ltd. (“Heng Da Yi Tong”, formerly known as Beijing Sohu Entertainment Culture Media Co., Ltd.), Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”), Beijing GoodFeel Technology Co., Ltd., Beijing Sogou Information Service Co., Ltd. (“Sogou Information”), Beijing 21 East Culture Development Co., Ltd., Beijing Sohu Donglin Advertising Co., Ltd. (“Donglin”), Beijing Pilot New Era Advertising Co., Ltd. (“Pilot New Era”), Beijing Focus Yiju Network Information Technology Co., Ltd., SohuPay Science and Technology Co., Ltd., Beijing Sohu Dianjin Information Technology Co., Ltd., Beijing Yi He Jia Xun Information Technology Co., Ltd., Tianjin Jinhu Culture Development Co., Ltd. (“Tianjin Jinhu”), Guangzhou Qianjun Network Technology Co., Ltd. (“Guangzhou Qianjun”), Shenzhen Shi Ji Guang Su Information Technology Co., Ltd., Beijing Intelligence World Network Technology Co., Ltd., Chongqing Qogir Enterprise Management Consulting Co., Ltd., SendCloud Technology Co., Ltd., Beijing Focus Interactive Information Service Co., Ltd., Beijing Focus Xin Gan Xian Information Technology Co., Ltd., Beijing Focus Real Estate Agency Co., Ltd. and our independently-listed majority-owned subsidiary Changyou.com Limited (“Changyou,” formerly known as TL Age Limited) as well as the following direct and indirect subsidiaries and VIEs of Changyou: Changyou.com HK Limited (“Changyou HK”) formerly known as TL Age Hong Kong Limited), Changyou.com Webgames (HK) Limited (“Changyou HK Webgames”), Changyou.com Gamepower (HK) Limited, ICE Entertainment (HK) Limited (“ICE HK”), Changyou.com Gamestar (HK) Limited, Changyou.com (US) LLC. (formerly known as AmazGame Entertainment (US) Inc.), Changyou.com (UK) Company Limited, ChangyouMy Sdn. Bhd, Changyou.com Korea Limited, Changyou.com India Private Limited, Changyou BİLİŞİM HİZMETLERİ TİCARET LİMİTED ŞİRKETİ, Kylie Enterprises Limited, Mobogarden Enterprises Limited, Heroic Vision Holdings Limited, TalkTalk Limited, RaidCall (HK) Limited, 7Road.com Limited (“7Road”), 7Road.com HK Limited (“7Road HK”), Changyou.com (TH) Limited, Changyou.com Rus Limited, PT.CHANGYOU TECHNOLOGY INDONESIA, Changyou Middle East FZ-LLC, Changyou.com Technology Brazil Desenvolvimento De Programas LTDA, Greative Digital Limited, Glory Loop Limited (“Glory Loop”), MoboTap Inc. (“MoboTap”, a Cayman Islands company), MoboTap Inc. Limited (“MoboTap HK”), MoboTap Inc. (a Delaware corporation), Dolphin Browser Inc., Muse Entertainment Limited, Dstore Technology Limited, Mobo Information Technology Pte. Ltd., Global Cool Limited, Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”), Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”), ICE Information Technology (Shanghai) Co., Ltd. (“ICE Information”), Beijing Changyou RaidCall Internet Technology Co., Ltd. (“RaidCall”), Beijing Yang Fan Jing He Information Consulting Co., Ltd. (“Yang Fan Jing He”), Shanghai Jingmao Culture Communication Co., Ltd. (“Shanghai Jingmao”), Shanghai Hejin Data Consulting Co., Ltd., Beijing Changyou Jingmao Film & Culture Communication Co., Ltd. (“Beijing Jingmao”), Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”), Beijing Guanyou Gamespace Digital Technology Co., Ltd. (“Guanyou Gamespace”), Beijing Doyo Internet Technology Co., Ltd., Beijing Zhi Hui You Information Technology Co., Ltd., Shanghai ICE Information Technology Co., Ltd. (“Shanghai ICE”), Shenzhen 7Road Network Technologies Co., Ltd. (“7Road Technology”), Shenzhen 7Road Technology Co., Ltd. (“Shenzhen 7Road”), Beijing Changyou e-pay Co. Ltd., Beijing Changyou Aishouxin Ecological Technology Co., Ltd., Shenzhen Brilliant Imagination Technologies Co., Ltd., Fujian Changyou Heguang Electronic Technology Co., Ltd., Beijing Baina Information Technology Co., Ltd., Baina Zhiyuan (Beijing) Technology Co., Ltd. (“Beijing Baina Technology”), Beijing Anzhuoxing Technology Co., Ltd., Baina Zhiyuan (Chengdu) Technology Co., Ltd., Chengdu Xingyu Technology Co., Ltd., Baina (Wuhan) Information Technology Co., Ltd. (“Wuhan Baina Information”), Wuhan Xingyu Technology Co., Ltd., Wuhan Hualian Chuangke Technology Co., Ltd., Beijing Changyou Ledong Internet Technology Co., Ltd., and Beijing Global Cool Technology Co., Ltd., and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 1.	BUSINESS

OUR COMPANY

Sohu.com Inc. (NASDAQ: SOHU), a Delaware corporation organized in 1996, is a leading Chinese online media, search and game service group providing comprehensive online products and services on PCs and mobile devices in the People’s Republic of China (the “PRC” or “China”). Our businesses are conducted by Sohu.com Inc. and its subsidiaries and VIEs (collectively referred to as the “Sohu Group”). The Sohu Group consists of Sohu, which when referred to in this report, unless the context requires otherwise, excludes the businesses and the corresponding subsidiaries and VIEs of Sogou Inc. (“Sogou”) and Changyou.com Limited (“Changyou”), Sogou and Changyou. Sogou and Changyou are indirect controlled subsidiaries of Sohu.com Inc. Sohu is a leading Chinese language online media content and services provider. Sogou is a leading online search, client software and mobile Internet product provider in China. Changyou is a leading online game developer and operator in China as measured by the popularity of its MMOG TLBB and its mobile game TLBB 3D, and engages primarily in the development, operation and licensing of online games for PCs and mobile devices. Most of our operations are conducted through our indirect wholly-owned and majority-owned china-based subsidiaries and variable interest entities (“VIEs”).

In August 1996, we were incorporated in Delaware as Internet Technologies China Incorporated, and in January 1997 we launched our original Website, itc.com.cn. In February 1998, we re-launched our Website under the domain name Sohu.com and, in September 1999, we renamed our company Sohu.com Inc. On July 17, 2000, we completed our initial public offering on NASDAQ.

OUR BUSINESS

Through the operation of Sohu, Sogou and Changyou, we generate online advertising revenues (including brand advertising revenues and search and Web directory revenues), online games revenues and others revenues. Online advertising and online games are our core businesses. In the year ended December 31, 2014, total revenues generated by Sohu, Sogou and Changyou were approximately $1.67 billion, including:

Sohu:

-	$482.2 million in brand advertising revenues, of which $197.6 million was from Sohu Media Portal, $175.8 million was from Sohu Video, and $108.8 million was from Focus; and

-	$49.8 million in others revenues, mainly attributable to Sohu’s offering of mobile-related services and mobile products.

Total revenues generated by Sohu were $532.0 million.

Sogou:

-	$357.8 million in search and Web directory revenues (formerly referred to as “search and others” revenues); and

-	$28.6 million in others revenues attributable to Sogou’s offering of Internet value-added services (or “IVAS”) with respect to the operation of Web games and services provided to users.

Total revenues generated by Sogou were $386.4 million.

Changyou:

-	$652.0 million in online game revenues;

-	$59.0 million in brand advertising revenues, mainly attributable to Changyou’s 17173.com Website; and

-	$43.7 million in others revenues attributable to Changyou’s operation of the platform channel business, including the wan.com Website, RaidCall, the Dolphin Browser and other software applications; and Changyou’s cinema advertising revenues.

Total revenues generated by Changyou were $754.7 million.

For the year ended December 31, 2014 our total brand advertising revenues were $541.2 million, total search and Web directory revenues were $357.8 million, total online game revenues were $652.0 million, and total others revenues were $122.1 million.

Sohu’s Business

Brand Advertising Business

Sohu’s main business is the brand advertising business, which offers to users, over our matrices of Chinese language online media, various content, products and services across multiple Internet-enabled devices, such as PCs, mobile phones and tablets. The majority of our products and services are provided through Sohu Media Portal, Sohu Video and Focus.

•	Sohu Media Portal. Sohu Media Portal provides our users comprehensive online content, including news, entertainment, sports, automobile, business and finance, through www.sohu.com for PCs, the mobile portal m.sohu.com and the mobile phone application Sohu News APP;

•	Sohu Video. Sohu Video is a leading online video service provider in China through tv.sohu.com for PCs and the mobile phone application Sohu Video APP; and

•	Focus. Focus (www.focus.cn) is a leading online real estate information provider in China.

Revenues generated by the brand advertising business are classified as brand advertising revenues in the Sohu Group’s consolidated statements of comprehensive income.

Others Business

Sohu also engages in the others business, which includes mobile-related services and mobile products offered in cooperation with China mobile network operators to mobile phone users and to China mobile network operators. Revenues generated by Sohu from the others business are classified as others revenues in the Sohu Group’s consolidated statements of comprehensive income.

Sogou’s Business

Search and Web Directory Business

The search and Web directory business primarily offers advertisers pay-for-click services, as well as online marketing services on Web directories operated by Sogou. Pay-for-click services enable advertisers’ promotional links to be displayed on the Sogou search result pages and Sogou Website Alliance members’ Websites where the links are relevant to the subject and content of such Web pages. Both pay-for-click services and online marketing services on Web directories operated by Sogou expand distribution of our advertisers’ Website links and advertisements by leveraging traffic on Sogou Website Alliance members’ Websites. Our search and Web directory business benefits significantly from our collaboration with Tencent Holdings Limited (together with its subsidiaries, “Tencent”), which provides us access to traffic generated from users of products and services provided by Tencent.

Revenues generated by the search and Web directory business are classified as search and Web directory revenues in the Sohu Group’s consolidated statements of comprehensive income.

Others Business

Sogou also engages in the others business by offering IVAS with respect to the operation of Web games developed by third parties and other services. Revenues generated by Sogou from the others business are classified as others revenues in the Sohu Group’s consolidated statements of comprehensive income.

Changyou’s Business

Changyou has three businesses, consisting of the online game business, the platform channel business and the others business.

Online Game Business

Changyou’s online game business offers to game players MMOGs, which are interactive online games that may be played simultaneously by hundreds of thousands of game players; mobile games, which are played on mobile devices with an Internet connection; and Web games, which are online games played over the Internet using a Web browser. All of Changyou’s games are operated under the item-based revenue model, where game players play the games for free but can purchase virtual items to enhance the game-playing experience. Revenues derived from the operation of online games are classified as online game revenues in our consolidated statements of comprehensive income.

Platform Channel Business

Changyou also owns and operates a number of Web properties and software applications for PCs and mobile devices (collectively referred to as “platform channels”), including the 17173.com Website, one of the leading information portals for game players in China; the wan.com Website, a games portal that provides to game players a collection of Web games of third-party developers; RaidCall, which provides online music and entertainment services, primarily in Taiwan; and the Dolphin Browser, a gateway to a host of user activities on mobile devices, with the majority of its users based in Europe, Russia and Japan. Changyou’s platform channels serve various needs of its users and help Changyou reach more user communities and conduct cross-promotions of its games and services. Revenues generated by 17173.com Website are classified as brand advertising revenues, and revenues generated by the wan.com Website, RaidCall and the Dolphin Browser are classified as others revenues in our consolidated statements of comprehensive income.

Others Business

Changyou also operates a cinema advertising business, which consists of Changyou offering slots for advertisements to be shown in cinemas before the screening of movies. Revenues generated by Changyou’s cinema advertising business are classified as others revenues in our consolidated statements of comprehensive income.

Business Transactions

Sogou Transactions

On October 22, 2010, Sogou issued and sold 24.0 million, 14.4 million and 38.4 million, respectively, of its newly-issued Series A Preferred Shares to Alibaba Investment Limited, a subsidiary of Alibaba Group Holding Limited (“Alibaba”); China Web Search (HK) Limited (“China Web”); and Photon Group Limited, the investment vehicle of the Sohu Group’s Chairman and Chief Executive Officer Dr. Charles Zhang (“Photon”), for $15 million, $9 million, and $24 million, respectively. On June 29, 2012, Sohu purchased Alibaba’s 24.0 million Sogou Series A Preferred Shares for a purchase price of $25.8 million.

On September 16, 2013, Sogou entered into a series of agreements with Tencent, Sohu Search and Photon pursuant to which Sogou issued Series B Preferred Shares and Class B Ordinary Shares to Tencent for a net amount of $448 million in cash and Tencent transferred its Soso search-related businesses and certain other assets to Sogou (collectively, the “Sogou-Tencent Transactions”). Also on that date, Sogou entered into Repurchase Option Agreements with Sohu Search and Photon, and a Repurchase/Put Option Agreement with China Web, with respect to all of the Series A Preferred Shares of Sogou held by Sohu Search and China Web, and a portion of the Series A Preferred Shares of Sogou held by Photon. Also on that date, Sogou, Sohu Search, Photon, Mr. Xiaochuan Wang, four other members of Sogou’s management (collectively, the “Sohu Parties”) and Tencent entered into a Shareholders Agreement (the “Shareholders Agreement”) under which the parties agreed to vote their Sogou voting shares in all elections of directors to elect three designees of Sohu Search and two designees of Tencent.

On September 17, 2013, Sogou paid a special dividend to the three holders of Series A Preferred Shares of Sogou in the aggregate amount of $300.9 million, of which Sohu Search received $161.2 million, Photon received $43.0 million, and China Web received $96.7 million.

On December 2, 2013, Tencent invested $1.5 million in cash in Sogou Information, which is a VIE of Sogou, as additional consideration in connection with the Sogou-Tencent Transactions, in return for a 45% equity interest in Sogou Information. Through a share pledge agreement and an exclusive equity interest purchase right agreement between Tencent and Sogou Technology, and similar agreements between the other two shareholders of Sogou Information, Sogou Technology controls all shareholder voting rights in Sogou Information, has the power to direct the activities of Sogou Information, and is the primary beneficiary of Sogou Information, and Tencent and the other two shareholders of Sogou Information act as Sohu Technology’s nominees.

On March 24, 2014, Sogou purchased from China Web, pursuant to the Repurchase/Put Option Agreement between Sogou and China Web, 14.4 million Series A Preferred Shares of Sogou, for an aggregate purchase price of $47.3 million.

In June 2014, Sogou repurchased approximately 4.2 million of its Class A Ordinary Shares from noncontrolling shareholders, a majority of whom were our employees, for an aggregate purchase price of $41.6 million.

Pursuant to the Shareholders Agreement, Sohu will hold approximately 52% of the total voting power and control the election of the Board of Directors of Sogou, assuming that the remaining repurchase options are exercised, Tencent’s non-voting Class B Ordinary Shares are converted to voting shares, and all share options under the Sogou 2010 Share Incentive Plan and all share options under an arrangement providing for Sogou share-based awards to be available for grants to Sohu management and key employees are granted and exercised. As Sohu is the controlling shareholder of Sogou, we consolidate Sogou in the Sohu Group’s consolidated financial statements, and recognize noncontrolling interest reflecting economic interests in Sogou held by shareholders other than Sohu.

Acquisition of RaidCall

On November 19, 2013, Changyou entered into an investment agreement with Beijing Kunlun Tech Co., Ltd. and certain of its affiliates (collectively, the “Kalends Group”), pursuant to which TalkTalk Limited (“TalkTalk”) was incorporated in the British Virgin Islands and initially wholly-owned by the Kalends Group, RaidCall (HK) Limited (“RaidCall HK”) was incorporated in Hong Kong as a wholly-owned subsidiary of TalkTalk, and Beijing Changyou RaidCall Internet Technology Co., Ltd.(“Changyou RaidCall”) was incorporated in the PRC as a wholly-owned subsidiary of RaidCall HK. The Kalends Group then transferred to RaidCall HK and Changyou RaidCall all of the assets associated with RaidCall. On December 24, 2013, pursuant to the investment agreement, Changyou acquired 62.5% of the equity interests, on a fully-diluted basis, in TalkTalk for cash consideration of $47.6 million. Of the total consideration, $27.6 million was paid to purchase from the Kalends Group a portion of the ordinary shares of TalkTalk held by the Kalends Group, and $20 million was injected for newly-issued ordinary shares of TalkTalk. Also effective upon the closing of the transaction, 15% of the equity interests of TalkTalk on a fully-diluted basis were reserved for grants of equity incentive awards to key employees associated with RaidCall, and the Kalends Group continued to hold the remaining 22.5% of the equity interests on a fully-diluted basis.

Acquisition of MoboTap

On July 16, 2014, Changyou, through a wholly-owned subsidiary, entered into an investment agreement with MoboTap, which is the mobile technology developer behind the Dolphin Browser, MoboTap’s subsidiaries and variable interest entities, and MoboTap’s shareholders pursuant to which Changyou agreed to purchase from existing shareholders of MoboTap shares of MoboTap representing 51% of the equity interests in MoboTap on a fully-diluted basis for approximately $90.8 million in cash.

On July 31, 2014, pursuant to the investment agreement, Changyou, MoboTap and the noncontrolling shareholders of MoboTap entered into a shareholder agreement pursuant to which Changyou has the right to designate three of the five directors of MoboTap, including the chairman of the board; Changyou’s approval will be required for any proposed transfers of equity interests in MoboTap held by the noncontrolling shareholders; and Changyou will be entitled to customary pre-emptive rights with respect to any new issuance of equity interests in MoboTap. Changyou has the right to purchase up to 10% of the equity interests in MoboTap from the noncontrolling shareholders, at a price of 20% below the initial public offering (“IPO”) price, before a qualified IPO of MoboTap. If MoboTap achieves specified performance milestones for 2016 and certain specified key employees continue their employment with MoboTap at the time the milestones are achieved, but there has not been an IPO by MoboTap, the noncontrolling shareholders of MoboTap will have a one-time right to put to Changyou shares of MoboTap held by them, representing up to 15% of the equity interests in MoboTap, for an aggregate price of up to $53 million.

PRODUCTS AND SERVICES

Sohu’s Business

Brand Advertising Business

Sohu’s main business is the brand advertising business, which offers to users, over Sohu’s matrices of Chinese language online media, various content, products and services across multiple Internet-enabled devices, such as PCs, mobile phones and tablets. The brand advertising business also offers advertisements on our Web properties to companies seeking to increase their brand awareness online.

Sources

The majority of Sohu’s products and services are provided through Sohu Media Portal, Sohu Video and Focus.

Sohu Media Portal

Sohu Media Portal provides our users comprehensive online content, including news, entertainment, sports, automobile, business and finance etc, through www.sohu.com on PCs, mobile portal m.sohu.com and mobile phone application Sohu News APP.

•	Sohu News provides syndicated, partner and original news via texts, photos, and videos to engage users with wide-ranging, up-to-the-minute coverage and analysis of topical news events.

•	Sohu Entertainment contains extensive coverage of entertainment areas that are of interest to Chinese users.

•	Sohu Sports offers multimedia news and information on a wide range of sporting events, and broadcasts live and recorded domestic and international sports matches.

•	Sohu Auto provides a comprehensive database of car models. It also provides industry news and auto reviews. In addition, it offers automobile pricing and dealership information for certain local auto markets.

•	Sohu Business and Finance provides business and financial news coverage, financial product information, and real-time stock quotes from major stock exchanges.

Sohu Video

Sohu Video is a leading online video service provider in China. We deliver licensed professionally-produced video content, original in-house produced video content, and user-generated content. We provide users free access to most of our extensive and comprehensive video content library, which includes popular domestic and overseas television dramas, movies, variety shows, in-house produced shows and programs, news, documentaries, animations, entertainment-related content, live television Webcasts, and user-generated content. We also offer selected fee-based video content, including movies and educational video content. Users can also access our video content via PCs through tv.sohu.com, or via mobile devices by visiting our mobile video site or installing Sohu Video App, our mobile video application.

Focus

Focus (www.focus.cn) is a leading online real estate information provider in China. With diversified online content of new homes, resale properties and home furnishing services, Focus provides comprehensive information and solutions for house seekers, homeowners and buyers of home furnishing services.

Business Model

In the brand advertising business, we enjoy a strong competitive position as one of the leading Internet companies in China. Through the platforms described above, we have built a sizeable user base through good user experiences provided by our products and services. This user base is appealing to advertisers. Through PCs and mobile devices, we provide advertisement placements to advertisers on our different Websites and in different formats, including banners, links, logos, buttons, full screen, pre-roll, mid-roll, post-roll video screens, and pause video screens, as well as loading page ads and news feed ads. We charge advertisers either on a time basis with fixed fees (the “Fixed Price model”) or on the Cost Per Impression model (“CPM”). For our real estate business operated by Focus, we apply the e-commerce model. For revenues under the Fixed Price model or the CPM model, our standard advertising charges vary depending on a number of factors, including the advertisement’s location within our Website, the content and the geographical location where the advertisement is displayed or broadcasted, and the devices that users employ. Discounts from standard rates are typically provided for higher-volume, longer-term advertising contracts, and may be provided for promotional purposes. Under the e-commerce model, Focus sells membership cards which allow potential home buyers to purchase specified properties from real estate developers at a discount greater than the price that Focus charges for the card. Membership fees are refundable until the potential home buyer uses the discounts to purchase properties. Focus recognizes such revenues upon obtaining confirmation that the membership card has been redeemed to purchase a property. Revenues generated under the e-commerce model are included in our brand advertising revenues.

We rely on both direct sales by our internal sales force and sales by advertising agents for advertising on our Websites. Our advertisers include multinational companies that have significant operations in Chinese markets, many of which are Fortune 500 companies, as well as numerous Chinese domestic companies. We continue focusing on multinational and Chinese domestic companies as our key advertisers.

Others Business

Sohu also engages in the others business, which includes mobile-related services and mobile products offered in cooperation with China mobile network operators to mobile phone users and to China mobile network operators.

Sogou’s Business

Search and Web Directory Business

Products and Services for Users

Sogou’s main business is the search and Web directory business. Sogou is a leading online search, client software and mobile Internet product provider in China. Sogou offers extensive products and services, including Sogou Input Method, Sogou Browser, Sogou Web Directory and Sogou Search to China’s online users.

Sogou Input Method

Sogou Input Method is in-house developed software to input Chinese characters on PCs and mobile devices. It is among the most popular Internet products in China and has a dominant market share. Sogou Input Method uses search engine technology to capture and generate vocabularies and language models and can present the latest trends in words used by Internet users. In December 2014, Sogou Input Method’s monthly active users on PCs reached 453 million, with a penetration rate of 85% in China, according to iResearch. Sogou Mobile Keyboard, the mobile version of Sogou Input Method, provides, in addition to character input, tailored features for smart phones, such as multimedia (audio and image) input, voice recognition, handwriting recognition, and vocabulary sync between mobile devices and PCs. Since September of 2014, Sogou Mobile Keyboard has been available in the App Store and became one of the most downloaded applications after Apple’s iOS system began to support third-party keyboards. In December 2014, Sogou Mobile Keyboard had approximately 210 million monthly active users.

Sogou Browser

Sogou Browser is our self-developed browser for both PCs and mobile devices that is designed with technologies to make the Web-navigation faster, safer, and easier. Sogou Browser for PCs has an originated dual-core network-layer system and a seven-stage acceleration mechanism, which can accelerate browsing speed and substantially enhance the experience of a user accessing the Internet. We also provide users with a mobile version of Sogou Browser. Our mobile browser has mobile-specific features, including file transfer from PC to mobile and smart detection of downloadable resources within the Webpage.

Sogou Web Directory

Sogou Web Directory is a popular Chinese Web directory navigation site for PCs which serves as a key access point to popular and preferred Websites.

Sogou Search

Sogou Search, which means “Search Dog,” is Sogou’s proprietary search engine and is conducted through Sogou.com. It performs interactive searches of billions of Web pages using advanced algorithms. Upon a search query, the user is taken through a fast and convenient interactive process to reach the most relevant selection of integrated Website and page search results through PCs and mobile devices. Sogou Search provides users with high updating speeds, short response times and accurate search results, based on a large database capacity of retrieved pages. We also provide mobile-specific search applications to mobile device users through Sogou Search App, a dedicated search application we rolled out in 2014. Sogou Search App embeds voice-activated search, intuitive display of search results and personalized features to retrieve search records so that it offers a productive and optimized mobile search experience. Under its agreements with Tencent, Sogou Search cooperates with Tencent in multiple respects. Sogou provides a full range of search services for the vast number of users of Tencent’s products and services on PCs and mobile devices. In addition, in 2014, Sogou launched a unique Weixin search function for both PCs and mobile devices, that allows users to search the enormous amount of content that is published on Weixin’s accounts.

Products and Services for Advertisers

Pay-for-click Services

Pay-for-click services are services that enable our advertisers’ promotional links to be displayed on Sogou’s search result pages and Sogou Website Alliance members’ Websites where the links are relevant to the subject and content of such Web pages. We introduce Internet users to our advertisers through our auction-based pay-for-click systems and charge advertisers on a per-click basis when the users click on the displayed links.

Online Marketing Services on Web Directories Operated by Sogou

Online marketing services mainly consist of displaying advertisers’ Website links on the Web pages of Web directories operated by Sogou. Sogou charges most of its advertisers based on the duration of the display of their Website links on the Web pages.

Sogou Website Alliance

Both pay-for-click services and online marketing services on Web directories operated by Sogou expand distribution of our advertisers’ Website links or advertisements by leveraging traffic on Sogou Website Alliance members’ Websites. Payments made to Sogou Website Alliance members are included in cost of search and Web directory revenues as traffic acquisition costs. We pay Sogou Website Alliance members based on either revenue-sharing arrangements, under which we pay a percentage of pay-for-click revenues generated from clicks by users of their properties, or a pre-agreed unit price.

Others

Sogou also engages in the others business by offering IVAS with respect to the operation of Web games developed by third parties and other services.

Changyou’s Business

Online Game Business

Changyou engages in the development, operation and licensing of online games for PCs and mobile devices, and is a leading online game developer and operator in China. Changyou’s online games include MMOGs, which are interactive online games that may be played simultaneously by hundreds of thousands of game players; mobile games, which are played on mobile devices and require an Internet connection; and Web games, which are played over the Internet using a Web browser.

Business Model

Changyou’s online games are operated under the item-based revenue model, meaning game players can play Changyou’s games for free, but may choose to pay for virtual items, which are non-physical items that game players can purchase and use within a game, such as gems, pets, fashion items, magic medicine, riding animals, hierograms, skill books and fireworks. Through virtual items, players are able to enhance or personalize their game environments or game characters, accelerate their progress in Changyou’s games and share and trade with friends.

For players who choose to purchase virtual goods, Changyou delivers enhanced gameplay experiences and benefits, such as:

Accelerated Progress. Many of Changyou’s games offer players the option to purchase items that can accelerate their progress in the game and increase their capabilities, so that they level up more quickly and compete more effectively against others in the game. While Changyou sells many items that accelerate progress in our games, Changyou monitors and carefully balances the disparity in capabilities between paying and non-paying game players to avoid discouraging non-paying game players and to keep the game challenging and interesting for paying game players.

Enhanced Social Interaction. Changyou uses a variety of virtual items to promote interaction and to facilitate relationship-building among game players in its games.

Personalized and Customized Appearance. Many of Changyou’s games offer players the option to purchase decorative and functional items to customize the appearance of their characters, pets, vehicles, houses and other in-game possessions to express their individuality.

Gifts. Many of Changyou’s games offer players the option to purchase gift items to send to their friends. Examples of gift items include decorative items and time-limited items for special holiday events and festivals, such as Valentine’s Day, Spring Festival (Chinese New Year) and Christmas.

Changyou’s online games include games that it self-operates and games that it licenses out to third-party operators.

Self-Operated Games

For self-operated games, Changyou determines the price of virtual items based on the demand or expected demand for such virtual items. Changyou may change the pricing of certain virtual items based on their consumption patterns. Changyou hosts the games on its own servers and is responsible for the sales and marketing of the games as well as customer service. Changyou’s self-operated games include MMOGs, mobile games and Web games developed in house and MMOGs and mobile games that Changyou licensed from or jointly developed with third-party developers.

For self-operated MMOGs, Changyou collects proceeds from players and third-party game card distributors through sale of its game points on its online payment platform and prepaid game cards. For self-operated mobile games, Changyou sells game points to its game players via third-party mobile app stores. The mobile app stores in turn pay Changyou proceeds after deducting their share of pre-agreed revenue-sharing amounts. For self-operated Web games, Changyou collects proceeds from players through sale of its game points on its online payment platform. For self-operated games that are licensed from or jointly developed with third-party developers, Changyou pays the developers license fees for the exclusive right to operate the games domestically or globally, as well as revenue-sharing payments over the duration of the licenses.

Licensed Out Games

Changyou also authorizes third-parties to operate its online games. Licensed-out games include MMOGs, mobile games and Web games developed in house and mobile games jointly developed with third-party developers. For licensed -out games, the licensee operators pay Changyou license fees, as well as revenue-sharing payments over the duration of the licenses.

Online Games in Operation

MMOGs — TLBB

TLBB is Changyou’s flagship MMOG. TLBB is a popular martial arts MMOG in China that is adapted from the popular Chinese martial arts novel “Tian Long Ba Bu,” which means “Novel of Eight Demigods,” written by the famous writer Louis Cha. TLBB features a combination of martial arts-style-fighting and community-building among its game players with a variety of interesting and interactive gameplay. Players can join a clan, make friends within it, and engage in other interactive events with their friends. In addition, TLBB features new cross-server gameplay designed for clans. With different levels of cross-server games, all levels of players can play with opponents at comparable levels. Since TLBB’s launch in May 2007, we have regularly developed new content and released game updates in the form of expansion packs for the game. TLBB has won various awards in China, including the 2008 “Best Self-Developed Online Games (First Place)” and the 2008 and 2009 “Most Liked Online Games by Game Players (First Place)” awards at the China Digital Entertainment Expo and Conference, or ChinaJoy. Its expansion packs, TLBB2, TLBB3 and New TLBB, won the 2010 “Most Liked Online Games by Game Players” award, the 2011 “Best Self-Developed Online Games” award, and the 2013 “Most Liked Online Games by Game Players” award, respectively, at ChinaJoy. TLBB was chosen as one of the 2012 “Most Liked Online Games by Game Players” at ChinaJoy.

For 2014, revenues from TLBB were $411.9 million, accounting for approximately 63% of Changyou’s online game revenues, approximately 55% of Changyou’s total revenues and 25% of the Sohu Group’s total revenues.

Mobile game — Tian Long Ba Bu 3D (“TLBB 3D”)

TLBB 3D is an in-house developed mobile 3D martial arts MMO role-playing game. Adapted from Louis Cha’s novel of the same name, the game re-enacts the story of the original novel and blends in some of the elements of the PC version of the game, including its gameplay, social elements, and multiple gaming systems, enabling players to enjoy exciting battles and interesting real-time interaction with other players. Changyou launched this game in October 2014.

Web games — Wartune and DDTank

Wartune is a 2.5D role-playing and quasi real-time strategy Web game launched in December 2011 in China. Wartune is set in a mythical western universe where players build their own kingdoms in a virtual world where they must fight against a demonic race by developing their own villages and armies. Wartune has been launched in 18 different language versions.

DDTank is a 2D multi-player, combat and role-playing Web game in which players control avatars to compete with other game players. Avatars can earn or buy various weapons, potions, magic rings, rockets and other items to increase competitiveness and enhance the game experience. DDTank has been launched in 13 different language versions.

Online Games in Pipeline

Changyou has several MMOGs and mobile games in its pipeline with different graphic styles, themes and features to appeal to different segments of the online game player community. Games in Changyou’s pipeline include, among others:

•	MMOGs — an in-house developed MMOG, Steel Ocean;

•	Mobile games — an in-house developed mobile game, Dash fire, and two jointly developed mobile games, Xuan Yuan Jian and Twins of Brothers.

Platform Channel Business

Changyou also owns and operates a number of Web properties and software applications for PCs and mobile devices (collectively referred to as “platform channels”), including the 17173.com Website, one of the leading information portals for game players in China; the wan.com Website, a games portal that provides to game players a collection of Web games of third-party developers; RaidCall, which provides online music and entertainment services, primarily in Taiwan; and the Dolphin Browser, a gateway to a host of user activities on mobile devices, with the majority of its users based in Europe, Russia and Japan. Changyou’s platform channels serve various needs of its users and help Changyou reach more user communities and conduct cross-promotions of its games and services.

Others Business

Changyou also operates a cinema advertising business, which consists of Changyou offering slots for advertisements to be shown in cinemas before the screening of movies.

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

In recent years there have emerged three large conglomerates, Tencent, Alibaba and Baidu, Inc. (“Baidu”), that have a wide reach in the Internet industry in China, and between them tend to dominate key aspects of the industry through their own operations or through strategic investments in other companies. Each of these companies is in a position to compete very effectively against us. For example, Alibaba alone competes with us in almost every key aspect of our business, competing with us in media through its investment in Sina Corporation (“Sina”), in online video through its investment in Youku Tudou Inc. (“Youku Tudou”), and in online search through its investment in UCWeb Inc. (“UCWeb).

Sohu’s Business

In the PRC Internet space, competition for brand advertising business is intense and is expected to increase significantly in the future. We compete with our peers and competitors in China primarily on the following basis:

•	access to financial resources;

•	gateway to host of Internet users activities;

•	technological advancements;

•	attractiveness of products;

•	brand recognition;

•	volume of traffic and users;

•	quality of Websites and content;

•	quality and quantity of professionally-made and licensed video content;

•	strategic relationships;

•	quality of services;

•	effectiveness of sales and marketing efforts;

•	talent of staff; and

•	pricing.

Over time, our competitors may gradually build certain competitive advantages over us in terms of:

•	greater brand recognition among Internet users and clients;

•	better products and services;

•	larger user and advertiser bases;

•	more extensive and well developed marketing and sales networks; and

•	substantially greater financial and technical resources.

There are a number of existing or new PRC Internet companies, including those controlled or sponsored by private entities and by PRC government entities. As an Internet portal, we compete with various portals, including Tencent, Sina, NetEase.com, Inc. (“NetEase”), and Phoenix New Media Limited (“Phoenix”), and vertical sites, such as Autohome Inc.(“Autohome”), Bitauto Holdings Limited (“BitAuto”), Youku Tudou”, Beijing Xin Lian Xin De Advertising Media Co., Ltd. (“iQIYI”), SouFun Holdings Limited (“SouFun”), Leju Holdings Limited (“Leju”), and YY Inc. (“YY”).

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

Sogou’s Business

Our search and Web directory business mainly consists of pay-for-click services, as well as online marketing services on the Web directories operated by Sogou. Pay-for-click services face intense competition from other search engines, powered by Baidu, Inc. (“Baidu”), Qihoo 360 Technology Co., Ltd. (“Qihoo”), UCWeb, Google Inc. (“Google”), and Microsoft. Online marketing services on Web directories operated by Sogou also face intense competition from other Chinese Web directories, such as the 360 Personal Start-up Page of Qihoo, Hao123.com of Baidu, 2345.com of Shanghai Ruichuang Internet Technology Development Co., Ltd. and duba.com of Cheetah Mobile Inc. (“Cheetah”).

Moreover, we compete with other technology-driven companies on developing and promoting client-end software and mobile Internet products. For example, we launched our self-developed Sogou Input Method and Sogou Browser on both PCs and mobile devices in 2006, and have provided regular upgrades since then. However, many companies, such as Baidu, Google, Tencent, Qihoo, Microsoft, Maxthon International Limited, Mozilla Corporation and Cheetah have presented their own input methods or browsers that compete with us.

Our existing and potential competitors compete with us for users and advertisers on the basis of the quality and quantity of search results, the features, availability and ease of use of products and services, and the number of marketing and distribution channels. They also compete with us for talent with technological expertise, which is critical to the sustained development of our products and services. We also face competition from traditional forms of media.

Changyou’s Business

Online Game Business

In the online games industry, we compete principally with the following three groups of competitors in China:

•	online game developers and operators in China, including Tencent, NetEase, Shanda Games Limited (“Shanda”), Perfect World Co., Ltd. (“Perfect World”), Giant Interactive Group Inc. (“Giant”), Kalends Inc., iDreamsky Technology Ltd. NetDragon Websoft Inc. (“NetDragon”), Kingsoft Corporation Limited (“Kingsoft”), and various mobile game developers and operators who recently entered into this emerging market;

•	other private companies in China devoted to game development or operation, many of which are backed by venture capital; and

•	international competitors.

Our existing and potential competitors in the online games industry compete with us for talent, game player spending, time spent on game playing, marketing activities, quality of games, and distribution network.

Platform Channel Business

In the platform channel business, we primarily compete with PRC-based and international Internet companies that build Internet platforms to offer online advertising and value-added services similar to those that we offer.

Changyou’s game information portal operated through the 17173.com Website currently competes in China with, among others, the following game information portals:

•	Duowan.com, operated by YY; and

•	game.qq.com, operated by Tencent.

Our existing and potential competitors in the online advertising industry compete with us for talent, advertiser spending, number of unique visitors, number of page views, visitors’ time spent on Website, and quality of service.

For Changyou’s other platform products, such as the Dolphin Browser, Changyou generally competes with other PC and mobile application developers, including developers who promote their products as offering similar functions to those offered by Changyou’s products. In addition, Changyou competes with all major Internet companies for users.

OUR CORPORATE STRUCTURE

The charts below present the principal consolidated entities of Sohu.com Inc. not including our consolidated Changyou entities, and our principal consolidated Changyou entities.

Principal Subsidiaries

The following are our China-based principal direct or indirect operating subsidiaries, all of which were established as wholly foreign-owned enterprises (or “WFOEs”) under PRC law (collectively the “China-Based Subsidiaries,” or the “PRC Subsidiaries”):

For Sohu’s Business

•	Sohu Era, established in 2003 as a WFOE of Sohu Hong Kong;

•	Sohu Media, established in 2006 as a WFOE of Sohu Hong Kong;

•	Sohu New Momentum, established in 2010 as a WFOE of Sohu Hong Kong; and

•	Video Tianjin, established in 2011 as a WFOE of Video HK.

For Sogou’s Business

•	Sogou Technology, established in 2006 as a WFOE of Sogou HK; and

•	Sogou Network, established in 2012 as a WFOE of Vast Creation.

For Changyou’s Business

•	AmazGame, established in 2007 as a WFOE of Changyou HK;

•	Gamespace, established in 2009 as a WFOE of Changyou HK;

•	ICE Information, acquired in 2010 as a WFOE as a result of the acquisition of ICE Entertainment (HK) Limited;

•	Yang Fan Jing He, established in 2010 by AmazGame;

•	Shanghai Jingmao, acquired in 2010 by Yang Fan Jing He;

•	Beijing Jingmao, established in 2010 by Shanghai Jingmao and acquired in 2012 by Yang Fan Jing He;

•	7Road Technology, organized in 2012 as a WFOE of 7Road.com HK, which is a wholly-owned subsidiary of 7Road; and

•	Beijing Baina Technology, acquired in July 2014 as a WFOE of MoboTap HK;

Principal Variable Interest Entities

The following are our principal VIEs, which we established or acquired in China to perform value-added telecommunications services because of PRC restrictions on direct foreign investment in and operation of value-added telecommunications businesses, which restrictions are discussed further below under the heading “Government Regulation and Legal Uncertainties-Specific Regulations-Regulation of Foreign Direct Investment in Value-Added Telecommunications Companies.” We entered into contractual arrangements between our VIEs and our PRC Subsidiaries that govern a substantial portion of our operations, including those of the brand advertising business, the search and Web directory business, the online game business and the others business. These entities are consolidated in Sohu’s consolidated financial statements, and noncontrolling interest is recognized when applicable.

For Sohu’s Business

•	High Century, a PRC company that we established in 2001. High Century is a holding company. Dr. Charles Zhang, our Chairman of the Board and Chief Executive Officer, and Wei Li held 80% and 20% interests, respectively, in High Century as of December 31, 2014;

•	Heng Da Yi Tong, formally known as Beijing Sohu Entertainment Culture Media Co., Ltd., a PRC company that we established in 2002. Dr. Charles Zhang and Wei Li held 80% and 20% interests, respectively, in Heng Da Yi Tong as of December 31, 2014;

•	Sohu Internet, a PRC company that we established in 2003. High Century and Heng Da Yi Tong held 75% and 25% interests, respectively, in Sohu Internet as of December 31, 2014;

•	Donglin, a PRC company that we established in 2010. Donglin engages in the advertising business. High Century and Sohu Internet each held 50% interest in Donglin as of December 31, 2014;

•	Pilot New Era, a PRC company that we established in 2010. Pilot New Era engages in the advertising and real estate business. High Century and Sohu Internet each held 50% interest in Pilot New Era as of December 31, 2014;

•	Tianjin Jinhu, a PRC company that we established in November 2011. Tianjin Jinhu provides video program production and performance and artist agency services in China. Ye Deng and Xuemei Zhang each held 50% interest in Tianjin Jinhu as of December 31, 2014; and

•	Guangzhou Qianjun, a PRC company that we acquired in November 2014. Tianjin Jinhu held a 100% interest in this entity as of December 31, 2014.

For Sogou’s Business

•	Sogou Information, a PRC company that we established in December 2005. Sogou Information provides Search and other Internet information services in China. As of December 31, 2014, Xiaochuan Wang, Sogou’s Chief Executive Officer, High Century and Tencent held 10%, 45% and 45% interests, respectively, in Sogou Information. Sogou Information is indirectly controlled by Sogou Inc., our controlled search subsidiary.

For Changyou’s Business

•	Gamease, a PRC company that we established in August 2007. Gamease provides online game services in China. Tao Wang, the former Chief Executive Officer of Changyou, and Dewen Chen, the Co-Chief Executive Officer of Changyou, held 60% and 40% interests, respectively, in Gamease as of December 31, 2014;

•	Guanyou Gamespace, a PRC company that we established in August 2010. Guanyou Gamespace provides online game services in China. Tao Wang and Dewen Chen held 60% and 40% interests, respectively, in Guanyou Gamespace as of December 31, 2014;

•	Shanghai ICE, a PRC company that we acquired in May 2010. Shanghai ICE provides online game services in China. Runa Pi and Rong Qi each held a 50% interest in Shanghai ICE as of December 31, 2014;

•	Shenzhen 7Road, a PRC company that was established in January 2008. Gamease, which is one of Changyou’s VIEs, acquired 68.258% of the equity interests in Shenzhen 7Road in May 2011 and acquired the remaining 31.742% of the equity interests in June 2013. Shenzhen 7Road engages in Web game development and operations in China and internationally. Gamease held 100% of the equity interest in Shenzhen 7Road as of December 31, 2014;

•	Wuhan Baina Information, a PRC company acquired by Gamease in July 2014. Wuhan Baina Information engages in the Internet information services business. Gamease and a third-party individual held 60% and 40% interests, respectively, in this entity as of December 31, 2014.

As of the date of this report, Changyou is in the process of transferring each of the individual shareholders’ ownership interests in Gamease, Guanyou Gamespace and Shanghai ICE to entities that are affiliates of the Sohu Group.

We have extended interest-free loans to the individual shareholders of the VIEs to fund their capital investment in the VIEs. The loans are secured by pledges of the shareholders’ equity interests in the VIEs, and can only be repaid by the shareholders by surrender of those equity interests to us. We have also entered into a series of agreements with the individual shareholders to transfer their equity interests in the VIEs to us when required to do so.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

The following description of PRC laws and regulations is based upon the opinion of Haiwen & Partners, or Haiwen, our PRC legal counsel. The laws and regulations affecting China’s Internet industry and other aspects of our business are at an early stage of development and are evolving. There are substantial uncertainties regarding the interpretation and enforcement of PRC laws and regulations. We cannot assure you that the PRC regulatory authorities would find that our corporate structure and business operations strictly comply with PRC laws and regulations. If we are found to be in violation of PRC laws and regulations by the PRC government, we may be required to pay fines, obtain additional or different licenses or permits, and/or change, suspend or discontinue our business operations until we are found to comply with applicable laws. For a description of legal risks relating to our ownership structure and business, see “Risk Factors.”

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

Specific Statutes and Regulations

Requirements for Establishment of WFOEs

Under current PRC laws, the establishment of a WFOE must be approved by MOFCOM or one its local branches. Each of our WFOEs was established with such approval.

Requirements for Obtaining Business Licenses

All China-based companies may commence operations only upon the issuance of a business license by the relevant local branch of the SAIC. All of our China-Based Subsidiaries and VIEs have been issued business licenses by the relevant local branches of the SAIC.

In the opinion of Haiwen, our principal China-Based Subsidiaries and principal VIEs have satisfied the requirements for business licenses.

Regulation of Value-added Telecommunications Services

The Telecommunications Regulations of the People’s Republic of China (“Telecom Regulations”), implemented on September 25, 2000 and amended on July 29, 2014, are the primary PRC law governing telecommunication services, and set out the general framework for the provision of telecommunication services by domestic PRC companies. The Telecom Regulations require that telecommunications service providers procure operating licenses prior to commencing operations. The Telecom Regulations draw a distinction between “basic telecommunications services,” which we generally do not provide, and “value-added telecommunications services.” The Telecom Regulations define value-added telecommunications services as telecommunications and information services provided through public networks. The Catalogue of Telecommunications Business (“Catalogue”), which was issued as an attachment to the Telecom Regulations and updated in February 2003, identifies online data and transaction processing, on-demand voice and image communications, domestic Internet virtual private networks, Internet data centers, message storage and forwarding (including voice mailbox, e-mail and online fax services), call centers, Internet access, and online information and data search as value-added telecommunications services. We engage in various types of business activities that are value-added telecommunications services as defined and described by the Telecom Regulations and the Catalogue.

On March 1, 2009, the MIIT issued the Measures on the Administration of Telecommunications Business Operating Permits (the “Telecom License Measures”), which became effective on April 10, 2009, to supplement the Telecom Regulations and replace the previous Administrative Measures for Telecommunications Business Operating Licenses. The Telecom License Measures confirm that there are two types of telecom operating licenses for operators in China, one for basic telecommunications services and one for value-added telecommunications services. A distinction is also made as to whether a license is granted for “intra-provincial” or “trans-regional” (inter-provincial) activities. An appendix to each license granted will detail the permitted activities of the enterprise to which it was granted. An approved telecommunication services operator must conduct its business (whether basic or value-added) in accordance with the specifications recorded in its Telecommunications Services Operating License.

The business activities of Sohu Internet include the provision of mobile-related services and mobile products offered in cooperation with China mobile network operators to mobile phone users and to China mobile network operators. Most of the mobile revenues are derived through products such as SMS, RBT and IVR. On April 25, 2004, the MIIT issued a notice stating that China mobile network operators may only provide mobile network access to those mobile Internet service providers which have obtained licenses from the relevant local arm of the MIIT before conducting operations, and that such carriers must terminate mobile network access for those providers who have not secured the required licenses within a thirty-day grace period. On the basis of the notice, China Mobile has required each of its mobile Internet service providers to first obtain a license for trans-regional value-added telecommunications services in order to gain full access to its mobile network, which is a nationwide policy in line with a similar notice issued by the Beijing branch of China Mobile on April 12, 2004.

On August 8, 2014 and November 3, 2014, respectively, the MIIT issued to Sohu Internet and Guangzhou Qianjun renewed Value-Added Telecommunications Services Operating Licenses, which authorize the provision of trans-regional mobile services classified as value-added telecommunication services. The licenses are subject to annual inspection.

Regulation of Foreign Direct Investment in Value-Added Telecommunications Companies

Various PRC regulations currently restrict foreign-invested entities from engaging in value-added telecommunication services, including providing Internet information services and operating online games. Foreign direct investment in telecommunications companies in China is regulated by the Regulations for the Administration of Foreign-Invested Telecommunications Enterprises (“FITE Regulations”), which were issued by the PRC State Council, or State Council, on December 11, 2001, became effective on January 1, 2002 and were amended on September 10, 2008. The FITE Regulations stipulate that foreign invested telecommunications enterprises in the PRC (“FITEs”) must be established as Sino-foreign equity joint ventures. Under the FITE Regulations and in accordance with WTO-related agreements, the foreign party to a FITE engaging in value-added telecommunications services may hold up to 50% of the equity of the FITE, with no geographic restrictions on its operations.

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

On July 13, 2006, the MIIT issued the Notice of the Ministry of Information Industry on Intensifying the Administration of Foreign Investment in Value-added Telecommunications Services (the “MIIT Notice”),which reiterates certain provisions of the FITE Regulations. Under the MIIT Notice, if a FITE intends to invest in a PRC value-added telecommunications business, the FITE must be established and must apply for a telecommunications business license applicable to the business. Under the MIIT Notice, a domestic company that holds a license for the provision of Internet content services, or an ICP license, is considered to be a type of value-added telecommunications business in China, and is prohibited from leasing, transferring or selling the license to foreign investors in any form, and from providing any assistance, including providing resources, sites or facilities, to foreign investors to conduct value-added telecommunications businesses illegally in China. Trademarks and domain names that are used in the provision of Internet content services must be owned by the ICP license holder. The MIIT Notice requires each ICP license holder to have appropriate facilities for its approved business operations and to maintain such facilities in the regions covered by its license. In addition, all value-added telecommunications service providers are required to maintain network and information security in accordance with standards set forth in relevant PRC regulations. Our VIEs, rather than our subsidiaries, hold ICP licenses, own our domain names, and hold or have applied for registration in the PRC of trademarks related to our business and own and maintain facilities that we believe are appropriate for our business operations.

In view of these restrictions on foreign direct investment in the value-added telecommunications sector, we established or acquired several domestic VIEs to engage in value-added telecommunications services. For a detailed discussion of our VIEs, please refer to “Our Corporate Structure” above. Due to a lack of interpretative materials from the relevant PRC authorities, there are uncertainties regarding whether PRC authorities would consider our corporate structure and contractual arrangements to constitute foreign ownership of a value-added telecommunications business. See “Risks Related to Our Corporate Structure.” In order to comply with PRC regulatory requirements, we operate our main business through companies with which we have contractual relationships but in which we do not have an actual ownership interest. If our current ownership structure is found to be in violation of current or future PRC laws, rules or regulations regarding the legality of foreign investment in the PRC Internet sector, we could be subject to severe penalties.

In the opinion of Haiwen, subject to the uncertainties and risks disclosed elsewhere in this report under the heading “Risk Factors” and “Government Regulation and Legal Uncertainties”, the ownership structures of our principal PRC Subsidiaries and our principal VIEs comply with all existing laws, rules and regulations of the PRC and each of such companies has the full legal right, power and authority, and has been duly approved, to carry on and engage in the business described in its business license.

Regulation of the Provision of Internet Content

Internet Information Services

On September 25, 2000, the State Council issued the Measures for the Administration of Internet Information Services (“ICP Measures”). Under the ICP Measures, entities that provide information to online users on the Internet, or ICPs, are obliged to obtain an operating license from the MIIT or its local branch at the provincial or municipal level in accordance with the Telecom Regulations described above.

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

On July 2, 2014 , October 10, 2014, the Beijing Telecom Administration (“BTA”) issued to Sogou Information, and Sohu Internet a renewed Telecommunications and Information Services Operating Licenses (each an “ICP license”). On August 13, 2012, the Shanghai Telecom Administration issued a renewed ICP license to Shanghai ICE. On October 17, 2012, the BTA issued to Guanyou Gamespace a renewed ICP license. On July 19, 2011, the Guangdong Telecom Administration issued to Shenzhen 7Road an ICP license. On May 22, 2014, the BTA issued to Gamease a renewed ICP license. All of these ICP licenses are subject to annual inspection.

In 2000, the MIIT promulgated the Internet Electronic Bulletin Service Administrative Measures (“BBS Measures”). The BBS Measures required ICPs to obtain specific approvals before they provided BBS services, which included electronic bulletin boards, electronic forums, message boards and chat rooms. On September 23, 2014, the MIIT abolished the BBS Measures in a Decision on Abolishment and Amendment Certain Regulations and Rules. However, in practice certain local authorities still require operating companies to obtain approvals or make filings for the operation of BBS services. The ICP licenses held by Sohu Internet, Sogou Information, Gamease and Guanyou Gamespace include such specific approval of the BBS services that they provide. However, although Shenzhen 7Road provides BBS services, its ICP license does not specifically permit the operation of BBS services. It is unclear whether Shenzhen 7Road’s provision of BBS services is in violation of applicable regulations or local practice. In order to avoid the possibility of being challenged by the relevant local authorities with respect to the absence of approval for its BBS services, Shenzhen 7Road has applied to the Guangdong Communications Administration for amendments of its ICP license to permit operation of BBS services. Shenzhen 7Road has been orally informed by Guangdong Communications Administration that currently there are no specific governmental entities with the authority to approve BBS services in Shenzhen and that new regulations regarding the provision of BBS services may be released in 2015. If relevant PRC authorities were to determine that Shenzhen 7Road’s provision of BBS services is prohibited due to the absence of such specific approval or filings, Shenzhen 7Road might be subject to fines up to five times the income it generated from such services and other penalties, such as the shutdown of its Websites.

On December 29, 2011, the MIIT issued Several Provisions for Standardizing the Market Order of Internet Information Services (the “Several Provisions”) which took effect on March 15, 2012. With the aim of promoting the healthy development of the Internet information services market in China, the Several Provisions strengthen the regulation of the operations of Internet information service providers, including prohibiting Internet information service providers from infringing the rights and interests of other Internet information service providers, regulating evaluations provided by Internet information service providers regarding the services and products of other Internet information service providers, and regulating the installation and running of software by Internet information service providers. The Several Provisions also provide various rules to protect the interests of Internet information users, such as requesting Internet information service providers to take measures to protect the privacy information of their users and prohibiting Internet information service providers from cheating and misleading their users.

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

On December 22, 2010, Sohu Internet obtained a renewed Internet publishing license issued by the SAPPRFT. For the details of the Internet publishing licenses held by Changyou’s VIEs, see “Specific Statutes and Regulations — Regulation of Online Game Services –Online Games and Culture Products.”

Online Audiovisual Transmission

On July 6, 2004, the SAPPRFT issued the Measures for the Administration of the Transmission of Audiovisual Programs over Internet and other Information Networks, which came into effect on October 11, 2004. These measures provide that Websites authorized to disseminate news may apply to the SAPPRFT to obtain a Permit for the Network Transmission of Audiovisual Programs, allowing the online dissemination of streaming video. On June 20, 2014, Sohu Internet received a renewed Permit for the Network Transmission of Audiovisual Programs issued by the SAPPRFT. Guangzhou Qianjun currently holds a Permit for the Network Transmission of Audiovisual Programs issued on September 9, 2014.

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

On March 30, 2009, the SAPPRFT released a Notice on Strengthening the Administration of Online Audiovisual Content (the “March 2009 SAPPRFT notice”). March 2009 SAPPRFT notice requires the operators of audiovisual Websites to enhance their processes for protecting copyrights, and to take appropriate measures to protect the rights and interests of copyright holders. Operators of such sites must hold, or have a license to, the copyright to all content that they transmit. In addition, the March 2009 SAPPRFT notice stipulates that only those films or TV programs that have already obtained from the SAPPRFT a Film Public Screening Permit, TV Drama Distribution Permit, TV Animation Distribution Permit, or TV Documentary Film Screening Permit are allowed to be transmitted via audiovisual Websites. These permits are mandatory for all films and programs shown on TV and in cinemas in China and must be obtained before such film or TV or program is allowed to be released. The approval applications for the Film Public Screening Permit, Television Drama Distribution Permit, Television Animation Distribution Permit or Television Documentary Film Screening Permit are extremely difficult and time-consuming, and the SAPPRFT previously did not enforce very strictly the requirements regarding these permits. However, on September 2, 2014, the SAPPRFT issued a Notice on Further Strengthening the Administration of Online Foreign Audiovisual Content (“September 2014 SAPPRFT Notice”), which requires that operators of audiovisual Websites to obtain from the SAPPRFT a Film Public Screening Permit, TV Drama Distribution Permit, or TV Animation Distribution Permit for all foreign films and TV dramas before they are transmitted via the Internet in China. The September 2014 SAPPRFT Notice further stipulates that before any foreign films or TV dramas for transmission exclusively via the Internet are purchased after the promulgation of the September 2014 SAPPRFT Notice, operators of audiovisual Websites must declare their annual purchasing plans with the SAPPRFT before the end of the year preceding the year of the intended broadcast and obtain the SAPPRFT’s approval. The September 2014 SAPPRFT Notice also states that the number of foreign films and TV dramas to be purchased by an operator and transmitted via its Website in a single year may not exceed 30% of the total amount of the Chinese films and TV dramas purchased and transmitted by the same Website in the previous year.

On July 6, 2012, the SAPPRFT issued a Notice on Further Strengthening the Administration of Internet Dramas, Micro Movies and Other Internet Audiovisual programs (the “July 2012 SAPPRFT Notice”), which reiterates that online audio-visual service providers must obtain a Permit for the Network Transmission of Audiovisual Programs from the SAPPRFT. The July 2012 SAPPRFT Notice further stipulates that online audio-visual service providers must review the content of Internet audiovisual programs prior to their transmission and must file certain information, such as the names of the Internet audiovisual programs, summaries of their content and names of the persons conducting the reviews, with the appropriate provincial office of the SAPPRFT.

On January 2, 2014, the SAPPRFT issued a Supplemental Notice on July 2012 SAPPRFT Notice, which stipulates that producers of Internet dramas, micro movies and other Internet audiovisual programs must obtain a Permit for Radio and Television Program Production and Operation. Online audio-visual service providers may only retransmit dramas and micro movies produced and uploaded by individuals whose identities have been verified and the content of which complies with relevant regulations. Online audio-visual service providers must file with the provincial SAPPRFT the content of Internet audiovisual programs proposed for transmission prior to transmitting the programs.

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

In March 2014, November 2014, November 2014, November 2014, January 2014 and July 2014, respectively, the MOC issued renewed Online Culture Operating Permits to Sogou Information, Sohu Internet, Gamease, Guanyou Gamespace, Shenzhen 7Road and Shanghai ICE authorizing these entities to provide relevant online services. Wuhan Baina information and Guangzhou Qianjun currently hold Online Culture Operating Permits issued in July 2014. These permits are subject to annual inspection.

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

Sohu Internet received renewed SFDA approval on November 26, 2014. Sogou Information received renewed SFDA approval on December 31, 2013. Guangzhou Qianjun received SFDA approval on April 30, 2014. Sohu Internet obtained approval from the MOH and completed the registration process with the MOH on December 16, 2014.

Micro-blog Services

On December 16, 2011, the Beijing Municipal News Office, together with the Beijing Municipal Public Security Bureau, the Beijing Municipal Communications Administration and the Beijing Municipal Internet Information Office, jointly issued the Several Measures on the Administration of the Development of Micro-blog in Beijing (the “Micro-blog Measures”), which took effect on the same date. The Micro-blog Measures stipulate that all micro-blog operators in Beijing must require their users to register with their real names and that all micro-blog operators must complete procedures required by the Internet information content regulatory authority of Beijing for the operation of micro-blog services. The Micro-blog Measures provide a period of three months for micro-blog operators to complete the procedures required by the regulatory authority for the operation of micro-blog services and real name registration of their users beginning on the effective date of the Micro-blog Measures.

In order to comply with the Micro-blog Measures, we include clauses in the agreements between the users of our micro-blog service and us requesting our micro-blog users to register using their real names.

Regulation of Online Advertising Services

Brand Advertising Services

Under the Administrative Regulations for Advertising Licenses and the Implementation Rules for the Administrative Regulations for Advertising, both of which were issued by the SAIC on November 30, 2004 and effective as of January 1, 2005, enterprises (except for broadcast stations, television stations, newspapers and magazines, non-corporate entities and other specified entities) are generally exempted from the previous requirement to obtain an advertising license. Exempted enterprises are only required to apply for the inclusion of advertising services in their business licenses.

Search and Web Directory Services

On September 3, 2009, the MOC issued a Notice on Strengthening and Improving the Content Censorship of Online Music Content (“MOC Notice”). The MOC Notice provides that providing direct links to online music will constitute engaging in the online music business, and that therefore an Online Culture Operating Permit is required for providing such search services. Sogou Information applied for an Online Culture Operating Permit and received it on November 9, 2010. The permit was renewed on March 3, 2014.

Regulation of Online Game Services

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

Gamease, which is the operator of TLBB, BO, BH2 and certain other licensed MMOGs, Guanyou Gamespace, which provides online game services, and Shenzhen 7Road, which is the operator of Wartune, DDTank and certain other games developed by 7Road, obtained Internet publishing licenses on December 10, 2010, October 13, 2011 and September 2, 2011, respectively. TLBB, BO, BH2, Wartune, DDTank and some of Changyou’s other games were historically published through third parties that were licensed electronic publishing entities, because Gamease, Shenzhen 7Road had not obtained Internet publishing licenses at the time those online games were made publicly available. TLBB, BO, BH2, and certain of Changyou’s other existing games are currently published under an Internet publishing license held by Gamease and Shenzhen 7Road currently publishes Wartune, DDTank and certain other games developed by 7Road under authorization codes obtained through Shenzhen 7Road’s Internet publishing license. Shenzhen 7Road intends to publish certain of its pipeline and future games with authorization codes obtained through third parties. In addition, Wuhan Baina Information publishes an online game through third-parties that are licensed electronic publishing entities. Current PRC regulations are not clear as to the consequence of obtaining authorization codes through third-party electronic publishing entities. While we believe that arrangements like Changyou’s are acknowledged by the SAPPRFT, in view of the lack of formal interpretation regarding this issue the SAPPRFT might challenge Changyou’s current and past practices and could subject Changyou to various penalties, including fines, confiscation of publishing equipment and the revenues generated from the publishing activities, the revocation of Changyou’s business license, or the forced discontinuation of or restrictions on its operations.

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

In November 2014, November 2014, January 2014 and July 2014, respectively, the MOC issued renewed Online Culture Operating Permits to Gamease, Guanyou Gamespace, Shenzhen 7Road and Shanghai ICE. In addition, Wuhan Baina Information currently holds an Online Culture Operating Permit issued in July 2014.

The Interim Measures for the Administration of Online Games (“Online Game Measures”), issued by the MOC, which took effect on August 1, 2010, regulate a broad range of activities related to the online games business, including the development, production and operation of online games, the issuance of virtual currencies used for online games, and the provision of virtual currency trading services. The Online Game Measures provide that any entity that is engaged in online game operations must obtain an Online Culture Operating Permit, and require the content of an imported online game to be examined and approved by the MOC prior to the game’s launch and a domestic online game to be filed with the MOC within 30 days after its launch. The Notice of the Ministry of Culture on the Implementation of the Interim Measures for the Administration of Online Games, which was issued by the MOC on July 29, 2010 to implement the Online Game Measures, (i) requires online game operators to protect the interests of online game users and specifies certain terms that must be included in service agreements between online game operators and the users of their online games, (ii) specifies content review of imported online games and filing procedures for domestic online games, (iii) emphasizes the protection of minors playing online games and (iv) requests online game operators to promote real-name registration by their game users. Changyou has filed its games TLBB, Wartune, DDTank, BO, BH2, and certain of its other existing games with the MOC. If Changyou fails to maintain any of its permits, approvals or registrations, to make any necessary filings, or to apply for and obtain any required new permits, approvals or registrations or make any new filings on a timely basis, it may be subject to various penalties, including fines and a requirement that it discontinue or limit its operations.

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

The Administrative Measures for Content Self-Review by Internet Culture Business Entities, which took effect in December 2013, require Internet culture business entities to review, for compliance with legal requirements, the content of cultural products and services prior to providing such services to the public over the Internet. The content management systems of such Internet culture business entities must specify the responsibilities, standards and processes for content review as well as accountability measures, and must be filed with the local provincial branch of the MOC.

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

Information Security and Censorship relating to Online Games

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

Internet Cafés

Internet cafés are required to obtain an Online Culture Operating Permit from the MOC and to file the permit with the SAIC. Internet cafés are subject to requirements and regulations with respect to their locations, size, the number of computers, business hours and ages of their customers. In 2004, the MOC, the SAIC and some other governmental authorities jointly issued a notice to suspend issuance of new Internet café licenses. Though this nationwide suspension was generally lifted in 2005, local authorities have the authority in their discretion to control the number of new licenses and determine the recipients of new licenses. In addition, local and higher-level governmental authorities may from time to time strictly enforce customer age limits and other requirements relating to Internet cafés, as a result of the occurrence of, and media attention on, gang fights, arson or other incidents in or related to Internet cafés. On February 15, 2007, the MOC and other relevant government authorities jointly issued the Notice on the Reinforcement of the Administration of Internet Cafés and Online Games (“Internet Cafés Notice”), which imposed a nationwide suspension of approvals for the establishment of new Internet cafés in 2007 and imposed tougher penalties for Internet cafés that admitted minors. In 2008, 2009 and 2010, the MOC, the SAIC and other relevant government authorities, individually or jointly, issued several notices which provide various ways to strengthen the regulation of Internet cafés, including investigating and punishing the Internet cafés which accept minors, cracking down on Internet cafés without sufficient and valid licenses, limiting the total number of Internet cafés, screening unlawful games and Websites, and improving the coordination of regulation over Internet cafés and online games. As many of Changyou’s customers access their games from Internet cafés, any reduction in the number, or any slowdown in the growth, of Internet cafés in China as a result of stricter Internet café regulation will limit Changyou’s ability to maintain or increase its revenues and expand its customer base.

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

In February, 2013, 15 PRC governmental authorities, including SAPPRFT, the Ministry of Education, the MOC and the MIIT, jointly issued the Work Plan for the Integrated Prevention of Minors Online Game Addiction (“Work Plan”), implementing integrated measures by various authorities designed to prevent minors from being addicted to online games. Under the Work Plan, the current relevant regulations will be clarified and additional implementation rules will be issued, and online game operators will be urged to implement measures to protect minors.

On July 25, 2014, the SAPPRFT promulgated a Notice on Further Carrying out the Verification of Real-name Registration for Anti-Fatigue System on Internet Games (“Verification of Real-name Registration Notice”), which took effect on October 1, 2014. The Verification of Real-name Registration Notice requires local press and publication administrative departments to further strengthen their oversight of enterprises engaged in the publication and operation of online games, and to ensure that such enterprises strictly abide by anti-fatigue and real-name registration requirements when developing and promoting online games. The Verification of Real-name Registration Notice does not apply to mobile online games at present.

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

Regulation of Other Services

Lottery Sales

On May 4, 2009, the State Council issued Regulation on Administration of Lottery stating that Lottery Issuance Agencies and Lottery Sales Agencies may authorize other entities to conduct lottery sales. On September 26, 2010, Ministry of Finance (“MOF”) issued the Interim Measures on the Administration of Internet Lottery Sale (“Lottery Measures”), which set forth detailed requirements for the administration of online lottery sales as well as requirements for qualified online lottery service providers. Pursuant to the Lottery Measures, MOF is the supervisory and regulatory department of online lottery sales. Lottery Issuance Agencies may collaborate with other entities or authorize relevant lottery sales agencies to conduct online lottery sales, or appoint qualified entities as their online lottery sales agents. The Lottery Measures require qualified online lottery service providers to meet certain criteria, including having obtained an Internet content provider license. Lottery Issuance Agencies are required to apply to the MOF for approval of online lottery service providers that the Lottery Service Agencies propose be qualified to engage in online lottery business.

On January 18, 2012, the MOF, the Ministry of Civil Affairs and the General Administration of Sports jointly issued the Implementing Rules of the Regulation on Administration of Lottery (“Lottery Implementing Rules”), which became effective on March 1, 2012 and stipulate that lotteries sold without the MOF’s approval and a Lottery Issuing Agency’s or a Lottery Sales Agency’s authorization may be categorized as illegal lotteries.

On February 28, 2012, the General Administration of Sports issued the Urgent Notice on the Strengthening Execution of the Lottery Implementing Rules, reiterating that lotteries sold via the Internet without the approval of MOF will be deemed to be illegal lotteries. In December 2012, the MOF issued the Lottery Distribution and Sale Administration Measures, which became effective on January 1, 2013 and expressly allow Internet lottery sales.

On March 27, 2014, the MOF issued the Interim Measures on the Administration of the Sales of Lottery via Telephone (the “Telephone Lottery Measures”) to replace the MOF’s former version promulgated on September 26, 2010. Under the Telephone Lottery Measures, “sales of lottery via telephone” refers to the use of fixed-line telephones and mobile telephones to sell lotteries through short messages, voice calls and applications. Lottery Sales Agencies established by the civil affairs or sport administration department may authorize other entities (“Telephone Sales Agents”) to carry out the business of lottery sales via telephone. The Lottery Sales Agencies and the Telephone Sales Agent must enter into a commission agreement. A qualified Telephone Sales Agent is required to meet certain criteria, including having obtained a Value-Added Telecommunications Services Operating License. The Telephone Lottery Measures further require that a Telephone Sales Agent must conduct business in accordance with parameters approved by the MOF and with the commission agreement.

Online Payment Services

On June 14, 2010, the People’s Bank of China (“PBOC”) issued the Measures for the Administration of Payment Services Provided by Non-financial Institutions (the “Payment Services Measures”), which took effect on September 1, 2010. On December 1, 2010, the PBOC promulgated the Implementing Rules for the Payment Services Measures. The Payment Services Measures and their implementing rules require any non-financial institution engaging in payment services, such as online payment, issuance and acceptance of prepaid cards, and bill collection via bankcard, to obtain a Payment Service License. Any non-financial institution or individual engaged in the payment business without such a license may be ordered to cease its, his or her payment services and be subject to administrative sanctions and criminal liabilities. Applications for Payment Service Licenses are examined by the local branches of the PBOC and then submitted to the PBOC for approval. The registered capital of an applicant that engages in a nationwide payment business must be at least RMB100 million, while that of an applicant engaging in a payment business within a province must be at least RMB30 million. The Payment Services Measures and their implementing rules further stipulate that a payment institution is required to conduct its business only within the scope of business indicated in its Payment Service License. No payment institution may transfer, lease or lend its Payment Service License.

In addition, on February 1, 2013, the SAFE issued Guiding Opinions on the Pilot Services of Cross-Border E-commerce Foreign Exchange Payment by Payment Institutions (the “Guiding Opinions”), pursuant to which a payment institution is required to obtain approval from the SAFE in order to provide pilot foreign exchange payment services for cross-border e-commerce transactions. Under the Guiding Opinions, payment institutions may only provide foreign exchange payment services for cross-border e-commerce transactions where there is a real underlying transaction. The payment institution must also verify the real names and identity information of the clients involved in cross-border transactions, maintain records of the relevant transactions and make monthly reports to the local branch of the SAFE.

Production of Radio and Telecommunications Equipment

On September 11, 1993, the State Council and Central Military Commission jointly issued the Regulations on the Management of Radio Operation, under which the working frequencies, bands, and related technical indices of radio transmission equipment must conform to relevant regulations regarding radio and are required to be submitted to the state radio administration authority or its local branches. Pursuant to the Regulation on the Penalties of Radio Management issued by State Radio Regulatory Commission on October 28, 1995, failure to submit such information will result in the imposition of a fine.

On October 7, 1997, the State Radio Regulatory Bureau (formerly the State Radio Regulatory Commission), together with the General Administration of Quality Supervision, Inspection and Quarantine (formerly the State Bureau of Quality) promulgated Regulations on the Production of Radio Transmitting Equipment (the “Radio Transmitting Equipment Regulations”) ,which took effect on January 1,1999. Pursuant to the Radio Transmitting Equipment Regulations, each type of radio transmission equipment is subject to approval from State Radio Regulatory Bureau (“SRRC Certificate”) prior to production.

On May 10, 2001, MIIT promulgated the Administration Measures of the Network Entry of Telecommunication Equipment (the “Telecommunication Equipment Measures”), which was amended on September 23, 2014. Pursuant to the Telecommunication Equipment Measures, the State requires all telecommunications terminal equipment to be connected to a public telecommunications network to obtain network connection permits. A Permit of Network Connection, or China Type Approval Certificate (“CTA Certificate”), issued by the MIIT must be obtained for such telecommunications equipment. When a producer of such telecommunications terminal equipment applies for a CTA Certificate, it must submit a test report or product quality certificate (namely SRRC Certificate). If a CTA Certificate has not been obtained for such equipment, it may not be connected to a public telecommunications network and may not be used or sold domestically.

Real Estate Services

Pursuant to the latest Foreign Investment Industrial Guidance Catalogue, which became effective in January 2012, the real estate consulting business and the real estate brokerage business are among industries where foreign investment is restricted. In view of such restrictions, we conduct our real estate services largely through VIEs.

On April 4, 2001, the Ministry of Housing and Urban-Rural Development promulgated the Regulatory Measures on the Sale of Commercial Houses, pursuant to which a real estate developer may entrust a real estate service organization as a broker to pre-sell or sell primary residential housing. The regulatory measures provide that the real estate broker must not make any false statements regarding a property to clients and must present clients with relevant title certificates or sale permits of the properties and a related letter of authorization.

On December 29, 2006, the Ministry of Construction and the PBOC jointly issued the Circular Concerning Strengthening the Management of Real Estate Services and Regulating the Trade Settlement Capital Account, which provide a number of directives regulating the real estate services industry. Under such circular, a real estate service company is not permitted to receive cash purchase payments on behalf of clients in secondary real estate transactions and is required to establish separate security deposit accounts for clients in these transactions.

On January 20, 2011, the Ministry of Housing and Urban-Rural Development, the National Development and Reform Commission (the “NDRC”), and the Ministry of Human Resources and Social Security jointly issued the Measures for Administration on Real Estate Brokerage (the “Brokerage Measures”), which became effective on April 1, 2011 and govern the activities of real estate brokerages and real estate brokerage personnel in providing intermediary, agency and related services and charging commissions thereon. Furthermore, pursuant to the Brokerage Measures, a real estate brokerage company and its branches must have sufficient qualified real estate brokers who have obtained real estate broker licenses. The Brokerage Measures also require a real estate brokerage company to file with the real estate regulatory authority at the county level or above within 30 days after its business registration with the relevant local counterpart of SAIC.

Pilot New Era completed such filings with the relevant local real estate administrative authority on March 4, 2014.

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

Laws and Regulations Related to Intellectual Property Protection

China has adopted comprehensive legislation governing intellectual property rights, including copyrights, patents and trademarks.

Copyright

On September 7, 1990, The National People’s Congress promulgated the Copyright Law, which took effect on June 1, 1991 and was amended in 2001 and in 2010. The amended Copyright Law extends copyright protection to Internet activities, products disseminated over the Internet and software products. In addition, there is a voluntary registration system administered by the China Copyright Protection Center. The amended Copyright Law also requires registration of the pledge of a copyright.

In order to further implement the Computer Software Protection Regulations, promulgated by the State Council on December 20, 2001 and amended on January 30, 2013, the National Copyright Administration (the “NCA”) issued Computer Software Copyright Registration Procedures on February 20, 2002, which specify detailed procedures and requirements with respect to the registration of software copyrights.

To address the problem of copyright infringement related to content posted or transmitted over the Internet, on April 29, 2005 the NCA and the MIIT jointly promulgated the Measures for Administrative Protection of Copyright Related to Internet, which became effective on May 30, 2005. These measures apply to situations where an ICP operator (i) allows another person to post or store any works, recordings, audio or video programs on the Websites operated by such ICP operator, or (ii) provides links to, or search results for, the works, recordings, audio or video programs posted or transmitted by such person, without editing, revising or selecting the content of such material. Upon receipt of an infringement notice from a legitimate copyright holder, an ICP operator must take remedial actions immediately by removing or disabling access to the infringing content. If an ICP operator knowingly transmits infringing content or fails to take remedial actions after receipt of a notice of infringement harming public interest, the ICP operator could be subject to administrative penalties, including an order to cease infringing activities; confiscation by the authorities of all income derived from the infringement activities; or payment of fines.

On May 18, 2006, the State Council promulgated the Regulations on the Protection of the Right to Network Dissemination of Information (as amended in 2013). Under these regulations, an owner of the network dissemination rights with respect to written works or audio or video recordings who believes that information storage, search or link services provided by an Internet service provider infringe his or her rights may require that the Internet service provider delete, or disconnect the links to, such works or recordings.

Since 2005, the NCA, together with certain other PRC governmental authorities, have jointly launched annual campaigns, which normally last for three to four months every year, specifically aiming to crack down on Internet copyright infringement and piracy in China. According to the Notice of 2010 Campaign to Crack Down on Internet Infringement and Piracy promulgated by the NCA, the Ministry of Public Security and the MIIT on July 19, 2010, one of the main targets, among others, of the 2010 campaign was Internet audio and video programs. From the time the 2010 campaign commenced in late July, the local branches of the NCA focused on popular movies and television series, newly published books, online games and animation, music and software and illegal uploading or transmission of a third party’s works without proper license or permission, sales of pirated audio/video and software through e-commerce platforms, providing search links, information storage, Web hosting or Internet access services for third parties engaging in copyright infringement or piracy and infringement by the use of mobile media. In serious cases, the operating permits of the Websites engaging in illegal activities may be revoked, and such Websites may be ordered to shut down.

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

Patent Law

On March 12, 1984, the Standing Committee of the National People’s Congress promulgated the Patent Law, which was amended in 1992, 2000 and 2008. On June 15, 2001, the State Council promulgated the Implementation Regulation for the Patent Law, which was amended in January 9, 2010. According to these laws and regulations, the State Intellectual Property Office is responsible for administering patents in the PRC. The Chinese patent system adopts a “first to file” principle, which means that where more than one person files a patent application for the same invention, a patent will be granted to the person who filed the application first. To be patentable, invention or utility models must meet three conditions: novelty, inventiveness and practical applicability. A patent is valid for 20 years in the case of an invention and 10 years in the case of utility models and designs. A third-party user must obtain consent or a proper license from the patent owner to use the patent. Otherwise, third-party use constitutes an infringement of patent rights.

Trademark Law

On August 23, 1982, the Standing Committee of the National People’s Congress promulgated the Trademark Law (the “Trademark Law”), which was amended in 1993, 2001 and 2013. On September 15, 2002, the State Council promulgated the Implementation Regulation for the Trademark Law, which was amended in April 29, 2014. Under the Trademark Law and the implementing regulation, the Trademark Office of the Administration for Industry and Commerce is responsible for the registration and administration of trademarks. The Administration for Industry and Commerce under the State Council has established a Trademark Review and Adjudication Board for resolving trademark disputes. As with patents, China has adopted a “first-to-file” principle for trademark registration. If two or more applicants apply for registration of identical or similar trademarks for the same or similar commodities, the application that was filed first will receive preliminary approval and will be publicly announced. For applications filed on the same day, the trademark that was first used will receive preliminary approval and will be publicly announced. Registered trademarks are valid for ten years from the date the registration is approved. A registrant may apply to renew a registration within twelve months before the expiration date of the registration. If the registrant fails to apply in a timely manner, a grace period of six additional months may be granted. If the registrant fails to apply before the grace period expires, the registered trademark shall be deregistered. Renewed registrations are valid for ten years.

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

Laws and Regulations Related to Consumer Protection and Privacy Protection

Consumer Protection

The MIIT set forth various requirements for consumer protection in a notice, issued on April 15, 2004, which addresses certain problems in the telecommunications sector, including ambiguity in billing practices for premium services, poor quality of connections and unsolicited SMS messages, all of which impinge upon the rights of consumers.

This trend was continued with the issuance of the Notice Regarding the Ratification and Administration of Mobile Information Services Fees and Charges Method by the MIIT on September 8, 2006.

On January 26, 2014, the SAIC issued the Administrative Measures on Online Transactions (the “Online Transaction Measures”), which took effect on March 15, 2014, to regulate online commodity trading and related online services and replace the previous Interim Measures for the Administration of Online Commodities Trading and Relevant Services issued on May 31, 2010. The Online Transaction Measures stipulate various obligations of online service providers, including the obligation to protect the interests of customers. Under the Online Transaction Measures, commodities or relevant services transacted online must comply with relevant laws, regulations and rules. When selling commodities or providing services to consumers, online commodity operators must comply with all applicable laws with respect to the protection of consumer rights/interests, intellectual property rights of others and the prevention of unfair competition. Information on commodities or services provided by online commodity operators or related service operators must be authentic and accurate.

We are aware of the increasingly strict legal environment covering consumer protection in China, and we strive to adopt all measures necessary to ensure that our business complies with these evolving standards.

Privacy Protection

The PRC Constitution states that PRC law protects the freedom and privacy of the communications of citizens and prohibits infringement of such rights. In recent years, PRC government authorities have issued various regulations on the use of the Internet that are designed to protect personal information from unauthorized disclosure. For example, the ICP Measures prohibit an Internet information services provider from insulting or slandering a third party or infringing upon the lawful rights and interests of a third party. In addition, PRC regulations authorize PRC telecommunication authorities to demand rectification of unauthorized disclosure by ICPs.

Chinese law does not prohibit ICPs from collecting and analyzing personal information from their users. The PRC government, however, has the power and authority to order ICPs to submit personal information of an Internet user if such user posts any prohibited content or engages in illegal activities on the Internet. In addition, the Several Provisions stipulate that ICPs must not, without the users’ consent, collect information on users that can be used, alone or in combination with other information, to identify the user, or User Personal Information, and may not provide any User Personal Information to third parties without prior user consent. ICPs may only collect User Personal Information necessary to provide their services and must expressly inform the users of the method, content and purpose of the collection and processing of such User Personal Information. In addition, an ICP may use User Personal Information only for the stated purposes under the ICP’s scope of services. ICPs are also required to ensure the proper security of User Personal Information, and take immediate remedial measures if User Personal Information is suspected to have been disclosed. If the consequences of any such disclosure are expected to be serious, the ICP must immediately report the incident to the telecommunications regulatory authorities and cooperate with the authorities in their investigations. In addition, the PRC government has the power and authority to order ICPs to submit personal information of an Internet user if such user posts any prohibited content or engages in any illegal activity on the Internet. We require our users to accept a user agreement whereby they agree to provide certain personal information to us. If we violate these regulations, the MIIT or its local bureaus may impose penalties and we may be liable for damage caused to our users.

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

On August 21, 2014, the supreme people’s court promulgated the Provisions of the Supreme People’s Court on Application of Laws to Cases Involving Civil Disputes over Infringement upon Personal Rights and Interests by Using Information Networks, pursuant to which if an ICP operator discloses genetic information, medical records, health examination data, criminal record, home address, private events and or other personal information of a natural person online, causing damage to the person, the People’s Court should support a claim by the infringed party for recovery of damages from the infringing ICP operator.

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

Laws and Regulations Related to Security and Censorship

The principal pieces of PRC legislation concerning information security and censorship are:

•	The Law of the People’s Republic of China on the Preservation of State Secrets (1988, as amended in 2010) and related Implementing Rules (2014);

•	The Law of the People’s Republic of China Regarding Anti-spy (2014);

•	Rules of the People’s Republic of China for Protecting the Security of Computer Information Systems (1994, as amended in 2011);

•	Administrative Regulations for the Protection of Secrecy on Railway Computer Information Systems Connected to International Networks (1999);

•	Regulations for the Protection of State Secrets for Computer Information Systems on the Internet (2000);

•	Notice issued by the Ministry of Public Security of the People’s Republic of China Regarding Issues Relating to the Implementation of the Administrative Measure for the Security Protection of International Connections to Computer Information Networks (2000);

•	The Decision of the Standing Committee of the National People’s Congress Regarding the Safeguarding of Internet Security (2000) which has been amended in 2009; and

•	Measures for the Administration of Commercial Website Filings for the Record (2004).

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

Under the aforementioned legislation, it is mandatory for Internet companies in the PRC to complete security filing procedures with the local public security bureau and for them provide regular updates to the local public security bureau regarding information security and censorship systems for their Websites. In this regard, on October 1, 2004, the Administrative Rules on the Filing of Commercial Websites (“Commercial Websites Filing Rules”) were promulgated by the Beijing Administration of Industry and Commerce (Beijing AIC),to replace the Detailed Implementing Rules for the Measures for the Administration of Commercial Website Filings for the Record promulgated by the Beijing AIC on September 1, 2000. The Commercial Websites Filing Rules state that operators of commercial Websites must comply with the following requirements:

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

On December 4, 2009, the MIIT and three other PRC government authorities jointly issued the Incentives Measures for Report of Pornographic, Obscene and Vulgar Messages on Internet and Mobile Media (“Anti-Pornography Notice”), to crack down on online pornography. Pursuant to the Anti-Pornography Notice, rewards of up to RMB10,000 will be provided to Internet users who report Websites that feature pornography, and a committee has been established to review such reports to determine an appropriate award. During a PRC anti-pornography campaign, which continued during 2014, many Websites (including mobile Websites) that contained pornography were closed down. In addition, China Mobile Communication Corporation (“China Mobile”) announced a temporary suspension of billing for Wireless Application Protocol (“WAP”) services, as a means of fighting against Websites providing pornographic content.

On April 13, 2014, the National Working Group on Anti-Pornography and three other PRC government authorities jointly issued the Proclamation of Special Action Regarding Crackdown on Online Pornographic Content (the “Anti-Pornography Proclamation”). Under the Anti-Pornography Proclamation, Internet service providers must immediately remove texts, images, video, advertisements and other information that contain pornographic content. The relevant government authority may order enterprises or individuals who flagrantly produce or disseminate pornographic content to stop conducting business, and may revoke relevant administrative permits. Moreover, an enterprise or individual who provides telecom operation services, network access services, advertising services or payment services to facilitate dissemination of pornographic content may have criminal or civil penalties imposed under the PRC Criminal Law and other relevant laws and regulations.

Censorship of Online Music Content

Pursuant to the MOC Notice issued on September 3, 2009, any domestic music products are required to be filed with the MOC within 30 days after being made available online. Further, the MOC Notice provides that imported music products must be approved by the MOC before being made available online.

Laws and Regulations Related to Unfair Competition

Pursuant to the Anti-Unfair Competition Law, which took effect in 1993, a business operator is prohibited from any of the following unfair activities:

•	copying and using the registered trademarks of others;

•	using the same or similar names, packages or decorations of well-known brand name products so as to mislead buyers;

•	using the names of other enterprises without authorization so as to mislead buyers; and

•	forging identification marks, marks indicating good quality and other marks on commodities or falsifying the place of origin or using other false indicators to mislead people with regard to quality.

In addition, the Supreme People’s Court has promulgated an Interpretation on Several Issues Relating to the Application of the Law in Civil Trials for Unfair Competition Cases, effective as of February 1, 2007. This interpretation provides guidance on how to conduct trials involving unfair competition, protect the legal rights and interests of business operators and maintain orderly market competition.

Regulation of M&A and Overseas Listings

On August 8, 2006, six PRC regulatory agencies, including the MOC, the State Assets Supervision and Administration Commission, the State Administration of Taxation (“SAT”), the SAIC, the China Securities Regulatory Commission (“CSRC”), and the SAFE, jointly issued the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (“M&A Rule”), which became effective on September 8, 2006 and amended on June 22, 2009. The M&A Rule includes provisions that purport to require that an offshore special purpose vehicle formed for purposes of the overseas listing of equity interests in PRC companies and controlled directly or indirectly by PRC companies or individuals obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange.

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

Laws and Regulations Related to Antitrust

On August 30, 2007, the Standing Committee of the National People’s Congress of the PRC adopted the PRC Anti-Monopoly Law (“AML”), which took effect on August 1, 2008. Pursuant to the AML, monopolistic conduct, including entering into monopoly agreements, abuse of dominant market position and concentration of undertakings that have the effect of eliminating or restricting competition, is prohibited. To further implement the Antitrust Law and clarify certain issues, the State Council, MOFCOM, NDRC and SAIC, issued several regulations and rules, including the Provisions on Thresholds for Prior Notification of Concentrations of Undertakings issued by the State Council on August 3, 2008, the Regulation on the Prohibition of Acts Involving Monopolistic Agreements issued by the SAIC on December 31, 2010, the Regulation on the Prohibition of Conduct Constituting an Abuse of a Dominant Market Position issued by the SAIC on December 31, 2010, the Regulation on the Prevention of Conduct Constituting an Abuse of Administrative Powers to Eliminate or Restrict Competition by the SAIC on December 31, 2010, the Anti-Price Monopoly Regulation issued by the NDRC on 29 December 2010, the Declaration Rules for Concentrations of Undertakings issued by the MOFCOM on November 21, 2009, the Assessment Rules for Concentration of Undertakings issued by the MOFCOM on November 24, 2009, and the Provisional Measures on the Investigation and Handling of Concentrations between Business Operators which Were Not Notified in Accordance with the Law issued by the MOFCOM on December 30, 2011.

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

Concentration of Enterprises: pursuant to the AML, where a concentration of enterprises reaches the declaration threshold stipulated by the State Council, a declaration must be lodged in advance with the antitrust authority under the State Council. Otherwise, the concentration cannot be effected. Concentration refers to (1) a merger of enterprises; (2) acquiring control over other enterprises by an enterprise through acquiring equities or assets; or (3) acquiring control over, or the possibility of exercising decisive influence on, an enterprise by contract or by any other means. Under the Provisions on Thresholds for Prior Notification of Concentrations of Undertakings, the thresholds for prior notification of concentration of enterprises are the following:

•	the combined worldwide turnover of all of the subject enterprises in the preceding financial year is more than RMB10 billion, and the nationwide turnover within China of each of at least two of the subject enterprises in the preceding financial year is more than RMB400 million; or

•	the combined nationwide turnover within China of all the subject enterprises in the preceding financial year is more than RMB2 billion, and the nationwide turnover within China of each of at least two of the subject enterprises in the preceding financial year is more than RMB400 million.

If business operators fail to comply with these mandatory declaration provisions, the antitrust authority is empowered to terminate and/or unwind the transaction, dispose of relevant assets, shares or businesses and impose fines up to RMB500,000.

Regulation of Foreign Currency Exchange and Dividend Distribution

The principal regulations governing foreign currency exchange in China are the Foreign Exchange Administration Regulations (“FX Regulations”), which were last amended in August 2008. Under the FX Regulations, the RMB is freely convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions, but not for capital account items, such as direct investments, loans, repatriation of investments and investments in securities outside of China, unless the prior approval of the SAFE is obtained and prior registration with the SAFE is made. On August 29, 2008, the SAFE issued a notice, Circular 142, regulating the conversion by a foreign-invested company of foreign currency into RMB by restricting how the converted RMB may be used. Circular 142 requires that the registered capital of a foreign-invested company settled in RMB converted from foreign currencies may only be used for purposes within the business scope approved by the applicable governmental authority and may not be used for equity investments within the PRC. In addition, the SAFE increased its oversight of the flow and use of the registered capital of a foreign-invested company settled in RMB converted from foreign currencies. The use of such RMB capital may not be changed without the SAFE’s approval, and may not in any case be used to repay RMB loans if the proceeds of such loans have not been used. Violations of Circular 142 will result in severe penalties, such as heavy fines. SAFE further promulgated Circular on Further Clarifying and Regulating Relevant Issues Concerning the Administration of Foreign Exchange under Capital Account in November 2011, which, among other things, restricts a foreign-invested enterprise from using RMB converted from its registered capital to provide loans or repay loans between non-financial enterprises. As a result, these circulars may significantly limit our ability to transfer cash or other assets from Sohu.com Limited, 7 Road, Changyou and/or our other non-PRC subsidiaries into our PRC Subsidiaries, which may adversely affect our business, and we may not be able to convert foreign currencies into RMB to invest in or acquire any other PRC companies.

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

In July 2014, the SAFE promulgated the Circular on Issues Concerning Foreign Exchange Administration Over the Overseas Investment and Financing and Roundtrip Investment by Domestic Residents Via Special Purpose Vehicles (“Circular 37”) which replaced Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Corporate Financing and Roundtrip Investment through Offshore Special Purpose Vehicles (“Circular 75”). Circular 37 requires PRC residents, including PRC institutions and individuals, to register with the local SAFE branch in connection with their direct establishment or indirect control of an offshore entity, referred to in Circular 37 as a “special purpose vehicle,” for the purpose of holding domestic or offshore assets or interests. PRC residents must also file amendments to their registrations in the event of any significant changes with respect to the special purpose vehicle, such as increase or decrease of capital contributed by PRC individuals, share transfer or exchange, merger, division or other material event. Under these regulations, PRC residents’ failure to comply with specified registration procedures may result in restrictions being imposed on the foreign exchange activities of the relevant PRC entity, including the payment of dividends and other distributions to its offshore parent, as well as restrictions on capital inflows from the offshore entity to the PRC entity, including restrictions on the ability to contribute additional capital to the PRC entity. Further, failure to comply with the various SAFE registration requirements could result in liability under PRC law for evasion of foreign exchange regulations.

Under Circular 37, if a non-listed special purpose vehicle uses its own equity to grant equity incentives to any directors, supervisors, senior management or any other employees directly employed by a domestic enterprise which is directly or indirectly controlled by such special purpose vehicle, or with which such an employee has established an employment relationship, related PRC residents and individuals may, prior to exercising their rights, apply to the SAFE for foreign exchange registration formalities for such special purpose vehicle. However, in practice, different local SAFE branches may have different views and procedures on the interpretation and implementation of the SAFE regulations, and since Circular 37 was the first regulation to regulate the foreign exchange registration of a non-listed special purpose vehicle’s equity incentives granted to PRC residents, there remains uncertainty with respect to its implementation.

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

The principal regulations governing distribution of dividends of foreign holding companies include the Foreign Investment Enterprise Law (1986), which was amended in October 2000, and the Administrative Rules under the Foreign Investment Enterprise Law (2001), which was amended in February, 2014.

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

Conclusion

In the opinion of Haiwen, our principal PRC Subsidiaries and principal VIEs are approved to engage in the specific online services (categorized and addressed in the above sections) as described in the respective scopes indicated in the corresponding licenses and/or permits issued to the respective companies.

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

We have registered three service marks with the U.S. Patent and Trademark Office. They are (i) Sohu.com, registered on August 1, 2000; (ii) Sohu.com (stylized), registered on August 1, 2000; and (iii) Sohu, registered on June 13, 2000. We received the registration certificate for the mark “SOHU.com” issued by the China Trademark Office in September 2000. We have also filed registration applications with the China Trademark Office to register other key marks, including Sohu.com logos, Sohu Fox logos, 17173, GoodFeel logos, Go2Map, Sogou logos, Sohu Focus, TLBB, ChangYou.com, cyou.com, TL logos, Blade Online, 7Road, DDTank, Wartune and 17173 and their corresponding Chinese version marks. We succeeded in registering certain marks such as Sohu.com logos, Sohu Fox logos, www.focus.com.cn, GoodFeel logos,Go2Map, Sogou logos, Sohu Focus, Sohu Auto, TLBB, ChangYou.com, cyou.com, TL Logos, DDTank, 17173 and Dolphin Browser in the PRC under certain classes, while the others are still under examination by the China Trademark Office. We also filed registration of trademarks relating to our subsidiary companies’ names and Changyou’s online games and other businesses in various countries and regions, such as the United States, European Union, Turkey, Japan, South Korea, Malaysia, Indonesia, Vietnam, Thailand, Brazil, Taiwan and Hong Kong. Our rights to these marks could be affected adversely if any of our applications are rejected. In addition, it is possible that our competitors will adopt product or service names similar to ours, thereby impeding our ability to distinguish our brand and possibly leading to customer confusion.

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

TECHNOLOGY INFRASTRUCTURE

We have built what we believe is a reliable and secure network infrastructure, that will fully support our operations, which include one of the most comprehensive matrices of Chinese language content and services, provided by Sohu and Sogou, and one of the most popular online games in China, provided by Changyou.

Chinese Language Content and Services

As of December 31, 2014 we maintained approximately 28,984 servers located in Internet data centers in over fifty major cities in China, To fully support our operation of the Chinese language content and services, we have established 10 main service provision centers in Beijing through China Mobile, China United Network Communication Group Company Limited (“China Unicom”), and China Telecom Corporation (“China Telecom”) to support most of our core services. China Mobile, China Unicom, and China Telecom are the three largest Internet connection service providers in China and their nodes in Beijing are one of their core nodes across China. In addition, we have established many branch nodes in different provinces throughout China through different Internet connection operators, such as China Mobile, China Unicom, China Telecom, CERNET and etc. in order to establish national coverage and provide fast and stable access to our Website properties to users across China.

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

Online Games

Changyou has also built what we believe is a reliable and secure network infrastructure that will fully support its online game operations. In order to maintain stable operations of its MMOGs, as of December 31, 2014 Changyou maintained approximately 7,725 servers located in Internet data centers in 11 major cities in China, with the capacity to accommodate up to 5 million concurrent game players, and a sufficient amount of connectivity bandwidth to maintain such service. In order to enhance its game players’ experience and minimize the impact of cross-region connections, Changyou has located its game servers in a number of regions throughout China, enabling its game players to play its games by connecting to the nearest servers located in the game players’ region without needing to exchange data across the national backbone network. As we do, Changyou has technical support employees to maintain its current technology infrastructure and develop new software features to further enhance the functionality of its management and security systems. Changyou monitors the operation of its server network 24 hours a day, seven days a week. Changyou’s remote control system allows it to track its concurrent online users in real time, and to discover and fix problems in the operation of hardware and software in its server network in a timely fashion. In addition, Changyou frequently updates its game servers to ensure the stability of the servers’ operation and reduce risks.

EMPLOYEES

As of December 31, 2014, we had approximately 13,657 full-time and part-time employees. We also employ independent contractors to support our research and development, sales, marketing, and editorial departments. None of our personnel are represented under collective bargaining agreements.

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

As a company operating in the rapidly evolving PRC Internet market, we face numerous risks and uncertainties. Some of these risks relate to our ability to:

•	continue to attract users to remain with us and use our products and services as the primary means of surfing the Internet switches from traditional PCs to mobile phones or other portable devices;

•	continue to attract a larger audience to our matrices of Chinese language content and services by expanding the type and technical sophistication of the content and services we offer;

•	develop a sufficiently large user and advertiser base for our search and Web directory business;

•	maintain and attract online game users by periodically updating our existing online games and developing and launching new online games;

•	increase the revenues derived from our fee-based services and products we offer online;

•	build our Sohu Media Portal, Sohu Video, Focus, search and Web directory, online game, mobile and other businesses successfully;

•	attract and retain qualified personnel; and

•	effectively control our increased costs and expenses as we expand our business.

Our operating results are likely to fluctuate significantly and may differ from market expectations.

Our annual and quarterly operating results have varied significantly in the past, and may vary significantly in the future, due to a number of factors which could have an adverse impact on our business. Our online advertising revenue often fluctuates as our advertisers adjust their online marketing spending as their industries go through business cycles. Currently, a significant portion of our online game revenue is attributable to Tian Long Ba Bu (“TLBB”). If Changyou fails to improve and update TLBB on a timely basis, or if Changyou’s competitors introduce more popular games catering to Changyou’s game-player base, TLBB could lose its popularity, which could cause a significant decrease in our revenues. We rely on third-party providers for high-quality news, video, audio and text content in order to make our Websites more attractive to users and advertisers. During 2014, video content costs escalated sharply and adversely affected our operating results. In addition, Sogou incurred significant traffic acquisition costs for leveraging traffic from Sogou Website Alliance members’ Websites to expand distribution of our advertisers’ Website links or advertisements. If traffic acquisition costs increase sharply, Sogou’s operating results may be adversely affected. Changyou’s sales and marketing expenses, mainly for the promotion of the mobile strategy, for the platform channel business increased significantly in recent years. If our mobile strategy for our platform channel business is not successful, we may not be able to recoup those expenses.

In addition, we are unsure if our revenues from online advertising and online games will continue to grow, and if they do grow, whether they will grow at a rate that is sufficient to cover our increasing costs. We also are subject to governmental regulations that may change at any time with or without notice. As a result, we believe that year-to-year and quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. In addition, we have experienced very high growth rates in online advertising and online games in the past, and there may be expectations in the market that these growth rates will continue. However, in the past our operating results have sometimes fallen below the expectations of public market analysts and investors, and they may do so again in the future, which could cause the market price for our common stock to fall.

We depend on Changyou’s online games, and on Changyou’s MMOG TLBB in particular, for a significant portion of our revenues, net income, and operating cash flow. Any decrease in TLBB’s popularity would have any adverse effect on our operating results.

We rely on Changyou’s online games for a significant portion of our revenues, net income and operating cash flows. For the year ended December 31, 2014, 25% of our total revenues and 63% of our online game revenues were derived from TLBB. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Our Business.” If Changyou’s online game revenues, and those from TLBB in particular, decrease or do not continue to grow, our revenues, net income and cash flows are likely to be adversely affected. In particular, if Changyou fails to improve and update TLBB on a timely basis, or if Changyou’s competitors introduce more popular games catering to Changyou’s game-player base, TLBB could lose its popularity, which could cause significant decrease in our revenues, net income and cash flow. Furthermore, if there are any interruptions in TLBB’s operations due to unexpected server interruptions, network failures or other factors, game players may be prevented or deterred from making purchases of virtual items, which could also cause significant decreases in our revenues, net income and cash flow.

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

We have many competitors in the PRC Internet market, including among others Tencent, Alibaba, Baidu, Sina, NetEase, Phoenix, iQIYI, YoukuTudou, SouFun, Leju, Autohome, BitAuto, Qihoo, UCWeb, Google, Microsoft, YY, Shanda, Perfect World, Giant, Kalends Inc., NetDragon and Shenzhen ZQGame and Kingsoft.

We compete with our peers and competitors in China primarily on the following basis:

•	access to financial resources;

•	gateway to a host of Internet user activities;

•	technological advancements;

•	attractiveness of products;

•	brand recognition;

•	volume of traffic and users;

•	quality of Websites and content;

•	strategic relationships;

•	quality of services;

•	effectiveness of sales and marketing efforts;

•	talented staff; and

•	pricing;

Our competitors may have certain competitive advantages over us including:

•	greater brand recognition among Internet users and clients;

•	better products and services;

•	larger user and advertiser bases;

•	more extensive and well developed marketing and sales networks; and

•	substantially greater financial and technical resources.

Our existing competitors may in the future achieve greater market acceptance and gain a greater market share through launching of new products, introducing new technologies, or forming alliances among themselves, or may enhance their ability to compete with us through mergers and acquisitions or financing activities. For example, during the past few years, many of our competitors have successfully raised significant amounts of capital through IPOs, follow-on public equity offerings, and convertible bond offerings. Several of our competitors have also conducted private placements of equity or debt that included alliances with larger partners who are able to bring them strategic advantages in addition to financing. By enhancing their capital bases and forming strategic alliances, our competitors have strengthened their competitiveness and gained greater brand recognition. As a result, we are likely to need additional financial and additional strategic resources in order to compete effectively in the primary markets in which we operate. If our competitors are more successful than we are in developing products or in attracting and retaining users and advertisers, our revenues and growth rates could decline. It is also possible that new competitors may emerge and acquire significant market share. In addition, operators of leading Websites or Internet service providers, including Tencent, Alibaba, Baidu, Google and Microsoft, currently offer, and could expand, their online products and services targeting China. Such entities may cooperate with other organizations in China to accelerate their entry into, and to enhance their competitiveness in, the key Chinese markets in which we operate.

If we fail to successfully develop and introduce new products, features and services, our ability to attract and retain users and generate revenues could be harmed.

We are continually developing new products, features and services for our users. The planned timing or introduction of new products, features and services is subject to risks and uncertainties. Actual timing may differ materially from original plans. Unexpected technical, operational, distribution or other problems could delay or prevent the introduction of one or more of our new products or services. Emerging start-ups may be able to innovate and provide new products, features and services faster than we can. Moreover, we cannot be sure that any of our new products, features and services will achieve widespread market acceptance or generate incremental revenue.

In addition, we may experience difficulties in promoting our new products, features and services as a result of the significant market power of our competitors or any anti-competitive practices they might engage in. For example, our efforts to increase Sogou Input Method’s market share and Sogou Browser’s penetration of the market through the frequent launch and promotion of new functions in our existing products have been impeded by certain of our existing competitors’ actions. Such actions have included using products, with the stated premise of protecting users’ Internet security, to present technical obstacles to Sogou Input Method and Sogou Browser, such as preventing the installation or interrupting the running of Sogou Input Method and Sogou Browser or inducing users to uninstall Sogou Browser. As a result, despite considerable efforts in this regard, we may fail to attract and retain users.

As devices other than personal computers, such as mobile phones, tablets and other internet-enabled mobile devices, are increasingly used to access the Internet, we believe that we must develop products and applications for such devices if we are to maintain or increase our market share and revenues, and we may not be successful in doing so.

Devices other than personal computers, such as mobile phones, tablets, wearable devices and other internet-enabled mobile devices, are used increasingly in China and in overseas markets to access the Internet. We believe that, for our business to be successful, we will need to design, develop, promote and operate new products and applications that will be popular with such devices. The design and development of new products and applications may not be successful. We may encounter difficulties with the installation of such new products and applications for mobile devices, and such products and applications may not function smoothly. As new devices are released or updated, we may encounter problems in developing and upgrading our products or applications for use on mobile devices and we may need to devote significant resources to the creation, support, and maintenance of such products or applications for mobile devices.

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

The Internet industry is undergoing rapid technological changes. Our future success will depend on our ability to respond to rapidly evolving technologies, adapt our services to changing industry standards and improve the performance and reliability of our services. If we fail to adapt to such changes, our business may be adversely affected. For example, with the emergence of cloud computing technology, the primary Internet technology platform has been transformed from a traditional platform to a cloud computing platform. If we fail to adapt to the transformation, our products and services upgrade process will fall behind our competitors, and accordingly weaken our capacity to adapt our technology to the market. Furthermore, cloud computing itself is a significant business opportunity. If we fail to seize the opportunity, we will lose our ability to capture a share of that market. In addition, as mobile devices other than personal computers are increasingly used to access the Internet, we must develop products and services for such devices. To meet advertisers’ needs in targeting potential advertisers accurately, we need to develop and operate a more effective system for our advertising delivery, tracking and recording. Otherwise, we will not be able to maintain or increase our revenues and market share. In the meantime, the MIIT and other PRC governmental authorities can be expected to regularly promulgate standards and other regulations regarding Internet software and other Internet-based technologies. Adapting to any such standards and regulations could require us to make significant expenditures in the future.

Our strategy of acquiring complementary assets, technologies and businesses may fail and result in impairment losses.

As a component of our growth strategy, we have acquired and intend to actively identify and acquire assets, technologies and businesses that are complementary to our existing businesses. Our acquisitions could result in the use of substantial amounts of cash, issuance of potentially dilutive equity securities, significant impairment losses related to goodwill or amortization expenses related to intangible assets and exposure to undisclosed or potential liabilities of acquired companies. For example, in 2014 Changyou recognized a $33.8 million impairment loss for goodwill and a $15.3 million impairment loss for acquired intangible assets related to RaidCall, as a result of Changyou’s management’s assessment that the impairments existed based on its conclusion that RaidCall was unable to provide expected synergies with Changyou’s online games business.

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

Moreover, to keep pace with the rapidly developing and evolving Internet industry, we must explore new products, services or revenue models for our business. For example, in addition to using traditional advertising forms, we have begun to embed product placements in our in-house produced Web video series; for our auto business, we offer subscription services to automobile dealers in China; and for our real estate business, we sell paid memberships through which potential home buyers can purchase properties from our partner developers at discounts. Each of these new business areas is largely untested for us. We also have recently begun acting as an agent on behalf of third parties providing distribution and payment services for online lotteries. Currently, it is unclear if we need to obtain approval from the MOF with respect to our provision of online lottery sales on behalf of third parties. Moreover, we have also entered into a commission agreement to carry out the business of lottery sales via telephone with a lottery sales agency established by a department of the civil affairs administration. Pursuant to the Telephone Lottery Measures, such a lottery sales agency is required to obtain approval from the MOF to engage in the telephone lottery business and, as of the date of this annual report, it is unclear to us whether or not the lottery sales agency has obtained such approval. Therefore, it is possible that we are not qualified to sell lotteries online or via telephone, because implementation rules regarding online and telephone lottery sales that might clarify the requirements are pending. If we fail to obtain such authorization or approval if and when we are required to do so, we may have to discontinue providing such services or we could be subject to penalties.

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

We rely on third party providers for high-quality news, video, audio and text content in order to make our Websites more attractive to users and advertisers. Most of our content providers have increased the fees they charge us for their content. This trend has increased our costs and operating expenses and has affected our ability to obtain content at an economically acceptable cost. During 2014, video content costs escalated sharply. If we are not able to purchase as much video content as we did in 2014, the size of our video library will be reduced and our attractiveness to users will be severely impaired and advertisers may choose not to advertise through our Websites, including our online video site. Except for exclusive content that we obtain from certain of our video content providers, much of the third party content provided to our Websites is also available from other sources or may be provided to other Internet companies. If other Internet companies present the same or similar content in a superior manner, it would adversely affect our user traffic.

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

Our future success is heavily dependent upon the services of our key executives, particularly Dr. Charles Zhang, who is the founder, Chief Executive Officer, Chairman of the Board, and a major shareholder of our company. We rely on his expertise in our business operations. For Sogou, we rely heavily on the services of Xiaochuan Wang, Sogou’s Chief Executive Officer. For Changyou, we rely heavily on the services of Carol Yu and Dewen Chen, Changyou’s Co-Chief Executive Officers. If one or more of our key executives and employees are unable or unwilling to continue in their present positions, we may not be able to replace them easily and our business may be severely disrupted. In addition, if any of our key executives or employees joins a competitor or forms a competing company, we may lose know-how, key professionals and staff members as well as customers, suppliers and incur additional expenses to recruit and train personnel. Each of our executive officers has entered into an employment agreement and a confidentiality, non-competition and non-solicitation agreement with us. However, the degree of protection afforded to an employer pursuant to confidentiality and non-competition undertakings governed by PRC law may be more limited when compared to the degree of protection afforded under the laws of other jurisdictions. We do not maintain key-man life insurance for any of our key executives.

We also rely on a number of key technology staff for our business. Given the competitive nature of the industry, the risk of key technology staff leaving Sohu is high and could have a disruptive impact on our operations.

Our growth may cause significant pressures upon our financial, operational, and administrative resources.

Our financial, operational, and administrative resources may be inadequate to sustain the growth we want to achieve. As the demands of our users and the needs of our customers change, the number of our users and volume of online advertising increase, requirements for maintaining sufficient servers to provide high-definition online video and to provide game players smooth online game experiences increase, requirements for search traffic and users’ requirements as to the quality of search services increase, and mobile activities increase, we will need to increase our investment in our network infrastructure, facilities and other areas of operations. If we are unable to manage our growth and expansion effectively, the quality of our services could deteriorate and our business may suffer. Our future success will depend on, among other things, our ability to:

•	access financial resources;

•	adapt our services and maintain and improve the quality of our services;

•	protect our Website from hackers and unauthorized access;

•	continue training, motivating and retaining our existing employees and attract and integrate new employees; and

•	maintain and improve our operational, financial, accounting and other internal systems and controls.

Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business.

We regard our copyrights, trademarks, trade secrets and other intellectual property as critical to our success. Unauthorized use of our intellectual property by third parties may adversely affect our business and reputation. We rely on trademark and copyright law, trade secret protection and confidentiality agreements with our employees, customers, business partners and others to protect our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without authorization. For example, under the newly amended Patent Law of the PRC (promulgated by the NPC Standing Committee on December 27, 2008, and effective as of October 1, 2009), the State Council’s Patent Administration Department may grant a compulsory license to individuals or entities to use our patent, once our exploitation of the patent has been determined to be violate the antitrust laws. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries are uncertain and still evolving. In particular, the laws of the PRC and certain other countries are uncertain or do not protect intellectual property rights to the same extent as do the laws of the United States. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Future litigation could result in substantial costs and diversion of resources. For example, in 2014, we filed intellectual property-related lawsuits within Mainland China. We cannot be certain that judgments from the lawsuits will be issued in our favor, or that any resulting damages will cover our business losses and litigation expenses. If our campaigns and lawsuits against piracy do not achieve their intended effect, our business and operation may be adversely affected.

We may be subject to intellectual property infringement claims, which may force us to incur substantial legal expenses and, if determined adversely to us, materially disrupt our business.

We cannot be certain that the products, services and intellectual property used in our normal course of business do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We have in the past been, and may in the future be, subject to claims and legal proceedings relating to the intellectual property of others in the ordinary course of our business and have in the past been, and may in the future be, required to pay damages or to agree to restrict our activities. In particular, if we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, may be ordered to pay damages or fines, and may incur licensing fees or be forced to develop alternatives. We may incur substantial expense in defending against third party infringement claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability or may materially disrupt the conduct of our business by restricting or prohibiting our use of the intellectual property in question. In March 2008, we were sued by four major record companies, Sony BMG, Warner, Universal and Gold Label, which alleged that we had provided music search links and download services that violated copyrights they owned. Although the lawsuits were settled in 2013 without any payment of damages by us, we may be subject to similar lawsuits in the future. In addition, it is possible that content on our Sohu News App, which not only includes content developed by us but also provides a platform for a significant amount of content generated by others, may violate the intellectual property rights of third parties. Furthermore, PRC governmental authorities have recently been drawing attention to issues regarding the infringement of online intellectual property rights. On June 12, 2014, the NCA, together with other PRC authorities, launched the “Jian Wang Special Action,” which enhances PRC governmental oversight of news, audiovisual, literary and online game Websites, and announces that these authorities will crack down on the unauthorized reprinting and dissemination of works that infringe the intellectual property rights of others and on the provision of search links, advertising access, information storage, server hosting and general Internet access to such works.

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

We may be subject to claims for invasion of personal privacy, which may force us to incur legal expenses and, if determined adversely to us, materially disrupt our business.

We allow users to upload written materials, images, pictures and other content on our platform and download, share, link to audio, video and other content either on our platform or from other Websites through our platform. Procedures that we have designed to reduce the likelihood that content will be used without proper licenses or third-party consents may not be effective in preventing the unauthorized posting or sharing of content. We cannot be certain that content uploaded or shared by our users is legal and will not violate the privacy of others. In August 2014, the supreme people’s court promulgated the Provisions of the Supreme People’s Court on Application of Laws to Cases Involving Civil Disputes over Infringement upon Personal Rights and Interests by Using Information Networks, which provide that if an ICP operator discloses genetic information, medical records, health examination data, criminal record, home address, private events and or other personal information of a natural person online, causing damage to the person, the People’s Court should support a claim by the infringed party for recovery of damages from the infringing ICP operator. Defending invasion of privacy litigation is costly and can impose a significant burden on management and employees, and we may not obtain favorable outcomes in such cases. Such claims, even if they do not result in liability, may harm our reputation.

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

We derive a significant portion of our revenues, and expect to derive a significant portion of our revenues for the foreseeable future, from the sale of advertising on our Websites. Brand advertising revenues represented approximately 33% and 31% of our total revenues for the years ended December 31, 2014 and 2013, respectively. For the years ended December 31, 2014 and 2013, sales to our five largest advertisers accounted for approximately 8% and 9%, respectively, of our total brand advertising revenues. The growth of our brand advertising revenues relies on increased revenue from the sale of advertising spaces on our Websites, which may be affected by many of the following risk factors:

•	The brand advertising market is rapidly evolving in China. As a result, many of our current and potential advertising clients have limited experience using the Internet for advertising purposes and historically have not devoted a significant portion of their advertising budget to Internet-based advertising;

•	Changes in government policy could restrict or curtail our brand advertising services. For example, during the last several years, the PRC government enacted a series of regulations, administrative instructions and policies to restrict online medical advertising. As a result of these regulations, we may lose some of our existing medical advertising clients;

•	Advertising clients may adopt new methods and strategies other than brand advertising to promote their brand and therefore our advertising revenue would be negatively affected;

•	The acceptance of the Internet as a medium for advertising depends on the development of a measurement standard. No standards have been widely accepted for the measurement of the effectiveness of brand advertising. Industry-wide standards may not develop sufficiently to support the Internet as an effective advertising medium. If these standards do not develop, advertisers may choose not to advertise on the Internet in general or through our portals or search engines; and

•	We may not have systems that are sufficiently well-developed to support the CPM pricing models, and as a result, we may suffer system bugs that cause bad user experiences errors or omission in publishing our client’s advertisements, which could have a negative impact on our brand advertising business.

In addition, our ability to generate and maintain significant brand advertising revenues will also depend upon:

•	the development of a large base of users possessing demographic characteristics attractive to advertising clients;

•	the acceptance of brand advertisement as an effective way for business marketing by advertising clients;

•	the effectiveness of our advertising delivery, tracking and reporting systems;

•	the resistance pressure on brand advertising prices and limitations on inventory; and

•	the establishment of a successful business model to make our new products adaptable to portable devices, which has required, and will continue to require us, to make significant expenditures for research, development, promotion and operations.

Many advertisers have shifted their PC online advertising budgets to advertising on mobile devices. Hence we must successfully optimize, adapt and make attractive our various product and service offerings for access on mobile devices and must effectively deliver advertising content in a manner that attracts and retains users’ interest and attention or our online advertising business will suffer.

Our costs for brand advertising have increased significantly as a result of our investment in online video services. If we are unable to manage the growth of our online video business successfully and control its operating effectively, our business may be adversely affected.

In 2007 we launched our video service, and its operation requires significant upfront capital expenditures as well as continuous, substantial investment in content, technology, infrastructure and brand promotion for both PCs and mobile devices. Although we have attempted to control our costs relating to content, bandwidth, marketing, and other items for online video services, our operating expenses, have increased significantly and may continue to escalate. Specifically, content costs has increased significantly recently, mainly due to intense competition from other vertical online video sites for leading, high-profile content. We will require additional financial, operational, strategic, technological, personnel and other resources in order to compete with vertical online video sites that have raised significant capital through initial public offerings and other financing activities, which may significantly strain our resources and negatively affect our operating results.

We are increasingly required to pay license fees upfront for video content prior to its production. There often are delays of several months, or sometimes up to two or three years, between our payment of such up-front fees and the time when we are able to offer fully-developed content online and begin to receive advertising dollars. These delays have often placed, and can be expected to continue to place, significant strains on our cash flow. Our up-front payments also subject us to a certain level of credit risk, as content producers to which we make such payments may fall into financial difficulties and be unable to deliver the content we have purchased. We are also subjected to the risk that the quality of content will not be up to our expectations. In addition, when we purchase rights to the online versions of TV series, we generally rely on the expectation that the series will be broadcast on nationwide TV channels according to a specified schedule. If there are delays in such TV broadcasts, we will have to delay, perhaps indefinitely, our presentation of the online version of the series. We are also subject to the risk that TV content we purchase will be broadcast on less popular TV channels than expected, which will cause our online viewership to be correspondingly lower than we expected.

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

Most of our brand advertising services are distributed by advertising agencies. In 2014, for example, approximately 75% of our brand advertising revenues were derived from advertising agencies. In consideration for these agencies’ services, we are required to pay certain percentages of revenues as sales rebates. During 2014, the biggest 10 advertising agencies in China contributed approximately 35% of our brand advertising revenue. These advertising agencies currently are seeking consolidation in the market. If the brand advertising market is consolidated and effectively controlled by a small number of large advertising agencies, such advertising agencies may be in a position to demand higher sales rebates based on increased bargaining power, which could negatively affect our brand advertising growth.

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

The development of Web software that blocks Internet advertisements before they appear on a user’s screen may hinder the growth of online advertising. In December, 2011, the MIIT issued Several Provisions for Standardizing the Market Order of Internet Information Services, or the Several Provisions, which stipulate that where advertisements or other information windows unrelated to the functions of terminal software pop up at user terminals, Internet information service providers must provide users with prominent, functional virtual buttons allowing them to close or exit such windows. The Several Provisions may make it easier for Internet information users to block Internet advertisements and therefore make it more likely that they will choose to do so. Furthermore, on September 24, 2014, the State Internet Information Office, together with the MIIT and the SAIC, held a symposium regarding strengthening the regulation of network pop-up advertisements. In the symposium, governmental officials introduced four requirements applicable to network pop-up advertisements, including that operators must (i) display in the advertisements’ title area the brand of the terminal software being used; (ii) disable terminal software that causes pop-up advertisements to operate automatically; (iii) ensure that terminal software can be shut down by a user with a single click; (iv) limit the number and restrict the positions of network pop-up advertisements. Since our advertising revenues are generally based on user views, the expansion of advertisement blocking on the Internet may decrease our advertising revenues. As a result, such advertisements will not be tracked as a delivered advertisement. In addition, advertisers may choose not to advertise on the Internet or on our Websites because of the expansion of Internet advertisement blocking measures. In addition, increasing numbers of browsers include technical barriers designed to prevent Internet information service providers such as us to trail the browsing history of the Internet users, which is also like to adversely affect the growth of online advertising.

If video content we acquire or license fails to attract and retain users and advertisers, we may not be able to generate sufficient user traffic to allow us to maintain or increase our video revenues.

The success of our online video business largely depends on our ability to generate sufficient user traffic, through provision of attractive products, to in turn attract advertisers to place advertisements on our video Websites. In order to attract and retain users, we have needed, and will continue to need, to expend significant resources to develop in-house or acquire from third parties’ high-quality video content. In 2014, we purchased significant amounts of exclusive video contents, through which we generated user traffic and revenues by bartering for other video content from other parties or distributing to other third parties. We cannot assure you that we will continue to be able to acquire exclusive content rights in the future and our user traffic and revenues generated from such exclusive content rights could be reduced. Moreover, if we fail to produce in-house or acquire from third parties high-quality video content, or if video content we produce in-house or acquire proves to be less attractive to users than we anticipated, our user traffic and our market share could be adversely effected, which could result in our being unable to maintain or increase our video revenues.

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

Our search and Web Directory revenues may not sustain their growth or may decrease in the future.

The growth of our search and Web directory revenue is subject to the following risks:

•	As increasing numbers of users are using mobile devices to access the Internet, if we are unable to attract and retain mobile users to our products and services, we may fail to capture market share for mobile search;

•	We may not be able to achieve greater market acceptance or gain additional market share from our existing competitors or new competitors;

•	Many of our current and potential advertisers have limited experience with the Internet as a marketing channel, and historically have not devoted a significant portion of their marketing budgets to online marketing and promotion. As a result, they may not consider the Internet to be an effective channel to promote their products and services as compared to traditional print and broadcast media;

•	Our success depends on providing products and services to attract users and enable users to have a high-quality Internet experience. A loss of users could weaken our brand and result in a loss of advertisers, which would have a material adverse effect on revenues;

•	We may be unable to retain our existing advertisers or attract new advertisers;

•	We rely heavily on our nationwide agency network of third-party agencies for our sales to, and collection of payment from, our advertisers. We cannot assure that we will continue to maintain favorable relationships with those agencies; and

•	We rely on our Website Alliance members for a significant portion of our search revenues. If we fail to retain existing Website Alliance members or attract additional members, our revenues and growth may be adversely affected.

If Sogou’s collaboration with Tencent is terminated or curtailed, Sogou’s business would likely to be adversely affected.

A substantial amount of our search and Web directory traffic is generated from users of Tencent products and services, and Sogou relies on Tencent for the promotion of some Sogou products and services. In addition, Sogou collaborates with Tencent to provide differentiated products and services. For example, in 2014, Sogou launched a unique Weixin search function for both PCs and mobile devices that allows users to search the large amount of content that is published on Weixin accounts. If Sogou’s collaborative relationship with Tencent is terminated or curtailed, or if Tencent does not continue to deliver an adequate level of access to its platforms or adequately promote Sogou products and services, Sogou business would likely be adversely affected.

If we fail to retain key agencies or attract additional agencies for sales to our search advertisers, our search business may be adversely affected.

We rely heavily on our nationwide distribution network of third-party agencies for our sales to, and collection of payment from, our search (including pay-for-click services) advertisers. If our agencies do not provide quality services to our advertisers or otherwise breach their contracts with them, we may lose our advertisers. We do not have long-term agreements with any of our agencies, including our key agencies, and cannot assure that we will continue to maintain favorable relationships with them.

We rely on our Website Alliance members for a significant portion of our search revenues. If we fail to retain existing Website Alliance members or attract additional members, our revenues and growth may be adversely affected.

By posting pay-for-click links on their Websites, we share the revenues generated from clicks by users with our Website Alliance members. For the year ended December 31, 2014, the total revenues generated from Website Alliance accounted for approximately 16% of our total pay-for-click revenues. If our Website Alliance members decide to use a competitor’s or their own Internet search services, or if we fail to attract additional Websites to join our Website Alliance, our search revenues may decline.

If we fail to detect significant fraudulent click-through, we could lose the confidence of our search advertisers and our search revenues could decline.

Our search business is exposed to the risk of click-through fraud on our paid search results. Click-through fraud occurs when a person clicks paid search results for a reason other than to view the underlying content of search results. If we fail to detect significant fraudulent clicks or otherwise are unable to prevent significant fraudulent activity, the affected search advertisers may experience a reduced return on their investment in our pay-for-click services and lose confidence in the integrity of our pay-for-click service systems, and we may have to issue refunds to our advertisers. If this happens, we may be unable to retain existing advertisers and attract new advertisers for our pay-for-click services, and our search revenues could decline. In addition, affected advertisers may also file legal actions against us claiming that we have over-charged or failed to refund them. Any such claims or similar claims, regardless of their merits, could be time-consuming and costly for us to defend against and could also adversely affect our search brand and our search advertisers’ confidence in the integrity of our pay-for-click service systems.

Our revenues from mobile services have decreased in prior periods and are expected to grow only minimally, or to decrease, in the future.

Our revenues derived from mobile-related services and mobile products offered in cooperation with China mobile network operators to mobile phone users and to China mobile network operators have decreased in prior periods, and represent a small portion of our total revenues. We expect mobile revenues to grow only minimally, or to decrease, in the future.

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

Although private Internet service providers exist in China, almost all access to the Internet is maintained through China Mobile, China Unicom and China Telecom under the administrative control and regulatory supervision of the MIIT. We rely on this infrastructure and China Mobile, China Unicom, and China Telecom to provide data communications capacity primarily through local telecommunications lines. Although the government has announced aggressive plans to develop the national information infrastructure, this infrastructure may not be developed and the Internet infrastructure in China may not be able to support the continued growth of Internet usage. In addition, we will have no access to alternative networks and services, on a timely basis if at all, in the event of any infrastructure disruption or failure.

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

Risks Related to Our Corporate Structure

Our interests in our two primary controlled subsidiaries could be significant diluted

Our percentage and economic interests in our two primary controlled subsidiaries, Sogou and Changyou, could be diluted by the implementation and operation of existing or future equity incentive plans or any equity issued by them as consideration for acquisitions. In addition, our interest in Sogou could be reduced if Sogou exercises its option to purchase a portion of our Series A Preferred Shares in Sogou. The occurrence of any of these dilutive events would cause our share of the revenues and earnings of the affected subsidiaries to be reduced.

In order to comply with PRC regulatory requirements, we operate our main businesses through companies with which we have contractual relationships but in which we do not have an actual ownership interest. If our current ownership structure is found to be in violation of current or future PRC laws, rules or regulations regarding the legality of foreign investment in the PRC Internet sector, we could be subject to severe penalties.

Various regulations in the PRC restrict or prohibit WFOEs from operating in specified industries such as Internet information, online game, mobile, Internet access, and certain other industries. We are a Delaware corporation, and Sohu Hong Kong, our indirect wholly-owned subsidiary and the parent company of Sohu New Momentum, Sohu Era and Sohu Media; Sogou HK, our indirect wholly-owned subsidiary and the parent company of Sogou Technology; Vast Creation, our indirect wholly-owned subsidiary and the parent company of Sogou Network; Video HK, our indirect wholly-owned subsidiary and the parent company of Video Tianjin; and Changyou HK, our indirect subsidiary and the parent company of AmazGame, Gamespace, Beijing Baina Technology and Changyou HK Webgames, our indirect majority-owned subsidiary and the ultimate, indirect parent company of 7Road Technology, are foreign persons under PRC law. In order to comply with PRC regulatory requirements, we conduct our Internet and value-added telecommunication operations in the PRC through our VIEs that are incorporated in the PRC and owned by certain of our employees. Through a series of contractual arrangements, our VIEs, for which Sohu is their primary beneficiary, are effectively controlled by our indirect wholly-owned and majority-owned PRC Subsidiaries.

The MIIT issued a circular in 2006 that emphasizes restrictions on foreign investment in value-added telecommunications businesses. In addition, a notice issued in 2009 by the SAPPRFT, the National Copyright Administration, and the National Office of Combating Pornography and Illegal Publications states that foreign investors are not permitted to invest in online game operating businesses in China or to exercise control over or participate in the operation of such businesses through indirect means. While we are not aware of any internet company which uses the same or similar contractual arrangements as we do having been penalized or ordered to terminate operations by PRC authorities claiming that the arrangements constituted foreign investment in value-added telecommunication services or a kind of control over or participation in the operation of online game operating businesses through indirect means, it is unclear whether and how the various regulations of the PRC authorities might be interpreted or implemented in the future. For a detailed discussion of PRC regulations, notices and circulars with respect to such restrictions, see “Specific Regulations — Regulation of Foreign Direct Investment in Value-Added Telecommunications Companies” and “Specific Regulations — Regulation of the Online Game Services — Online Games and Cultural Products.”

Further, on January 19, 2015, MOFCOM, released on its Website for public comment a proposed PRC law, the Draft FIE Law, that appears to include VIEs within the scope of entities that could be considered to be foreign invested enterprises, or FIEs, that would be subject to restrictions under existing PRC law on foreign investment in certain categories of industry. Specifically, the Draft FIE Law introduces the concept of “actual control” for determining whether an entity is considered to be an FIE. In addition to control through direct or indirect ownership or equity, the Draft FIE Law includes control through contractual arrangements within the definition of “actual control.” If the Draft FIE Law is passed by the People’s Congress of the PRC and goes into effect in its current form, these provisions regarding control through contractual arrangements could be construed to reach our VIE arrangements, and as a result our VIEs could become explicitly subject to the current restrictions on foreign investment in certain categories of industry. The Draft FIE Law includes provisions that would exempt from the definition of foreign invested enterprises entities where the ultimate controlling shareholders are either entities organized under PRC law or individuals who are PRC citizens. The Draft FIE Law is silent as to what type of enforcement action might be taken against existing VIEs, such as ours, that operate in restricted or prohibited industries and are not controlled by entities organized under PRC law or individuals who are PRC citizens. If the restrictions and prohibitions on foreign invested enterprises included in the Draft FIE Law are enacted and enforced in their current form, our ability to use our VIE arrangements and our ability to conduct business through them could be severely limited.

In addition, pursuant to Circular 6 and the MOFCOM Security Review Rules, a security review is required for mergers and acquisitions by foreign investors having “national defense and security” concerns and mergers and acquisitions by which foreign investors may acquire “de facto control” of domestic enterprises with “national security” concerns and prohibit foreign investors from bypassing the security review requirement by structuring transactions through proxies, trusts, indirect investments, leases, loans, control through contractual arrangements or offshore transactions. These national security review-related regulations are relatively new and there is a lack of clear statutory interpretation regarding the implementation of the rules, and PRC authorities may interpret these regulations to mean that the transactions implementing our VIE structures should have been submitted for review. For a discussion of these PRC national security review requirements, see “Specific Regulations — Miscellaneous — Regulation of M&A and Overseas Listings”

If we were found to be in violation of any existing or future PRC law or regulations relating to foreign ownership of value-added telecommunications businesses, including the Draft FIE Law if it becomes effective, and security reviews of foreign investments in such businesses, including online games businesses, regulatory authorities with jurisdiction over the operation of our business would have broad discretion in dealing with such a violation, including levying fines, confiscating our income, revoking the business or operating licenses of PRC subsidiaries and/or VIEs, requiring us to restructure our ownership structure or operations, requiring us to discontinue or divest ourselves of all or any portion of our operations or assets, restricting our right to collect revenues, blocking our Websites, or imposing additional conditions or requirements with which we may not be able to comply. Any of these actions could cause significant disruption to our business operations and have an adverse impact on our business, financial condition and results of operations. Further, if changes were required to be made to our ownership structure, our ability to consolidate our VIEs could be adversely affected.

We may be unable to collect long-term loans to officers and employees or exercise management influence associated with High Century, Heng Da Yi Tong, Tianjin Jinhu, Sogou Information, Gamease and Guanyou Gamespace.

As of December 31, 2014, Sohu had outstanding long-term loans of $16.0 million to Dr. Charles Zhang and certain other employees. These long-term loans were used to finance investments in our VIEs High Century, Heng Da Yi Tong, Sogou Information, Gamease and Guanyou Gamespace, which are used to facilitate our participation in telecommunications, Internet content, online games and certain other businesses in China where foreign ownership is either prohibited or restricted.

The loan agreements contain provisions that, subject to PRC laws, (i) the loans can only be repaid to us by transferring the shares of High Century, Heng Da Yi Tong, Sogou Information, Gamease and Guanyou Gamespace to us; (ii) the shares of High Century, Heng Da Yi Tong, Tianjin Jinhu, Sogou Information, Gamease and Guanyou Gamespace cannot be transferred by the borrowers without our approval; and (iii) we have the right to appoint all directors and senior management personnel of High Century, Heng Da Yi Tong, Tianjin Jinhu, Sogou Information, Gamease and Guanyou Gamespace. Under the loan agreements the borrowers have pledged all of their shares in High Century, Heng Da Yi Tong, Tianjin Jinhu, Sogou Information, Gamease and Guanyou Gamespace collateral for the loans, and the loans bear no interest and are due on the earlier of a demand or such time as Dr. Charles Zhang or one of the other employee borrowers, as the case may be, is not an employee of Sohu. Sohu does not intend to request repayment of the loans as long as PRC regulations prohibit it from directly investing in businesses engaged in by the VIEs.

Because these loans can only be repaid by the borrowers’ transferring the shares of the various entities, our ability to ultimately realize the effective return of the amounts advanced under these loans will depend on the profitability of High Century, Heng Da Yi Tong, Tianjin Jinhu, Sogou Information, Gamease and Guanyou Gamespace and is therefore uncertain.

Furthermore, because of uncertainties associated with PRC law, ultimate enforcement of the loan agreements is uncertain. Accordingly, we may never be able to collect these loans and we may not be able to continue to exercise influence over High Century, Heng Da Yi Tong, Tianjin Jinhu, Sogou Information, Gamease and Guanyou Gamespace.

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

As all of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through either arbitration or litigation in the PRC, they would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. We would have to rely for enforcement on legal remedies under PRC law, including specific performance, injunctive relief or damages, which might not be effective. For example, if we sought to enforce the equity interest purchase right agreements for the transfer of equity interests in any of our VIEs, if the transferee was a foreign company the transfer would be subject to approval by PRC governmental authorities such as the MIIT and the MOFCOM, and the transferee would be required to comply with various requirements, including qualification and maximum foreign shareholding percentage requirements. As these PRC governmental authorities have wide discretion in granting such approvals, we could fail to obtain such approval. In addition, our VIE contracts might not be enforceable in China if PRC governmental authorities, courts or arbitral tribunals took the view that such contracts contravened PRC law or were otherwise not enforceable for public policy reasons.

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

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. Our PRC operating subsidiaries Sohu New Momentum, Sohu Era, Sohu Media, Video Tianjin, Sogou Technology, Sogou Network, AmazGame, Gamespace, 7Road Technology, and Beijing Baina Technology are WFOEs, which are enterprises incorporated in China and wholly-owned by our indirect off-shore subsidiaries. Those WFOEs are subject to laws and regulations applicable to foreign investment in China. In addition, all of our subsidiaries and VIEs are incorporated in China and subject to all applicable Chinese laws and regulations. Because of the relatively short period for enacting such a comprehensive legal system, it is possible that the laws, regulations and legal requirements are relatively recent, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to us and other foreign investors, including you. Such uncertainties may also make it easier for others to infringe our intellectual property without significant cost, and new entrants to the market may tend to use gray areas to compete with us. In addition, uncertainties in the PRC legal system may lead to penalties imposed on us because of a difference in interpretation of the applicable law between the relevant governmental authority and us. For example, under current tax laws and regulations, we are responsible for paying business tax on a “Self-examination and Self-application” basis. However, since there is no clear guidance as to the applicability of certain areas of preferential tax treatment, we may be found to be in violation of the tax laws and regulations based on the interpretation of local tax authorities with regard to the scope of taxable services and the applicable tax rates, and therefore might be subject to penalties, including monetary penalties. In addition, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the Internet, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws.

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

Under the Measures for the Administration of the Transmission of Audiovisual Programs over Internet and other Information Networks issued by the SAPPRFT (“SAPPRFT Measures”), which came into effect on October 11, 2004, Websites authorized to disseminate news must apply to the SAPPRFT to obtain a Permit for the Network Transmission of Audiovisual Programs in order to disseminate streaming video online. In addition, SAPPRFT issued the Catalogue of Classification of Internet Audio-Video Program Services (Trial) on April 1, 2010, pursuant to which the business of providing public program searching and watching services through the Internet to the public is classified as an Internet audio-video program service for which a Permit for the Network Transmission of Audiovisual Programs is required. On May 31, 2008, Sohu Internet received a Permit for the Network Transmission of Audiovisual Programs, issued by the SAPPRFT, and received a renewal on August 19, 2013. However, Sogou Information has not yet been granted such a license. If Sogou’s provision of video search services is later challenged by the SAPPRFT, we may be subject to severe penalties, including fines, or the suspension of our video search services or even our operations. In addition, Sohu’s online video businesses are operated under various Websites, such as sohu.com, Focus.cn and sogou.com, but current PRC laws and regulations are lack of clear provisions indicating whether it is permissible to provide video services over several Websites that are owned by a single company under one permit and the SAPPRFT might claim that such operation under one permit is not allowed under the SAPPRFT Measures. If the SAPPRFT were to make such a claim, we could face penalties from the SAPPRFT, such as fines, cancellation of our existing permit, or the forced discontinuation or restriction on our video services or even our operations. If we are ordered to suspend our services, our user traffic will be reduced and therefore our revenues will be negatively affected.

In addition, the MOC has issued several sets of regulations with respect to online music search services, including the Provisional Regulations for the Administration of Online Culture (the “Online Culture Regulations”) effective on July 1, 2003 and amended on July 1, 2004, the new Provisional Regulations for the Administration of Online Culture (the “New Online Culture Regulations”) effective on April 1, 2011, and the Notice on Strengthening and Improving the Content Censorship of Online Music Content (the “MOC Notice”) issued on September 3, 2009. The MOC has stipulated that the provision of online music search services constitutes disseminating music products via the Internet for which an Online Culture Permit is required. Sogou Information accordingly applied for and was granted such a permit in November, 2010 and was granted a renewal in March, 2014. In addition, the MOC requires that domestic music products be registered with the MOC within 30 days after being made available online, while imported music products must be approved by the MOC before being made available online. Due to the lack of relevant implementation rules, search companies, including Sogou, were unable to complete registration and approval procedures with the MOC. However, on January 7, 2011, March 17, 2011 and August 19, 2011, to further strengthen the supervision of online music search, the MOC separately issued the Notice to Clean Up Illegal Online Music Product, Notice to Clean Up the second batch of Illegal Online Music Product and Notice to Clean Up the third batch of Illegal Online Music Product (the “New MOC Notices”), which reiterated that domestic music products must be registered with the MOC within 30 days after being made available online, while imported music products must be approved by the MOC before being made available online. In addition, the New MOC Notices specifically mentioned that three batches of 300 imported songs that had never been approved by the MOC needed to be removed immediately and deleted from the search results of online music search service providers beginning February 28, 2011, April 30, 2011 and September 15, 2011. Compliance with the MOC’s filing and registration requirements for online music products may increase our costs of operation for the search business. Moreover, the 300 songs specified in the New MOC Notices may not be the final list. We are not able to register all of the online music products that appear in our search results. Therefore, if the MOC were to claim that we are not in compliance with MOC rules and regulations, we could face penalties, including fines. In addition, our search results for online music products may be negatively affected, which in turn would have an adverse effect on our search business.

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

PRC laws and regulations, such as the M&A Rules, which were jointly issued by six PRC regulatory agencies on August 8, 2006 and were amended on June 22, 2009, the Anti-Monopoly Law, Circular 6 and the MOFCOM Security Review Rules, established additional procedures and requirements that are expected to make merger and acquisition activities in China by foreign investors more time-consuming and complex, including requirements in some instances that the MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise, or that the approval from the MOFCOM be obtained in circumstances where overseas companies established or controlled by PRC enterprises or residents acquire affiliated domestic companies. PRC laws and regulations also require certain merger and acquisition transactions to be subject to a merger control security review. The MOFCOM Security Review Rules, effective from September 1, 2011, further provide that, when deciding whether a specific merger or acquisition of a domestic enterprise by foreign investors is subject to a security review by the MOFCOM, the principle of substance over form should be applied and foreign investors are prohibited from bypassing the security review requirement by structuring transactions through proxies, trusts, indirect investments, leases, loans, control through contractual arrangements of offshore transaction. Factors that the MOFCOM considers in its review are whether (i) an important industry is involved, (ii) such transaction involves factors that have had or may have an impact on national economic security and (iii) such transaction will lead to a change in control of a domestic enterprise that holds a well-known PRC trademark or a time-honored PRC brand. If a business of any target company that we plan to acquire falls into the ambit of security review, we may not be able to successfully acquire such company. Complying with the requirements of the relevant regulation to complete any such transaction could be time-consuming, and any required approval process, including approval from the MOFCOM, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business.

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

PRC legal restrictions permit payment of dividends by Sohu New Momentum, Sohu Era, Sohu Media, Video Tianjin, Sogou Technology, Sogou Network, AmazGame, Gamespace, 7Road Technology and Beijing Baina Technology only out of their net income, if any, determined in accordance with PRC accounting standards and regulations. Under PRC law, Sohu New Momentum, Sohu Era, Sohu Media, Video Tianjin, Sogou Technology, AmazGame, Gamespace, 7Road Technology and Beijing Baina Technology are also required to set aside 10% of their net income each year to fund certain reserve funds until these reserves equal 50% of the amount of registered capital. These reserves are not distributable as cash dividends.

Furthermore, the PRC Corporate Income Tax Law (the “CIT Law”) provides that a withholding tax at a rate of up to 20% may be applicable to dividends payable to non-PRC investors that are “non-resident enterprises,” to the extent that such dividends are derived from sources within the PRC. All of our foreign-invested enterprises have been subjected to withholding tax since January 1, 2008, generally at a 10% rate.

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

In accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), we do not provide for U.S. federal income taxes or tax benefits on the undistributed earnings or losses of our non-U.S. subsidiaries or consolidated VIEs because, for the foreseeable future, we do not have the intention to repatriate those undistributed earnings or losses to the U.S. However, our practice of not repatriating undistributed earnings to Sohu.com Inc. limits that amount of cash that would otherwise be available to us to pay dividends or repurchase shares of our common stock from the market. In addition, certain activities conducted in the PRC may give rise to U.S. corporate income tax, even if there are no distributions to Sohu.com Inc. These taxes would be imposed on Sohu.com Inc. when its subsidiaries that are controlled foreign corporations (“CFCs”) generate income that is subject to Subpart F of the U.S. Internal Revenue Code, or Subpart F. Passive income, such as rents, royalties, interest and dividends, is among the types of income subject to taxation under Subpart F. Any income taxable under Subpart F is taxable in the U.S. at federal corporate income tax rates of up to 35%. Subpart F income that is taxable to Sohu.com Inc., even if it is not distributed to Sohu.com, may also include income from intercompany transactions between Sohu.com Inc.’s non-U.S. subsidiaries and Changyou’s non-U.S. subsidiaries, or where Sohu.com Inc.’s non-U.S. subsidiaries make an “investment in U.S. property,” within the meaning of Subpart F, such as holding the stock in, or making a loan to, a U.S. corporation.

In prior years, Sohu.com Inc. has not been required to treat dividends received by its Cayman Islands subsidiary, Sohu.com Limited, from Changyou as Subpart F income, which would be includible in Sohu.com Inc.’s taxable income in the U.S., by relying on what is commonly referred to as the CFC look-through rule. Under this rule, distributions from a lower-tier CFC to a higher-tier CFC are generally not Subpart F income if the activities that gave rise to the distribution arose from an active business. The CFC look-through rule is a temporary provision of the U.S. tax code that has been extended several times by the U.S. Congress. The provision is currently scheduled to expire for taxable years beginning after December 31, 2014. Unless further extended, the CFC look-through rule will be available for Sohu.com Inc.’s and Changyou.com Limited’s non-U.S. subsidiaries only through their taxable years ending November 30, 2015.Sohu.com Inc. would also be subject to U.S. corporate income tax under Subpart F to the extent that Sohu.com Inc.’s non-U.S. subsidiary sells Changyou ADSs at a price higher than the adjusted tax basis of such ADSs for U.S. federal income tax purposes. Any such resulting U.S. corporate income tax imposed on Sohu.com Inc. would reduce our consolidated net income.

Our offshore entities may need to rely on dividends and other distributions on equity paid by the China-based subsidiaries of Sohu.com Limited, Sogou and Changyou, our wholly-owned, controlled and majority-owned subsidiaries, to fund any cash requirements those offshore entities may have. Our offshore entities may not be able to obtain cash from distributions because our subsidiaries and VIEs in China are subject to restrictions imposed by PRC law, and may be subject to future debt covenant restrictions, on paying such dividends or making other payments.

Sohu.com Inc. is a holding company with no operating assets other than investments in Chinese operating entities through our intermediate holding companies, our wholly-owned, controlled and majority-owned subsidiaries in the Cayman Islands, and our VIEs. Our offshore entities may need to rely on dividends and other distributions on equity paid by China-based subsidiaries of Sohu.com Limited, Sogou and Changyou for the cash requirements in excess of any cash raised from investors and retained by Sohu.com Inc. or our other offshore entities. The primary source of any dividend payments to our offshore entities would need to be our subsidiaries in China after they receive payments from our VIEs under various service agreements and other arrangements. It is possible that our China-based subsidiaries will not continue to receive payments in accordance with our contracts with our VIEs that such payments will become subject to restrictions imposed PRC law. If our subsidiaries and VIEs incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us through the intermediate companies. In addition, amounts available for dividends are further reduced because transfers of funds out of Mainland China generally are subject to a withholding tax of 5%, if transfers are made to Hong Kong and subject to Mainland China – Hong Kong tax treaty, and of 10% in other cases, and any further transfers to Sohu.com Inc. in the U.S. would generally be subject to U.S. corporate income tax at a rate of up to 35%.

The PRC government also imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currencies. If we or any of our subsidiaries are unable to receive the revenues from our operations through these contractual or dividend arrangements, we may be unable to effectively fund any cash requirements we may have.

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

The Chinese government has stringent prohibitions on online pornographic information and has launched several crackdowns on Internet pornography recently. On December 4, 2009, the MIIT and other three PRC government authorities jointly issued the Incentives Measures for Report of Pornographic, Obscene and Vulgar Messages on Internet and Mobile Media (the “Anti-Pornography Notice”) to further crackdown on online pornography. Pursuant to this Anti-Pornography Notice, rewards of up to RMB10, 000 will be provided to Internet users who report Websites that feature pornography, and a committee has been established to review such reports to determine an appropriate award. On April 13, 2014, the National Working Group on Anti-Pornography and three other PRC government authorities jointly issued the Anti-Pornography Proclamation, under which Internet service providers must immediately remove texts, images, video, advertisements and other information that contain pornographic content. The relevant government authority may order enterprises or individuals who flagrantly produce or disseminate pornographic content to stop conducting business, and may revoke relevant administrative permits. We have deleted from our relevant channels and communities all Web pages with material that we believe could reasonably be considered to be vulgar. In addition, we have strengthened our internal censorship and supervision of links and content uploaded by users. We have not, to date, received any penalty from the PRC government in this regard. However, there is no assurance that content considered vulgar by PRC government agencies will not appear in the future. In the event that we are accused by the government of hosting vulgar content, our reputation could be adversely affected.

Regulations requiring real-name-registration of micro-blog services in China may adversely affect our business.

On December 16, 2011, the Beijing Municipal News Office, together with the Beijing Municipal Public Security Bureau, the Beijing Municipal Communications Administration and the Beijing Municipal Internet Information Office, jointly issued the Micro-blog Measures. The Micro-blog Measures stipulate that all micro-blog operators in Beijing must require their users to register with real names and that all micro-blog operators must complete procedures required by the Internet information content regulatory authority of Beijing for the operation of micro-blog services. Pursuant to the Micro-blog Measures, all micro-blog operators must complete procedures required by the Internet information content regulatory authority of Beijing for the operation of micro-blog services and obtain real name registration of their users within three months after the effective date of the Micro-blog Measures. Furthermore, at its press conference held on January 13, 2015, the State Internet Information Office announced that it will emphasize compliance with the Internet real-name requirements, including, among others, the real-name-registration of micro-blogs and post bars. If the Beijing municipal government, State Internet Information Office or other PRC government authorities were to take actions to tighten requirement regarding real name registration of micro-blog users, we might not be able to retain active users of our micro-blog or attract new users to our micro-blog, which could have adverse impact on the stickiness of our micro-blog and thus adversely affect our business operations. We may also face more stringent oversight if any new laws or regulations are promulgated on this subject.

Regulations relating to the online transmission of foreign films and TV dramas may adversely affect our online video business.

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

We rely heavily on foreign films and TV dramas to attract users and advertisers to our online video website and, accordingly, the promulgation of the September 2014 SAPPRFT Notice could have an adverse impact on our online video business. The requirement of a minimum ratio of domestic video content to foreign-sourced content in the September 2014 SAPPRFT Notice may require us to purchase more domestic video content in order to maintain our existing position and reputation as one of the leading providers of online foreign films and TV dramas in China. In addition, as our competing operators in China will also be required to maintain such a minimum ratio, the September 2014 SAPPRFT Notice is also likely to have the effect of driving up the price for Chinese films and TV dramas, which would cause our expenses for video content to increase, as we will be required to both increase the amount of domestic content that we purchase and pay higher prices for the domestic content that we purchase. If, on the other hand, we respond to the minimum ratio requirement of the September 2014 SAPPRFT Notice by reducing our purchases of foreign films and TV dramas, our attraction to users, traffic or advertisers on our online video website could be reduced, resulting in a decrease in our advertising revenues.

Regulations relating to offshore investment activities by PRC residents may limit our ability to acquire PRC companies and could adversely affect our business.

In July 2014, SAFE promulgated Circular 37, which replaced Circular 75, promulgated by SAFE in October 2005. Circular 37 requires PRC residents, including PRC institutions and individuals, to register with the local SAFE branch in connection with their direct establishment or indirect control of an offshore entity, referred to in Circular 37 as a “special purpose vehicle,” for the purpose of holding domestic or offshore assets or interests. PRC residents must also file amendments to their registrations in the event of any significant changes with respect to the special purpose vehicle, such as increase or decrease of capital contributed by PRC individuals, share transfer or exchange, merger, division or other material event. Under these regulations, PRC residents’ failure to comply with specified registration procedures may result in restrictions being imposed on the foreign exchange activities of the relevant PRC entity, including the payment of dividends and other distributions to its offshore parent, as well as restrictions on capital inflows from the offshore entity to the PRC entity, including restrictions on the ability to contribute additional capital to the PRC entity. It is unclear how these regulations will be interpreted and implemented as Circular 37 is newly issued and it is possible that some or all of our and Changyou’s shareholders who are PRC residents will not comply with all the requirements required by Circular 37 or related rules. Any future failure by any of our, or Changyou’s shareholders who is a PRC resident, or controlled by a PRC resident, to comply with relevant requirements under these regulations could subject us and Changyou to fines or sanctions imposed by the PRC government, including restrictions on our subsidiaries’ ability to pay dividends or make distributions to us and our ability to increase our investment in these subsidiaries.

We may be subject to fines and legal sanctions if we or our employees who are PRC citizens fail to comply with PRC regulations relating to employee share options.

Under the Administration Measures on Individual Foreign Exchange Control issued by the PBOC and the related Implementation Rules issued by the SAFE, all foreign exchange transactions involving an employee share incentive plan, share option plan or similar plan participated in by PRC citizens may be conducted only with the approval of the SAFE. Under the Notice of Issues Related to the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Listed Company (“Offshore Share Incentives Rule”), issued by the SAFE on February 15, 2012, PRC citizens who are granted share options, restricted share units or restricted shares by an overseas publicly listed company are required to register with the SAFE or its authorized branch and comply with a series of other requirements. The Offshore Share Incentives Rule also provides procedures for registration of incentive plans, the opening and use of special accounts for the purpose of participation in incentive plans, and the remittance of funds for exercising options and gains realized from such exercises and sales of such options or the underlying shares, both outside and inside the PRC. We, and any of our PRC employees or members of our board of directors who have been granted share options, restricted share units or restricted shares, are subject to the Administration Measures on Individual Foreign Exchange Control, the related Implementation Rules, and the Offshore Share Incentives Rule. Circular 37 was the first regulation to regulate the foreign exchange registration of a non-listed special purpose vehicle’s equity incentives granted to PRC residents, there remains uncertainty with respect to its implementation. If we, or any of our PRC employees or members of our board of directors who receive or hold options, restricted share units or restricted shares in us or any of our subsidiaries, fail to comply with these registration and other procedural requirements, we may be subject to fines and other legal or administrative sanctions.

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

If the status of certain of our PRC subsidiaries and VIEs as “High and New Technology Enterprises,” “Key National Software Enterprises” or “Software Enterprises” is revoked or expires, we may have to pay additional taxes or make up any previously unpaid tax and may be subject to a higher tax rate, which would adversely affect our results of operations.

The CIT Law imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises. High and New Technology Enterprises (“HNTEs”) will enjoy a favorable tax rate of 15% for three years, but need to re-apply after the end of the three-year period. “Key National Software Enterprises” can enjoy a further reduced preferential income tax rate of 10% for two years, but need to re-apply after the end of the two-year period. Several of our PRC Subsidiaries and VIEs qualified as HNTEs and enjoyed reduced tax rates in 2012, 2013 and/or 2014 and one of our PRC Subsidiaries qualified as a Key National Software Enterprise in 2013 and 2014.

In addition, the CIT Law and its implementing regulations provide that “Software Enterprises” can enjoy an income tax exemption for two years beginning with their first profitable year and a 50% reduction to a rate of 12.5% for the subsequent three years. A number of our PRC Subsidiaries qualified for exemptions or rate reductions in 2012, 2013 and/or 2014. There are uncertainties regarding future interpretation and implementation of the CIT Law and its implementing regulations. It is possible that the HNTE, Software Enterprise, and Key National Software Enterprise qualifications of our operating entities currently qualified as such, or their entitlement to an income tax exemption or refund of their VAT, will be challenged by higher level tax authorities and be repealed, or that there will be future implementing regulations that are inconsistent with current interpretation of the CIT Law. For example, according to a circular recently issued by the SAT, there will be new regulations promulgated by relevant authorities concerning new criteria to certify a Software Enterprise. Therefore, it is possible that the qualification of one or more of our PRC Subsidiaries or VIEs as a Software Enterprise will be challenged in the future or that such companies will not be able to take any further actions, such as re-application for Software Enterprise qualification, to enjoy such preferential tax treatments. If those operating entities cannot qualify for such income tax or VAT holidays, our effective income tax rate or VAT rate, as the case may be, will be increased significantly and we may have to pay additional income tax to make up the previously unpaid tax, which would reduce our net income.

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

Our reporting currency is the U.S. Dollar. However, substantially all of our revenues are denominated in RMB. In July 2005, China reformed its exchange rate regime by establishing a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies. The RMB is no longer pegged to the U.S. dollar and the exchange rate will have some flexibility. Hence, considering the floating exchange rate regime, if the RMB depreciates relative to the U.S. Dollar, our revenues as expressed in our U.S. Dollar financial statements will decline in value. On May 19, 2007, the PBOC announced a policy to expand the maximum daily floating range of RMB trading prices against the U.S. dollar in the inter-bank spot foreign exchange market from 0.3% to 0.5%. While the international reactions to the RMB revaluation and widening of the RMB’s daily trading band have generally been positive, with the increased floating range of the RMB’s value against foreign currencies, the RMB may appreciate or depreciate significantly in value against the U.S. dollar or other foreign currencies in the long term, depending on the fluctuation of the basket of currencies against which it is currently valued. On June 19, 2010, the PBOC announced that it has decided to proceed further with the reform of the RMB exchange rate regime to enhance the flexibility of the RMB exchange rate and that emphasis would be placed on reflecting market supply and demand with reference to a basket of currencies. While so indicating its intention to make the RMB’s exchange rate more flexible, the PBOC ruled out any sharp fluctuations in the currency or a one-off adjustment. On April 16, 2012, the PBOC enlarged the floating band of RMB’s trading prices against the U.S. dollar in the inter-bank spot foreign exchange market from 0.5% to 1% around the middle rate released by the China Foreign Exchange Trade System each day. In February 2014, the center point of the currency’s official trading band hit 6.1146, representing appreciation of more than 11.7% since June 19, 2010. On March 17, 2014, the PBOC announced a policy to further expand the maximum daily floating range of RMB trading prices against the U.S. dollar in the inter-bank spot foreign exchange market to 2%. In addition, there are very limited hedging transactions available in China to reduce our exposure to exchange rate fluctuations. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure, if at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into U.S. Dollars.

Risks Related to Our Common Stock

The market price of our common stock has been and will likely continue to be volatile. The price of our common stock may fluctuate significantly, which may make it difficult for stockholders to sell shares of our common stock when desired or at attractive prices.

The market price of our common stock has been volatile and is likely to continue to be so. The initial public offering price of our common stock in July 2000 was $13.00 per share. The trading price of our common stock subsequently dropped to a low of $0.52 per share on April 9, 2001. During 2014, the trading price of our common stock ranged from a low of $42.03 per share to a high of $87.68 per share. On February 25, 2015, the closing price of our common stock was $51.66 per share.

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

If additional remedial measures are imposed on the Big Four PRC-based accounting firms, including our independent registered public accounting firm, in administrative proceedings brought by the SEC alleging the firms’ failure to meet specific criteria set by the SEC, we could be unable to timely file future financial statements in compliance with the requirements of the Securities Exchange Act of 1934.

In December 2012, the SEC instituted administrative proceedings against the Big Four PRC-based accounting firms, including our independent registered public accounting firm, alleging that these firms had violated U.S. securities laws and the SEC’s rules and regulations thereunder by failing to provide to the SEC the firms’ audit work papers with respect to certain PRC-based companies that are publicly traded in the United States. On January 22, 2014, the ALJ presiding over the matter rendered an initial decision that each of the firms had violated the SEC’s rules of practice by failing to produce audit workpapers to the SEC. The initial decision censured each of the firms and barred them from practicing before the SEC for a period of six months. The Big Four PRC-based accounting firms appealed the ALJ’s initial decision to the SEC. The ALJ’s decision does not take effect unless and until it is endorsed by the SEC. On February 6, 2015, the four China-based accounting firms each agreed to a censure and to pay a fine to the SEC to settle the dispute and avoid suspension of their ability to practice before the SEC and audit U.S.-listed companies. The settlement required the firms to follow detailed procedures and to seek to provide the SEC with access to Chinese firms’ audit documents via the China Securities Regulatory Commission, or the CSRC. If future document productions fail to meet specified criteria, the SEC retains authority to impose a variety of additional remedial measures on the firms depending on the nature of the failure. While we cannot predict if the SEC will further review the four China-based accounting firms’ compliance with specified criteria or if the results of such a review would result in the SEC imposing penalties such as suspensions or restarting the administrative proceedings, if the accounting firms are subject to additional remedial measures, our ability to file our financial statements in compliance with SEC requirements could be impacted. A determination that we have not timely filed financial statements in compliance with SEC requirements could ultimately lead to the delisting of our common stock from NASDAQ or the termination of the registration of our common stock under the Securities Exchange Act of 1934, or both, which would substantially reduce or effectively terminate the trading of our common stock in the United States.

Risks Related to Our Financing Activities

Sogou’s status as a controlled, but less than wholly-owned, subsidiary of us could have an adverse effect on us.

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

Moreover, since Sohu does not hold 100% of Sogou, certain transactions between Sohu and Sogou, as well as between their subsidiaries and VIEs, might expose Sohu.com Inc. to up to 35% U.S. corporate income tax. In addition, certain transactions entered into by Sogou and its subsidiaries and VIEs, such as investing in U.S. properties, might expose Sohu.com Inc. to the risk that these will be treated as transactions subject to U.S. tax. If Sogou were to pay a dividend to its shareholders, we, as one of the shareholders of Sogou, could be subject to U.S. corporate income tax at up to 35% on the portion of the dividend it received.

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

Changyou’s status as a publicly-listed company may have adverse U.S. tax consequences for us. As the Sohu Group has two listed companies, Sohu.com Inc. and Changyou.com Limited, which are regarded as separate legal entities for U.S. tax purposes, certain transactions between these two companies, as well as between their subsidiaries and VIEs, might expose Sohu.com Inc. to U.S. corporate income tax at a rate of 34%. Moreover, certain types of transactions by Changyou and its subsidiaries and VIEs — investing in U.S. properties, for example — might expose Sohu.com Inc. to the risk that the transactions will be subject to U.S. tax. If Changyou pays dividends, Sohu.com Inc., as one of the shareholders of Changyou, might be subject to U.S. corporate income tax at a rate of up to 35% for the dividends received. Under certain circumstances, when we sell Changyou ordinary shares originally held by us at a price higher than our U.S. tax basis, a portion of the proceeds will be subject to U.S. corporate income tax at a rate of up to 35%.

Risks Related to Changyou.com Limited

Risks Relating to Changyou’s Business and Industry

Overall Risks

The markets for Changyou’s products and services are evolving rapidly and significantly, which makes evaluation on its business and prospects difficult.

Changyou’s business and the industry in which it operates are evolving rapidly. Changyou was incorporated on August 6, 2007 in the Cayman Islands and began its online game business as an indirect wholly-owned subsidiary of us. In 2007 we transferred all of our MMOG business to Changyou, and in 2011 Changyou acquired a majority interest in 7Road and began generating Web game revenues. In 2012, Changyou began to develop and operate mobile games, but did not begin to generate any significant revenues from mobile games until late in 2014. In 2011, Changyou began to expand into the platform channel business with its acquisition of the 17173.com Website, which operates Changyou’s online advertising business, from us and acquired the entities operating Changyou’s cinema advertising business. In response to the rapid migration of users of Internet services from PCs to mobile devices, such as mobile phones and tablets, in November 2013, Changyou acquired Beijing Doyo Internet Technology Co., Ltd., or Doyo, which primarily engages in the game information business; in December 2013, Changyou acquired RaidCall, which operates free social communication software; in March 2014, Changyou set up the wan.com Website, which offers to game players Web games of third-party developers; and in July 2014 Changyou acquired a majority interest in MoboTap, which operates the Dolphin Browser.

Changyou’s past successes in its online games business with MMOGs and Web games may not provide a meaningful basis for you to evaluate its current business and prospects. Changyou’s mobile games and platform channel business strategies have not been proven, and present very different challenges from those presented in the past by its operation of MMOGs and Web games. We cannot be certain that Changyou will be successful in its efforts to expand into mobile games and to monetize its platform channel business beyond the 17173.com Website. For example, Changyou’s acquisition of RaidCall was not successful, as Changyou determined that expected synergies between RaidCall and Changyou’s online games business did not materialize.

You should also consider additional risks and uncertainties that may be experienced by companies operating in a rapidly developing and evolving industry. Some of these risks and uncertainties relate to Changyou’s ability to:

•	develop, license or operate new MMOGs, mobile games and Web games that are appealing to game players and meet Changyou’s expected timetable for launches of new games;

•	successfully adapt to evolving business models, industry trends and market environments by developing and investing in new business strategies, products, services and technologies, including new mobile games, as well as new software for mobile devices to complement Changyou’s online games and platform channel businesses;

•	raise Changyou’s brand recognition and game player loyalty;

•	develop mobile games, in particular, that are successful and that, if they are successful, have acceptably long lifespans and result in an acceptable level of profit for Changyou; see “Changyou’s business will suffer if it is unable to develop successful games for mobile app stores or successfully monetize mobile games that Changyou develops or acquires”;

•	arrange for its mobile games to be distributed through popular mobile app stores with commercial terms, including revenue-sharing arrangements, that are favorable enough to Changyou and allow it to achieve an acceptable level of profit from the games;

•	integrate new technologies, businesses and personnel of acquired entities, and generate sufficient revenues to offset the costs and expenses of such acquisitions;

•	maintain or expand its marketing efforts to attract more game players to its games, to the game information portal of the 17173.com Website, and to the various Internet software products and software for mobile devices developed or acquired by Changyou, in a rapidly changing and increasingly competitive business environment, and generate sufficient revenues to offset the costs and expenses of such marketing efforts; and

•	maintain and strengthen the 17173.com Website and its leading position among game information portals in China, particularly in view of the rapid emergence of mobile games.

If Changyou does not adapt its business to address these risks and uncertainties, its ability to continue its past success or to expand its business in the future is likely to be impeded.

Changyou’s business may not succeed in a highly competitive market.

Competition in the online game market in China is becoming increasingly intense. There are a number of publicly-traded companies focusing on the MMOGs, mobile game and Web game markets in China with shares listed on NASDAQ, the New York Stock Exchange, the Hong Kong Stock Exchange or the Shenzhen Stock Exchange, including Tencent Holdings Limited, NetEase.com, Inc., Shanda Games Limited, Perfect World Co., Ltd., Kalends Inc., iDreamsky Technology Ltd., NetDragon Websoft Inc., Kingsoft Corporation Limited and YY Inc.

In addition, there are many venture-backed private companies focusing on online game development, further intensifying the competition. Many of Changyou’s competitors aggressively hire talent for game development, and have been increasing spending on marketing for games, bidding for licenses of games, penetrating into the mobile and Web game markets, and releasing new software for mobile devices to attract a growing number of gamers that access Internet products and services through mobile devices. Increased competition in Changyou’s current and intended markets may make it difficult for Changyou to retain its existing employees and attract new employees, and to sustain its growth rate. Furthermore, Changyou also faces intense competition for cost-effective marketing resources for its games, such as game-related Websites, which could drive up its marketing costs and decrease the effectiveness of its marketing campaigns.

The 17173.com Website, which derives revenue primarily from providing online advertising services to advertisers, faces intense competition for advertising business targeting online game players, which can be expected to increase significantly in the future. Changyou competes with other game information portals, such as duowan.com, operated by YY Inc., and game.qq.com, operated by Tencent Holdings Limited, and other Internet portals which have, or may over time be able to build, competitive advantages over Changyou in terms of:

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

In order to compete effectively in the PRC, as well as in the worldwide market, Changyou must continue to invest in research and development, to enhance its technology and its existing games, advertising and other services, introduce new game products and services, including games other than MMOGs, mobile games and Web games in order for it to adapt to industry trends and shifting demands of game players and advertising clients and to remain competitive. If Changyou’s products and services are not responsive to the needs of its game players and advertisers, are not appropriately timed with market opportunities, or are not effectively brought to market, or if its competitors are more successful than Changyou is in developing compelling products or in attracting and retaining game players and advertisers, Changyou may not be able to recoup such expenditures and its business could be adversely affected.

Changyou’s business could suffer if Changyou does not successfully manage any future growth.

Changyou experienced a period of rapid growth and expansion through 2013 that placed, and will continue to place, strain on its management personnel, systems and resources. In addition, to accommodate any future growth, we anticipate that Changyou will need to implement a variety of new and upgraded operational and financial systems, including online payment systems, procedures and controls, improvement of its accounting and other internal management systems and security systems related to the foregoing, all of which require substantial management efforts and financial resources. Changyou will also need to continue to train, manage and motivate its workforce, and manage its relationships with its third-party operators, distributors and service providers and its game player base. All of these endeavors will require substantial management effort and skills and the incurrence of additional expenditures. Changyou may not be able to efficiently or effectively implement its growth strategies and manage the growth of its operations, and any failure to do so may limit its future growth and hamper its business strategy.

Changyou’s revenues increased only slightly for 2014 compared to 2013 and Changyou suffered a net loss in 2014. Changyou may not be able to avoid future slowing of its revenue growth or future losses.

Changyou’ revenues grew significantly in a relatively short period of time prior to 2014, but its revenue growth stalled in 2014. Primarily due to the commercial success of TLBB, its revenues grew from $623.4 million for the year ended December 31, 2012 to $737.9 million for the year ended December 31, 2013. However, its revenues for the year ended December 31, 2014 increased only slightly to $755.3 million and its net income attributable to Changyou.com Limited decreased from $282.4 million for the year ended December 31, 2012 to $268.6 million for the year ended December 31, 2013 and Changyou suffered a net loss attributable to Changyou.com Limited of $3.4 million for the year ended December 31, 2014 and sustained operating losses for each quarter of 2014. Changyou is not likely to experience rates of revenue growth in the future similar to those that it experienced prior to 2014. Changyou also may experience declines in its revenues or net losses in the future due to a number of factors, including, among other things, the uncertain level of popularity of its future games, the need to expend greater amounts in order to develop or acquire new games, technologies, assets, and businesses, and uncertainty as to its ability to integrate such newly acquired games, technologies, assets and businesses. In particular, Changyou expects to experience significant increases in its costs and expenses as it expands its business into mobile games in order to adapt to industry trends and an evolving market environment. Accordingly, you should not rely on the results of any prior period as an indication of Changyou’s future financial and operating performance.

Changyou’s previous and any future acquisitions and/or strategic alliances may have an adverse effect on its ability to manage its business and may also result in impairment charges.

Changyou has made acquisitions of, and may potentially acquire in the future, technologies, businesses or assets that are complementary to our business and/or enter into strategic alliances in order to leverage its position in the Chinese online game market and expand its business domestically and internationally. Such acquisitions or strategic alliances may expose Changyou to potential risks, including risks associated with the integration of new technologies, businesses and personnel, unforeseen or hidden liabilities, the diversion of management attention and resources from its existing business, and the inability to generate sufficient revenues to offset the costs and expenses of acquisitions or strategic alliances. Any difficulties encountered in the acquisition and strategic alliance process may have an adverse effect on Changyou’s ability to manage its business. In addition, acquired businesses may not perform to Changyou’s expectations for various reasons, including the loss of key personnel or key clients, and Changyou’s strategic focus may change. As a result, Changyou may not realize the benefits it anticipated. If Changyou fail to integrate acquired technologies, businesses and assets or realize the expected benefits, Changyou may not receive a return on its investment and its transaction costs for such acquisitions. The benefits of an acquisition or investment may also take considerable time to develop, and we cannot be certain that any particular acquisition or investment by Changyou will produce the intended benefits, which could adversely affect its business and operating results. Acquisitions could result in contingent liabilities or amortization expenses related to intangible assets or write-offs of goodwill and/or intangible assets, which could adversely affect Changyou’s results of operations. For example, December 2013, Changyou acquired RaidCall with the expectation of generating benefits from synergies with Changyou’s online game business. However, in 2014 Changyou recognized a $33.8 million impairment loss for goodwill and a $15.3 million impairment loss for acquired intangible assets related to RaidCall, as a result of Changyou’s management’s assessment that the impairments existed based on its conclusion that RaidCall was unable to provide such expected synergies.

Changyou is dependent upon its management and upon its key development and technical personnel; Changyou’s business may be severely disrupted if it loses the services of any of them.

Changyou’s future success depends substantially on the services of its executive officers and its key development and technical personnel, such as its Co-Chief Executive Officer Carol Yu, its Co-Chief Executive Officer Dewen Chen, its Chief Operating Officer Xiaojian Hong, and its Chief Financial Officer Jasmine Zhou. If one or more of its executive officers or key development or technical personnel were unable or unwilling to continue in their present positions, Changyou might not be able to replace them easily or at all. For example, Alex Ho resigned as its Chief Financial Officer effective on March 4, 2014 and Changyou had only acting Chief Financial Officers until Changyou appointed Ms. Zhou as its Chief Financial Officer on February 7, 2015. Tao Wang resigned as its Chief Executive Officer effective November 2, 2014 and Changyou appointed Ms. Yu and Mr. Chen as Co-Chief Executive Officers to replace Mr. Wang. Changyou’s business could be significantly disrupted if the transitions of Chief Financial Officer duties to Ms. Zhou and of Chief Executive Officer duties to Ms. Yu and Mr. Chen do not go smoothly. In addition, if any of Changyou’s executive officers or key employees joins a competitor or forms a competing company, Changyou may lose know-how, key professionals, staff members and suppliers. These executive officers and key employees could develop and operate games or platforms that could compete with and take game players and users away from Changyou’s existing and future games and platforms. Although each of Changyou’s executive officers and key personnel have entered into an employment agreement with non-competition provisions, these non-competition provisions may not be enforceable in China.

Risk Related to Online Games

There are uncertainties regarding the future growth of the online game industry in China.

The online game industry, from which Changyou derives most of its revenues, is a relatively new and rapidly evolving industry. The growth of the online game industry and the level of demand and market acceptance of Changyou’s games are subject to a high degree of uncertainty. Changyou’s future operating results will depend on numerous factors affecting the online game industry, many of which are beyond Changyou’s control, including:

•	whether recent declines in the use of personal computers in general, and for purposes of accessing online games in particular, continue or accelerate in China and other markets in which Changyou offers its games;

•	growth in users of mobile devices (such as smart phones and tablets), Internet and broadband and penetration in China and other markets in which Changyou offers its games, and the rate of any such growth;

•	whether the online game industry, particularly in China and the rest of the Asia-Pacific region, continues to grow and the rate of any such growth;

•	general economic conditions in China, particularly economic conditions adversely affecting discretionary consumer spending, such as the slowdown in China’s economic growth that occurred between the first quarter of 2010 and the third quarter of 2012 and during 2014;

•	the availability and popularity of other forms of entertainment, particularly games on console systems, which are already popular in developed countries and may gain popularity in China; and

•	changes in consumer demographics and public tastes and preferences.

There is no assurance that online games in general will continue to be popular in China or elsewhere. In addition, the relative popularity of MMOGs and Web games can be expected to decline as users increasingly switch to mobile devices. A decline in the popularity of Changyou’s online games in general, and of the MMOGs and Web games that Changyou operates in particular, would adversely affect its business and prospects. For example, growth in the popularity of Changyou’s primary MMOG, TLBB, has stalled recently, and the popularity of Changyou’s two most successful Web games, Wartune and DDTank, has declined recently as they have reached a mature stage in their lifespans as games.

Changyou currently depends on its MMOG TLBB for a majority of its revenues, and any decrease in the popularity of TLBB or interruption in its operation would adversely affect Changyou’s results of operations. In addition, revenues from Changyou’s two most significant Web games have been declining and are expected to continue to decline.

Changyou currently relies on its MMOG TLBB for a majority of its revenues. Changyou launched TLBB in May 2007 and we cannot guarantee how long TLBB will continue to sustain its current level of popularity. To prolong TLBB’s lifespan, Changyou needs to continually improve and update the game on a timely basis with new features that appeal to existing game players and attract new game players, and to market these new features. Despite Changyou’s efforts to improve TLBB, players of the game may nevertheless lose interest in it over time. See “Changyou may not be successful in operating and improving its games to satisfy the changing demands of game players.”

Changyou’s Web games Wartune and DDTank had provided a significant portion of Changyou’s revenues in recent years, but revenues from these games have been declining and are expected to continue to decline. Changyou launched Wartune and DDTank in December 2011 and March 2009, respectively. Wartune and DDTank have both reached a mature phase and their popularity has been declining recently, and the rate of the decline in Changyou’s revenues from them may accelerate.

If Changyou fails to improve and update TLBB or other games on a timely basis, or if its competitors introduce more popular games catering to its game player base, Changyou’s games can be expected to lose their popularity, which would cause its revenues to decrease. Furthermore, if there are any interruptions in TLBB or other games’ operations due to unexpected server interruptions, network failures or other factors, game players may be prevented or deterred from making purchases of virtual items, which could also cause significant decreases in Changyou’s revenues.

Changyou’s MMOGs and Web games are currently accessed primarily through personal computers. As mobile devices such as mobile phones, tablets and other devices other than personal computers are increasingly used to access the Internet, Changyou must acquire or develop increasing numbers of mobile games if it is to maintain or increase its revenues, and Changyou may not be successful in doing so.

Devices other than personal computers, such as mobile phones and tablets, are used increasingly in China and in overseas markets to access the Internet. We believe that, for its business to be successful, Changyou will need to develop versions of its existing games, its pipeline games and any future games that work well with such devices. The games that Changyou develops for such devices may not function as smoothly as its existing games, and may not be attractive to game players in other ways. In addition, manufacturers of such devices may establish restrictive conditions for developers of applications to be used on such devices, and as a result Changyou’s games may not work well, or at all, on such devices. As new devices are released or updated, Changyou may encounter problems in developing versions of its games for use on such devices and may need to devote significant resources to the development, support, and maintenance of games for such devices. Changyou invested during 2014, and we expect Changyou to need to continue to invest, significant amounts in the acquisition, development, promotion and operation of games for mobile devices. If Changyou is unable to successfully expand the types of devices on which its existing and future games are available, or if the versions of its games that it develops for such devices do not function well or are not attractive to users and game players, or if the mobile games that Changyou has launched, or expects to launch in the future, are not successful, Changyou may not be able to recoup its investments in the mobile market.

Changyou’s business will suffer if it is unable to develop successful games for mobile devices or successfully monetize mobile games Changyou develops or acquires, and Changyou’s profits from any successful mobile games can be expected to be relatively lower than the profits it has enjoyed historically for MMOGs and Web games.

Developing games for mobile devices is an important component of Changyou’s strategy. Changyou has devoted, and we expect Changyou to continue to devote, substantial resources to the development of its mobile games. We cannot guarantee that Changyou will be able to develop games that appeal to players. In addition, Changyou may encounter difficulty in integrating features on games developed for mobile devices that a sufficient number of players will pay for or otherwise sufficiently monetizing mobile games. Changyou may not be successful in its efforts to increase its monetization from mobile games. If Changyou is unable to implement successful monetization strategies for its mobile games, its ability to grow revenue and its financial performance will be negatively affected.

Changyou’s ability to successfully develop games for mobile devices will depend on its ability to:

•	expand the portfolio of mobile games that Changyou develops in-house and licenses from third-party developers;

•	effectively develop new mobile games for multiple mobile operating systems and mobile devices;

•	effectively cross-market mobile games to players of its current MMOGs, mobile games and Web games;

•	anticipate and effectively respond to the growing number of players switching from Web games to mobile games, the changing mobile landscape and the interests of players;

•	attract, retain and motivate talented game designers, product managers and engineers with experience in developing games for mobile devices;

•	minimize launch delays and cost overruns on the development of new games;

•	effectively monetize mobile games without degrading the social game experience for its players;

•	develop games that provide for a compelling and optimal user experience through existing and developing third party technologies, including third party software and middleware utilized by its players; and

•	acquire and successfully integrate high quality mobile game assets, personnel or companies.

Further, even if Changyou develops or acquires license rights to a mobile game that is successful, the game’s lifespan may be short, as even successful mobile games tend to have less sustained user loyalty than do successful MMOGs and Web games. For example, the initial popularity of Changyou’s primary mobile game, TLBB 3D, which was launched in October 2014, may not be sustainable, so the game’s initial success should not be viewed as an indication that it will continue to be successful or to generate significant revenues. In view of the uncertain lifespans of mobile games, it is necessary for Changyou to invest considerable sums in order to have a number of mobile games in its pipeline. In addition, Changyou has invested in mobile game development studios in order to assure access to an extensive pipeline of mobile games. Changyou must make such investments without knowing whether the games it develops will be successful and generate sufficient revenues to enable Changyou to recoup its costs.

In addition, Changyou’s profits from our mobile games, even if the games are successful, are likely to be relatively lower than its profits generated from MMOGs and Web games, because, in order to gain access for our games on mobile app stores, Changyou must enter into revenue-sharing arrangements that result in lower profit margins compared with those of its MMOGs and Web games.

These and other uncertainties make it difficult to know whether Changyou will be succeed in developing successful mobile games, or that Changyou will succeed in making its mobile game operations profitable if it does successfully develop mobile games. If Changyou does not succeed in doing so, its business will suffer.

There are risks associated with Changyou’s licensing of rights to use the titles, characters, themes and story lines of popular works or stories in order to adapt them for its online games.

Changyou frequently obtains license rights to the titles, characters, themes and story lines of popular works in order to adapt online games from such works. It can be difficult to identify a sufficient number of popular works that are suitable for adaptation for use in online games, and Changyou faces significant competition for the rights to such works from other online game companies that also adapt their online games from popular Chinese works. In addition, obtaining license rights to suitable works can involve significant expenses, and if games that Changyou adapts from particular works are not popular and commercial successes, Changyou will be unable to recoup such expenses. Obtaining such rights and adapting such works for mobile games present additional risks, because of the possibly relatively short lifespans of mobile games.

Changyou derives an increasing portion of its revenues from online games that Changyou licenses from or jointly develops with third party developers; any failure of third-party developers to fulfill their obligations under Changyou’s license or joint development agreements with them could have an adverse effect on Changyou’s operation of and revenues from those games, and Changyou’s revenue-sharing arrangements with those third-party developers reduce its revenues and profits from the operation of those games.

Changyou derive an increasing portion of its revenues from MMOGs and mobile games that Changyou licenses from, or jointly develops with, third-party developers. Under its license and joint development agreements for these games, Changyou relies on the third-party developers to provide game updates, enhancements and new versions, provide materials and other assistance in promoting the games and resolving game programming errors and issues with “bots” and other intrusions. Any failure of third-party developers to provide game updates, enhancements and new versions in a timely manner and that are appealing to game players, and provide assistance that enables Changyou to effectively promote the games, could adversely affect the game-playing experience of Changyou’s game players, damage its reputation, or shorten the life-spans of those games, any of which could result in the loss of game players, acceleration of Changyou’s amortization of the license fees it has paid for those games, or a decrease in or elimination of its revenues from those games.

In addition, Changyou’s revenue-sharing arrangements for games that Changyou licenses from or jointly develops with third-party developers provide Changyou with relatively less profit than games that Changyou develops in-house, and in some cases Changyou may not be able to recoup its investments in such games. Moreover, to secure the rights to games from third-party developers, Changyou often must pay up-front fees and also commit to pay additional fees in the future. Similarly, Changyou also has invested in mobile game development studios in order to assure access to an extensive pipeline of mobile games. Changyou often must make such commitments and investments without knowing whether the games Changyou is licensing or jointly developing will be successful and generate sufficient revenues to enable Changyou to recoup its costs or for the games to be profitable.

Furthermore, for games that Changyou licenses from or jointly develops with third parties, Changyou may not have access to the game source codes during the initial period of the license, or at all. Without the source codes, Changyou has to rely on the licensors to provide updates and enhancements during the initial period, giving it less control over the quality and timeliness of updates and enhancements. If Changyou game players are not satisfied with the level of services they receive, they may choose to not play the games, leading to a decrease in Changyou’s revenues.

Changyou relies on third-party operators to jointly operate most of its Web games with it.

Changyou largely relies on third-party operators to attract users to play its Web games and for most of the marketing of such games. Operations through third-party operators account for a substantial majority of Changyou’s revenues from Web games. If third-party operators of Changyou’s games experience network disruptions, cease to offer its games over their platforms, fail to effectively promote Changyou’s games on their platforms or attract game players, or terminate Changyou’s joint operation agreements in advance of their expiration dates during any particular period, Changyou’s revenues for that period will be adversely affected and its reputation and /or the reputation of its subsidiaries that are engaged in game development could be harmed.

Changyou faces significant risks and incur additional costs when it licenses to, or jointly operates with, third-party operators its games outside of China. If Changyou fails to manage these risks, its growth and business prospects could be adversely affected.

Changyou currently licenses, and expects to continue to, exclusively license to, or jointly operate with, third-party operators some of its games in regions and countries outside of Mainland China. Identifying appropriate overseas markets, negotiating with potential third-party operators and joint operators and managing Changyou’s relationships with the third-party operators and joint operators all require substantial management effort and skills and the incurrence of significant expenses. Licensing Changyou’s games and operating them overseas directly or jointly with third-party joint operators also require translation of Changyou’s games into the local languages of the overseas markets in which Changyou plans to license or jointly operate its games and may require customization as well, which require significant additional expense. There are additional risks associated with the licensing or direct or joint operation of Changyou’s games overseas, including:

•	difficulties in identifying and maintaining good relationships with licensees or joint operators who are knowledgeable about, and can effectively operate Changyou’s games in, overseas markets;

•	difficulties relating to compliance with the different legal requirements and commercial terms in the overseas markets in which Changyou licenses or directly or jointly operates its games, such as game export regulatory procedures, taxes and other restrictions and expenses;

•	difficulties in maintaining the reputation of Changyou and its games when Changyou’s games are operated by licensees or joint operators in overseas markets pursuant to their own standards;

•	changes in the political, regulatory or economic conditions in a foreign country or region, or public policies toward online games;

•	exposure to different regulatory systems governing the protection of intellectual property and the regulation of online games, the Internet and the export of technology;

•	difficulties in protecting Changyou’s intellectual property; and

•	difficulties in managing Changyou’s overseas employees when it operates its games directly overseas;

Additional costs and monetary risks associated with the licensing or direct or joint operation of Changyou’s games overseas include:

•	costs for compliance with different legal requirements and commercial terms in overseas markets;

•	difficulties in verifying revenues generated from Changyou’s games by its licensees for purposes of determining royalties payable to Changyou;

•	difficulties and delays in contract enforcement and collection of receivables through the use of foreign legal systems;

•	the risk that regulatory authorities in foreign countries or administrative regions may impose withholding taxes, or place restrictions on repatriation of Changyou’s profits; and

•	fluctuations in currency exchange rates.

If Changyou is unable to manage these risks and control these costs effectively, is ability to license or operate its games overseas either directly or jointly with third-party joint operators may be impaired.

Game players’ spending on Changyou’s games may be adversely affected by slower growth in the Chinese economy and adverse conditions in the global economy.

Changyou relies on the spending of its game players for its revenues, which in turn depends on the players’ level of disposable income, perceived future earnings capabilities and willingness to spend. The real estate market in the PRC and the level of exports from the PRC have both experienced significant declines recently and, according to the National Bureau of Statistics of China, the growth rate of China’s gross domestic product, compared to that of the previous year, slowed from 9.2% in 2011 to 7.5% in 2012 and 7.7% in 2013 and 7.4% in 2014. Such growth may also slow in the future, which could in turn result in a reduction in spending by Changyou’s game players.

In addition, the global economy has experienced significant instability and there has been continuing volatility in global financial and credit markets in recent years, with growth in the United States uncertain, and some analysts are concerned that the European Community may experience a sustained downturn. It is unclear how long such instability and volatility will continue, whether it will increase, whether it will lead to a renewed worldwide economic downturn such as the one that began in 2008, and how much adverse impact such instability and volatility or any such downturn might have on the economies of China and other jurisdictions where Changyou operates its games. Any such instability, volatility or adverse impact in China or in overseas markets could cause Changyou’s game players to reduce their spending on its games in China or overseas and reduce its revenues.

Changyou may not be successful in operating and improving its games to satisfy the changing demands of game players.

Changyou depends on purchases and continual consumption of virtual items by its game players to generate revenues, which in turn depend on the continued attractiveness of its games to the game players and their satisfactory game-playing experience. Various issues could arise that would cause its games to be less attractive to its game players or could limit the continued attractiveness of its games. For example:

•	we may fail to provide game updates, expansion packs and other enhancements in a timely manner due to technologies, resources or other factors;

•	Changyou’s game updates, expansion packs and new versions may contain program errors, and their installation may create other unforeseen issues that adversely affect the game-playing experience;

•	Changyou may fail to timely respond and/or resolve complaints from its game players;

•	Changyou may fail to eliminate computer “bots” which can disrupt its games’ smooth operation and reduce the attractiveness of its games; and

•	Changyou’s game updates, expansion packs and other enhancements may change rules or other aspects of its games that its game players do not welcome, resulting in a reduction in the active accounts or active paying accounts of its MMOGs.

Changyou’s failure to address the above-mentioned issues could adversely affect the game-playing experience of its game players, damage the reputation of its games, shorten the lifespans of its games, and result in the loss of game players and a decrease in its revenues.

Undetected programming errors or defects in Changyou’s games could harm its reputation and adversely affect its results of operations.

Changyou’s games are subject to frequent improvement and updates, and may contain bugs or flaws that may become apparent only after the updated applications are accessed by users, particularly as Changyou launches new updates under tight time constraints. From time to time, Changyou’s users may inform it of programming bugs affecting their experience, and Changyou is generally able to resolve such flaws promptly. However, if for any reason programming bugs or flaws are not resolved in a timely fashion, Changyou may lose some of its users and its revenues will be affected negatively, and its reputation and the market acceptance of its games may also be harmed.

Changyou may fail to launch new games according to its timetable, and its new games may not be commercially successful.

All online games have limited lifespans. Changyou must launch new games that can generate additional revenue and diversify its revenue sources in order to remain competitive. Changyou will not generate any meaningful revenue from a pipeline game until it is commercially launched after open beta testing, and we cannot assure you that Changyou will be able to meet its timetable for new game launches or that its new games will be successful. A number of factors, including technical difficulties, lack of sufficient game development personnel and other resources, failure to obtain or delays in obtaining relevant governmental authorities’ approvals and adverse developments in Changyou’s relationships with the licensors or third-party operators of its new games could result in delayed launching of its new games. In addition, we cannot assure you that Changyou’s new games will be as well received in the market as TLBB has been, and you should not view Changyou’s historical game revenues or the success of TLBB as indications of the commercial success of any of its new or future games. Changyou may fail to anticipate and adapt to future technical trends, new business models and changed game player preferences and requirements, fail to effectively plan and organize marketing and promotion activities, or fail to differentiate its new games from its existing games. If the new games Changyou introduces are not commercially successful, Changyou may not be able to generate sufficient revenues from new games to sustain or grow its results of operations or to recover its product development costs and sales and marketing expenses, which can be significant.

Changyou’s new games may attract game players away from its existing games

Changyou’s new games may attract game players away from its existing games. For example, with its increasingly diversified game portfolio, we cannot assure you that Changyou’s TLBB game players will not be attracted to play other newly launched games, including its new mobile game TLBB 3D, instead of TLBB. If this occurs, it will decrease its existing games’ player bases, which could in turn make these games less attractive to other game players, resulting in decreased revenues from its existing games. Game players who switch from playing Changyou’s existing games to its new games may also spend less money to purchase virtual items in its new games than they would have spent if they had continued playing its existing games, resulting in an adverse effect on its overall revenues. In addition game players’ switching from playing Changyou’s existing MMOGs or Web games to its new mobile games could cause its online games income to be relatively lower, as its mobile games tend to enjoy relatively lower profits as a result of revenue-sharing arrangements.

Changyou generates substantially all of its game revenues under the item-based revenue model, which presents risks related to consumer preferences and regulatory restrictions.

Substantially all of Changyou’s games, including MMOGs, mobile games and Web games, are operated under the item-based revenue model. Under this revenue model, Changyou’s game players are able to play the games for free if they so choose, but are charged for the purchase of virtual items in the games. Changyou currently expects that substantially all of its game revenues, including revenues from games currently in its pipeline, will continue to be generated under the item-based revenue model. The item-based revenue model requires Changyou to design games that not only attract game players to spend more time playing, but also encourage them to purchase virtual items. The sale of virtual items requires Changyou to track closely consumer tastes and preferences, especially as to in-game consumption patterns. If Changyou fails to design and price virtual items so as to incentivize game players to purchase them, Changyou may not be able to effectively translate its game player base and their playing time into revenues. In addition, the item-based revenue model may cause additional concerns with PRC regulators who have been implementing regulations designed to reduce the amount of time that Chinese youths spend on online games and intended to limit the total amount of virtual currency issued by online game operators and the amount purchased by individual game players. A revenue model that does not charge for time played may be viewed by the PRC regulators as inconsistent with these goals. The item-based revenue model may not continue to be commercially successful and in the future Changyou may need to change its revenue model to a time-based or other revenue model. Any change in revenue model could result in disruption of Changyou’s game operations, a decrease in the number of its game players and a decline in its revenues.

Changyou relies on recorded data for game revenue recognition and tracking of game players’ consumption patterns of virtual items. If its data systems fail to operate effectively, such failure will not only affect the completeness and accuracy of its revenue recognition, but also its ability to design and improve virtual items that appeal to game players.

Changyou’s game operations revenues are generated through the sale of its prepaid game cards or online direct sale of game points, and its recognition of those revenues depends on such factors as whether the virtual items purchased by game players are considered consumable or perpetual and, in the case of its Web game joint operation arrangements with third-party joint operators, whether the games are hosted on its servers or the third parties’ servers. Changyou relies on its data systems to record and monitor the purchase and consumption of virtual items by its game players and the types of virtual items purchased. If its data systems fail to accurately record the purchase and consumption information of the virtual items, Changyou may not be able to accurately recognize its revenues. In addition, various factors affect the estimated lives of perpetual virtual items, such as the average period that game players typically play its games and other game player behavior patterns, the acceptance and popularity of expansion packs, promotional events launched and market conditions, and Changyou relies on its billing systems to capture such historical game player behavior patterns and other information. If such information is not accurately recorded, or if Changyou does not have sufficient information due to the short operating history of any of its games, Changyou will not be able to accurately estimate the lives of, or the estimated average period the game players play its games with respect to, the perpetual virtual items, which will also affect its ability to accurately recognize its revenues from such perpetual virtual items. If its data systems were damaged by system failure, network interruption, or virus infection, or attacked by a hacker, the integrity of data would be compromised, which could adversely affect its revenue recognition and the completeness and accuracy of its recognized revenues.

In addition, Changyou relies on its data systems to record game player purchase and consumption patterns, based on which Changyou improves its existing virtual items and design new virtual items. For example, Changyou intends to increase development efforts on the number and variety of virtual items that its game players like to purchase, and Changyou may also adjust prices accordingly. If Changyou’s data systems fail to record data accurately, its ability to improve existing virtual items or design new virtual items that are appealing to its game players may be adversely affected, which could in turn adversely affect its revenues.

Rapid technological changes may increase Changyou’s game development costs.

The online game industry is evolving rapidly, so Changyou needs to anticipate new technologies and evaluate their possible market acceptance. In addition, government authorities or industry organizations may adopt new standards that apply to game development. Any new technologies and new standards may require increases in expenditures for MMOG, mobile game or Web games development and operations, and Changyou will need to adapt its business to cope with the changes and support these new services to be successful. If Changyou falls behind in adopting new technologies or standards, its existing games may lose popularity, and its newly developed games may not be well received in the marketplace.

The proliferation of “cheating” programs and scam offers that seek to exploit Changyou’s games and players harms the game-playing experience and may lead players to stop playing its games.

Third parties have developed, and may continue to develop, “cheating” programs that enable players to exploit Changyou’s games, play the games in an automated way or obtain unfair advantages over other players who play fairly. These programs harm the experience of players who play fairly and may disrupt the economics of Changyou’s games. In addition, unrelated third parties may attempt to scam Changyou’s players with fake offers for virtual goods. Changyou needs to devote significant resources to discover, disable and prevent such programs and activities, and if Changyou is unable to do so quickly its operations may be disrupted, its reputation may be damaged and players may stop playing its games. This may lead to lost revenue and increased costs for Changyou to develop technological measures to combat such programs and activities.

Changyou could be liable for breaches in the security of its online payment platforms and those of third parties with whom Changyou transacts business, and any such breaches could cause its customers to lose confidence in the integrity of the payment systems that Changyou use.

Currently, Changyou sells a substantial portion of its virtual prepaid game cards and game points to its game players through third-party online payment platforms. In these online transactions, secure transmission of confidential information, such as customers’ credit card numbers and expiration dates, personal information and billing addresses, over public networks is essential if Changyou is to maintain its consumers’ confidence in it. In addition, Changyou expects that an increasing amount of its sales will be conducted over the Internet as a result of the growing use of online payment systems. As a result, the risk of associated online crime will increase. Changyou’s current security measures and those of the third parties with whom Changyou transacts business may not be adequate. Changyou must be prepared to increase its security measures and efforts so that its game players have confidence in the reliability of the online payment systems that Changyou uses, which will require Changyou to incur additional expense. Such increased security measures may still not make Changyou’s online payment systems completely safe. In addition, Changyou does not have control over the security measures of its third-party online payment vendors. Breaches in the security of online payment systems that Changyou uses could expose Changyou to litigation and liability for failing to secure confidential customer information, and could harm its reputation, ability to attract customers and ability to encourage customers to purchase virtual items.

Changyou’s business may be harmed if its games are not featured in a sufficient number of Internet cafés in China

A certain number of game players access Changyou’s games through Internet cafés in China. Due to limited hardware capacity, Internet cafés generally feature a limited number of games on their computers. Changyou thus competes with a growing number of other online game operators to ensure that its games are featured on these computers. It is necessary for Changyou to maintain good relationships with Internet café operators, to ensure that its games are featured in a sufficient number of Internet cafés. If Changyou fails to maintain good relationships with Internet café operators, or if Changyou and /or its third-party operators fail to successfully persuade Internet cafés to feature its games, its revenues may be affected.

Risks Related to the Platform Channel Business

Changyou may not be able to successfully monetize its platform channel business beyond the operation of its 17173.com Website or to recoup its significant in investment in such business.

During 2013 and 2014 Changyou made significant investments in acquiring assets and marketing, including both domestic and overseas marketing, and spent considerable sums to increase its staffing levels, with the goal of expanding and promoting its platform channel business beyond the operation of the 17173.com Website. Changyou’s acquisitions during that period included Doyo, RaidCall and MoboTap. However, Changyou has had only limited success to date in generating revenues from such additions to its platform channel business and it is not clear whether Changyou’s significant investments in expanding and marketing the platform channel business will provide any significant benefit. Changyou’s continuing efforts to monetize those products and services may not be successful, and Changyou may never be able to make its platform channel business apart from the 17173.com Website profitable, and it may not be able to recoup the investments it made in assets, marketing and staffing for the platform channel business. For example, after the acquisition of RaidCall, Changyou’s management concluded that RaidCall would not be able to provide expected synergies with Changyou’s online games business, and Changyou recognized substantial impairment charges as a result.

Online advertising revenues from the 17173.com Website could fail to grow or could decline as a result of uncertainties in the online advertising market.

Changyou’s online advertising revenues of $59.0 million for the year ended December 31, 2014, which were mainly derived from the operation of the 17173.com Website, represented 7.8% of Changyou’s total revenues for the year. Changyou’s ability to maintain or grow online advertising revenues may be adversely affected by any of the following risk factors:

•	Changes in government policy could restrict or curtail Changyou’s online advertising services;

•	Advertising clients may adopt new methods and strategies other than online advertising to promote their brands, which would have an adverse impact on Changyou’s advertising revenues; and

•	The acceptance of the Internet as a medium for advertising depends on the development of a measurement standard. No standards for the measurement of the effectiveness of online advertising have been widely accepted. Industry-wide standards may not develop sufficiently to support the Internet as an effective advertising medium. If these standards do not develop, advertisers may choose not to advertise on the Internet in general, or through Changyou’s Websites.

In addition, Changyou’s ability to generate and maintain significant online advertising revenues will also depend upon:

•	the development of a large base of users possessing demographic characteristics attractive to advertising clients;

•	the acceptance of online advertisements as an effective method of business marketing;

•	the effectiveness of its advertising delivery, tracking and reporting systems;

•	the extent of resistance from existing or potential customers to online advertising prices; and

•	the development of new formats for online advertising, such as streaming video.

The expansion of Internet advertisement blocking software may result in a decrease in advertising revenues.

The development of Web software that blocks Internet advertisements before they appear on a user’s screen may hinder the growth of online advertising. The expansion of advertisement blocking on the Internet may decrease Changyou’s revenues from the 17173.com Website because, when an advertisement is blocked, it is not downloaded from the server, which means that it will not be tracked as a delivered advertisement. In addition, advertisers may choose not to advertise on the Internet or on the 17173.com Website because of the use by third parties of Internet advertisement blocking software.

Changyou relies on advertising agencies to sell online advertising services on the 17173.com Website. If current trends of consolidation of advertising agencies in the Chinese market continue, the bargaining power of the large advertising agencies resulting from such consolidation may permit them to require that Changyou pay higher sales rebates, which would adversely affect Changyou’s gross margin.

Most of the online advertising services of the 17173.com Website are distributed by, and most of the online advertising revenues of the 17173.com Website are derived from, advertising agencies. For example, in 2014 Changyou engaged eight advertising agencies, which contributed approximately 90% of the online advertising revenues of the 17173.com Website. In consideration for these agencies’ services, Changyou is required to pay certain percentages of revenues as sales rebates. If the online advertising market is consolidated and effectively controlled by a small number of large advertising agencies, such advertising agencies may be in a position to demand higher sales rebates based on increased bargaining power, which could negatively affect Changyou’s online advertising growth, as Changyou books its online advertising revenue net of its sales rebates to advertising agencies.

Risks of Others Business

Changyou may not be able to maintain or expand the revenues that it receives from cinema advertising services.

Changyou’s cinema advertising business generates revenues through contracts that Changyou enters into with advertisers to place their advertisements in pre-film advertising slots in movie theatres. Changyou acquires the cinema advertising rights for such pre-film advertising slots under long-term contracts, typically with three–year terms, with various theatres and film production companies. If Changyou is unable to sell to advertisers all of the pre-film advertising slots that Changyou purchases, it may not be able to recoup its upfront payments and committed payments under the contracts. Further, we cannot assure you that Changyou will be able to develop, maintain or expand the types of cooperative relationships with movie theatres and film production companies that will permit Changyou to maintain its existing rights or to obtain any additional rights to pre-movie advertisement slots at reasonable prices. Any failure by Changyou to develop, maintain or expand such cooperative relationships could prevent it from increasing our cinema advertising revenues, could cause such revenues to decrease or could result in Changyou’s cinema advertising business generating losses.

General Business Risks

Changyou’s prospects for growth may be adversely affected if it cannot successfully manage and make timely adjustments to its hiring needs to support its business strategies.

The Internet industry in China is characterized by high demand and intense competition for talent, particularly for game developers and related technical personnel, and Changyou’s success in the implementation of its growth strategies depends on its ability to successfully manage, and make timely adjustments to, its hiring needs. The number of Changyou’s employees increased 35.3% between the end of 2012 and the end of 2013 as it expanded its business into mobile games, the platform channel business and international markets, but decreased 11.0% between the end of 2013 and the end of 2014, as Changyou emphasized the development of mobile games and laid off a number of employees who had been focused primarily on international markets and the platform channel business other than the 17173.com Website. These layoffs could have an adverse effect on Changyou’s remaining employees’ morale and their loyalty to Changyou, and cause it to lose employees whose talents and experience are important for its business, and could also have a negative impact on its reputation as an employer and its ability to attract qualified employees in the future. Laid-off employees could also make claims against Changyou for additional compensation, causing it to incur additional expense.

Changyou may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely to it, could subject it to significant liabilities and other costs.

Changyou’s success depends largely on its ability to use and develop its technology and know-how without infringing the intellectual property rights of third parties. We cannot assure you that third parties will not assert intellectual property claims against Changyou. Changyou is subject to additional risks if entities licensing to it intellectual property, including, for example, game source codes, do not have adequate rights in any such licensed materials. The validity and scope of claims relating to the intellectual property of game development and technology involve complex scientific, legal and factual questions and analyses and, therefore, tend to be uncertain. If third parties assert copyright or patent infringement or violation of other intellectual property rights against it, Changyou will have to defend itself in litigation or administrative proceedings, which can be both costly and time consuming and may significantly divert the efforts and resources of its technical and management personnel. An adverse determination or settlement in any such litigation or proceedings to which Changyou may become a party could subject it to significant liability to third parties, or require it to seek licenses from third parties, pay ongoing royalties, or redesign its games or subject it to injunctions prohibiting the development and operation of its games.

In addition, in the case of its Web games, Changyou’s potential exposure to litigation alleging that its games infringe the intellectual property of others may extend to potential claims against the third-party joint operators of its games. Changyou typically agree in its agreements with joint operators to indemnify the joint operators against claims of infringement relating to Changyou’s games. As a result, Changyou may have to defend its joint operators with respect to any allegations against them with respect to infringement by its games, which could be both costly and time consuming.

Changyou may need to incur significant expenses to enforce its proprietary rights, and if it is unable to protect such rights, its competitive position and financial performance could be harmed.

Changyou regard its intellectual property and proprietary rights as critical to its success. In particular, Changyou has spent a significant amount of time and resources in developing its current games and its pipeline games. Changyou’s ability to protect its proprietary rights in connection with its games is critical for their success and Changyou’s overall financial performance. While Changyou has registered software in China for copyright protection and have taken various measures to protect its source codes, such measures may not be sufficient to protect its proprietary information and intellectual property. Intellectual property rights and confidentiality protection in China may not be as effective as they are in the United States and other developed countries. Policing unauthorized use of proprietary technology is difficult and expensive. In addition, while Changyou has registered some trademarks relating to its games in the PRC and other jurisdictions, and has applied for additional registrations of trademarks, in some instances Changyou may not succeed in obtaining registration of trademarks that Changyou has applied for in different languages, such as English. There is no assurance that these pending or future trademark applications will be approved. Any failure to register trademarks in any country or region may limit Changyou’s ability to protect its rights in such country or region under relevant trademark laws, and Changyou may need to change the name or the relevant trademark in certain cases, which may adversely affect its branding and marketing efforts.

Despite Changyou’s efforts to protect its intellectual property, online game developers may copy its ideas and designs, and other third parties may infringe its intellectual property rights. For example, certain third parties have misappropriated the source codes of previous versions of TLBB and have set up unauthorized servers in China and elsewhere to operate TLBB to compete with it. Although in response Changyou has taken measures to enforce its intellectual property rights, such measures may not be successful in eliminating these unauthorized servers. The existence of unauthorized servers may attract game players away from Changyou’s games and may result in decreases in its revenues. Litigation relating to intellectual property rights may result in substantial costs to Changyou and diversion of resources and management attention away from its business, and may not be successful. In addition, Changyou’s ideas and certain of its designs, if not fixed in a tangible form of expression or registered with the appropriate PRC authorities, may not be protected by patents or other intellectual property rights. As a result, Changyou may be limited in its ability to assert intellectual property rights against online game developers who independently develop ideas and designs that compete with it.

Changyou may not have exclusive rights to trademarks, designs and technologies that are crucial to its business.

Changyou has applied for initial registrations in the PRC and overseas, and/or changes in registrations relating to transfers of its key trademarks in the PRC, including ChangYou.com, cyou.com, 7Road, TLBB, TL logos, Blade Online, Wartune, DDTank, 17173 and the corresponding Chinese versions of the marks, so as to establish and protect its exclusive rights to these trademarks. Changyou has succeeded in registering the trademarks ChangYou.com, cyou.com, 7Road, TLBB, TL logos, Wartune, DDTank, 17173 and Dolphin Browser in the PRC under certain classes. The applications for initial registration, and/or changes in registrations relating to transfers, of other marks and/or of some of these marks under other classes are still under examination by the Trademark Office of the State Administration for Industry & Commerce of the PRC, or the SAIC, and relevant authorities overseas. Changyou has applied for patents relating to the design of its games and to technology intended to enhance the functionalities of its games. Changyou has various patent applications under examination by the State Intellectual Property Office of the PRC. Approvals of its initial trademark registration applications, and/or of changes in registrations relating to such transfers, or of its patent applications, are subject to determinations by the Trademark Office of the SAIC, the State Intellectual Property Office of the PRC and relevant authorities overseas that there are no prior rights in the applicable territory. We cannot assure you that these applications will be approved. Any rejection of these applications could adversely affect Changyou’s rights to the affected marks, designs and technologies. In addition, even if these applications are approved, we cannot assure you that any registered trademark or issued patent will be sufficient in scope to provide adequate protection of Changyou’s rights.

Breaches in the security of Changyou’s server network could cause disruptions in its service, facilitate piracy of its intellectual property, or compromise confidential information of its game players.

Changyou stores on its servers and transmits over the Internet considerable and continually increasing amounts of data, much of which is essential to the operation of its business or is highly confidential information concerning its business and its game players. In addition, the expansion of Changyou’s business to include Web and mobile games and its need to comply with PRC regulations requiring real-name registration of Changyou’s game players are likely to cause the amount of personal data concerning its game players that is transmitted over its networks to increase over time. Any breaches of Changyou’s network by hackers could cause severe disruptions in its service, allow piracy of the source code used in the operation of its games and allow pirated versions of its games to enter the marketplace, or result in the release of confidential personal or financial information of its game players, any of which could have an adverse impact on its business, its revenues, and its reputation among game players. In order to minimize the likelihood of such breaches as Changyou’s business expands and the amount of confidential and sensitive data increases, Changyou expects that it will need to expend considerable resources to maintain and enhance the effectiveness of its security systems.

The successful operation of Changyou’s business and implementation of its growth strategies, including its ability to accommodate additional game players and advertising clients in the future, depend upon the performance and reliability of the Internet infrastructure and fixed telecommunications networks in China.

Almost all access to the Internet in China is maintained through state-owned telecommunications operators under the administrative control and regulatory supervision of the Ministry of Industry and Information Technology, or MIIT. Changyou relies on this infrastructure to provide data communications capacity, primarily through local telecommunications lines. Although the PRC government has announced plans to develop the national information infrastructure, this infrastructure may not be developed as planned or at all. In addition, Changyou will have no access to alternative networks and services, on a timely basis if at all, in the event of any infrastructure disruption or failure. The Internet infrastructure in China may not support the demands necessary for continued growth in Internet usage.

Changyou may be subject to, and may expend significant resources in defending against, claims regarding the content and services Changyou provides over its Websites.

As Changyou’s services may be used to download and distribute information to others, there is a risk that claims may be made against it for defamation, negligence, copyright or trademark infringement or based on the nature and content of such information. Furthermore, Changyou could be subject to claims related to the online activities of its visitors and incur significant costs in its defense. In the past, claims regarding the nature and content of information that was posted online by visitors have been made in the United States against companies that provide online services. Changyou could be exposed to liability for the selection of listings that may be accessible through its Websites or through content and materials that its visitors may post in classifieds, message boards, chat rooms or other interactive services. If any information provided through Changyou’s services contains errors, third parties may make claims against it for losses incurred in reliance on the information.

Changyou does not carry any liability insurance against of the foregoing risks.

Changyou does not have business insurance coverage.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products, or offer them at a high price. As a result, we do not have any business liability, loss of data or disruption insurance coverage for Changyou’s operations in China or the operations of its joint operators in China and overseas. Any business disruption, litigation or natural disaster might result in Changyou’s incurring substantial costs and the diversion of its resources.

The limited use of personal computers in China and the relatively high cost of Internet access in relation to per capita gross domestic product may limit the development of the Internet in China and impede Changyou’s growth.

The penetration rate for personal computers in China is significantly lower than it is in the United States and other developed countries. Furthermore, the cost of Internet access in China is still relatively high as compared to other developed countries. The limited use of personal computers in China and the relatively high cost of Internet access may limit the growth of Changyou’s business. In addition, there may be increases in Internet access fees or telecommunication fees in China. If that happens, the number of Changyou’s game players may decrease or the growth of its game player base may be adversely impacted. Slow growth of, or a decrease in, the traffic on the 17173.com Website may also cause Changyou’s advertising clients to reduce their use of its online advertising services, reducing its online advertising revenues.

Changyou faces risks related to health epidemics and other natural disasters.

Changyou’s business could be adversely affected by the effects of H1N1 influenza, H7N9 influenza, avian influenza or other epidemics or outbreaks. In recent years, there have been reports of occurrences of H1N1 influenza, H7N9 influenza and of avian influenza in various parts of China, including a few confirmed human cases and deaths. Any prolonged recurrence of H1N1 influenza, H7N9 influenza, avian influenza or other adverse public health developments in China may have an adverse effect on Changyou’s business operations. Adverse effects could include illness and loss of Changyou’s management and key employees, as well as temporary closure of its offices and related other businesses, such as server operations, upon which Changyou relies, and a decrease in the number of its game players. Such loss of management and key employees or closures would severely disrupt Changyou’s business operations. Changyou has not adopted any written preventive measures or contingency plans to combat any future outbreak of H1N1 influenza, H7N9 influenza, avian influenza, or any other epidemics. In addition, other major natural disasters may also adversely affect Changyou’s business by, for example, causing disruptions of the Internet network or otherwise affecting access to its games.

Changyou may not be able to generate sufficient cash flow in U.S. Dollars in the future to service its debt obligations, which would cause it to default under its U.S. Dollar bank loan facilities.

Changyou’s ability to make scheduled payments on, or to refinance its obligations with respect to, its indebtedness to banks for borrowed money will depend on its financial and operating performance, which in turn will be affected by general economic conditions and by financial, competitive, regulatory and other factors beyond its control. It is possible that Changyou will be unable in the future to generate sufficient cash flow from its operations to cover indebtedness under its existing or future bank loan facilities. Further, most of Changyou’s business operations are conducted in Mainland China and most of its revenues are denominated in RMB, while its existing loans were primarily advanced to it offshore in U.S. Dollars, and are repayable in U.S. Dollars. The conversion of RMB into U.S. Dollars must be made via Changyou’s onshore subsidiaries’ payment of dividends to its offshore subsidiaries, which can be time-consuming due to China’s strict foreign exchange controls, which could potentially prevent Changyou from making timely repayment of its offshore loans and cause a default under the loans.

Risks Related to Changyou’s Corporate Structure and PRC Law and Regulations

Changyou operates some of its existing games, and plans to operate certain of its pipeline and future games, with Internet authorization codes that Changyou obtained through third-party electronic publishing entities. If the SAPPRFT challenges the commercial operation of any of Changyou’s games that are operated with Internet authorization codes obtained through third-party publishing entities, Changyou may be subject to various penalties, including restrictions on its operations.

Under regulations issued by the SAPPRFT and the MIIT, online game operators are required to have an Internet publishing license, and an authorization code obtained under such a license is required for each game in operation and publicly available in the PRC. Changyou publishes certain of its existing games with authorization codes obtained under Internet publishing licenses held by third parties. For example, Changyou’s VIE Shenzhen 7Road intends to continue to publish certain of its pipeline and future games with authorization codes obtained under the Internet publishing licenses of third parties, and Wuhan Baina Information publishes a mobile online game with authorization codes obtain through a third-party. Current PRC regulations are not clear as to the consequence of obtaining authorization codes through the licenses of third-party entities. Changyou’s past and expected future practices might be challenged by the SAPPRFT, which could subject Changyou to various penalties, including fines, confiscation of publishing equipment and the revenues generated from the publishing activities, the revocation of its business license, or the forced discontinuation of or restrictions on its operations.

If Changyou is found to be in violation of current or future PRC law and regulations regarding Internet-related services and telecom-related activities, it could be subject to severe penalties.

The PRC government has enacted regulations that apply to Internet-related services and telecom-related activities, and purport to limit and require licensing of various aspects of the provision of Internet information and content, online games, and online advertising services.

Under regulations issued by the MOC, commercial entities are required to apply to a local branch of the MOC for an Online Culture Operating Permit if they engage in the production, duplication, importation, release or broadcasting of Internet cultural products; the dissemination of online cultural products on the Internet or the transmission of such products via Internet or mobile phone networks to user terminals, such as computers, phones, television sets and gaming consoles; the provision of Internet surfing service sites such as Internet cafés; or the holding or exhibition of contests related to Internet cultural products.

Many aspects of the existing regulations remain unclear. In addition, the PRC government may promulgate new laws or regulations at any time. If current or future laws or regulations regarding Internet-related activities are interpreted to be inconsistent with Changyou’s ownership structure and/or its business operations, its business could be severely impaired and it could be subject to severe penalties.

Regulation and censorship of information disseminated over the Internet in China may adversely affect Changyou’s business, and it may be liable for information displayed on, retrieved from or linked to its Websites.

The PRC government has adopted regulations governing Internet access and the distribution of news and other information over the Internet. Under these regulations, Internet content providers and Internet publishers are prohibited from posting or displaying over the Internet any content that, among other things, violates PRC law and regulations, impairs the national dignity of China, or is obscene, superstitious, fraudulent or defamatory. When Internet content providers and Internet publishers, including online game operators, find that information falling within the above scope is transmitted on their Websites or is stored in their electronic bulletin service systems, they are required to terminate the transmission of such information or delete such information immediately, keep records, and report to relevant authorities. Failure to comply with these requirements could result in the revocation of Changyou’s ICP license and other required licenses and the closure of its Websites. Internet content providers may also be held liable for prohibited information displayed on, retrieved from or linked to their Websites.

In addition, the MIIT has published regulations that subject Internet content providers to potential liability for the actions of game players and others using their Websites, including liability for violations of PRC law prohibiting the dissemination of content deemed to be socially destabilizing. As these regulations are subject to interpretation by the relevant authorities, it is not possible for us to determine in all cases the type of content that could result in liability for Changyou as a developer and operator of online games, and as an operator of the 17173.com Website, the wan.com Website and the Dolphin Browser. In addition, Changyou may not be able to control or restrict the content of other Internet content providers linked to or accessible through its Websites, or content generated or placed on its Websites by its game players, despite its attempt to monitor such content. To the extent that regulatory authorities find any portion of Changyou’s content objectionable, they may require it to curtail its games, which may reduce its game player base, the amount of time its games are played or the purchases of virtual items.

Changyou may be subject to the PRC government’s ongoing crackdown on Internet pornographic content.

The PRC government has stringent restrictions on online pornographic information and has launched several crackdowns on Internet pornography. Regulations jointly issued by the MIIT and three other government authorities jointly provide for rewards of up to RMB10,000 to Internet users who report Websites that feature pornography, and the MIIT established a committee to review such reports to determine an appropriate award. Changyou has not, to date, received any penalty from the PRC government in this regard. However, it is possible that content considered pornographic or vulgar by PRC government agencies will appear in the future on Websites or games that Changyou operates. In the event that Changyou is accused by the PRC government of hosting pornographic or vulgar content, its business and reputation could be adversely affected.

There are currently no laws or regulations in the PRC governing property rights of virtual assets and therefore it is not clear what liabilities, if any, Changyou may have relating to the loss of virtual assets by its game players.

In the course of playing Changyou’s games, game players can acquire and accumulate virtual assets, such as game player experience, skills and weaponry. Such virtual assets can be highly valued by game players and in some cases are traded among game players for real money or assets. In practice, virtual assets can be lost for various reasons, such as data loss caused by delay of network service by a network crash, or by hacking activities. There are currently no PRC law and regulations governing property rights of virtual assets. As a result, it is unclear who the legal owner of virtual assets is and whether the ownership of virtual assets is protected by law. In addition, it is unclear under PRC law and regulations whether an operator of online games such as Changyou would have any liability (whether in contract, tort or otherwise) for loss of such virtual assets by game players. Based on several judgments regarding the liabilities of online game operators for loss of virtual assets by game players, the courts have generally required the online game operators to provide well-developed security systems to protect such virtual assets owned by game players. In the event of a loss of virtual assets, Changyou may be sued by game players and may be held liable for damages.

Changyou’s online game operations may be adversely affected by implementation of anti-fatigue-related regulations.

The PRC government may decide to adopt more stringent policies to monitor the online game industry as a result of adverse public reaction to perceived addiction to online games, particularly by minors. Eight PRC government authorities, including the SAPPRFT, the Ministry of Education and the MIIT, jointly issued regulations, or the Anti-Fatigue Notice, requiring all Chinese online game operators to adopt an “anti-fatigue system” in an effort to curb addiction to online games by minors. Under the anti-fatigue system, three hours or less of continuous play is defined to be “healthy,” three to five hours is defined to be “fatiguing,” and five hours or more is defined to be “unhealthy.” Game operators are required to reduce the value of game benefits for minor game players by half when those game players reach the “fatiguing” level, and to zero when they reach the “unhealthy” level. In addition, online game players in China are now required to register their identity card numbers before they can play an online game. This system allows game operators to identify which game players are minors. These restrictions could limit Changyou’s ability to increase its business among minors. If these restrictions were expanded to apply to adult game players in the future, Changyou’s revenues could be adversely affected.

These eight PRC government authorities subsequently promulgated additional regulations, including a Notice on Initializing the verification of Real-name Registration for Anti-Fatigue System on Internet Games, or the Real-name Registration Notice, to strengthen the implementation of the anti-fatigue system and real-name registration. The Real-name Registration Notice’s main focus is to prevent minors from using an adult’s identity to play Internet games and, accordingly, provides stringent punishment for online game operators for not implementing the anti-fatigue and real name registration measures properly and effectively. The most severe punishment contemplated by the Real-name Registration Notice is termination of the operation of the online game if it is found to be in violation of the Anti-Fatigue Notice, the Real-name Registration Notice or the circular entitled Implementation of Online Game Monitor System of the Guardians of Minors, or the Monitor System Circular. The Real-name Registration Notice increases Changyou’s operating risks, as it will be required to spend more resources on the real-name verification and anti-fatigue system, which will lead to an increase in its operating costs. In addition, the amount of time that minors will be able to spend playing online games such as Changyou’s will be further limited, which can be expected to lead to a reduction in Changyou’s revenues. Furthermore, if Changyou is found to be violating these regulations, it may be required to suspend or discontinue its online game operations.

In February 2013, 15 PRC government authorities, including the SAPPRFT, the Ministry of Education, the MOC and the MIIT, jointly issued the Work Plan for the Integrated Prevention of Minors Online Game Addiction, or the Work Plan, implementing integrated measures by different authorities to prevent minors from being addicted to online games. Under the Work Plan, the current relevant regulations will be further clarified and additional implementation rules will be issued by relevant authorities. As a result, Changyou may have to impose more stringent limits for minor game players, which may lead to an increase in its operating expenses and a reduction in its revenues from minor game players.

In July 2014, the SAPPRFT issued the Notice on Further Launch Verification of Real-name Registration for Anti-Fatigue System on Internet Games, stating that, in view of some of the hardware and functionality limitations inherent in mobile devices, anti-fatigue system requirements applicable to Internet games do not currently apply to mobile games. If the SAPPRFT in the future decides to expand the anti-fatigue system requirements to mobile games, its operating expenses would be likely to increase.

The PRC governments’ supervision of Internet cafés could adversely affect Changyou’s ability to maintain or increase its revenues and its game player base in the Internet cafés.

Internet cafés are key venues for the playing of Changyou’s games. In April 2001, the PRC government tightened its regulation and supervision of Internet cafés, imposed capital and facility requirements for their establishment and licensing and restricted the total number of Internet cafés nationwide. These policies resulted in the closure a large number of Internet cafés without requisite government licenses, and encouraged the development of a limited number of national and regional Internet café chains, while discouraging the establishment of independent Internet cafés. Although in November 2014 the MOC, the MIIT, the SAIC and the MPS jointly issued Notice on Strengthening the Supervision of Law Enforcement, Improve the Management of Policies, Promote Healthy and Orderly Development of the Internet Access Service Industry, which purports to loosen the existing restrictions, it is not yet clear how these changes will be implemented in practice. In addition, governmental authorities may from time to time impose stricter requirements, such as limits on the ages of customers and on hours of operation, as a result of the occurrence or perception of, or media attention on, gang fights, fires and other incidents in or related to Internet cafés. So long as Internet cafés remain as one of the key venues for game players to play Changyou’s games, a reduction in the number, or any slowdown in the growth, of Internet cafés or restrictions on their operations in China could limit Changyou’s ability to maintain or increase its revenues and its game player base.

Restrictions on virtual currency may adversely affect Changyou’s online game revenues.

Changyou’s online game revenues are collected through the sale of our prepaid cards or online sale of game points. The Notice on the Reinforcement of the Administration of Internet Cafés and Online Games, or the Internet Cafés Notice, issued by the MOC in 2007, directs the People’s Bank of China, or the PBOC, to strengthen the administration of virtual currency in online games to avoid any adverse impact on the PRC economy and financial system. The Internet Cafés Notice places strict limits on the total amount of virtual currency issued by online game operators in the PRC and the amount purchased by individual users in the PRC, and requires a clear division between virtual transactions and real transactions carried out by way of electronic commerce. The Internet Cafés Notice also provides that virtual currency should only be used to purchase virtual items. In 2009, the MOC and the MOFCOM jointly issued the Notice on Strengthening the Administration of Online Game Virtual Currency, or the Virtual Currency Notice. In the Virtual Currency Notice, the MOC and the MOFCOM for the first time defined “virtual currency” as a type of virtual exchange instrument issued by online game operators, purchased directly or indirectly by the game user by exchanging legal currency at a certain exchange rate, saved outside the game programs, stored in servers provided by online game operators in electronic record format and represented by specific numeric units. In addition, the Virtual Currency Notice categorizes companies involved with virtual currency in the PRC as either issuers or trading platforms and prohibits companies from simultaneously operating both as issuers and as trading platforms. One of the Virtual Currency Notice’s stated intended objectives is to limit the circulation of virtual currency and thereby reduce concerns that it may impact real world inflation. Specifically, the Virtual Currency Notice requires online game operators to report the total amount of their issued virtual currency on a quarterly basis, and game operators are prohibited from issuing disproportionate amounts of virtual currency in order to generate revenues. In addition, the Virtual Currency Notice reiterates that virtual currency can only be provided to users in exchange for an RMB payment and can only be used to pay for virtual goods and services of the issuers. Online game operators are prohibited from providing lucky draws or lotteries which are conducted on the condition that participants contribute cash or virtual currencies in exchange for game props or virtual currencies, and from providing virtual currency trading services to minors. The Virtual Currency Notice places additional potentially burdensome obligations on online game operators, including a requirement that operators keep transaction data records for no less than 180 days, which means that Changyou must design and operate its databases so it can maintain users’ information for the minimum required period, resulting in higher costs for our online game operations. Changyou must tailor its business model carefully in order to comply with the overall requirements of the Virtual Currency Notice, in a manner which can be expected to result in relatively lower sales of Changyou’s game coins and an adverse impact on its online game revenues.

Changyou’s business may be adversely affected by public opinion and governmental policies in China as well as in other jurisdictions where Changyou operates its online games or licenses its online games to third parties.

Currently, most of Changyou’s game players in China are young males, many of whom are students. Due to relatively easy access to personal computers and Internet cafés, the increasing use and popularity of mobile devices such as smart phones and tablets connected to the Internet, and the lack of other appealing forms of entertainment in China, many teenagers in China frequently play online games. This may result in these teenagers spending less time on or refraining from other activities, including education, vocational training, sports, and resting, which could result in adverse public reaction and stricter government regulation. For example, the PRC government has promulgated anti-fatigue-related regulations to limit the amount of time minors can play online games.

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

In addition, the PRC State Administration of Taxation, or the SAT, has announced that it will tax game players on the income derived from the trading of virtual currencies at the rate of 20%. It is currently unclear how the tax will be collected or if there will be any effect on Changyou’s game players or its business, but collection of such a tax might discourage players who are interested in trading virtual currencies from playing Changyou’s games, which could reduce its revenues.

Moreover, similar adverse public reaction may arise, and similar government policies may be adopted, in other jurisdictions where Changyou licenses or operates its games, which could similarly adversely affect its revenues.

PRC law and regulations governing the online game industry in China are evolving and subject to future changes. Changyou may fail to obtain or maintain all applicable permits, approvals, registrations and filings.

The online game industry in China is highly regulated by the PRC government. Various regulatory authorities of the PRC central government, such as the State Council, the MIIT, the SAPPRFT, the MOC and the Ministry of Public Security, are empowered to issue and implement regulations governing various aspects of the online game industry.

Changyou is required to obtain applicable permits, approvals and registrations from, or make necessary filings with, different regulatory authorities in order to operate its online games. For example, as an online game operator in China, Changyou must obtain an ICP license from the MIIT, an Online Cultural Operating Permit from the MOC and an Internet publishing license from the SAPPRFT in order to distribute games through the Internet. Any online game Changyou operates needs to be approved by the SAPPRFT prior to its launch and filed with the MOC within 30 days after its launch. Once a new online game or any upgrade, expansion pack or new version of any existing game is launched, such new game or such upgrade, expansion pack or new version of such existing game must be filed with the MOC and approval must be obtained from the SAPPRFT for online publication. Shenzhen 7Road’s current ICP license does not specifically permit the operation of BBS services, and it is unclear whether Shenzhen 7Road is required to have an ICP license that specifically permits such services, as the State Council has issued a decision that such specific approval is not required for an ICP, but local authorities generally continue to require such specific approval for BBS services. If Changyou fails to maintain any of its permits, approvals or registrations, to make any necessary filings, or to apply for and obtain any new permits, approvals or registrations or make any new filings on a timely basis, Changyou may be subject to various penalties, including fines and a requirement that Changyou discontinue or limit its operations.

As the online game industry is at an early stage of development in China, new law and regulations may be adopted from time to time to require additional licenses and permits other than those Changyou currently has, and address new issues that arise. In addition, substantial uncertainties exist regarding the interpretation and implementation of current and any future PRC law and regulations applicable to the online game industry. For example, there is ambiguity as to the division of authority and responsibilities between the SAPPRFT and the MOC with respect to regulating online games and, as a result, there may be overlapping approval requirements with respect to some aspects of Changyou’s games or its game operations. Furthermore, as mobile games are a new type of online game, there are uncertainties relating to whether a game developer, such as Changyou, which provides mobile games to mobile device users, needs to obtain a separate operating license in addition to the ICP license that it has already obtained. For any mobile games Changyou launches, Changyou may be required to apply for a separate operating license for the mobile applications. Therefore, Changyou may not be able to obtain timely, or at all, required licenses or any other new license required in the future, and Changyou may be found to be in violation of current or future PRC law and regulations, which could impede its ability to conduct business.

Further strengthened supervision of the online game industry may adversely affect Changyou’s online game operations.

In September 2009, the SAPPRFT together with the National Copyright Administration, and the National Office of Combating Pornography and Illegal Publications jointly issued a Notice on Further Strengthening on the Administration of Pre-examination and Approval of Online Game and the Examination and Approval of Imported Online Game, or the SAPPRFT Online Game Notice. In the SAPPRFT Online Game Notice, the SAPPRFT states that it is the only governmental department with authority for examination and pre-approval of online games, and that all online game operators must obtain an Internet publishing license to provide online game services. Under the SAPPRFT Online Game Notice, additional approvals from the SAPPRFT are required when game operators release new versions or expansion packs, or make any changes to the originally approved online game. In addition, on July 1, 2009, the SAPPRFT issued a Notice on Strengthening the Approval and Administration of Imported Online Games, in which the SAPPRFT stated that it is the only governmental department authorized by the State Council to approve the importation of online games from offshore copyright owners. In the event of any failure to meet the above-mentioned requirements, an operator may face heavy penalties, such as being ordered to stop operation, or having its business license revoked. Changyou’s online game business may be adversely affected by these two SAPPRFT notices. The launch of expansion packs and imported games might be delayed because of the extra approval required. Such delay in releasing expansion packs or imported games may result in higher costs for Changyou’s online game operation and have an adverse effect on its game revenue.

On June 3, 2010, the MOC issued the Interim Measures for Online Games Administration, or the Online Game Measures, which became effective on August 1, 2010, aiming to further strengthen the MOC’s supervision of the online game industry. Specifically, the Online Game Measures reiterate that the MOC has the power to review the content of all online games except online game publications that have been pre-approved by the SAPPRFT. However, the Online Game Measures do not clearly specify what constitutes “online game publication.” Furthermore, the Online Game Measures provide that all domestic online games must be filed with the MOC, while all imported online games are subject to a content review prior to their launch. If a substantial change (for example, any significant modification to a game’s storyline, language, tasks, or trading system) is made to an existing imported or domestic online game, it will be subject to a new content review.

Changyou’s online game business may be adversely affected by the Online Game Measures. The Online Game Measures do not set forth any specific procedure for the required filing and content review procedures for online games and therefore may cause delay when Changyou tries to file or apply for content review with the MOC. In addition, for Changyou’s imported licensed games, the requirement for prior approval of any substantial change may cause delay in releasing expansion packs, which may result in higher costs of its online game operation and have an adverse effect on its game revenue. In addition, the Online Game Measures do not resolve certain inconsistencies and ambiguities resulting from pronouncements included in previous notices issued by the SAPPRFT and the MOC. Because there is ambiguity in the scope of the authority and the roles and responsibilities of governmental departments, such as the SAPPRFT and the MOC, with oversight of the online game industry, Changyou may face stricter scrutiny of the day-to-day operations of its online game business. If any of its online game operating entities cannot comply with any of the stipulations of any PRC governmental department regarding the online game industry, Changyou may be subject to various penalties and its online game business may be adversely affected.

Heightened scrutiny of acquisition transactions by PRC tax authorities may have a negative impact on Changyou’s business operations and its acquisition strategy.

Pursuant to the Notice on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-PRC Resident Enterprises, or SAT Circular 698, effective on January 1, 2008, and the Announcement on Several Issues Related to Enterprise Income Tax for Indirect Asset Transfer by Non-PRC Resident Enterprises , or SAT Announcement 7, effective on February 3, 2015, issued by the SAT, if a non-resident enterprise transfers the equity interests of or similar rights or interests in overseas companies which directly or indirectly own PRC taxable assets through an arrangement without a reasonable commercial purpose, but rather to avoid PRC corporate income tax, the transaction will be re-characterized and treated as a direct transfer of PRC taxable assets subject to PRC corporate income tax. SAT Announcement 7 specifies certain factors that should be considered in determining whether an indirect transfer has a reasonable commercial purpose. However, as SAT Announcement 7 is newly issued, there is uncertainty as to the application of SAT Announcement 7 and the interpretation of the term “reasonable commercial purpose.”

Under SAT Announcement 7, the entity which has the obligation to pay the consideration for the transfer to the transferring shareholders has the obligation to withhold any PRC corporate income tax that is due. If the transferring shareholders do not pay corporate income tax that is due for a transfer and the entity which has the obligation to pay the consideration does not withhold the tax due, the PRC tax authorities may impose a penalty on the entity that so fails to withhold, which may be relieved or exempted from the withholding obligation and any resulting penalty under certain circumstances if it reports such transfer to the PRC tax authorities.

Although SAT Announcement 7 is generally effective as of February 3, 2015, it also applies to cases where the PRC tax treatment of a transaction that took place prior to its effectiveness has not yet been finally settled. As a result, SAT Announcement 7 could be determined by PRC tax authorities to be applicable to the historical reorganization of 7Road and Changyou’s acquisitions of the equity interests of 7Road and MoboTap, and it is possible that these transactions could be determined by PRC tax authorities to lack a reasonable commercial purpose. As a result, the transfer of 7Road’s or MoboTap’s shares by certain shareholders to other parties could be subject to corporate income tax of up to 10% on capital gains generated from such transfers, and PRC tax authorities could impose tax obligations on the transferring shareholders or subject us to penalty if the transferring shareholders do not pay such obligations and Changyou does not withhold such tax.

SAT Announcement 7 and its interpretation by relevant PRC authorities clarify that an exemption provided by SAT Circular 698 for transfers of shares in a publicly-traded entity that is listed overseas is available if the purchase of the shares and the sale of the shares both take place in open-market transactions. However, if a shareholder of an entity that is listed overseas purchases shares in the open market and sells them in a private transaction, or vice-versa, PRC tax authorities might deem such a transfer to be subject to SAT Circular 698 and SAT Announcement 7, which could subject such shareholder to additional reporting obligations or tax burdens. Accordingly, if a holder of Changyou’s ADSs or ordinary shares purchases such ADSs or ordinary shares in the open market and sells them in a private transaction, or vice-versa, and fails to comply with SAT Circular 698 or SAT Announcement 7, the PRC tax authorities may take actions, including requesting Changyou to provide assistance for their investigation or impose a penalty on it, which could have a negative impact on Changyou’s business operations. In addition, since Changyou may pursue acquisitions as one of its growth strategies, and may conduct acquisitions involving complex corporate structures, PRC tax authorities might impose taxes on capital gains or request that Changyou submit additional documentation for their review in connection with any potential acquisitions, which may cause it to incur additional acquisition costs or delay its acquisition timetable.

As the special tax statuses of certain of Changyou’s PRC subsidiaries and VIEs as “High and New Technology Enterprises,”, “software enterprises” or “Key National Software Enterprises” expire, or if they are revoked, Changyou will have to pay additional taxes to make up any previously unpaid tax and will be subject to a higher tax rate.

The CIT Law imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises. High and New Technology Enterprises (“HNTEs”) will enjoy a favorable tax rate of 15% for three years, but need to re-apply after the end of the three-year period. “Key National Software Enterprises” can enjoy a further reduced preferential income tax rate of 10% for two years, but need to re-apply after the end of the two-year period. Certain of Changyou’s PRC Subsidiaries and VIEs qualified as HNTEs and enjoyed reduced tax rates in 2012, 2013 and/or 2014 and one of its PRC Subsidiaries qualified as a Key National Software Enterprise in 2013 and 2014.

In addition, the CIT Law and its implementing regulations provide that “Software Enterprises” can enjoy an income tax exemption for two years beginning with their first profitable year and a 50% reduction to a rate of 12.5% for the subsequent three years. A number of Changyou’s PRC Subsidiaries and VIEs qualified for exemptions or rate reductions in 2012, 2013 and/or 2014.

There are uncertainties regarding future interpretation and implementation of the CIT Law and its implementing regulations. It is possible that the HNTE, Software Enterprise, and Key National Software Enterprise qualifications of Changyou’s operating entities currently qualified as such, or their entitlement to an income tax exemption or refund of their VAT, will be challenged by higher level tax authorities and be repealed, or that there will be future implementing regulations that are inconsistent with current interpretation of the CIT Law. Therefore, it is possible that the qualification of one or more of Changyou’s PRC Subsidiaries or VIEs as a Software Enterprise will be challenged in the future or that such companies will not be able to take any further actions, such as re-application for Software Enterprise qualification, to enjoy such preferential tax treatments. If those operating entities cannot qualify for such income tax or VAT holidays, Changyou’s effective income tax rate or VAT rate, as the case may be, will be increased significantly and Changyou may have to pay additional income tax to make up the previously unpaid tax, which would reduce its net income.

To fund any cash requirements Changyou may have, Changyou may need to rely on dividends, loans or advances made by its principal PRC subsidiaries AmazGame, Gamespace, ICE Information, 7Road Technology and Beijing Baina Technology, which are subject to limitations and possible taxation under applicable PRC law.

Changyou may rely on dividends and other distributions on equity, or loans and advances made by its PRC subsidiaries AmazGame, Gamespace, ICE Information, 7Road Technology and Beijing Baina Technology to fund any cash requirements Changyou may have, including the funds necessary to pay dividends and other cash distributions, if any, to its shareholders or ADS holders, and to service any debt Changyou may incur. The distribution of dividends and the making of loans and advances by entities organized in China are subject to limitations. Regulations in the PRC currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. AmazGame, Gamespace, ICE Information, 7Road Technology and Beijing Baina Technology are also required to set aside at least 10% of their after-tax profit based on PRC accounting standards each year to their general reserves until the cumulative amount of such reserves reaches 50% of the entities’ registered capital. These reserves are not distributable as cash dividends, loans or advances. AmazGame, Gamespace, ICE Information, 7Road Technology and Beijing Baina Technology may also allocate a portion of their after-tax profits, as determined by their boards of directors, to their staff welfare and bonus funds, which may not be distributed to it. In addition, if AmazGame, Gamespace, ICE Information, 7Road Technology or Beijing Baina Technology incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to Changyou. Furthermore, under regulations of the State Administration of Foreign Exchange, or the SAFE, the RMB is not convertible into foreign currencies for capital account items, such as loans, repatriation of investments and investments outside of China, unless prior approval of the SAFE is obtained and prior registration with the SAFE is made, which could delay or prevent any transfers of funds from Changyou’s PRC subsidiaries to it.

In addition, there are uncertainties under the CIT Law with regard to the PRC withholding tax on dividends paid by AmazGame, Gamespace, ICE Information, 7Road Technology and Beijing Baina Technology to Changyou’s Hong Kong subsidiaries. Should such dividends be subject to PRC withholding tax or be subject to the usual CIT Law withholding tax rate of 10% rather than the preferential dividend withholding tax rate of 5% provided under the China-HK Tax Arrangement, the amount of cash available for Changyou’s cash needs, including for the payment of dividends to its shareholders, including us, would be reduced.

Furthermore, Changyou controls its principal VIEs Gamease, Guanyou Gamespace, Shanghai ICE, Shenzhen 7Road and Wuhan Baina Information through contractual arrangements rather than equity ownership. See Item 7 “Major Shareholders and Related Party Transactions—Related Party Transactions.” To the extent that there is any distributable profit in Gamease, Guanyou Gamespace, Shanghai ICE, Shenzhen 7Road or Wuhan Baina Information, it may be difficult for these entities to distribute such profit to AmazGame Gamespace, ICE Information, 7Road Technology or Beijing Baina Technology, which may further limit the amount that these PRC subsidiaries can distribute to Changyou.

Risks Related to Changyou’s Class A Ordinary Shares and ADSs

Changyou’s operating results for a particular period could fall below its expectations or the expectations of investors or research analysts, resulting in a decrease in the price of its ADSs and the value of our interest in Changyou.

Changyou’s operating results may vary significantly from period to period as a result of factors beyond its control, such as the slowdown in China’s economic growth that occurred between the first quarter of 2010 and third quarter of 2012 and during 2014, caused in part by measures adopted by the Chinese government intended to slow such growth and to temper real estate prices and inflation, and the significant instability recently experienced in the worldwide economy, with growth in the United States slowing, and the European Community facing disruptions as a result of crises in the economies of Greece and Spain, among other countries, and such factors may be difficult to predict for any given period. Other factors also could cause significant fluctuations in our operating results, including the timing and success of its new game launches, its costs of developing and launching new games and software, and the level of user activity of its games and software in China during particular fiscal quarters. If its operating results for any period fall below its expectations or the expectations of investors or research analysts, the price of its ADSs is likely to decrease, which would reduce the value of our ownership interest in Changyou.

Holders of Changyou’s ADSs and Class A ordinary shares, including us, will experience dilution when additional Class A ordinary shares are issued in settlement of restricted share units or upon exercise of options.

Holders of Changyou’s ADSs and Class A ordinary shares, including us, will experience dilution to the extent that additional Class A ordinary shares are issued upon settlement of restricted share units or exercise of outstanding options that Changyou may grant from time to time. As of the date of this report, there were outstanding 208,986 Class A restricted share units of Changyou, with each such restricted share unit settleable upon vesting by the issuance of one Class A ordinary share, and outstanding options for the purchase of 2,400,000 Changyou Class A ordinary shares at a nominal price.

Changyou may need additional capital and may sell additional ADSs or other equity securities or incur indebtedness, which could result in additional dilution to its shareholders, including us, or increase its debt service obligations.

Changyou may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions Changyou may decide to pursue. If its cash resources are insufficient to satisfy its cash requirements, Changyou may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities or equity-linked debt securities could result in additional dilution to its shareholders, including us. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict its operations. We cannot assure you that financing will be available in amounts or on terms acceptable to Changyou, if at all.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no comments that we received from the staff of the SEC 180 days or more before the end of the year ended December 31, 2014 regarding our periodic or current reports under the Securities Exchange Act of 1934 that remain unresolved.

ITEM 2.	PROPERTIES

Sohu

In February 2007, we purchased an office building of approximately 18,265 square meters in Beijing, for consideration of approximately $35.3 million, of which 16,264 square meters were leased to Sogou.

In November 2009, we entered into a contract for the purchase and development of an office building of approximately 41,283 square meters in Beijing to serve as our headquarters, for consideration of approximately $162 million. The office building was placed in service in May 2013.

As of December 31, 2014, we leased office space in Beijing of approximately 11,606 square meters. We also leased office space of approximately 29,928 square meters in other cities in the PRC.

Sogou

As of December 31, 2014, Sogou leased 5,062 square meters of office space in Beijing, in addition to office space that Sogou leased from Sohu.

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

As of December 31, 2014, Changyou leased additional office space in Beijing of approximately 7,555 square meters. Changyou also leased office space of approximately 36,272 square meters in other cities in the PRC and in other countries.

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

Market Information

Our common stock is traded on the NASDAQ Global Select Market, under the symbol “SOHU.” Public trading in our common stock commenced on July 12, 2000. The following table sets forth the high and low sale prices of our common stock as reported by the NASDAQ Stock Market for the quarters indicated.

	2013		2014
	High	Low	High	Low
First quarter	$50.68	$39.79	$87.68	$62.71
Second quarter	68.58	45.85	66.69	52.69
Third quarter	79.75	59.52	63.00	50.12
Fourth quarter	87.29	60.01	53.31	42.03

The closing price of our common stock on February 25, 2015 as reported by the NASDAQ Global Select Market was $51.66.

Holders

As of February 11, 2015, there were 17 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the exact number of beneficial holders represented by these record holders. As of February 11, 2015, there were approximately 11,150 beneficial holders of our common stock.

Dividends

On September 17, 2013, Sogou distributed a special dividend to holders of its Series A Preferred Shares in the amount of $300.9 million, of which Sohu Search received $161.2 million, Photon received $43.0 million, and China Web received $96.7 million.

On August 6, 2012, Changyou declared a special one-time cash dividend of $1.90 per Class A or Class B ordinary share, or $3.80 per American depositary share (“ADS”) and a total of $201 million. On September 21, 2012, Changyou paid out this special cash dividend, of which $136 million was paid to and received by Sohu.

We do not expect to pay any of the dividends received from Changyou and Sogou, or to pay any other dividends, to our shareholders in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The information in Item 12 of this report is incorporated herein by reference.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

For the years ended December 31, 2014 and 2013, we did not have a program for the repurchase of outstanding shares of common stock of Sohu.com Inc. or of outstanding ADSs of Changyou.com Limited.

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

Through December 31, 2014, we had used $8.2 million of the net proceeds from the offering for operating activities, purchases of fixed assets, funding for certain equity investments and strategic acquisitions of complementary businesses. The remaining net proceeds from the offering have been invested in cash and cash equivalents. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return for Sohu, the NASDAQ Stock Market (U.S. companies) Index (or the NASDAQ Market Index) and the Morningstar Group Index. The graph covers the period from December 31, 2009 to December 31, 2014. The graph assumes that $100 was invested on December 31, 2008 in our common stock, the NASDAQ Market Index and the Morningstar Group index, and the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	Sohu.com Inc.	Morningstar Group	NASDAQ Market Index
12/31/2009	105.06	88.49	87.25
12/31/2010	116.45	93.63	103.08
12/31/2011	91.71	91.54	102.27
12/31/2012	86.83	89.25	120.40
12/31/2013	154.06	355.07	281.18
12/31/2014	92.84	192.93	221.02

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

Reclassification of the Mobile Business to the Others Business

Commencing in the first quarter of 2014, we reclassified the mobile business and the mobile segment to the others business and the others segment, respectively, because we did not consider the mobile business to be significant enough to constitute a separate business and the chief operating decision maker (the “CODM”) no longer reviewed the mobile business as a separate segment. The mobile business offers mobile-related services and mobile products, in cooperation with China mobile network operators, to mobile phone users and to China mobile network operators. Most of our mobile revenues are derived from services provided to mobile phone users through products such as short messaging services (“SMS”), ring-back tones (“RBT”), and interactive voice response (“IVR”). To conform to current period presentations, the relevant amounts for prior periods have been reclassified accordingly.

	Year Ended December 31,
	2010	2011	2012	2013	2014
	(In thousands, except per share data)
Statements of Comprehensive Income Data:
Revenues:
Online advertising:
Brand advertising	$210,856	$277,327	$290,205	$428,526	$541,158
Search and Web directory	18,649	62,981	124,389	198,915	357,839
Subtotal of online advertising revenues	229,505	340,308	414,594	627,441	898,997
Online games	327,151	435,508	570,346	669,168	652,008
Others	56,121	76,271	82,261	103,665	122,072

Total revenues	612,777	852,087	1,067,201	1,400,274	1,673,077
Cost of revenues:
Online advertising:
Brand advertising	86,684	107,391	161,195	221,659	307,708
Search and Web directory	18,434	35,144	70,628	109,139	163,918
Subtotal of cost of online advertising revenues	105,118	142,535	231,823	330,798	471,626
Online games	29,852	49,837	76,350	93,307	142,552
Others	29,528	47,975	61,485	55,945	71,456

Total cost of revenues	164,498	240,347	369,658	480,050	685,634

Gross profit	448,279	611,740	697,543	920,224	987,443

Operating expenses:
Product development	75,638	112,617	181,359	276,120	409,285
Sales and marketing	101,215	158,187	214,736	351,653	526,514
General and administrative	40,895	59,126	75,243	108,970	204,325
Goodwill impairment and impairment of intangible assets acquired as part of business acquisitions	0	27,511	2,906	0	52,282

Total operating expenses	217,748	357,441	474,244	736,743	1,192,406

Operating profit /(loss)	230,531	254,299	223,299	183,481	(204,963)

Other income	(790)	9,799	5,422	12,721	9,959
Net interest income	5,889	15,800	25,277	27,829	30,977
Exchange difference	(1,415)	(5,003)	(635)	(6,660)	(1,142)

Income /(loss) before income tax expense	234,215	274,895	253,363	217,371	(165,169)
Income tax expense	36,031	46,552	76,171	50,422	6,050

Net income /(loss)	198,184	228,343	177,192	166,949	(171,219)
Less: Net income attributable to the mezzanine-classified noncontrolling interest shareholders	0	2,558	11,196	17,780	0
Net income /(loss) attributable to the noncontrolling interest shareholders	49,555	63,044	78,837	82,044	(32,309)

Dividend or deemed dividend to noncontrolling Sogou Series A Preferred shareholders	0	0	14,219	82,432	27,747

Net income /(loss) attributable to Sohu.com Inc.	$148,629	$162,741	$72,940	$(15,298)	$(166,657)

Net income /(loss)	$198,184	$228,343	$177,192	$166,949	$(171,219)
Other comprehensive income /(loss)	19,091	43,545	4,413	47,125	(8,390)

Comprehensive income /(loss)	217,275	271,888	181,605	214,074	(179,609)

Less: Comprehensive income attributable to the mezzanine-classified noncontrolling interest shareholders	0	2,558	11,196	17,780	0
Comprehensive income /(loss) attributable to noncontrolling interest shareholders	51,920	68,598	79,927	92,407	(33,797)

Dividend or deemed dividend to noncontrolling Sogou Series A Preferred shareholders	0	0	14,219	82,423	27,747

Comprehensive income /(loss) attributable to Sohu.com Inc.	165,355	200,732	76,263	21,464	(173,559)

Basic net income /(loss) per share attributable to Sohu.com Inc.	$3.92	$4.26	$1.92	$(0.40)	$(4.33)

Shares used in computing basic net income /(loss) per share attributable to Sohu.com Inc.	37,870	38,216	38,038	38,255	38,468

Diluted net income /(loss) per share attributable to Sohu.com Inc.	$3.62	$3.93	$1.66	$(0.47)	$(4.43)

Shares used in computing diluted net income /(loss) per share attributable to Sohu.com Inc.	38,445	38,761	38,392	38,502	38,468

	As of December 31,
	2010	2011	2012	2013	2014
	(In thousands)
Balance Sheets Data:
Cash and cash equivalents	$678,389	$732,607	$833,535	$1,287,288	$876,340
Restricted time deposits	0	0	246,839	434,048	426,748
Investments in debt securities	75,529	79,354	79,548	82,009	0
Working capital	624,495	639,616	681,490	937,146	902,923
Total assets	1,187,590	1,633,294	2,082,637	2,998,715	2,867,009
Short-term bank loans	0	0	113,000	410,331	25,500
Long-term bank loans	0	0	126,353	0	344,500
Total liabilities	213,031	356,969	705,610	1,161,995	1,178,103
Mezzanine equity – Noncontrolling interest	0	57,254	61,810	0	0
Noncontrolling interest	178,442	210,646	230,994	510,015	487,245
Total shareholders’ equity	974,559	1,219,071	1,315,217	1,836,720	1,688,906

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sohu.com Inc. (NASDAQ: SOHU), a Delaware corporation organized in 1996, is a leading Chinese online media, search and game service group providing comprehensive online products and services on PCs and mobile devices in the People’s Republic of China (the “PRC” or “China”). Our businesses are conducted by Sohu.com Inc. and its subsidiaries and VIEs (collectively referred to as the “Sohu Group”). The Sohu Group consists of Sohu, which when referred to in this report, unless the context requires otherwise, excludes the businesses and the corresponding subsidiaries and VIEs of Sogou Inc. (“Sogou”) and Changyou.com Limited (“Changyou”), Sogou and Changyou. Sogou and Changyou are indirect controlled subsidiaries of Sohu.com Inc. Sohu is a leading Chinese language online media content and services provider. Sogou is a leading online search, client software and mobile Internet product provider in China. Changyou is a leading online game developer and operator in China as measured by the popularity of its MMOG TLBB and its mobile game TLBB 3D, and engages primarily in the development, operation and licensing of online games for PCs and mobile devices. Most of our operations are conducted through our indirect wholly-owned and majority-owned China-Based Subsidiaries and variable interest entities (“VIEs”).

Through the operation of Sohu, Sogou and Changyou, we generate online advertising revenues (including brand advertising revenues and search and Web directory revenues), online games revenues and others revenues. For the year ended December 31, 2014, our total revenues were approximately $1.67 billion, representing an increase of 19% compared to 2013, and our gross margin decreased from 66% to 59%. Our online advertising business generated revenues of $899.0 million with 43% annual growth, representing 54% of total revenues. Our online game business generated revenues of $652.0 million with 3% annual decline, representing 39% of total revenues. In 2014, our net loss before deducting the noncontrolling interest was $171.2 million, compared to net income of $166.9 million in 2013. In 2014, our net loss after deducting the noncontrolling interest was $166.7 million, compared to a net loss of $15.3 million in 2013. Diluted net loss per share attributable to Sohu.com Inc. was $4.43 in 2014, compared to a diluted net loss per share attributable to Sohu.com Inc. of $0.47 in 2013.

Factors and Trends Affecting our Business

With the accelerated shift in user activities from desktop computers (“PCs”) to mobile devices and an increase in the number of Internet users, the usage of various kinds of mobile Internet services continued to accelerate at a fast pace during 2014. At Sohu, we focused our efforts on developing a portfolio of leading mobile products across our business lines that we believed our users would like. Our key products continued to gain traction in terms of traffic. For example, as of the end of December 2014, mobile video views of our video programs had surpassed PC traffic and Sogou search traffic on mobile had increased 150% compared to the end of 2013. The monetization of mobile traffic is also progressing well, as advertisers have begun to increase their budgets allocated to this area.

For our media portal business, our transition from a PC portal to full-scale online information service provider is well on track. We now have two popular mobile news products, a Web-based mobile news site, m.sohu.com, and a native news application, Sohu News APP. As of December of 2014, on a daily basis, there were about 30 million active users visiting m.sohu.com and more than 10 million active users visiting Sohu News APP.

Online video is one of the top Internet services in China, and Sohu Video is a leading video service provider in China. We noted an accelerating trend away from television toward streaming video, which is important specifically to Sohu’s online video business, as advertising dollars shift from television to online video. During 2014 we saw user base expansion and increased advertising revenues generated from our video business. In the meantime, as competition intensified, the major players stepped up their content spending to attract viewers. The average licensing fee of premium content grew significantly as compared to 2013. As a result, despite solid revenue growth, our online video business continued to incur operating losses. We expect that the industry-wide unfavorable cost structure will continue to overshadow the profitability outlook for the entire industry, including us, in the near term. However, we remain optimistic about the long-term prospects of the online video business, which is a strategic key business line for Sohu. As such, we will continue to invest in content in order to maintain our leading position in the industry.

On September 16, 2013, we entered into a strategic cooperation with Tencent for our search and Web directory business, in connection with which Tencent invested in Sogou. Throughout 2014, we have deepened Sogou’s coordination with various Tencent products. We believe that this strategic cooperation has reinforced Sogou as a leader in the large and fast-growing China market for search and Internet services, particularly for the mobile end. In the online search sector, Sogou is one of the top three PC search players in China, and we have demonstrated strengthened competitiveness in mobile search. Improving search quality and expansion of channels helped Sogou to grow its search traffic quickly. As of the end of December 2014, aggregate search traffic had increased by 70%, with mobile traffic growing over 150%, compared to the end of 2013. In the fourth quarter of 2014, aggregate paid clicks and cost-per-click continued to grow, which improved mobile monetization.

For our online games business conducted by Changyou, TLBB, a PC MMOG which we developed and currently operate in China, continues to account for a majority of our online game revenues. Our two primary web games, Wartune and DDTank, have entered into a mature phase and their revenues are trending down. Our recently launched mobile game, TLBB 3D, was well received initially, but may become less popular among mobile game players over time. For the three months ended December 31, 2014, the online games that we operate had approximately 25 million total average monthly active accounts and approximately 3.4 million total average monthly active paying accounts. To reach more user communities and conduct cross-promotions of its games and services, Changyou has invested heavily in the development and marketing of its platform channel business. Such investment has led to a decline in Changyou’s profitability.

In November 2014, Mr. Tao Wang resigned as Changyou’s Chief Executive Officer. Changyou’s Board of Directors appointed Ms. Carol Yu, President and Chief Financial Officer of Sohu.com Inc., and Mr. Dewen Chen, formerly Changyou’s President, to be Co-Chief Executive Officers. Ms. Yu maintains her position as President and Chief Financial Officer of Sohu in addition to her new role with Changyou.

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

VIE Consolidation

Our VIEs are wholly or partially owned by certain of our employees as nominee shareholders. For our consolidated VIEs, management made evaluations of the relationships between us and our VIEs and the economic benefit flow of contractual arrangements with the VIEs. In connection with such evaluation, management also took into account the fact that, as a result of such contractual arrangements, we control the shareholders’ voting interests in these VIEs. As a result of such evaluation, management concluded that we are the primary beneficiary of our consolidated VIEs. Our Group has three VIEs that are not consolidated, since we are not the primary beneficiary.

Noncontrolling Interest Recognition

Noncontrolling interests are recognized to reflect the portion of the equity of majority-owned subsidiaries and VIEs which is not attributable, directly or indirectly, to the controlling shareholder. Currently, the noncontrolling interests in our consolidated financial statements primarily consist of noncontrolling interests for Sogou and Changyou.

Noncontrolling Interest for Sogou

As Sohu controls the election of the Board of Directors of Sogou, Sohu is Sogou’s controlling shareholder. Accordingly, we consolidate Sogou in the Sohu Group’s consolidated financial statements, and recognize noncontrolling interest reflecting economic interests in Sogou held by shareholders other than Sohu. To reflect the economic interest in Sogou held by shareholders other than Sohu (the “Sogou noncontrolling shareholders”), Sogou’s net income /(loss) attributable to the Sogou noncontrolling shareholders is recorded as noncontrolling interest in the Sohu Group’s consolidated statements of comprehensive income. Sogou’s cumulative results of operations attributable to the Sogou noncontrolling shareholders, along with changes in shareholders’ equity /(deficit) and adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled and the Sogou noncontrolling shareholders’ investments in Sogou Preferred Shares and Ordinary Shares are accounted for as a noncontrolling interest classified as permanent equity in the Sohu Group’s consolidated balance sheets, as Sohu has the right to reject a redemption requested by the noncontrolling interest. These treatments are based on the terms governing investment, and on the terms of the classes of Sogou shares held, by the noncontrolling shareholders in Sogou.

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

Noncontrolling Interest for Changyou

As of the date of this report, we held approximately 68% of the combined total of Changyou’s outstanding ordinary shares, and controlled approximately 95.4% of the total voting power in Changyou. As Sohu is Changyou’s controlling shareholder, we consolidate Changyou in our consolidated financial statements, but recognize noncontrolling interest reflecting the economic interest in Changyou held by shareholders other than Sohu.

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

Online Advertising Revenues

Online advertising revenues include revenues from brand advertising services as well as search and Web directory services. We recognize revenue for the amount of fees we receive from our advertisers, after deducting agent rebates and net of value-added tax (“VAT”) and related surcharges.

Brand Advertising Revenues

Business Model

Through PCs and mobile devices, we provide advertisement placements to our advertisers on different Website channels and in different formats, which include banners, links, logos, buttons, full screen, pre-roll, mid-roll, post-roll video screens, and pause video screens, as well as loading page ads and news feed ads.

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

E-commerce model

Under the e-commerce model, Focus sells membership cards which allow potential home buyers to purchase specified properties from real estate developers at a discount greater than the price that Focus charges for the card. Membership fees are refundable until the potential home buyer uses the discounts to purchase properties. Focus recognizes such revenues upon obtaining confirmation that the membership card has been redeemed to purchase a property.

Revenue Recognition

For brand advertising revenue recognition, prior to entering into contracts, we make a credit assessment of the advertiser. For contracts for which collectability is determined to be reasonably assured, we recognize revenue when all revenue recognition criteria are met. In other cases, we only recognize revenue when the cash is received and all other revenue recognition criteria are met.

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

Search and Web Directory Revenues

Search and Web directory services primarily include pay-for-click services, as well as online marketing services on Web directories operated by Sogou.

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

Online Marketing Services on Web Directories Operated by Sogou

Online marketing services on Web directories operated by Sogou mainly consist of displaying advertiser Website links on the Web pages of Web directories. Revenue for online marketing services on Web directories operated by Sogou is normally recognized on a straight-line basis over the contract period, provided our obligations under the contract have been met and all revenue recognition criteria have been met.

Sogou Website Alliance

Both pay-for-click services and online marketing services on Web directories operated by Sogou expand distribution of advertisers’ Website links or advertisements by leveraging traffic on Sogou Website Alliance members’ Websites. We recognize gross revenue for the amount of fees we receive from advertisers, as we have the primary responsibility for fulfillment and acceptability. Payments made to Sogou Website Alliance members are included in cost of search and Web directory revenues as traffic acquisition costs. We pay Sogou Website Alliance members based on either revenue-sharing arrangements, under which we pay a percentage of pay-for-click revenues generated from clicks by users of their properties, or on a pre-agreed unit price.

Online Game Revenues

Changyou’s online game business offers to game players MMOGs, mobile games and Web games. All of Changyou’s games are operated under the item-based revenue model, where the basic game play functions are free of charge and players are charged for purchases of in-game virtual items, including those with a predetermined expiration time and perpetual virtual items. Revenues that Changyou generates from self-operated and licensed out online games are included in online game revenues.

Self-Operated Games

Changyou is the primary obligor of the self-operated games. Changyou hosts the games on its own servers and is responsible for the sale and marketing of the games as well as customer service. Accordingly, revenues are recorded gross of revenue sharing-payments to third-party developers and/or mobile app stores, but are net of business tax and discounts to game card distributors where applicable. Revenues obtained by Changyou from the sale of in-game virtual items are recognized over the estimated lives of the virtual items purchased by game players or as the virtual items are consumed. If different assumptions were used in deriving the estimated lives of the virtual items, the timing of the recording of the revenues would be impacted.

MMOGs

Proceeds from the self-operation of MMOGs are collected from players and third-party game card distributors through sales of Changyou’s game points on its online payment platform and prepaid game cards. Self-operated MMOGs are either developed in house or licensed from third-party developers. For licensed MMOGs, Changyou remits a pre-agreed percentage of the proceeds to the third-party developers, and keeps the balance pursuant to revenue-sharing agreements. Such revenue-sharing amounts paid to third-party developers are recorded in Changyou’s cost of revenues.

Mobile Games

For self-operated mobile games, Changyou sells game points to its game players via third-party mobile app stores. The mobile app stores in turn pay Changyou proceeds after deducting their share of pre-agreed revenue-sharing amounts.

Self-operated mobile games are either developed in house or licensed from or jointly developed with third-party developers. For licensed and jointly developed mobile games, Changyou remits a pre-agreed percentage of the proceeds to the third-party developers, and keeps the balance pursuant to revenue-sharing agreements. Such revenue-sharing amounts paid to mobile app stores and third-party developers are recorded in Changyou’s cost of revenues.

Web Games

Proceeds from self-operated Web games are collected from players through the sale of game points. All of Changyou’s self-operated Web games were developed in house.

Licensed Out Games

Changyou also authorizes third-parties to operate its online games. Licensed out games include MMOGs, mobile games and Web games developed in house and mobile games jointly developed with third-party developers. Changyou receives monthly revenue-based royalty payments from all the third-party licensee operators. Changyou receives additional up-front license fees from certain third-party licensee operators who are entitled to an exclusive right to operate Changyou’s games in specified geographic areas. Since Changyou is obligated to provide post-sale services, the initial license fees are recognized as revenue ratably over the license period, and the monthly revenue-based royalty payments are recognized when relevant services are delivered, provided that collectability is reasonably assured. Changyou views the third-party licensee operators as Changyou’s customers and recognizes revenues on a net basis, as Changyou does not have the primary responsibility for fulfillment and acceptability of the game services. Changyou remits to the third-party developers a pre-agreed percentage of revenues from jointly developed and licensed out mobile games, and recognizes revenues on a net basis.

Others Revenues

Sohu

Others revenues attributable to Sohu are primarily generated from offering mobile-related services and mobile products. Most of Sohu’s mobile revenues are derived from services provided to mobile phone users through products such as SMS, RBT and IVR. We obtain fees for these services from China mobile network operators, which charge users on a monthly or per message /download basis for mobile services we provide, and we make payments to third-party mobile service alliance members and content providers based on revenue-sharing arrangements. Such revenues are recognized on either a gross or a net basis, which is determined by evaluating the terms of the arrangement to determine whether we are serving as principal or agent in a transaction.

Sogou

Others revenue attributable to Sogou are IVAS revenues derived from the operation of Web games of third-party developers and services that Sogou provides to users. Revenues from IVAS are recognized when Sogou’s obligations under the agreements with the third-party developers and all other revenue recognition criteria have been met.

Changyou

Others revenues attributable to Changyou are primarily generated from its platform channel business and its others business.

In its platform channel business, Changyou offers IVAS with respect to the operation of Web games of third-party developers and services provided to software application users. Revenues from IVAS are recognized when Changyou’s obligations under the agreements with the third-party developers and all other revenue recognition criteria have been met.

In its others business, Changyou provides advertisement placements in advertising slots to be shown in cinemas before the screening of movies. When all the recognition criteria are met, revenues from cinema advertising are recognized based on a percentage of the advertising slots actually delivered or on a straight-line basis over the contract period.

Cost of Revenues

Cost of Online Advertising Revenues

Cost of online advertising revenues includes cost of revenues from brand advertising services as well as cost of revenues from search and Web directory services.

Cost of Brand Advertising Revenues

Cost of brand advertising revenues mainly consists of content and license costs, bandwidth leasing costs, salary and benefits expense, and depreciation expense.

Cost of Search and Web Directory Revenues

Cost of search and Web directory revenues mainly consists of traffic acquisition costs, bandwidth leasing costs, and depreciation expense, as well as salary and benefits expense. Traffic acquisition costs represent payments made to Sogou Website Alliance members. We pay Sogou Website Alliance members based either on revenue-sharing arrangements or on a pre-agreed unit price. Under the revenue-sharing arrangements, we pay a percentage of pay-for-click revenues generated from clicks by users of the Website Alliance members’ properties.

Cost of Online Game Revenues

Cost of online game revenues mainly consists of salary and benefits expense, revenue-sharing payments, bandwidth leasing costs, and depreciation and amortization expense.

Cost of Revenues for Other Services

Cost of revenues for other services mainly consists of revenue-sharing payments related to the IVAS business, revenue-sharing payments paid to China mobile network operators, and payments to theatres and film production companies for pre-film screening advertisement slots.

Product Development Expenses

Product development expenses mainly consist of personnel-related expenses incurred for enhancement and maintenance of our Websites, and costs associated with new product development and maintenance, as well as enhancement of existing products and services, which mainly include the development costs of online games prior to the establishment of technological feasibility and maintenance costs after the online games are available for marketing. During the years ended December 31, 2014, 2013 and 2012, no product development expenses were capitalized.

Sales and Marketing Expenses

Sales and marketing expenses mainly consist of advertising and promotional expenditures, salary and benefits expense, travel expenses, and facility expenses.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expense, professional service expenses, facility expenses and travel expenses.

Share-based Compensation Expense

Sohu (excluding Fox Video Limited), Sogou, Changyou, and Fox Video Limited (“Sohu Video”) have incentive plans, and prior to June 28, 2013 7Road had an incentive plan, for the granting of share-based awards, including common stock or ordinary shares, share options, restricted shares and restricted share units, to their executive officers, management and employees.

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

Sohu (excluding Sohu Video), Sogou, and Changyou Share-based Awards

In determining the fair value of share options granted by Sohu (excluding Sohu Video) as share-based awards, the Black-Scholes valuation model is applied; in determining the fair value of restricted share units granted, the public market price of the underlying shares on the grant dates is applied.

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

For share options, restricted shares and restricted share units granted with respect to Sohu (excluding Sohu Video) shares and Changyou shares, compensation expense is recognized on an accelerated basis over the requisite service period. For share options granted with respect to Sogou shares, compensation expense is recognized on a straight-line basis over the estimated period during which the service period requirement and performance target will be met. For Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search-related businesses, compensation expense is recognized by Sogou on an accelerated basis over the requisite service period, and the fair value of the share-based compensation is re-measured at each reporting date until a measurement date occurs. For Sogou Class A Ordinary Shares repurchased from our employees in the second quarter of 2014, share-based compensation expense is recognized by the Sohu Group in the consolidated statements of comprehensive income in an amount equal to the excess of the repurchase price over the fair value at the repurchase date of the Sogou Class A Ordinary Shares that we repurchased. The number of share-based awards for which the service is not expected to be rendered over the requisite period is estimated, and no compensation expense is recorded for the number of awards so estimated.

Sohu Video Share-based Awards

On January 4, 2012, Sohu Video, the holding entity of Sohu’s video division, adopted a 2011 Share Incentive Plan (the “Video 2011 Share Incentive Plan”) which provides for the issuance of up to 25,000,000 ordinary shares of Sohu Video (representing approximately 10% of the outstanding Sohu Video Shares on a fully-diluted basis) to management and key employees of the video division and to Sohu management. As of December 31, 2014, grants of options for the purchase of 16,368,200 ordinary shares of Sohu Video had been made, of which options for the purchase of 4,972,800 ordinary shares were vested.

For purposes of ASC 718-10-25, no grant date may be established until a mutual understanding can be reached between Sohu Video and the recipients as to the option awards’ key terms and conditions, and such mutual understanding cannot be reached until the fair value of the awards is determinable and can be accounted for. No grant date could be determined as of December 31, 2014, because the broader terms and conditions of the option awards had neither been finalized nor mutually agreed upon with the recipients.

Under ASC 718-10-55, if the service inception date precedes the grant date for equity-classified awards, compensation expense should be accrued beginning on the service inception date and re-measured on each subsequent reporting date before the grant date, based on the then-current fair value of the awards. The estimate of the awards’ fair value would be fixed in the period in which the grant date occurs, and cumulative compensation expense should be adjusted based on the fair value at the grant date. Management determined that the service inception date with respect to vested option awards for the purchase of 4,972,800 shares had preceded the grant date.

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

On May 1, 2013, Changyou entered into an agreement with the noncontrolling shareholders of 7Road to acquire all of the outstanding ordinary shares of 7Road held by them. The acquisition closed on June 5, 2013.

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

For Scheme I, compensation expense of $4.1 million was recognized as of December 31, 2014 with respect to the modification, and $0.4 million will be recognized in the consolidated statements of comprehensive income ratably over the remaining vesting period of the awards. For Scheme II, the incremental compensation expense varies depending on 7Road’s financial performance.

Changyou Employee Incentive Plans

On February 8, 2014, Changyou’s Board of Directors approved three new employee incentive plans with terms of 10 years, commencing January 1, 2014. Under two of these three plans, Changyou could have distributed cash compensation of up to 10% of its company-wide annual net profits after certain adjustments. The third employee incentive plan was structured to allow eligible employees to receive up to 20% of the annual adjusted net profits of projects that they worked on. In December 2014, Changyou’s management reassessed the estimated compensation expense related to these three employee incentive plans and Changyou reversed accruals associated with the compensation expense previously recognized for these plans in a total amount of $32.2 million. Changyou’s management also recommended cancelling the three employee incentive plans, and replacing them with a new cash bonus plan commencing in 2015. Changyou’s Board of Directors approved the cancellation of the three incentive plans on February 7, 2015.

Taxation

Income Taxes

Recognition

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

Our deferred tax assets relate to net operating losses and temporary differences between accounting basis and tax basis for our China-Based Subsidiaries and VIEs, which are subject to corporate income tax in the PRC under the CIT law.

Applicable Income Tax Rate

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

Entities Qualified as HNTEs

As of December 31, 2014, the following principal entities were qualified as HNTEs and were entitled to an income tax rate of 15%, except that AmazGame was entitled to an income tax rate of 10% because it was also qualified as a Key National Software Enterprise and was in an initial preferential period.

For Sohu Business

•	Sohu Era and Sohu Media. Sohu Era and Sohu Media re-applied for and received renewed qualification as HNTEs in 2014, which will allow them to continue to enjoy the beneficial tax rate of HNTEs for 2014 through 2016. They will each need to re-apply for HNTE qualification in 2017.

•	Sohu Internet. Sohu Internet will need to re-apply for HNTE qualification in 2015.

•	Guangzhou Qianjun. Guangzhou Qianjun will need to re-apply for HNTE qualification in 2017.

For Sogou Business

•	Sogou Information. Sogou Information will need to re-apply for HNTE qualification in 2015.

•	Sogou Technology. Sogou Technology re-applied for and received renewed qualification as an HNTE in 2014, which will allow it to continue to enjoy the beneficial tax rate of an HNTE for 2014 through 2016. Sogou Technology will need to re-apply for HNTE qualification in 2017.

For Changyou Business

•	AmazGame, Gamease and Shenzhen 7Road. AmazGame, Gamease and Shenzhen 7Road re-applied for and received renewed qualification as HNTEs in 2014, which will allow them to continue to enjoy the beneficial tax rate of HNTEs for 2014 through 2016. They will each need to re-apply for HNTE qualification in 2017.

Entities Qualified as Software Enterprises

For Sohu Business

•	Sohu New Momentum. Sohu New Momentum was in its first income tax exemption year as a Software Enterprise for the year ended December 31, 2014.

For Changyou Business

•	AmazGame. AmazGame is also qualified as a “Key National Software Enterprise” and has enjoyed a preferential income tax rate of 10% since 2013. AmazGame will need to re-apply for Key National Software Enterprise qualification in 2015.

•	Gamespace. Gamespace was in the first of the three years in which it will be entitled to a 50% reduction to a rate of 12.5% as a Software Enterprise.

•	ICE Information. ICE Information was not subject to income tax, as it incurred losses.

•	Shanghai ICE. Shanghai ICE was in the third of the three years in which it is entitled to a 50% reduction to a rate of 12.5% as a Software Enterprise.

•	7Road Technology. 7Road Technology was in its second income tax exemption year as a Software Enterprise.

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

PRC Value Added Tax and Business Tax

Effective September 1, 2012, a pilot program (the “Pilot Program”) for transition from the imposition of PRC business tax (“Business Tax”) to the imposition of VAT for revenues from certain industries was expanded from Shanghai to eight other cities and provinces in China, including Beijing and Tianjin. Commencing August 1, 2013 the Pilot Program was expanded to cover all regions in the PRC. Our brand advertising and search and Web directory revenues as well as certain online game revenues were subject to the Pilot Program.

Revenues from the brand advertising and search and Web directory business as well as from the online game business from Changyou’s Web game operations that were not developed in-house are subject to VAT. VAT payable is the difference between the output VAT (at a rate of 6%) and available input VAT amount (at the rate applicable to the supplier). Revenues from MMOG operations are subject to a 5% Business Tax. Revenues from 7Road that are deemed to be derived from the sale of software are subject to VAT. VAT is payable by 7Road at a rate of 17%, with a 14% immediate tax refund irrespective of the availability of any input VAT, resulting in a net rate of 3%.

We adopted the net presentation method for our brand advertising and search and Web directory businesses both before and after the implementation of the Pilot Program. We adopted the gross presentation method for revenues of in-house-developed Web games that are deemed to be derived from the sale of software both before and after the implementation of the Pilot Program

U.S. Corporate Income Tax

Sohu.com Inc. is a Delaware corporation that is subject to U.S. corporate income tax on its taxable income at a rate of up to 35%. To the extent that Sohu.com Inc. has U.S. taxable income, we accrue U.S. corporate income tax in our consolidated statements of comprehensive income and make estimated tax payments as and when required by U.S. law.

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

(1)	Sogou’s net income /(loss) attributable to the Sohu Group is determined using the percentage that the weighted average number of Sogou shares held by Sohu represents of the weighted average number of Sogou Preferred Shares and Ordinary Shares, shares issuable upon the conversion of convertible preferred shares under the if-converted method, and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, and is not determined by allocating Sogou’s net income /(loss) to the Sohu Group using the methodology for the calculation of net income /(loss) attributable to the Sogou noncontrolling shareholders.

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

(2)	Changyou’s net income /(loss) attributable to the Sohu Group is determined using the percentage that the weighted average number of Changyou shares held by Sohu represents of the weighted average number of Changyou ordinary shares and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, and not by using the percentage held by Sohu of the total economic interest in Changyou, which is used for the calculation of basic net income per share.

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

Level 1 — observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 — include other inputs that are directly or indirectly observable in the market place.

Level 3 — unobservable inputs which are supported by little or no market activity.

Our financial instruments mainly include cash equivalents, restricted time deposits, short-term investments, investments in debt securities, accounts receivable, prepaid and other current assets, prepaid non-current assets, available-for-sale securities under long-term investments, accounts payable, accrued liabilities, receipts in advance and deferred revenue, short-term bank loans, other short-term liabilities, long-term accounts payable and long-term bank loans, as well as the repurchase options and the put option for Sogou Series A Preferred Shares.

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

Changyou Loans from Offshore Banks, Secured by Time Deposits

As of December 31, 2014 we had, through Changyou, loans from offshore banks secured by RMB deposits in onshore branches of those banks. The loans from the offshore branches of the lending banks are classified as short-term bank loans or long-term bank loans based on their repayment period. The rates of interest under the loan agreements with the lending banks were determined based on the prevailing interest rates in the market. The RMB onshore deposits securing the offshore loans are treated as restricted time deposits on our consolidated balance sheets.

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

On August 12, 2014, Sohu acquired approximately 6% of the total outstanding common shares of Keyeast Co. Ltd., a Korean-listed company, for a purchase price of $15.1 million. We classified this investment as available-for-sale equity securities and reported it at fair value.

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

Repurchase Options and Put Option for Sogou Series A Preferred Shares

As discussed in “Business Transactions—Sogou Transactions,” in September 2013 Sogou entered into Repurchase Option Agreements with Sohu Search and Photon, and a Repurchase/Put Option Agreement with China Web, with respect to Series A Preferred Shares of Sogou held by them. On March 24, 2014, Sogou purchased from China Web, pursuant to the Repurchase/Put Option Agreement between Sogou and China Web, 14.4 million Series A Preferred Shares of Sogou, for an aggregate purchase price of $47.3 million.

Sogou’s repurchase options with Photon and China Web were initially recognized in additional paid-in capital in the Sohu Group’s consolidated balance sheets at fair value when the agreements were signed. Any subsequent changes in the fair values of the repurchase options were not and will not be recognized. As indicated above, on March 24, 2014, the repurchase option with China Web was exercised by Sogou. As of December 31, 2014, the remaining balance for the repurchase option with Photon in additional paid-in capital was $1.2 million, based on the fair value of the repurchase option on September 16, 2013.

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

Fixed Assets

Fixed assets mainly comprise office buildings, leasehold improvements, vehicles, office furniture, and computer equipment and hardware. Fixed assets are recorded at cost less accumulated depreciation with no residual value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Fixed Assets	Estimated Useful Lives (years)
Office buildings	36-47
Leasehold improvements	Lesser of term of the lease or the estimated useful lives of the assets
Building improvements	10
Vehicles	4-10
Office furniture	5
Computer equipment and hardware	2-4

Expenditure for maintenance and repairs is expensed as incurred.

The gain or loss on the disposal of fixed assets is the difference between the net sales proceeds and the lower of the carrying value or fair value less cost to sell the relevant assets and is recognized in operating expenses in the consolidated statements of comprehensive income.

Intangible Assets

Intangible assets mainly comprise video content and license, customer lists, domain names and trademarks, developed technologies, operating rights for licensed games and computer software purchased from unrelated third parties or acquired in business combinations. Intangible assets are recorded at cost less accumulated amortization with no residual value. Amortization of intangible assets other than licensed video content is computed using the straight-line method over their estimated useful lives. Amortization of licensed video content is computed on an accelerated amortization pattern based on the trend in viewership accumulation. The estimated useful lives of our intangible assets are listed below.

Intangible Assets	Estimated Useful Lives (years)
Video content and license	4 months to 2 years, or over the applicable licensing period
Customer lists	4-8
Domain names and trademarks	4-30
Developed technologies	3-10
Operating rights for licensed games	Over the contract terms
Computer software	1-5

Prepaid Non-current Assets

Prepaid non-current assets primarily include prepaid PRC income tax arising from the sale of certain assets associated with the assets associated with the 17173.com Website by Sohu to Changyou. The prepaid PRC income tax will be amortized over the period of the weighted average remaining life of the 17173.com Website related assets sold to Changyou.

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

Contingent Consideration

Changyou’s acquisition of Beijing Doyo Internet Technology Co., Ltd. (“Doyo”) included a contingent consideration arrangement that requires additional consideration to be paid by Changyou based on the financial performance of Doyo for the fiscal years 2013 through 2015. The fair value of the contingent consideration was recognized on the acquisition date using the income approach/ discounted cash flow method with a scenario analysis applied. There were no indemnification assets involved.

Mezzanine Equity – Noncontrolling Interest

Mezzanine Equity consisted of the noncontrolling interest in 7Road and a put option pursuant to which the noncontrolling shareholders would have had the right to put their ordinary shares in 7Road to Changyou at a pre-determined price if 7Road achieved specified performance milestones before the expiration of the put option and 7Road did not complete an IPO. The put option was due to expire in 2014. Since the occurrence of the sale was not solely within the control of Changyou, the noncontrolling interest was classified as mezzanine equity instead of permanent equity in the Sohu Group’s and Changyou’s consolidated financial statements.

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

On May 1, 2013, Changyou entered into an agreement to acquire all of the ordinary shares of 7Road held by the noncontrolling shareholders. The acquisition closed on June 5, 2013, and 7Road has been a wholly-owned subsidiary of Changyou since then. As the put option held by the owners of the noncontrolling interest lapsed upon the closing of Changyou’s acquisition of their shares in 7Road, there was no associated accretion and no mezzanine equity after the second quarter of 2013.

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

Foreign Currency Translation

Assets and liabilities of our subsidiaries and VIEs whose functional currencies are not the U.S. dollar are translated into U.S. dollars, our reporting currency, at the exchange rate in effect at the balance sheet date, and revenues and expenses are translated at the average exchange rates in effect during the reporting period. Foreign currency translation adjustments are not included in determining net income for the period but are accumulated in a separate component of equity in our consolidated balance sheets.

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

RESULTS OF OPERATIONS

Reclassification of the Mobile Business to the Others Business

Commencing in the first quarter of 2014, we reclassified the mobile business and the mobile segment to the others business and the others segment, respectively, because we did not consider the mobile business to be significant enough to constitute a separate business and the CODM no longer reviewed the mobile business as a separate segment. The mobile business offers mobile-related services and mobile products, in cooperation with China mobile network operators, to mobile phone users and to China mobile network operators. Most of our mobile revenues are contributed by services provided to mobile phone users through products such as SMS, RBT and IVR.

Revenues

The following table presents our revenues by revenue source and by proportion for the periods indicated (in thousands, except percentages):

	Year ended December 31,
	2012		2013		2014		13 VS 12	14 VS 13

Revenues:
Online advertising:
Brand advertising	$290,205	27%	$428,526	31%	$541,158	33%	$138,321	$112,632
Search and Web directory	124,389	12%	198,915	14%	357,839	21%	74,526	158,924
Subtotal of online advertising revenues	414,594	39%	627,441	45%	898,997	54%	212,847	271,556
Online game	570,346	54%	669,168	48%	652,008	39%	98,822	(17,160)
Others	82,261	7%	103,665	7%	122,072	7%	21,404	18,407

Total revenues	$1,067,201	100%	$1,400,274	100%	$1,673,077	100%	$333,073	$272,803

Total revenues were $1.67 billion for 2014, compared to $1.40 billion and $1.07 billion, respectively, for 2013 and 2012. The year-on-year increase in total revenues for 2014 and 2013 was $272.8 million and $333.1 million, respectively. The increases were mainly attributable to increases in online advertising revenues, which were offset in part by decreases in online game revenues.

Online Advertising Revenues

Online advertising revenues were $899.0 million for 2014, compared to $627.4 million and $414.6 million, respectively, for 2013 and 2012. The year-on-year increase in online advertising revenues for 2014 and 2013 was $271.6 million and $212.8 million, respectively.

Brand Advertising Revenues

Brand advertising revenues were $541.2 million for 2014, compared to $428.5 million and $290.2 million, respectively, for 2013 and 2012. The increases in brand advertising revenues were mainly from Sohu Video and Focus.

Increase in Sohu Video revenues: Revenues from Sohu Video were $175.8 million for 2014, compared to $109.3 million and $48.6 million, respectively, for 2013 and 2012, representing year-on-year growth rates of 61% and 125%, respectively, for 2014 and 2013. The increase was driven by our strategy of providing high-quality and differentiated content and increasing the base of daily unique visitors and daily video views, which in turn resulted in higher revenues and also attracted larger numbers of advertisers. For the month of December 2014 compared to the month of December 2013, the average daily unique visitors and average daily video views for Sohu Video increased 99% and 143%, respectively. For the month of December 2013 compared to the month of December 2012, the average daily unique visitors and average daily video views for Sohu Video increased 67% and 87%, respectively. The pricing for online video has generally been stable. The number of advertisers on Sohu Video sites were 318, 257 and 133, respectively, as of the end of 2014, 2013 and 2012.

Increase in Focus revenues: Revenues from Focus were $108.8 million for 2014, compared to $87.1 million and $46.6 million, respectively, for 2013 and 2012, representing year-on-year growth rates of 25% and 87%, respectively, for 2014 and 2013. This increase was mainly driven by our subscription membership services offered to prospective purchasers of real estate as a result of the expansion of the Focus business through our establishment of more partnerships with property developers. Revenues from these subscription membership services were $44.6 million for 2014, compared to $29.5 million and $2.4 million, respectively, for 2013 and 2012. The number of developers with which we had cooperation arrangements was 808, 375 and 40, respectively, as of the end of 2014, 2013 and 2012. The number of paying subscribers for the membership services was 79,403, 38,423 and 1,762, respectively, as of the end of 2014, 2013 and 2012.

Increases in Sohu Media Portal and 17173.com Website revenues: Revenues from Sohu Media Portal were $197.6 million for 2014, compared to $182.1 million and $152.5 million, respectively, for 2013 and 2012, representing year-on-year growth rates of 8.5% and 19%, respectively, for 2014 and 2013. Revenues from the 17173.com Website, which is operated by Changyou, were $59.0 million for 2014, compared to $50.0 million and $42.5 million, respectively, for 2013 and 2012, representing a year-on-year growth rate of 18% for both 2014 and 2013. The pricing for brand advertising of Sohu Media Portal and the 17173.com Website increased at a rate in the low teens from 2012 through 2014. The rate of increase was consistent with the pricing trend for this industry in China overall, and the volume of advertisements remained stable from 2012 through 2014. The number of advertisers for Sohu Media Portal and for the 17173.com Website was 2,669 and 168, respectively, as of the end of 2014.

Other information

Sales to our five largest advertisers comprised approximately 8% of total brand advertising revenues for 2014, compared to 9% and 10% for 2013 and 2012, respectively. As of December 31, 2014, 2013 and 2012, we recorded $24.5 million, $15.2 million and $15.4 million, respectively, of receipts in advance from advertisers. As of December 31, 2014, we had obligations to provide, and advertisers had obligations to purchase, advertising services under existing contracts in the amount of $2.3 million, which are required to be provided during the year ending December 31, 2015.

The value of brand advertising services provided by Sohu to Changyou was approximately $11.3 million for 2014, compared to $14.0 million for both 2013 and 2012. No revenues or expenses were recognized in Sohu’s consolidated statements of comprehensive income, as all intercompany transactions were eliminated.

Search and Web Directory Revenues

Search and Web directory services primarily include pay-for-click services and online marketing services on Web directories operated by Sogou. Revenues from search and Web directory services were $357.8 million for 2014, compared to $198.9 million and $124.4 million, respectively, for 2013 and 2012.

Revenues from pay-for-click services accounted for approximately 80% of the total search and Web directory revenues for 2014, compared to 75% and 73%, respectively, for 2013 and 2012. Revenues from online marketing services on Web directories operated by Sogou accounted for approximately 16% of total search and Web directory revenues for 2014, compared to 21% and 23%, respectively, for 2013 and 2012. The year-on-year increases in search and Web directory revenues for 2014 and 2013 were $158.9 million and $74.5 million, respectively. The revenue growth of pay-for-click services was principally attributable to an increase in the number of paid clicks and a higher average cost-per-click, as paid clicks increased by approximately 58% and 22%, respectively, and average cost-per-click increased by approximately 26% and 26%, respectively, for 2014 and 2013, compared to the prior year. The revenue growth of online marketing services on Web directories operated by Sogou was primarily driven by an increase in the number of average daily unique visitors on Web directories operated by Sogou, as the number of average daily unique visitors increased by approximately 37% and 20%, respectively, for 2014 and 2013, compared to the prior year.

Online Game Revenues

Online game revenues include revenues from MMOGs, mobile games and Web games. Online Game revenues were $652.0 million for 2014, compared to $669.2 million and $570.3 million, respectively, for 2013 and 2012.

Increase/(decrease) in revenues from MMOGs and mobile games: Revenues from MMOGs were $485.1 million for 2014, compared to $531.7 million and $481.2 million, respectively, for 2013 and 2012, representing 74%, 80% and 84% of Changyou online game revenues for 2014, 2013 and 2012. The year-on-year decrease in revenues from MMOGs for 2014 was $46.6 million, mainly due to decreased revenues from TLBB, following the strategic decision to reduce the game’s difficulty. The year-on-year increase in revenues from MMOGs for 2013 was $50.5 million, mainly due to increased revenue from TLBB driven by releases of expansion packs. In 2014, TLBB generated $411.9 million revenues, accounting for approximately 63% of Changyou’s online game revenues, approximately 55% of Changyou’s total revenues and approximately 25% of the Sohu Group’s total revenue. Revenues from mobile games were $66.2 million for 2014, compared to $1.7 million and nil, respectively, for 2013 and 2012. The $64.5 million increase in 2014 was mainly due to increase in revenues from Changyou’s mobile game TLBB 3D, which was launched in October 2014.

The following table sets forth certain operating data for Changyou’s MMOGs and mobile games in China for the periods indicated:

Average Monthly Active Accounts (1)	For the Three Months Ended
	March 31		June 30		September 30		December 31
(in millions)	MMOGs	MMOGs and mobile games	MMOGs	MMOGs and mobile games	MMOGs	MMOGs and mobile games	MMOGs	MMOGs and mobile games
2012	11.0	11.0	11.0	11.0	12.1	12.1	13.6	13.6
2013	13.4	13.5	12.3	12.4	7.6	8.8	6.7	7.7
2014	6.5	9.1	6.9	8.2	10.7	12.2	6.9	13.9

Quarterly Aggregate Active Paying Accounts (2)	For the Three Months Ended
	March 31		June 30		September 30		December 31
(in millions)	MMOGs	MMOGs and mobile games	MMOGs	MMOGs and mobile games	MMOGs	MMOGs and mobile games	MMOGs	MMOGs and mobile games
2012	3.1	3.1	2.6	2.6	2.4	2.4	2.2	2.2
2013	2.0	2.0	2.0	1.9	1.9	1.9	1.7	1.7
2014	1.5	1.5	1.4	1.5	1.5	1.6	1.3	2.7

(1)	Average Monthly Active Accounts for a given period refers to the number of registered accounts that were logged in to these games at least once during the period.

(2)	Quarterly Aggregate Active Paying Accounts for a given quarter refers to the number of accounts from which game points are used at least once during the quarter.

Increase/(decrease) in revenues from Web games: Revenues from Web games were $100.7 million for 2014, compared to $135.7 million and $89.1 million, respectively, for 2013 and 2012. Revenues from Web games decreased $35.0 million for 2014, compared to an increase of $46.6 million for 2013. The year-on-year decrease in revenues from Web games for 2014 was mainly due to decreased revenues from Wartune and DDTank in China, which have reached a mature phase in their operation. The year-on-year increase in revenues from Web games for 2013 was mainly due to increased revenue from Wartune.

Others Revenues

Revenues for other services were $122.1 million for 2014, compared to $103.7 million and $82.3 million, respectively, for 2013 and 2012. The year-on-year increase was mainly due to increased revenues from IVAS and the cinema advertisement business.

Costs and Expenses

Cost of Revenues

The following table presents our cost of revenues by source and by proportion for the periods indicated (in thousands, except percentages):

	Year ended December 31,
	2012		2013		2014		13 VS 12	14 VS 13
Cost of revenues:
Online advertising:
Brand advertising	$161,195	44%	$221,659	46%	$307,708	45%	$60,464	$86,049
Search and Web directory	70,628	19%	109,139	23%	163,918	24%	38,511	54,779
Subtotal of cost of online advertising revenues	231,823	63%	330,798	69%	471,626	69%	98,975	140,828
Online game	76,350	21%	93,307	19%	142,549	21%	16,957	49,242
Others	61,485	16%	55,945	12%	71,459	10%	(5,540)	15,514

Total cost of revenues	$369,658	100%	$480,050	100%	$685,634	100%	$110,392	$205,584

Total cost of revenues was $685.6 million for 2014, compared to $480.1 million and $369.7 million, respectively, for 2013 and 2012. The year-on-year increase in total cost of revenues for 2014 and 2013 was $205.6 million and $110.4 million, respectively.

Cost of Online Advertising Revenues

Cost of online advertising revenues was $471.6 million for 2014, compared to $330.8 million and $231.8 million, respectively, for 2013 and 2012. The year-on-year increase in cost of online advertising revenues for 2014 and 2013 was $140.8 million and $99.0 million, respectively.

Cost of Brand Advertising Revenues

Cost of brand advertising revenues mainly consists of content and license costs, bandwidth leasing costs, salary and benefits expenses, and depreciation expenses.

Cost of brand advertising revenues was $307.7 million for 2014, compared to $221.7 million and $161.2 million, respectively, for 2013 and 2012.

The year-on-year increase in cost of brand advertising revenues for 2014 was $86.0 million. This increase mainly consisted of a $48.7 million increase in content and license costs, a $27.4 million increase in bandwidth leasing costs, a $3.8 million increase in depreciation and amortization expenses, and a $3.3 million increase in salary and benefits expense

The year-on-year increase in cost of brand advertising revenues for 2013 was $60.5 million. This increase mainly consisted of a $31.4 million increase in content and license costs, a $16.1 million increase in bandwidth leasing costs, a $14.4 million increase in salary and benefits expenses, and a $2.4 million increase in office expenses, offset by a $10.7 million decrease in depreciation and amortization expense.

Our brand advertising gross margin was 43% for 2014, compared to 48% and 44%, respectively, for 2013 and 2012. The year-on-year decrease in our brand advertising gross margin for 2014 was mainly due to increases in content and bandwidth costs. The year-on-year increase in our brand advertising gross margin for 2013 was mainly due to a $15.1 million impairment of purchased video content that we recognized in the second quarter of 2012.

Cost of Search and Web Directory Revenues

Cost of search and Web directory revenues mainly consists of traffic acquisition costs, bandwidth leasing costs, depreciation expenses, as well as salary and benefits expenses.

Cost of search and Web directory revenues was $163.9 million for 2014, compared to $109.1 million and $70.6 million, respectively, for 2013 and 2012.

The year-on-year increase in cost of search and Web directory revenues for 2014 was $54.8 million. The increase mainly consisted of a $33.0 million increase in traffic acquisition costs, a $10.0 million increase in depreciation and amortization expenses, and a $9.9 million increase in bandwidth leasing costs.

The year-on-year increase in cost of search and Web directory revenues for 2013 was $38.5 million. The increase mainly consisted of a $20.7 million increase in traffic acquisition costs, a $9.0 million increase in bandwidth leasing costs, and a $7.5 million increase in depreciation and amortization expense.

Our search and Web directory gross margin was 54% for 2014, compared to 45% and 43%, respectively, for 2013 and 2012. The year-on-year increase in gross margin for 2014 was mainly due to increased revenues, combined with lower traffic acquisition costs as a percentage of search and Web directory revenues.

Cost of Online Game Revenues

Cost of online game revenues mainly consists of salary and benefits expenses, revenue-sharing payments, bandwidth leasing costs, and depreciation and amortization expenses.

Cost of online game revenues was $142.5 million for 2014, compared to $93.3 million and $76.4 million, respectively, for 2013 and 2012.

The year-on-year increase in cost of online game revenues for 2014 was $49.2 million. The increase mainly consisted of a $24.6 million increase in revenue-sharing payments to mobile app stores, a $9.1 million increase in salary and benefits expenses, a $7.5 million increase in revenue-sharing payments to third-party developers, and a $1.5 million increase in bandwidth leasing costs.

The year-on-year increase in cost of online game revenues for 2013 was $17.0 million. The increase mainly consisted of a $5.9 million increase in impairment of intangible assets from acquisitions of businesses, a $5.8 million increase in salary and benefits expenses, a $2.4 million increase in revenue-sharing payments to third-party developers, a $1.7 million increase in content and license fees and a $1.1 million increase in bandwidth leasing costs.

Our online game gross margin was 78%, 86% and 87%, respectively, for 2014, 2013 and 2012. The decrease in gross margin for 2014 was due to a change in the revenue mix as Changyou launched new mobile games and licensed PC games that typically require additional revenue-sharing payments, as well as increased personnel costs associated with new games and mobile initiatives.

Cost of Revenues for Other Services

Cost of revenues for other services mainly consists of revenue-sharing payments related to the IVAS business, revenue-sharing payments paid to China mobile network operators, and payments to theatres and film production companies for pre-film screening advertisement slots.

Cost of revenues for other services was $71.5 million for 2014, compared to $55.9 million and $61.5 million, respectively, for 2013 and 2012. The year-on-year increase in cost of revenues for other services for 2014 was $15.5 million. The year-on-year decrease in cost of revenues for other services for 2013 was $5.5 million. The increase was mainly due to revenue-sharing payments related to the IVAS business.

Operating Expenses

The following table presents our operating expenses by nature and by proportion for the periods indicated (in thousands, except percentages):

	Year ended December 31,
	2012		2013		2014		13 VS 12	14 VS 13
Operating expenses:
Product development	$181,359	38%	$276,120	37%	$409,285	36%	$94,761	$133,165
Sales and marketing	214,736	45%	351,653	48%	526,514	44%	136,917	174,861
General and administrative	75,243	16%	108,970	15%	204,325	17%	33,727	95,355
Goodwill impairment and impairment of intangible assets acquired as part of business acquisitions	2,906	1%	0	0%	52,282	3%	(2,906)	52,282

Total operating expenses	$474,244	100%	$736,743	100%	$1,192,406	100%	$262,499	$455,663

Total operating expenses were $1.19 billion for 2014, compared to $736.7 million and $474.2 million, respectively, for 2013 and 2012. The year-on-year increase in total operating expenses for 2014 and 2013 was $455.7 million and $262.5 million, respectively. The increase in total operating expenses was mainly due to increases in sales and marketing expenses and product development expenses.

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

Product development expenses were $409.3 million for 2014, compared to $276.1 million and $181.4 million, respectively, for 2013 and 2012.

The year-on-year increase in product development expenses for 2014 was $133.2 million. The increase mainly consisted of a $80.9 million increase in salary and benefits expenses, which was mainly attributable to increased headcount and increased average compensation, a $20.3 million increase in share-based compensation expense, a $10.8 million increase in depreciation and amortization expense, a $6.5 million increase in content and license fees, a $4.1 million increase in professional fees, and a $3.9 million increase in facility expenses.

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

Sales and marketing expenses were $526.5 million for 2014, compared to $351.7 million and $214.7 million, respectively, for 2013 and 2012.

The year-on-year increase in sales and marketing expenses for 2014 was $174.9 million. The increase mainly consisted of an $116.5 million increase in advertising and promotional expenditures, which primarily resulted from higher advertising costs for promotion of Changyou’s platform channel business, a $40.1 million increase in salary and benefits expenses, which was mainly attributable to increased headcount and increased average compensation, a $4.6 million increase in share-based compensation expense, and a $4.3 million increase in travel expenses.

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

General and administrative expenses were $204.3 million for 2014, compared to $109.0 million and $75.2 million, respectively, for 2013 and 2012.

The year-on-year increase in general and administrative expenses for 2014 was $95.4 million. The increase mainly consisted of a $37.7 million increase in salary and benefits expense, which was mainly attributable to increased headcount and increased average compensation, a $37.5 million increase in share-based compensation expense, a $9.4 million increase in facility and office expenses, a $3.6 million increase in depreciation and amortization expense, a $3.0 million increase in professional service fees, and a $2.3 million increase in travel expenses.

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

Goodwill Impairment and Impairment of Intangibles Acquired as Part of Business Acquisitions

In 2014, we recognized $52.3 million of goodwill impairment and impairment of intangibles acquired as part of business acquisitions. This $52.3 million impairment loss consisted primarily of a $33.8 million impairment loss for goodwill and a $15.3 million impairment loss for intangible assets related to Changyou’s RaidCall business, as a result of Changyou’s management’s assessment that the impairment existed based on its conclusion that RaidCall was unable to provide expected synergies with Changyou’s online games business.

In 2013, there was no goodwill impairment or impairment of intangibles via acquisitions of businesses

In 2012, we recognized a $2.9 million impairment loss for intangibles via acquisitions of businesses. This $2.9 million was recognized for Changyou.

Share-based Compensation Expense

Share-based compensation expense was recognized in costs and expenses for the years ended December 31, 2014, 2013 and 2012, respectively, as follows (in thousands):

	Year Ended December 31,
Share-based compensation expense	2012	2013	2014
Cost of revenues	$648	$575	$1,973
Product development expenses	5,210	4,638	24,982
Sales and marketing expenses	2,149	1,071	5,645
General and administrative expenses	5,959	4,145	41,843

	$13,966	$10,429	$74,443

Share-based compensation expense recognized for share awards of Sohu (excluding Sohu Video), Sogou, Changyou and Sohu Video was as follows (in thousands):

	Year Ended December 31,
Share-based compensation expense	2012	2013	2014
For Sohu (excluding Sohu Video) share-based awards	$6,052	$3,799	$4,410
For Sogou share-based awards (1)	4,548	5,435	61,918
For Changyou share-based awards	3,366	1,195	4,087
For Sohu Video share-based awards	0	0	4,028

	$13,966	$10,429	$74,443

Note(1): Includes compensation expense for Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search-related businesses, and compensation expense equal to the excess of the repurchase price paid to employees over the fair value at the repurchase date of the Sogou Class A Ordinary Shares that we repurchased.

As of December 31, 2014, unrecognized share-based compensation expense for Sohu (excluding Sohu Video), Sogou and Changyou share-based awards was as follows (in thousands):

Unrecognized share-based compensation expense	As of December 31, 2014
For Sohu (excluding Sohu Video) share-based awards	$2,634
For Sogou share-based awards (2)	9,805
For Changyou share-based awards	29,686

$41,851

Note (2): Includes the unrecognized compensation expense for employees who transferred from Tencent with Soso search-related businesses.

Operating Profit /(Loss)

We had an operating loss of $205.0 million for 2014, compared to an operating profit of $183.5 million and $223.3 million, respectively, for 2013 and 2012. This change from operating profit to operating loss for 2014 was mainly due to Changyou. Changyou incurred an operating loss of $41.7 million in 2014, compared to an operating profit of $305.5 million in 2013, mainly because of higher marketing and promotion expenses related to its platform channel business, as well as increased salary and benefits expense.

Other Income

Other income was $10.0 million for 2014, compared to $12.7 million and $5.4 million, respectively, for 2013 and 2012. The year-on-year decrease in other income was $2.7 million for 2014, and the year-on-year increase in other income was $7.3 million for 2013.

Net Interest Income

Net interest income was $31.0 million for 2014, compared to $27.8 million and $25.3 million, respectively, for 2013 and 2012.

Income Tax Expense

Income tax expense was $6.1 million for 2014, compared to income tax expense of $50.4 million and $76.2 million, respectively, for 2013 and 2012.

The $44.3 million decrease in income tax expense in 2014 was mainly due to a $24.6 million income tax benefit recognized by Changyou that resulted from the recognition of deferred tax assets for a net loss carry forward by its operating entities that were loss-making, and a decrease in U.S. tax of $10.9 million.

The $25.8 million decrease in income tax expense in 2013 was mainly due to a decrease in PRC corporate income tax expense as a result of a decrease in applicable tax for Changyou and a decrease in withholding tax accrued, offset by an increase in U.S. corporate income tax expense of Sohu.com Inc.

Net Income /(Loss)

As a result of the foregoing, we had a net loss of $171.2 million for 2014, compared to a net income of $166.9 million and $177.2 million, respectively, for 2013 and 2012.

Net Income /(Loss) Attributable to Noncontrolling Interest

We had a net loss attributable to noncontrolling interest of $32.3 million for 2014, compared to net income of $82.0 million and $78.8 million, respectively, for 2013 and 2012.

Dividend or deemed dividend to noncontrolling Sogou Series A Preferred shareholders

Dividend or deemed dividend to noncontrolling Sogou Series A Preferred shareholders was $27.7 million for 2014, compared to $82.4 million and $14.2 million, respectively, for 2013 and 2012.

The deemed dividend for 2014 resulted from Sogou’s repurchase of 14.4 million Sogou Series A Preferred Shares from China Web, and was deemed to have been contributed by Sohu, as a holder of ordinary shares of Sogou, in an amount equal to the proportionate difference between the price Sogou paid to China Web for the Series A Preferred Shares and the carrying amount of these 14.4 million Series A Preferred Shares in our consolidated financial statements.

The dividend for 2013 resulted from the special dividend paid by Sogou on September 17, 2013 to holders of Series A Preferred Shares of Sogou other than Sohu in the amount of $139.7 million, of which Sohu, as a holder of ordinary shares of Sogou, is deemed to have contributed $82.4 million.

The deemed dividend for 2012 resulted from Sohu’s purchase of 24.0 million Sogou Series A Preferred Shares from Alibaba.

Net Income /(Loss) attributable to Sohu.com Inc.

As a result of the foregoing, we had a net loss attributable to Sohu.com Inc. of $166.7 million and $15.3 million, respectively, for 2014 and 2013, compared to net income attributable to Sohu.com Inc. of $72.9 million for 2012.

QUARTERLY RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, our unaudited quarterly results of operations for the eight quarters ended December 31, 2014. The data have been derived from our consolidated financial statements and, in our management’s opinion, they have been prepared on substantially the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial results for the periods presented. This information should be read in conjunction with the annual consolidated financial statements included elsewhere in this Form 10-K. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

For a discussion of changes in the basis of presentation for the periods presented below, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

	Three Months Ended
	Mar. 31, 2013	Jun. 30, 2013	Sep. 30, 2013	Dec. 31, 2013	Mar. 31, 2014	Jun. 30, 2014	Sep. 30, 2014	Dec. 31, 2014
	(Unaudited, in thousands, except per share data)
Revenues:
Online advertising:
Brand advertising	$80,237	$100,191	$124,780	$123,318	$111,103	$133,408	$148,823	$147,824
Search and Web directory	36,052	46,171	52,305	64,387	64,309	85,064	98,437	110,029

Subtotal of online advertising revenues	116,289	146,362	177,085	187,705	175,412	218,472	247,260	257,853

Online games	167,421	168,295	161,494	171,958	163,388	153,877	150,338	184,405
Others	23,886	24,247	29,744	25,788	26,515	27,802	32,817	34,938

Total revenues	307,596	338,904	368,323	385,451	365,315	400,151	430,415	477,196
Cost of revenues:
Online advertising:
Brand advertising	44,878	51,556	63,780	61,445	64,140	82,898	83,424	77,246
Search and Web directory	20,792	24,498	26,785	37,064	31,737	40,420	46,375	45,386

Subtotal of cost of online advertising revenues	65,670	76,054	90,565	98,509	95,877	123,318	129,799	122,632

Online games	22,650	22,981	21,750	25,926	26,586	30,263	33,949	51,754
Others	15,209	14,610	13,175	12,951	16,035	16,305	17,912	21,204

Total cost of revenues	103,529	113,645	125,490	137,386	138,498	169,886	181,660	195,590

Gross profit	204,067	225,259	242,833	248,065	226,817	230,265	248,755	281,606
Operating expenses:
Product development	51,819	63,361	70,551	90,389	117,722	102,218	107,971	81,374
Sales and marketing	58,723	71,678	90,728	130,524	142,354	136,606	131,742	115,812
General and administrative	22,589	25,772	29,365	31,244	35,354	53,246	49,730	65,995
Goodwill impairment and impairment of intangible assets acquired as part of business acquisitions	0	0	0	0	0	0	0	52,282

Total operating expenses	133,131	160,811	190,644	252,157	295,430	292,070	289,443	315,463

Operating profit /(loss)	70,936	64,448	52,189	(4,092)	(68,613)	(61,805)	(40,688)	(33,857)

Other income	2,531	1,532	1,533	7,125	3,750	694	896	4,619
Net interest income	6,701	5,498	7,595	8,035	8,457	8,779	7,468	6,273
Exchange difference	(1,985)	(1,984)	(1,305)	(1,386)	578	59	(610)	(1,169)

Income /(loss) before income tax expense /(benefit)	78,183	69,494	60,012	9,682	(55,828)	(52,273)	(32,934)	(24,134)
Income tax expense /(benefit)	20,018	16,251	18,923	(4,770)	(214)	(1,740)	(1,036)	8,612

Net income /(loss)	58,165	53,243	41,089	14,452	(56,042)	(50,533)	(31,898)	(32,746)
Less: Net income attributable to the mezzanine-classified noncontrolling interest shareholders	10,668	7,112	0	0	0	0	0	0

Net income /(loss) attributable to the noncontrolling interest shareholders	23,066	24,505	22,855	11,618	(4,935)	(9,443)	(4,760)	(13,171)

Dividend or deemed dividend to noncontrolling Sogou Series A Preferred shareholders	0	0	82,423	0	27,747	0	0	0

Net income /(loss) attributable to Sohu.com Inc.	$24,431	$21,626	$(64,189)	$2,834	$(78,854)	$(41,090)	$(27,138)	$(19,575)

Basic net income/(loss) per share attributable to Sohu.com Inc.	$0.64	$0.57	$(1.68)	$0.07	$(2.05)	$(1.07)	$(0.71)	$(0.51)

Shares used in computing basic net income/(loss) per share attributable to Sohu.com Inc.	38,169	38,259	38,288	38,301	38,411	38,475	38,485	38,501

Diluted net income/(loss) per share attributable to Sohu.com Inc.	$0.60	$0.56	$(1.69)	$0.06	$(2.05)	$(1.16)	$(0.74)	$(0.52)

Shares used in computing diluted net income/(loss) per share attributable to Sohu.com Inc.	38,429	38,492	38,522	38,564	38,411	38,475	38,485	38,501

LIQUIDITY AND CAPITAL RESOURCES

Resources Analysis

Liquidity Sources and Balances

Our principal sources of liquidity are cash and cash equivalents, short-term investments, and cash flows generated from our operations. Cash equivalents primarily comprise time deposits and money market funds. Short-term investments comprise investment instruments issued by commercial banks in China, with a variable interest rate indexed to performance of underlying assets and maturity dates within one year.

As of December 31, 2014, we had cash and cash equivalents of approximately $876.3 million, and short-term investments of $191.6 million. Of our cash and cash equivalents, $403.3 million was held in financial institutions inside Mainland China and $473.0 million was held in financial institutions outside of Mainland China. Our VIEs held $39.5 million of our cash and cash equivalents and $836.8 million was held outside of our VIEs. In addition, as of December 31, 2014, we had, through Changyou, loans from offshore banks in the principal amount of $370.0 million. These loans were secured by RMB deposits in onshore branches of those banks in the total amount of $417.4 million, which are recognized as restricted time deposits.

As of December 31, 2013, we had cash and cash equivalents of $1.29 billion, investments in debt securities of $82.0 million, and short-term investments of $2.8 million. Of our cash and cash equivalents, $617 million was held in financial institutions inside Mainland China and $670 million was held in financial institutions outside of Mainland China. Our VIEs held $112.3 million of our cash and cash equivalents and $1.18 billion was held outside of our VIEs. In addition, as of December 31, 2013, we had, through Changyou, loans from offshore banks in the principal amount of $410 million. These loans are secured by RMB deposits in onshore branches of those banks in the total amount of $425.0 million which are recognized as restricted time deposits.

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

See Item 1A “Risk Factors — Risks Related to China’s Regulation Environment — Restrictions on currency exchange may limit our ability to utilize our revenues effectively,” “— Sohu.com Inc. may need to rely on dividends and other distributions on equity paid by Sohu.com Limited and Changyou, our wholly-owned subsidiary and majority-owned subsidiary to fund any cash requirements we may have. Sohu.com Inc. may not be able to obtain cash from distributions because our subsidiaries and VIEs in China are subject to restrictions imposed by PRC law or by future debt covenants on paying such dividends or making other payments,” and “— Dividends we receive from our operating subsidiaries located in the PRC are subject to PRC profit appropriation and PRC withholding tax.” See also “Restrictions and Limitations on Cash Available to Sohu.com Inc.” below and Item 7A “Quantitative and Qualitative Disclosure About Market Risk — Foreign Currency Exchange Rate Risk.”

Significant Cash Related Activities

On July 27, 2013, Changyou’s Board of Directors authorized a share repurchase program of up to $100 million of the outstanding ADSs of Changyou over a two-year period from July 27, 2013 to July 26, 2015. As of December 31, 2014, Changyou had repurchased under the share repurchase program 754,800 of its ADSs, representing 1,509,600 ordinary shares, at an aggregate cost of approximately $20.8 million.

On March 24, 2014, Sogou purchased from China Web, pursuant to the Repurchase /Put Option Agreement between Sogou and China Web, 14.4 million Series A Preferred Shares of Sogou, for an aggregate purchase price of $47.3 million.

In June 2014, Sogou repurchased approximately 4.2 million of its Class A Ordinary Shares from noncontrolling shareholders, a majority of whom were our employees, for an aggregate purchase price of $41.6 million.

On July 16, 2014, Changyou, through a wholly-owned subsidiary, entered into an investment agreement with MoboTap and its subsidiaries and VIEs, and MoboTap’s shareholders to purchase 51% of the equity interests in MoboTap on a fully-diluted basis for approximately $90.8 million in cash.

Cash Generating Ability

Our cash flows were summarized below (in thousands):

	Year Ended December 31,
	2012	2013	2014
Net cash provided by operating activities	$402,587	$403,933	$152,283
Net cash used in investing activities	(432,595)	(441,629)	(438,474)
Net cash provided by /(used in) financing activities	128,717	470,341	(122,810)
Effect of exchange rate change on cash and cash equivalents	2,219	21,108	(1,947)

Net increase /(decrease) in cash and cash equivalents	100,928	453,753	(410,948)
Cash and cash equivalents at beginning of year	732,607	833,535	1,287,288

Cash and cash equivalents at end of year	$833,535	$1,287,288	$876,340

Net Cash Provided by Operating Activities

For 2014, $152.3 million net cash provided by operating activities was primarily attributable to our net loss of $171.2 million, adjusted by non-cash items of depreciation and amortization of $208.5 million, share-based compensation expense of $57.3 million, goodwill impairment and impairment of intangible assets acquired as part of business acquisitions of $52.3 million, other non-cash items of $1.6 million, and an increase in cash from working capital items of $9.1 million, offset by a non-cash item of change in fair value of put option of $2.3 million, change in fair value of short-term investments of $1.6 million, and income from investments in debt securities of $1.4 million.

For 2013, $403.9 million net cash provided by operating activities was primarily attributable to our net income of $166.9 million, adjusted by non-cash items of depreciation and amortization of $130.7 million, share-based compensation expense of $10.4 million, contribution from noncontrolling shareholders of $4.2 million, impairment of intangible assets of $3.6 million, and an increase in cash from working capital items of $95.0 million, offset by investment income from investments in debt securities of $5.6 million and miscellaneous expenses of $1.3 million.

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

Net Cash Used in Investing Activities

For 2014, $438.5 million net cash used in investing activities was primarily attributable to purchase of fixed assets and intangible assets of $210.2 million, purchase of short-term investments of $186.5 million, acquisitions of $106.4 million, purchase of long-term investments of $26.1 million, offset by proceeds received from debt securities at maturity of $82.0 million, withdrawal of restricted time deposits originally used as collateral for Changyou loans from offshore banks of $5.8 million, and cash proceeds from other investing activities of $2.9 million.

For 2013, $441.6 million net cash used in investing activities was primarily attributable to $211.8 million used to acquire fixed assets and intangible assets (including a $3.2 million payment for the office building acquired by Sohu and a $39.2 million payment for the office building acquired by Changyou), $168.7 million in restricted time deposits used as collateral for Changyou loans from offshore banks, $76.0 million used in the purchase of the noncontrolling interest in 7Road, $33.7 million used in Changyou’s acquisitions of Doyo and RaidCall, $9.0 million in restricted time deposits used as collateral for credit facilities provided by banks to certain Sogou employees and $2.4 million used for investments related to other investing activities, offset by received short-term investments of $54.4 million and investment income from investments in debt securities of $5.6 million.

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

Net Cash Provided by /(Used in) Financing Activities

For 2014, $122.8 million net cash used in financing activities was primarily attributable to Changyou’s repayment of $410.2 million of loans from offshore banks, $47.3 million used in Sogou’s repurchase of Series A Preferred Shares of Sogou from China Web, $24.6 million used in Sogou’s repurchase of its Class A Ordinary Shares from its noncontrolling shareholders, $3.6 million used for the repurchase of ADSs by Changyou, $2.8 million used in payment of contingent consideration by Changyou, and $5.3 million used in other financing activities, offset by proceeds of loans from offshore banks of $370.0 million, and $1.0 million received from the exercise of share-based awards.

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

Restrictions and Limitations on Cash Available to Sohu.com Inc.

To fund any cash requirements it may have, Sohu.com Inc. may need to rely on dividends and other distributions on equity paid by our wholly-owned subsidiary Sohu.com Limited or our majority-owned subsidiary Changyou.com Limited. Since substantially all of our operations are conducted through our indirect wholly-owned and majority-owned China-Based Subsidiaries and VIEs, Sohu.com Limited and Changyou.com Limited may need to rely on dividends, loans or advances made by our PRC Subsidiaries in order to make dividends and other distributions to us. On September 21, 2012, Changyou paid out a special cash dividend of $201 million, with $136 million paid to and received by Sohu. Of the $136 million, $128 million was paid to and received by Sohu.com Limited and $8 million was paid to and received by Sohu.com Inc. In 2013, in connection with the Sogou-Tencent Transactions, Sogou paid a special dividend to the three holders of Series A Preferred Shares of Sogou in the aggregate amount of $300.9 million, of which $161.2 million was paid to and received by Sohu Search, which is a direct subsidiary of Sohu.com Limited, and no dividend was paid to Sohu.com Inc.

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

PRC Profit Appropriation, Withholding Tax on Dividends and Regulation of Foreign Currency Exchange

Regulations in the PRC currently permit payment of dividends of a PRC company only out of accumulated profits as determined in accordance with accounting standards and regulations in China. Our China-based WFOEs are also required to set aside each year to their general reserves at least 10% of their after-tax profit based on PRC accounting standards, until the cumulative amount reaches 50% of their paid-in capital. These reserves may not be distributed as cash dividends, or as loans or advances. Our WFOEs may also allocate a portion of their after-tax profits, at the discretion of their Boards of Directors, to their staff welfare and bonus funds. Any amounts so allocated may not be distributed to Sohu.com Limited or Changyou.com Limited and, accordingly, would not be available for distribution to Sohu.com Inc.

The PRC CIT Law generally imposes a 10% withholding tax on dividends distributed by WFOEs to their immediate holding companies outside Mainland China, provided that a lower rate may apply under tax treaties between Mainland China and other jurisdictions. For example, withholding tax for dividends to a holding company in Hong Kong may, under certain circumstances, be 5% rather than 10%. As of December 31, 2014, we had accrued deferred tax liabilities in the amount of $22.4 million for withholding taxes associated with dividends paid by Changyou’s Mainland China-based WFOEs to Changyou’s Hong Kong subsidiary.

Under regulations of the PRC State Administration of Foreign Exchange (“SAFE”), the RMB is not convertible into foreign currencies for capital account items, such as loans, repatriation of investments and investments outside of Mainland China, unless prior approval of the SAFE is obtained and prior registration with the SAFE is made.

PRC Restrictions Related to Our VIE Structure

While generally our VIEs generate revenues and cash, most of our VIEs incurred deficits as a result of significant costs involved in their operations for the year ended December 31, 2014.

Substantially all of Changyou’s operations are conducted through its VIEs, which generate most of Changyou’s online game revenues. Although Changyou’s subsidiaries received or absorbed a majority of the VIEs’ profits or losses pursuant to contractual agreements between the VIEs and Changyou’s PRC Subsidiaries providing for payments to the subsidiaries in return for services provided to the VIEs by the PRC Subsidiaries, significant cash balances remained in Changyou’s VIEs as of December 31, 2014. As Changyou’s VIEs are not owned by Changyou’s PRC Subsidiaries, the VIEs are not able to make dividend payments to the subsidiaries. Therefore, in order for Sohu.com Inc. or our subsidiaries outside of Mainland China to receive any dividends, loans or advances from Changyou’s PRC Subsidiaries, we will need to rely on these contractual payments made by Changyou’s VIEs to Changyou’s PRC Subsidiaries. Depending on the nature of services provided by Changyou’s PRC Subsidiaries to their corresponding VIEs, certain of these payments will subject to PRC taxes, including Business Tax and VAT, which will effectively reduce the amount that the PRC subsidiary receives from its corresponding VIE. In addition, the PRC government could impose restrictions on such payments or change the tax rates applicable to such payments.

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

In accordance with U.S. GAAP, we do not provide for U.S. federal income taxes or tax benefits on the undistributed earnings or losses of our non-U.S. subsidiaries or consolidated VIEs because, for the foreseeable future, we do not have the intention to repatriate those undistributed earnings or losses to the U.S. However, certain activities conducted in the PRC may give rise to U.S. corporate income tax, even if there are no distributions to Sohu.com Inc. U.S. corporate income taxes would be imposed on Sohu.com Inc. when its subsidiaries that are controlled foreign corporations (“CFCs”) generate income that is subject to Subpart F of the U.S. Internal Revenue Code (“Subpart F”). Passive income, such as rents, royalties, interest and dividends, is among the types of income subject to taxation under Subpart F. Any income taxable under Subpart F is taxable in the U.S. at federal corporate income tax rates of up to 35%. Subpart F income also includes certain income from intercompany transactions between Sohu.com Inc.’s non-U.S. subsidiaries and VIEs and Changyou’s non-U.S. subsidiaries and VIEs, or where Sohu.com Inc.’s non-U.S. subsidiaries or VIEs make an “investment in U.S. property,” such as holding the stock in, or making a loan to, a U.S. corporation. Under a temporary provision of the U.S. tax code commonly referred to as the CFC look-through rule, Sohu.com Inc. has not had to treat dividends received by its CFC subsidiaries as Subpart F income includible in Sohu.com Inc.’s taxable income in the U.S. The CFC look-through rule, which is currently scheduled to expire for taxable years beginning after December 31, 2014, has been extended several times by the U.S. Congress. Unless further extended, the CFC look-through rule will be available for Sohu.com Inc.’s CFC subsidiaries and their VIEs only through their taxable years ending November 30, 2015.

Dividend Policy

On September 17, 2013, Sogou distributed a special dividend to holders of its Series A Preferred Shares in the amount of $300.9 million, of which Sohu Search received $161.2 million, Photon received $43.0 million, and China Web received $96.7 million.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth our contractual obligations as of December 31, 2014 (in thousands):

As of December 31,	2015	2016	2017	2018	2019	Thereafter	Total Payments Required
Repayment of principal of bank loans	25,500	25,500	319,000	0	0	0	370,000
Purchase of content and services -video	59,010	14,915	13,066	15,076	0	0	102,067
Purchase of bandwidth	53,121	4,011	3,306	2,490	108	0	63,036
Operating lease obligations	25,563	14,421	5,285	2,000	1,473	411	49,153
Purchase of cinema advertisement slot rights	16,206	12,566	13,257	492	98	0	42,619
Expenditures for operating rights of licensed games with technological feasibility	7,484	9,401	5,100	11,750	0	0	33,735
Purchase of content and services –others	13,949	5,551	856	10	2	0	20,368
Interest payment commitment	6,845	6,484	3,614	0	0	0	16,943
Fees for operating rights of licensed games in development	5,554	150	0	0	0	0	5,704
Expenditures for rights to titles and characters of games in development	1,101	1,859	0	0	0	0	2,960
Others	2,449	318	25	0	0	0	2,792

Total Payments Required	216,782	95,176	363,509	31,818	1,681	411	709,377

OTHER LONG-TERM LIABILITIES

As a result of our adoption of Accounting Standard Codification 740 “Income Taxes” (ASC 740), we recorded long-term tax payable of $24.5 million related to unrecognized tax benefit, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above.

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

On May 28, 2014, the FASB and IASB issued their long-awaited converged standard on the recognition of revenue from contracts with customers. The standard is intended to improve the financial reporting of revenue and improve comparability of the top line in financial statements globally. The FASB is amending the FASB Accounting Standards Codification and creating a new Topic 606, Revenue from Contracts with Customers, to supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the amendments supersede some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. For a public entity, the amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are currently evaluating the impact on our consolidated financial statements of adopting this guidance.

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

In August 2014, the FASB issued Presentation of Financial Statements – Going Concern. This standard requires management to evaluate for each annual and interim reporting period whether it is probable that the reporting entity will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued. If the entity is in such a position, the standard provides for certain disclosures depending on whether or not the entity will be able to successfully mitigate its going concern status. This guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. We do not anticipate that this adoption will have a significant impact on our financial position, results of operations, or cash flows.

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

The following table sets forth a summary of our foreign currency sensitive financial instruments as of December 31, 2014, which consisted of cash and cash equivalents, restricted time deposits, short-term investments, accounts receivable, prepaid and other current assets, available-for-sale securities, current liabilities, long-term accounts payable and long-term bank loans. These financial instruments are recorded at their fair value.

	Denominated in (in thousands)
	US$	RMB	HK$	Others	Total
Cash and cash equivalents	468,007	405,057	1,154	2,122	876,340
Restricted time deposits	9,305	417,443	0	0	426,748
Short-term investments	0	191,577	0	0	191,577
Accounts Receivable	2,451	226,798	906	246	230,401
Prepaid and other current assets	3,299	112,433	3	969	116,704
Available-for-sale securities	13,238	0	0	0	13,238
Short-term bank loans	25,500	0	0	0	25,500
Other current liabilities	13,818	753,508	682	777	768,785
Long-term accounts payable	0	5,143	0	0	5,143
Long-term bank loans	344,500	0	0	0	344,500

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

INFLATION RATE RISK

According to the National Bureau of Statistics of China, the consumer price index grew 2.0% in 2014, compared to an increase of 2.6% in 2013. While the increase for 2014 represented a decline in the rate of inflation compared to 2013, there may be increases in the rate of inflation in the future, which could have a material adverse effect on our business.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to Consolidated Financial Statements which appear on page F-1 of this report. The Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements, Notes to Consolidated Financial Statements and Financial Statement Schedules which are listed in the Index to Consolidated Financial Statements and which appear beginning on page F-2 of this report are incorporated into this Item 8. Quarterly Results of Operations information is included in this report and is incorporated into this Item 8.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers Zhong Tian LLP, an independent registered public accounting firm, as stated in their report which is included in this report on pages F-2.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company’s fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in the Proxy Statement for Sohu’s 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about April 28, 2015 and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in the Proxy Statement for Sohu’s 2015 Annual Meeting of Stockholders under the heading “Executive Compensation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item, other than the table included below, will be included in the Proxy Statement for Sohu’s 2015 Annual Meeting of Stockholders under the heading “Beneficial Ownership of Common Stock” and is incorporated herein by reference.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (in thousands)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (in thousands)
Equity compensation plans approved by security holders-2000 Stock Incentive Plan
Share Options	110	$19.2
Restricted Stock Units	0	0

Subtotal	110
Equity compensation plans approved by security holders-2010 Stock Incentive Plan
Restricted Stock Units	67	0	1,364

Subtotal	67		1,364
Equity compensation plans not approved by security holders	0		0

Total	177		1,364

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the Proxy Statement for Sohu’s 2015 Annual Meeting of Stockholders under the heading “Transactions with Related Persons” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the Proxy Statement for Sohu’s 2015 Annual Meeting of Stockholders under the heading “Principal Accountant Fees, Services and Pre-approval Process” and is incorporated herein by reference.

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

(a)(2) Financial Statements Schedule

Schedule I, Condensed Financial Information of Registrant, is included in this report and is incorporated into this Item 15(a)(2) by reference.

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

Date: March 2, 2015

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

SIGNATURE	TITLE	DATE

/s/ CHARLES ZHANG Charles Zhang	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 2, 2015

/s/ CAROL YU Carol Yu	President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 2, 2015

/s/ EDWARD B. ROBERTS Edward B. Roberts	Director	March 2, 2015

/s/ CHARLES HUANG Charles Huang	Director	March 2, 2015

/s/ DAVE QI Dave Qi	Director	March 2, 2015

/s/ SHI WANG Shi Wang	Director	March 2, 2015

/s/ JOHN DENG John Deng	Director	March 2, 2015

SOHU.COM INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the Consolidated Financial Statements or Notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders of Sohu.com Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Sohu.com Inc. (the “Company”) and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report on internal control over financial reporting appearing on Page F-2 of Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers Zhong Tian LLP

Beijing, the People’s Republic of China

March 2, 2015

SOHU.COM INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	As of December 31,
	2013	2014
ASSETS
Current assets:
Cash and cash equivalents	$1,287,288	$876,340
Restricted time deposits	393,087	282,186
Short-term investments	2,827	191,577
Investments in debt securities	82,009	0
Accounts receivable, net	154,342	230,401
Prepaid and other current assets	132,002	116,704

Total current assets	2,051,555	1,697,208

Fixed assets, net	564,442	540,778
Goodwill	208,795	303,426
Long-term investments, net	0	24,067
Intangible assets, net	107,108	110,691
Restricted time deposits	40,961	144,562
Prepaid non-current assets	9,527	8,933
Other assets	16,327	37,344

Total assets	$2,998,715	$2,867,009

LIABILITIES
Current liabilities:
Accounts payable (including accounts payable of consolidated variable interest entities (“VIEs”) without recourse to the Company of $16,167 and $3,495, respectively, as of December 31, 2013 and 2014)	$125,896	$127,758
Accrued liabilities (including accrued liabilities of consolidated VIEs without recourse to the Company of $79,041 and $78,051, respectively, as of December 31, 2013 and 2014)	227,018	239,231
Receipts in advance and deferred revenue (including receipts in advance and deferred revenue of consolidated VIEs without recourse to the Company of $60,140 and $53,641, respectively, as of December 31, 2013 and 2014)	113,328	127,740
Accrued salary and benefits (including accrued salary and benefits of consolidated VIEs without recourse to the Company of $3,241 and $6,300, respectively, as of December 31, 2013 and 2014)	90,901	108,741
Taxes payable (including taxes payable of consolidated VIEs without recourse to the Company of $7,616 and $10,767, respectively, as of December 31, 2013 and 2014)	48,324	33,380
Deferred tax liabilities (including deferred tax liabilities of consolidated VIEs without recourse to the Company of $3 and $1,669, respectively, as of December 31, 2013 and 2014)	18,813	22,356
Short-term bank loans (including short-term bank loans of consolidated VIEs without recourse to the Company of nil as of both December 31, 2013 and 2014)	410,331	25,500
Other short-term liabilities (including other short-term liabilities of consolidated VIEs without recourse to the Company of $253,933 and $30,893, respectively, as of December 31, 2013 and 2014)	79,798	105,644
Contingent consideration (including contingent consideration of consolidated VIEs without recourse to the Company of nil and $3,935, respectively, as of December 31, 2013 and 2014)	0	3,935

Total current liabilities	1,114,409	794,285

Long-term accounts payable (including long-term accounts payable of consolidated VIEs without recourse to the Company of $1,621 and 21,534, respectively, as of December 31, 2013 and 2014)	6,252	5,143
Long-term bank loans (including long-term bank loans of consolidated VIEs without recourse to the Company of nil as of both December 31, 2013 and 2014)	0	344,500
Long-term taxes payable (including long-term taxes payable of consolidated VIEs without recourse to the Company of nil as of both December 31, 2013 and 2014)	24,835	24,829
Deferred tax liabilities (including deferred tax liabilities of consolidated VIEs without recourse to the Company of $3,777 and $1,799, respectively, as of December 31, 2013 and 2014)	12,337	7,417
Contingent consideration (including contingent consideration of consolidated VIEs without recourse to the Company of $4,162 and 1,929, respectively, as of December 31, 2013 and 2014)	4,162	1,929

Total long-term liabilities	47,586	383,818

Total liabilities	$1,161,995	$1,178,103

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Sohu.com Inc. shareholders’ equity:
Common stock: $0.001 par value per share (75,400 shares authorized; 38,326 shares and 38,507shares, respectively, issued and outstanding as of December 31, 2013 and 2014)	$44	$44
Additional paid-in capital	601,633	650,148
Treasury stock (5,889 shares as of both December 31, 2013 and 2014)	(143,858)	(143,858)
Accumulated other comprehensive income	116,304	109,402
Retained earnings	752,582	585,925

Total Sohu.com Inc. shareholders’ equity	1,326,705	1,201,661
Noncontrolling interest	510,015	487,245

Total shareholders’ equity	1,836,720	1,688,906

Total liabilities and shareholders’ equity	$2,998,715	$2,867,009

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2012	2013	2014
Revenues:
Online advertising:
Brand advertising	$290,205	$428,526	$541,158
Search and Web directory	124,389	198,915	357,839

Subtotal of online advertising revenues	414,594	627,441	898,997

Online games	570,346	669,168	652,008
Others	82,261	103,665	122,072

Total revenues	1,067,201	1,400,274	1,673,077

Cost of revenues:
Online advertising:
Brand advertising	161,195	221,659	307,708
Search and Web directory	70,628	109,139	163,918

Subtotal of cost of online advertising revenues	231,823	330,798	471,626

Online games	76,350	93,307	142,549
Others	61,485	55,945	71,459

Total cost of revenues	369,658	480,050	685,634

Gross profit	697,543	920,224	987,443

Operating expenses:
Product development	181,359	276,120	409,285
Sales and marketing	214,736	351,653	526,514
General and administrative	75,243	108,970	204,325
Goodwill impairment and impairment of intangible assets acquired as part of business acquisitions	2,906	0	52,282

Total operating expenses	474,244	736,743	1,192,406

Operating profit /(loss)	223,299	183,481	(204,963)

Other income	5,422	12,721	9,959
Net interest income	25,277	27,829	30,977
Exchange difference	(635)	(6,660)	(1,142)

Income /(loss) before income tax expense	253,363	217,371	(165,169)
Income tax expense	76,171	50,422	6,050

Net income /(loss)	177,192	166,949	(171,219)
Less: Net income attributable to the mezzanine-classified noncontrolling interest shareholders	11,196	17,780	0
Net income /(loss) attributable to the noncontrolling interest shareholders	78,837	82,044	(32,309)
Dividend or deemed dividend to a noncontrolling Sogou Series A Preferred shareholder	14,219	82,423	27,747

Net income /(loss) attributable to Sohu.com Inc.	$72,940	$(15,298)	$(166,657)

Net income /(loss)	$177,192	$166,949	$(171,219)
Other comprehensive income /(loss)	4,413	47,125	(8,390)

Comprehensive income /(loss)	181,605	214,074	(179,609)

Less: Comprehensive income attributable to the mezzanine-classified noncontrolling interest shareholders	11,196	17,780	0
Comprehensive income /(loss) attributable to noncontrolling interest shareholders	79,927	92,407	(33,797)
Dividend or deemed dividend to a noncontrolling Sogou Series A Preferred shareholder	14,219	82,423	27,747

Comprehensive income /(loss) attributable to Sohu.com Inc.	76,263	21,464	(173,559)

Basic net income /(loss) per share attributable to Sohu.com Inc.	$1.92	$(0.40)	$(4.33)

Shares used in computing basic net income /(loss) per share attributable to Sohu.com Inc.	38,038	38,255	38,468

Diluted net income /(loss) per share attributable to Sohu.com Inc.	$1.66	$(0.47)	$(4.43)

Shares used in computing diluted net income /(loss) per share attributable to Sohu.com Inc.	38,392	38,502	38,468

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2013	2014
Cash flows from operating activities:
Net income /(loss)	$177,192	$166,949	$(171,219)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets and purchased video content in prepaid expense	63,014	75,741	130,044
Depreciation	38,748	54,948	78,417
Share-based compensation expense	13,966	10,429	57,264
Goodwill impairment and impairment of intangible assets acquired as part of business acquisitions	2,906	0	52,282
Impairment of purchased video content	15,083	0	0
Impairment of other intangible assets	5,741	3,624	1,687
Provision /(Reversal) for allowance for doubtful accounts	3,613	(120)	(4)
Excess tax benefits from share-based payment arrangements	(5,591)	0	0
Investment income from investments in debt securities	(5,479)	(5,564)	(1,370)
Contribution from noncontrolling shareholders	0	4,218	0
Change in fair value of put option	0	(2,160)	(2,304)
Change in fair value of short-term investments	(1,546)	(2,452)	(1,611)
Others	363	1,164	(38)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(14,761)	(49,432)	(74,428)
Prepaid and other assets	2,807	(51,172)	30,577
Accounts payable	24,445	38,333	(11,144)
Receipts in advance and deferred revenue	14,051	12,562	14,353
Taxes payable	(3,946)	17,171	(16,256)
Deferred tax	9,750	3,796	(20,629)
Accrued liabilities and other short-term liabilities	62,231	125,898	86,662

Net cash provided by operating activities	402,587	403,933	152,283

Cash flows from investing activities:
Acquisitions, net of cash acquired	(683)	(33,685)	(106,369)
Purchase of noncontrolling interest in 7Road	0	(76,010)	0
Purchase of fixed assets	(89,417)	(113,842)	(90,896)
Purchase of intangible and other assets	(65,130)	(98,006)	(119,290)
Purchase of long-term investments	0	0	(26,135)
Cash paid related to restricted time deposits, net	(244,849)	(177,701)	5,763
Proceeds from /(purchase of) short-term investments, net	(35,785)	54,398	(186,508)
Proceeds received from debt securities at maturity	0	0	82,009
Loans granted to third parties	(4,170)	0	0
Loan repayments received from third parties	4,170	0	0
Other cash proceeds related to investing activities	3,269	3,217	2,952

Net cash used in investing activities	(432,595)	(441,629)	(438,474)

Cash flows from financing activities:
Issuance of common stock	790	1,915	611
Issuance of Sogou Series B Preferred Shares and Class B Ordinary Shares	0	476,948	0
Sohu’s purchase of Sogou Series A Preferred Shares from Alibaba	(25,800)	0	0
Repurchase of common stock	(12,566)	0	0
Repurchase of Changyou American depositary shares (“ADSs”)	0	(17,240)	(3,577)
Repurchase of Sogou Series A Preferred Shares from noncontrolling shareholders	0	0	(47,285)
Repurchase of Sogou Class A Ordinary Shares from noncontrolling shareholders	0	0	(24,679)
Portion of Changyou dividend distribute to noncontrolling interest shareholders	(64,551)	0	0
Portion of Sogou special dividend distributed to holders of Series A Preferred Shares other than Sohu	0	(139,700)	0
Proceeds of loans from offshore banks	239,353	167,000	370,000
Repayments of loans to offshore banks	0	0	(410,194)
Payment of contingent consideration	(13,806)	(19,736)	(2,813)
Excess tax benefits from share-based payment arrangements	5,591	0	0
Exercise of share-based awards in subsidiary	1,353	1,794	425
Proceeds received from early exercise of share-based awards in subsidiary	0	5,278	0
Payment of transaction expenses for issuance of Sogou Series B Preferred Shares and Class B Ordinary Shares	0	(5,918)	0
Other cash payments related to financing activities	(1,647)	0	(5,298)

Net cash provided by /(used in) financing activities	128,717	470,341	(122,810)
Effect of exchange rate changes on cash and cash equivalents	2,219	21,108	(1,947)

Net increase /(decrease) in cash and cash equivalents	100,928	453,753	(410,948)
Cash and cash equivalents at beginning of year	732,607	833,535	1,287,288

Cash and cash equivalents at end of year	$833,535	$1,287,288	$876,340

Supplemental cash flow disclosures:
Cash paid for income taxes	(67,444)	(50,188)	(5,262)
Cash paid for interest expense	(1,992)	(8,812)	(6,283)
Barter transactions	846	380	1,651
Supplemental schedule of non-cash investing activity:
Consideration payable for acquisitions	0	29,555	5,000

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Revised)

Year Ended December 31, 2012

(In thousands)

		Sohu.com Inc. Shareholders’ Equity
	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$1,219,071	$44	$366,210	$(131,292)	$76,219	$697,244	$210,646
Issuance of common stock	790	0	790	0	0	0	0
Repurchase of common stock	(12,566)	0	0	(12,566)	0	0	0
Share-based compensation expense	13,966	0	6,029	0	0	0	7,937
Settlement of share-based awards in subsidiary	1,353	0	(7,434)	0	0	0	8,787
Portion of Changyou dividend attributable to noncontrolling interest shareholders	(64,551)	0	0	0	0	0	(64,551)
Sohu’s purchase of Sogou Series A Preferred Shares from Alibaba	(25,800)	0	0	0	0	(14,219)	(11,581)
Changes in mezzanine equity of Changyou	6,836	0	6,836	0	0	0	0
Transaction cost for Sohu’s sale to Changyou of assets associated with 17173.com Website	118	0	118	0	0	0	0
Contribution from noncontrolling shareholders	0	0	171	0	0	0	(171)
Excess tax benefits from share-based awards	5,591	0	5,591	0	0	0	0
Net income attributable to Sohu.com Inc. and noncontrolling interest shareholders	165,996	0	0	0	0	87,159	78,837
Accumulated other comprehensive income /(loss)	4,413	0	0	0	3,323	0	1,090

Ending balance	$1,315,217	$44	$378,311	$(143,858)	$79,542	$770,184	$230,994

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

Year Ended December 31, 2013

(In thousands)

		Sohu.com Inc. Shareholders’ Equity
	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$1,315,217	$44	$378,311	$(143,858)	$79,542	$770,184	$230,994
Issuance of common stock	1,915	0	1,915	0	0	0	0
Repurchase of Changyou ADSs	(17,240)	0	(11,678)	0	0	0	(5,562)
Share-based compensation expense	10,350	0	1,056	0	0	0	9,294
Settlement of share-based awards in subsidiary	1,792	0	16,070	0	0	0	(14,278)
Acquisition of the RaidCall Business	17,178	0	0	0	0	0	17,178
Purchase of noncontrolling interest in 7Road	2,257	0	1,517	0	0	0	740
Consideration received for the issuance of Sogou shares to Tencent, net of transaction expenses	471,907	0	149,053	0	0	0	322,854
Contribution from noncontrolling shareholders	4,218	0	4,218	0	0	0	0
Direct tax impact of Sogou-Tencent Transactions	(21,420)	0	(21,420)	0	0	0	0
Special dividend paid to noncontrolling Sogou Series A Preferred shareholders	(139,700)	0	86,335	0	0	(82,423)	(143,612)
Repurchase /put options for Sogou Series A Preferred Shares	(6,048)	0	(3,744)	0	0	(2,304)	0
Net income attributable to Sohu.com Inc. and noncontrolling interest shareholders	149,169	0	0	0	0	67,125	82,044
Accumulated other comprehensive income /(loss)	47,125	0	0	0	36,762	0	10,363

Ending balance	$1,836,720	$44	$601,633	$(143,858)	$116,304	$752,582	$510,015

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

Year Ended December 31, 2014

(In thousands)

		Sohu.com Inc. Shareholders’ Equity
	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$1,836,720	$44	$601,633	$(143,858)	$116,304	$752,582	$510,015
Issuance of common stock	611	0	611	0	0	0	0
Repurchase of Changyou ADSs	(3,577)	0	(2,432)	0	0	0	(1,145)
Repurchase of Sogou Series A Preferred Shares from noncontrolling shareholders	(47,285)	0	26,276	0	0	(27,747)	(45,814)
Repurchase of Sogou Class A Ordinary Shares from noncontrolling shareholders	(24,679)	0	0	0	0	0	(24,679)
Exercise of right to repurchase from China Web	1,584	0	1,584	0	0	0	0
Purchase of equity interests of a VIE from a third party shareholder	(809)	0	11	0	0	0	(820)
Disposal of a subsidiary	(652)	0	0	0	0	0	(652)
Share-based compensation expense	57,226	0	11,545	0	0	0	45,681
Settlement of share-based awards in subsidiary	809	0	12,828	0	0	0	(12,019)
Acquisition of MoboTap	53,424	0	0	0	0	0	53,424
Acquisition of noncontrolling interest in a subsidiary	(4,857)	0	(1,908)	0	0	0	(2,949)
Net loss attributable to Sohu.com Inc. and noncontrolling interest shareholders	(171,219)	0	0	0	0	(138,910)	(32,309)
Accumulated other comprehensive loss	(8,390)	0	0	0	(6,902)	0	(1,488)

Ending balance	$1,688,906	$44	$650,148	$(143,858)	$109,402	$585,925	$487,245

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

Sohu.com Inc. (NASDAQ: SOHU), a Delaware corporation organized in 1996, is a leading Chinese online media, search and game service group providing comprehensive online products and services on PCs and mobile devices in the People’s Republic of China (the “PRC” or “China”). Sohu.com Inc.’s businesses are conducted by Sohu.com Inc. and its subsidiaries and VIEs (collectively referred to as the “Sohu Group”). The Sohu Group consists of Sohu, which when referred to in this report, unless the context requires otherwise, excludes the businesses and the corresponding subsidiaries and VIEs of Sogou Inc. (“Sogou”) and Changyou.com Limited (“Changyou”), Sogou and Changyou. Sogou and Changyou are indirect controlled subsidiaries of Sohu.com Inc. Sohu is a leading Chinese language online media content and services provider. Sogou is a leading online search, client software and mobile Internet product provider in China. Changyou is a leading online game developer and operator in China as measured by the popularity of its MMOG TLBB and its mobile game TLBB 3D, and engages primarily in the development, operation and licensing of online games for PCs and mobile devices. Most of operations are conducted through the Group’s indirect wholly-owned and majority-owned china-based subsidiaries and variable interest entities (“VIEs”).

Through the operation of Sohu, Sogou and Changyou, the Sohu Group generates online advertising revenues (including brand advertising revenues and search and Web directory revenues (formerly referred to as “search and others” revenues)), online games revenues and others revenues. Online advertising and online games are the Group’s core businesses. In the year ended December 31, 2014, total revenues generated by Sohu, Sogou and Changyou were approximately $1.67 billion.

Sohu’s Business

Brand Advertising Business

Sohu’s main business is the brand advertising business, which offers to users, over the Group’s matrices of Chinese language online media, various content, products and services across multiple Internet-enabled devices, such as PCs, mobile phones and tablets. The majority of Sohu’s products and services are provided through Sohu Media Portal, Sohu Video and Focus.

•	Sohu Media Portal. Sohu Media Portal provides users comprehensive online content, including news, entertainment, sports, automobile, business and finance, through www.sohu.com for PCs, the mobile portal m.sohu.com and the mobile phone application Sohu News APP.

•	Sohu Video. Sohu Video is a leading online video service provider in China through tv.sohu.com for PCs and the mobile phone application Sohu Video APP; and

•	Focus. Focus (www.focus.cn) is a leading online real estate information provider in China.

Revenues generated by the brand advertising business are classified as brand advertising revenues in the Sohu Group’s consolidated statements of comprehensive income.

Others Business

Sohu also engages in the others business, which includes mobile-related services and mobile products offered in cooperation with China mobile network operators to mobile phone users and to China mobile network operators. Revenues generated by Sohu from the others business are classified as others revenues in the Sohu Group’s consolidated statements of comprehensive income.

Sogou’s Business

Search and Web Directory Business

The search and Web directory business primarily offers advertisers pay-for-click services, as well as online marketing services on Web directories operated by Sogou. Pay-for-click services enable advertisers’ promotional links to be displayed on the Sogou search result pages and Sogou Website Alliance members’ Websites where the links are relevant to the subject and content of such Web pages. Both pay-for-click services and online marketing services on Web directories operated by Sogou expand distribution of our advertisers’ Website links and advertisements by leveraging traffic on Sogou Website Alliance members’ Websites. The search and Web directory business benefits significantly from the collaboration with Tencent, which provides sogou access to traffic generated from users of products and services provided by Tencent.

Revenues generated by the search and Web directory business are classified as search and Web directory revenues in the Sohu Group’s consolidated statements of comprehensive income.

Others Business

Sogou also engages in the others business by offering IVAS with respect to the operation of Web games developed by third parties and other services. Revenues generated by Sogou from the others business are classified as others revenues in the Sohu Group’s consolidated statements of comprehensive income.

Changyou’s Business

Changyou has three businesses, consisting of the online game business, the platform channel business and the others business.

Online Game Business

Changyou’s online game business offers to game players MMOGs, which are interactive online games that may be played simultaneously by hundreds of thousands of game players; mobile games, which are played on mobile devices with an Internet connection; and Web games, which are online games played over the Internet using a Web browser. All of Changyou’s games are operated under the item-based revenue model, where game players play the games for free but can purchase virtual items to enhance the game-playing experience. Revenues derived from the operation of online games are classified as online game revenues in the Sohu Group’s consolidated statements of comprehensive income.

Changyou’s flagship MMOG is Tian Long Ba Bu (“TLBB”). For the year ended December 31, 2014, revenues from TLBB were $411.9 million, accounting for approximately 63% of Changyou’s online game revenues, approximately 55% of Changyou’s total revenues and 25% of the Sohu Group’s total revenues.

Platform Channel Business

Changyou also owns and operates a number of Web properties and software applications for PCs and mobile devices (collectively referred to as “platform channels”), including the 17173.com Website, one of the leading information portals for game players in China; the wan.com Website, a games portal that provides to game players a collection of Web games of third-party developers; RaidCall, which provides online music and entertainment services, primarily in Taiwan; and the Dolphin Browser, a gateway to a host of user activities on mobile devices, with the majority of its users based in Europe, Russia and Japan. Changyou’s platform channels serve various needs of its users and help Changyou reach more user communities and conduct cross-promotions of its games and services. Revenues generated by 17173.com are classified as brand advertising revenues, and revenues generated by the wan.com Website, RaidCall and the Dolphin Browser are classified as others revenues, in the Group’s consolidated statements of comprehensive income.

Others Business

Changyou also operates a cinema advertising business, which consists of Changyou offering slots for advertisements to be shown in cinemas before the screening of movies. Revenues generated by Changyou’s cinema advertising business are classified as others revenues in the Sohu Group’s consolidated statements of comprehensive income.

2. Summary of Significant Accounting Policies

Accounting Standards

The consolidated financial statements have been prepared on a historical cost basis to reflect the financial position and results of operations of the Sohu Group in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimation

The preparation of the consolidated financial statements requires the Sohu Group to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The preparation of these financial statements requires the Group to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an on-going basis, the Group evaluates the estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Identified below are the accounting policies that reflect the Group’s more significant estimates and judgments, and those that the Group believes are the most critical to fully understanding and evaluating the consolidated financial statements.

Basis of Consolidation and Recognition of Noncontrolling Interest

The consolidated financial statements include the accounts of Sohu and its wholly-owned and majority-owned subsidiaries and consolidated VIEs. All intercompany transactions are eliminated.

VIE Consolidation

The Sohu Group’s VIEs are wholly or partially owned by certain employees of the Group as nominee shareholders. For consolidated VIEs, management made evaluations of the relationships between the Sohu Group and the VIEs and the economic benefit flow of contractual arrangements with the VIEs. In connection with such evaluation, management also took into account the fact that, as a result of such contractual arrangements, the Group controls the shareholders’ voting interests in these VIEs. As a result of such evaluation, management concluded that the Sohu Group is the primary beneficiary of its consolidated VIEs. The Sohu Group has three VIEs that are not consolidated, since the Group is not the primary beneficiary.

Noncontrolling Interest Recognition

Noncontrolling interests are recognized to reflect the portion of the equity of majority-owned subsidiaries and VIEs which is not attributable, directly or indirectly, to the controlling shareholders. The primary majority-owned subsidiaries and VIEs of the Sohu Group which are consolidated in its consolidated financial statements but with noncontrolling interest recognized are Sogou and Changyou.

Noncontrolling Interest for Sogou

As Sohu controls the election of the Board of Directors of Sogou, Sohu is Sogou’s controlling shareholder. Accordingly, Sogou’s financial results have been consolidated with those of Sohu for all periods presented. To reflect the economic interest in Sogou held by shareholders other than Sohu (the “Sogou noncontrolling shareholders”), Sogou’s net income /(loss) attributable to the Sogou noncontrolling shareholders is recorded as noncontrolling interest in the Sohu Group’s consolidated statements of comprehensive income. Sogou’s cumulative results of operations attributable to the Sogou noncontrolling shareholders, along with changes in shareholders’ equity /(deficit) and adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled and the Sogou noncontrolling shareholders’ investments in Sogou Preferred Shares and Ordinary Shares are accounted for as a noncontrolling interest classified as permanent equity in the Sohu Group’s consolidated balance sheets, as Sohu has the right to reject a redemption requested by the noncontrolling interest. These treatments are based on the terms governing the investment in Sogou, and on the terms of the classes of Sogou shares held, by the noncontrolling shareholders in Sogou.

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

Basis of Presentation

Reclassification of the Mobile Business to the Others Business

Commencing in the first quarter of 2014, the Group reclassified the mobile business and the mobile segment to the others business and the others segment, respectively, because the Group did not consider the mobile business to be significant enough to constitute a separate business and the CODM no longer reviewed the mobile business as a separate segment. The mobile business offers mobile-related services and mobile products, in cooperation with China mobile network operators, to mobile phone users and to China mobile network operators. Most of the mobile revenues are derived from services provided to mobile phone users through products such as short messaging services (“SMS”), ring-back tones (“RBT”), and interactive voice response (“IVR”). To conform to current period presentations, the relevant amounts for prior periods have been reclassified accordingly. Such reclassifications amounted to $53.5 million and $55.9 million, respectively, for revenues, and $32.7 million and $36.9 million, respectively, for costs for the years ended December 31, 2013 and 2012.

Segment Reporting

The Sohu Group’s segments are business units that offer different services and are reviewed separately by the CODM, or the decision making group, in deciding how to allocate resources and in assessing performance. The CODM is Sohu.com Inc.’s Chief Executive Officer.

Revenue Recognition

The Sohu Group recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. The recognition of revenues involves certain management judgments. The amount and timing of the revenues could be materially different for any period if management made different judgments or utilized different estimates.

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

Online Advertising Revenues

Online advertising revenues include revenues from brand advertising services as well as search and Web directory services. The Group recognizes revenue for the amount of fees it receives from its advertisers, after deducting agent rebates and net of value-added tax (“VAT”) and related surcharges.

Brand Advertising Revenues

Business Model

Through PCs and mobile devices, the Group provides advertisement placements to its advertisers on different Website channels and in different formats, which include banners, links, logos, buttons, full screen, pre-roll, mid-roll, post-roll video screens, and pause video screens, as well as loading page ads and news feed ads.

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

E-commerce model

Under the e-commerce model, Focus sells membership cards which allow potential home buyers to purchase specified properties from real estate developers at a discount greater than the price that Focus charges for the card. Membership fees are refundable until the potential home buyer uses the discounts to purchase properties. Focus recognizes such revenues upon obtaining confirmation that the membership card has been redeemed to purchase a property.

Revenue Recognition

For brand advertising revenue recognition, prior to entering into contracts, the Sohu Group makes a credit assessment of the advertisers. For contracts for which collectability is determined to be reasonably assured, the Sohu Group recognizes revenue when all revenue recognition criteria are met. In other cases, the Sohu Group only recognizes revenue when the cash is received and all other revenue recognition criteria are met.

In accordance with ASU No. 2009-13, the Sohu Group treats advertising contracts with multiple deliverable elements as separate units of accounting for revenue recognition purposes and to recognize revenue on a periodic basis during the contract when each deliverable service is provided. Since the contract price is for all deliverables, the Sohu Group allocates the arrangement consideration to all deliverables at the inception of the arrangement on the basis of their relative selling prices.

Search and Web Directory Revenues

Search and Web directory services mainly include pay-for-click services, as well as online marketing services on Web directories operated by Sogou.

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

Online Marketing Services on Web Directories Operated by Sogou

Online marketing services on Web directories operated by Sogou mainly consist of displaying advertiser Website links on the Web pages of Web directories. Revenue for online marketing services on Web directories operated by Sogou is normally recognized on a straight-line basis over the contract period, provided the Group’s obligations under the contract have been met and all revenue recognition criteria have been met.

Sogou Website Alliance

Both pay-for-click services and online marketing services on Web directories operated by Sogou expand distribution of advertisers’ Website links or advertisements by leveraging traffic on Sogou Website Alliance members’ Websites. The Group recognizes gross revenue for the amount of fees the Group receives from advertisers, as the Group has the primary responsibility for fulfillment and acceptability. Payments made to Sogou Website Alliance members are included in cost of search and Web directory revenues as traffic acquisition costs. The Group pays Sogou Website Alliance members based on either revenue-sharing arrangements, under which it pays a percentage of pay-for-click revenues generated from clicks by users of their properties, or on a pre-agreed unit price.

Online Game Revenues

Changyou’s online game business offers to game players MMOGs, mobile games and Web games. All of Changyou’s games are operated under the item-based revenue model, where the basic game play functions are free of charge and players are charged for purchases of in-game virtual items, including those with a predetermined expiration time and perpetual virtual items. Revenues that Changyou generates from self-operated and licensed out online games are included in online game revenues.

Self-Operated Games

Changyou is the primary obligor of the self-operated games. Changyou hosts the games on its own servers and is responsible for the sale and marketing of the games as well as customer service. Accordingly, revenues are recorded gross of revenue-sharing payments to third-party developers and/or mobile app stores, but are net of business tax and discounts to game card distributors where applicable. Revenues obtained by Changyou from the sale of in-game virtual items are recognized over the estimated lives of the virtual items purchased by game players or as the virtual items are consumed. If different assumptions were used in deriving the estimated lives of the virtual items, the timing of the recording of the revenues would be impacted.

MMOGs

Proceeds from the self-operation of MMOGs are collected from players and third-party game card distributors through the sale of game points on Changyou’s online payment platform and prepaid game cards. Self-operated MMOGs are either developed in house or licensed from third-party developers. For licensed MMOGs, Changyou remits a pre-agreed percentage of the proceeds to the third-party developers, and keeps the balance pursuant to revenue-sharing agreements. Such revenue-sharing amounts paid to third-party developers are included in Changyou’s cost of revenues.

Mobile Games

For self-operated mobile games, Changyou sells game points to our game players via third-party mobile app stores. The mobile app stores in turn pay Changyou proceeds after deducting their share of pre-agreed revenue-sharing amounts.

Self-operated mobile games are either developed in house or licensed from or jointly developed with third-party developers. For licensed and jointly developed mobile games, Changyou remits a pre-agreed percentage of the proceeds to the third-party developers, and keeps the balance pursuant to revenue-sharing agreements. Such revenue-sharing amounts paid to mobile app stores and third-party developers are included in Changyou’s cost of revenues.

Web Games

Proceeds from self-operated Web games are collected from game players through the sale of game points. All of Changyou’s self-operated Web games were developed in house.

Licensed Out Games

Changyou also authorizes third-parties to operate its online games. Licensed out games include MMOGs, mobile games and web games developed in house and mobile games jointly developed with third-party developers. Changyou receives monthly revenue-based royalty payments from all the third-party licensee operators. Changyou receives additional up-front license fees from certain third-party licensee operators who are entitled to an exclusive right to operate Changyou’s games in specified geographic areas. Since Changyou is obligated to provide post-sale services, the initial license fees are recognized as revenue ratably over the license period, and the monthly revenue-based royalty payments are recognized when relevant services are delivered, provided that collectability is reasonably assured. Changyou views the third-party licensee operators as its customers and recognizes revenues on a net basis, as Changyou does not have the primary responsibility for fulfillment and acceptability of the game services. Changyou remits to the third-party developers a pre-agreed percentage of revenues from jointly developed and licensed out mobile games, and recognizes revenues on a net basis.

Others Revenues

Sohu

Others revenues attributable to Sohu are primarily generated from offering mobile-related services and mobile products. Most of Sohu’s mobile revenues are derived from services provided to mobile phone users through products such as SMS, RBT and IVR. The Group obtains fees for these services from China mobile network operators, which charge users on a monthly or per message /download basis for mobile services the Group provides, and the Group makes payments to third-party mobile service alliance members and content providers based on revenue-sharing arrangements. Such revenues are recognized on either a gross or a net basis, which is determined by evaluating the terms of the arrangement to determine whether the Group is serving as principal or agent in a transaction.

Sogou

Others revenues attributable to Sogou are IVAS revenues derived from the operation of Web games of third-party developers and services that Sogou provides to users. Revenues from IVAS are recognized when Sogou’s obligations under the agreements with the third-party developers and all other revenue recognition criteria have been met.

Changyou

Others revenues attributable to Changyou are primarily generated from its platform channel business and others business.

In its platform channel business, Changyou offers IVAS with respect to the operation of Web games of third-party developers and services provided to software application users. Revenues from IVAS are recognized when Changyou’s obligations under the agreements with the third-party developers and all other revenue recognition criteria have been met.

In its others business, Changyou provides advertisement placements in advertising slots to be shown in cinemas before the screening of movies. When all the recognition criteria are met, revenues from cinema advertising are recognized based on a percentage of the advertising slots actually delivered or on a straight-line basis over the contract period.

Cost of Revenues

Cost of Online Advertising Revenues

Cost of online advertising revenues includes cost of revenues from brand advertising services as well as cost of search and Web directory services.

Cost of Brand Advertising Revenues

Cost of brand advertising revenues mainly consists of content and license costs, bandwidth leasing costs, salary and benefits expense, and depreciation expense.

Cost of Search and Web Directory Revenues

Cost of search and Web directory revenues mainly consists of traffic acquisition costs, bandwidth leasing costs, and depreciation expense, as well as salary and benefits expense. Traffic acquisition costs represent payments made to Sogou Website Alliance members. The Sohu Group pays Sogou Website Alliance members based either on revenue-sharing arrangements or on a pre-agreed unit price. Under the revenue-sharing arrangements, the Group pays a percentage of pay-for-click revenues generated from clicks by users of the Website Alliance members’ properties.

Cost of Online Game Revenues

Cost of online game revenues mainly consists of salary and benefits expense, revenue-sharing payments, bandwidth leasing costs, and depreciation and amortization expense.

Cost of Revenues for Other Services

Cost of revenues for other services mainly consists of revenue-sharing payments related to the IVAS business, revenue-sharing payments paid to China mobile network operators, and payments to theatres and film production companies for pre-film screening advertisement slots.

Product Development Expenses

Product development expenses mainly consist of personnel-related expenses incurred for enhancement and maintenance of the Group’s Websites, and costs associated with new product development and maintenance, as well as enhancement of existing products and services, which mainly include the development costs of online games prior to the establishment of technological feasibility and maintenance costs after the online games are available for marketing. During the years ended December 31, 2014, 2013 and 2012, no product development expenses were capitalized.

Sales and Marketing Expenses

Sales and marketing expenses mainly consist of advertising and promotional expenditures, salary and benefits expense, travel expenses, and facility expenses.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expense, professional service expenses, facility expenses and travel expenses.

Share-based Compensation Expense

Sohu (excluding Fox Video Limited), Sogou, Changyou, and Fox Video Limited (“Sohu Video”) have incentive plans, and prior to June 28, 2013 7Road had an incentive plan, for the granting of share-based awards, including common stock or ordinary shares, share options, restricted shares and restricted share units, to their executive officers, management and employees.

For share-based awards for which a grant date has occurred, share-based compensation expense is recognized as costs and expenses in the consolidated statements of comprehensive income based on the fair value of the related share-based awards on their grant dates. For share-based awards for which the service inception date precedes the grant date, share-based compensation expense is recognized as costs and expenses in the consolidated statements of comprehensive income beginning on the service inception date and is re-measured on each subsequent reporting date before the grant date, based on the estimated fair value of the related share-based awards. Share-based compensation expense is charged to the shareholders’ equity or noncontrolling interest section in the consolidated balance sheets. The assumptions used in share-based compensation expense recognition represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. If factors change or different assumptions are used, the Group’s share-based compensation expense could be materially different for any period. Moreover, the estimates of fair value are not intended to predict actual future events or the value that ultimately will be realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Group for accounting purposes.

Sohu (excluding Sohu Video), Sogou, and Changyou Share-based Awards

In determining the fair value of share options granted by Sohu (excluding Sohu Video) as share-based awards, the Black-Scholes valuation model is applied; in determining the fair value of restricted share units granted, the public market price of the underlying shares on the grant dates is applied.

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

For share options, restricted shares and restricted share units granted with respect to Sohu (excluding Sohu Video) shares and Changyou shares, compensation expense is recognized on an accelerated basis over the requisite service period. For share options granted with respect to Sogou shares, compensation expense is recognized on a straight-line basis over the estimated period during which the service period requirement and performance target will be met. For Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search-related businesses, compensation expense is recognized by Sogou on an accelerated basis over the requisite service period, and the fair value of the share-based compensation is re-measured at each reporting date until a measurement date occurs. For Sogou Class A Ordinary Shares repurchased from employees in the second quarter of 2014, share-based compensation expense is recognized by the Sohu Group in the consolidated statements of comprehensive income in an amount equal to the excess of the repurchase price over the fair value at the repurchase date of the Sogou Class A Ordinary Shares that the Group repurchased. The number of share-based awards for which the service is not expected to be rendered over the requisite period is estimated, and no compensation expense is recorded for the number of awards so estimated.

Sohu Video Share-based Awards

On January 4, 2012, Sohu Video, the holding entity of Sohu’s video division, adopted a 2011 Share Incentive Plan (the “Video 2011 Share Incentive Plan”) which provides for the issuance of up to 25,000,000 ordinary shares of Sohu Video (representing approximately 10% of the outstanding Sohu Video shares on a fully-diluted basis) to management and key employees of the video division and to Sohu management. As of December 31, 2014, grants of options for the purchase of 16,368,200 ordinary shares of Sohu Video had been made, of which options for the purchase of 4,972,800 ordinary shares were vested.

For purposes of ASC 718-10-25, no grant date may be established until a mutual understanding can be reached between Sohu Video and the recipients as to the option awards’ key terms and conditions, and such mutual understanding cannot be reached until the fair value of the awards is determinable and can be accounted for. No grant date could be determined as of December 31, 2014, because the broader terms and conditions of the option awards had neither been finalized nor mutually agreed upon with the recipients.

Under ASC 718-10-55, if the service inception date precedes the grant date for equity-classified awards, compensation expense should be accrued beginning on the service inception date and re-measured on each subsequent reporting date before the grant date, based on the then-current fair value of the awards. The estimate of the awards’ fair value is to be fixed in the period in which the grant date occurs, and cumulative compensation expense should be adjusted based on the fair value at the grant date. Management determined that the service inception date with respect to vested option awards for the purchase of 4,972,800 shares had preceded the grant date.

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

On May 1, 2013, Changyou entered into an agreement with the noncontrolling shareholders of 7Road to acquire all of the outstanding ordinary shares of 7Road held by them. The acquisition closed on June 5, 2013.

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

For Scheme I, compensation expense of $4.1 million was recognized as of December 31, 2014 with respect to the modification, and $0.4 million will be recognized in the consolidated statements of comprehensive income ratably over the remaining vesting period of the awards. For Scheme II, the incremental compensation expense varies depending on 7Road’s financial performance.

Changyou Employee Incentive Plans

On February 8, 2014, Changyou’s Board of Directors approved three new employee incentive plans with terms of 10 years, commencing January 1, 2014. Under two of these three plans, Changyou could have distributed cash compensation of up to 10% of Changyou’s annual net profits after certain adjustments. The third employee incentive plan was structured to allow eligible employees to receive up to 20% of the annual adjusted net profits of projects that they worked on. In December 2014, Changyou’s management reassessed the estimated compensation expense related to these three employee incentive plans and Changyou reversed accruals associated with the compensation expense previously recognized for these plans in a total amount of $32.2 million. Changyou’s management also recommended cancelling the three employee incentive plans, and replacing them with a new cash bonus plan commencing in 2015. Changyou’s Board of Directors approved the cancellation of the three incentive plans on February 7, 2015.

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

The Group’s deferred tax assets relate to net operating losses and temporary differences between accounting basis and tax basis for the Group’s China-based subsidiaries and VIEs, which are subject to corporate income tax in the PRC under the PRC Corporate Income Tax Law (the “CIT Law”).

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

PRC Value Added Tax and Business Tax

Effective September 1, 2012, a pilot program (the “Pilot Program”) for transition from the imposition of PRC Business Tax to the imposition of VAT for revenues from certain industries was expanded from Shanghai to eight other cities and provinces in China, including Beijing and Tianjin. Commencing August 1, 2013 the Pilot Program was expanded to all regions in the PRC. The Sohu Group’s brand advertising and search and Web directory revenues, as well as certain online game revenues, were subject to the Pilot Program.

Revenues from brand advertising and search and Web directory as well as revenues from Changyou’s Web games that were not developed in-house are subject to VAT. VAT payable is the difference between the output VAT (at a rate of 6%) and available input VAT amount (at the rate applicable to the supplier). Revenues from MMOG operations are subject to a 5% Business Tax. Revenues from 7Road that are deemed to be derived from the sale of software are subject to VAT, VAT is payable by 7Road at a rate of 17%, with a 14% immediate tax refund irrespective of the availability of any input VAT, resulting in a net rate of 3%.

The Group adopted the net presentation method for its brand advertising and search and Web directory businesses both before and after the implementation of the Pilot Program. The Group adopted the gross presentation method for revenues of in-house-developed Web games that are deemed to be derived from the sale of software both before and after the implementation of the Pilot Program.

U.S. Corporate Income Tax

Sohu.com Inc. is a Delaware corporation that is subject to U.S. corporate income tax on its taxable income at a rate of up to 35%. To the extent that Sohu.com Inc. has U.S. taxable income, the Group accrues U.S. corporate income tax in the Group’s consolidated statements of comprehensive income and makes estimated tax payments as and when required by U.S. law.

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

(1)	Sogou’s net income /(loss) attributable to the Sohu Group is determined using the percentage that the weighted average number of Sogou shares held by Sohu represents of the weighted average number of Sogou Preferred Shares and Ordinary Shares, shares issuable upon the conversion of convertible preferred shares under the if-converted method, and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, and is not determined by allocating Sogou’s net income /(loss) to the Sohu Group using the methodology for the calculation of net income /(loss) attributable to the Sogou noncontrolling shareholders.

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

(2)	Changyou’s net income /(loss) attributable to the Sohu Group is determined using the percentage that the weighted average number of Changyou shares held by Sohu represents of the weighted average number of Changyou ordinary shares and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, and not by using the percentage held by Sohu of the total economic interest in Changyou, which is used for the calculation of basic net income per share.

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

The Sohu Group’s financial instruments include cash equivalents, restricted time deposits, short-term investments, investments in debt securities, accounts receivable, prepaid and other current assets, prepaid non-current assets, available-for-sale equity securities under long-term investments, accounts payable, accrued liabilities, receipts in advance and deferred revenue, short-term bank loans, other short-term liabilities, long-term accounts payable and long-term bank loans, as well as repurchase options and a repurchase/put option with respect to Sogou Series A Preferred Shares.

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

Equity Investments

Investments in entities are recorded as equity investments. For entities over which the Group does not have significant influence, the cost method is applied; for entities over which the Group can exercise significant influence but does not own a majority equity interest or control, the equity method is applied. For cost method investments, the Group carries the investment at historical cost after the date of investment. For equity method investments, the Group adjusts the carrying amount of an investment and recognizes investment income or loss for the Group’s share of the earnings or loss of the investee after the date of investment.

Long-Lived Assets

Long-lived assets include fixed assets, intangible assets and prepaid non-current assets.

Fixed Assets

Fixed assets mainly comprise office buildings, leasehold improvements, vehicles, office furniture, and computer equipment and hardware. Fixed assets are recorded at cost less accumulated depreciation with no residual value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets listed below.

Fixed Assets	Estimated Useful Lives (years)
Office buildings	36-47
Leasehold improvements	Lesser of term of the lease or the estimated useful lives of the assets
Building improvements	10
Vehicles	4-10
Office furniture	5
Computer equipment and hardware	2-4

Expenditure for maintenance and repairs is expensed as incurred.

The gain or loss on the disposal of fixed assets is the difference between the net sales proceeds and the lower of the carrying value or fair value less cost to sell the relevant assets and is recognized in operating expenses in the consolidated statements of comprehensive income.

Intangible Assets

Intangible assets mainly comprise video content and license, cinema advertising slot rights, developed technologies, domain names and trademarks, operating rights for licensed games and computer software purchased from unrelated third parties or acquired in business combinations. Intangible assets are recorded at cost less accumulated amortization with no residual value. Amortization of intangible assets other than licensed video content is computed using the straight-line method over their estimated useful lives. Amortization of licensed video content is computed on an accelerated amortization pattern based on the trend in viewership accumulation. The estimated useful lives of the Group’s intangible assets are listed below.

Intangible Assets	Estimated Useful Lives (years)
Domain names and trademarks	4-30
Developed technologies	3-10
Computer software	1-5
Video content and license	4 months to 2 years, or over the applicable licensing period
Cinema advertising slot rights	over the contract terms
Operating rights for licensed games	over the contract terms

Prepaid non-current Assets

Prepaid non-current assets primarily include prepaid PRC income tax arising from the sale of certain assets associated with the assets associated with the 17173.com Website by Sohu to Changyou. The prepaid PRC income tax will be amortized over the period of the weighted average remaining life of the 17173.com-related assets sold to Changyou.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Sohu Group’s acquisitions of interests in its subsidiaries and consolidated VIEs. If the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, the Group reports in its financial statements provisional amounts for the items for which the accounting is incomplete. If a measurement period adjustment is identified, the Group recognizes the adjustment as part of the acquisition accounting. The Group increases or decreases the provisional amounts of identifiable assets or liabilities by means of increases or decreases in goodwill for measurement period adjustments.

In accordance with ASC 350, goodwill is not amortized but is tested for impairment and is not deductible for tax purposes. The Sohu Group tests goodwill for impairment at the reporting unit level on an annual basis as of October 1, and between annual tests when an event occurs or circumstances change that could indicate that the asset might be impaired. Commencing in September 2011, the Group adopted the Financial Accounting Standards Board (“FASB”) revised guidance on “Testing of Goodwill for Impairment.” Under this guidance, the Group has the option to choose whether it will apply the qualitative assessment first and then the quantitative assessment, if necessary, or to apply the quantitative assessment directly. For reporting units applying a qualitative assessment first, the Group starts the goodwill impairment test by assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Group determines that it is more-likely-than-not the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is mandatory. Otherwise, no further testing is required. The quantitative impairment test consists of a comparison of the fair value of goodwill with its carrying value. For reporting units directly applying the quantitative assessment, the Group performs the goodwill impairment test by quantitatively comparing the fair values of those reporting units to their carrying amounts.

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

Mezzanine Equity-Noncontrolling Interest

Mezzanine Equity consisted of the noncontrolling interest in 7Road and a put option pursuant to which the noncontrolling shareholders would have had the right to put their ordinary shares in 7Road to Changyou at a pre-determined price if 7Road achieved specified performance milestones before the expiration of the put option and 7Road did not complete an initial public offering (“IPO”). The put option was due to expire in 2014. Since the occurrence of the sale was not solely within the control of Changyou, the noncontrolling interest was classified as mezzanine equity instead of permanent equity in the Sohu Group’s and Changyou’s consolidated financial statements.

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

On May 1, 2013, Changyou entered into an agreement to acquire all of the ordinary shares of 7Road held by the noncontrolling shareholders. The acquisition closed on June 5, 2013, and 7Road has been a wholly-owned subsidiary of Changyou since then. As the put option held by the owners of the noncontrolling interest lapsed upon the closing of Changyou’s acquisition of their shares in 7Road, there was no associated accretion and no mezzanine equity after the second quarter of 2013.

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

Functional Currency and Foreign Currency Translation

Functional Currency

An entity’s functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. The functional currency of Sohu.com Inc. is the U.S. dollar. The functional currency of the Group’s subsidiaries in the U.S., the Cayman Islands, the British Virgin Islands and Hong Kong is the U.S. dollar. The functional currencies of the Group’s subsidiaries and VIEs in other countries are the national currencies of those counties, rather than the U.S. dollar.

Foreign Currency Translation

Assets and liabilities of the Sohu Group’s subsidiaries and VIEs whose functional currencies are not the U.S. dollar are translated into U.S. dollars, the Group’s reporting currency, at the exchange rate in effect at the balance sheet date, and revenues and expenses are translated at the average exchange rates in effect during the reporting period. Foreign currency translation adjustments are not included in determining net income for the period but are accumulated in a separate component of equity in the Group’s consolidated balance sheets.

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

On May 28, 2014, the FASB and IASB issued their long-awaited converged standard on the recognition of revenue from contracts with customers. The standard is intended to improve the financial reporting of revenue and improve comparability of the top line in financial statements globally. The FASB is amending the FASB Accounting Standards Codification and creating a new Topic 606, Revenue from Contracts with Customers, to supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the amendments supersede some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. For a public entity, the amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Group is currently evaluating the impact on its consolidated financial statements of adopting this guidance.

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

Commencing in the first quarter of 2014, the Group reclassified the mobile segment to the others segment, as the CODM no longer reviewed the mobile business as a separate segment. There are four segments in the Group, consisting of the brand advertising segment and the others segment (both operated by Sohu), the Sogou segment, and the Changyou segment. The Group has restated the presentation of its reportable segments for prior periods to conform to the current presentation.

The following tables present summary information by segment (in thousands):

	Year Ended December 31, 2012
	Sohu
	Brand Advertising	Others	Sohu Sub-total	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$261,338	$64,911	$326,249	$131,455	$623,429	$(13,932)	$1,067,201
Segment cost of revenues	(154,587)	(39,929)	(194,516)	(70,541)	(104,216)	263	(369,010)

Segment gross profit /(loss)	$106,751	$24,982	131,733	60,914	519,213	(13,669)	698,191

SBC (2) in cost of revenues			(255)	(87)	(306)	0	(648)

Gross profit			131,478	60,827	518,907	(13,669)	697,543

Operating expenses:
Product development			(63,885)	(40,363)	(71,901)	0	(176,149)
Sales and marketing			(137,975)	(27,968)	(60,313)	13,669	(212,587)
General and administrative			(31,404)	(5,549)	(32,331)	0	(69,284)
Goodwill impairment and impairment of intangible assets acquired as part of business acquisitions			0	0	(2,906)	0	(2,906)

SBC (2) in operating expenses			(4,554)	(5,423)	(3,363)	22	(13,318)

Total operating expenses			(237,818)	(79,303)	(170,814)	13,691	(474,244)

Operating profit /(loss)			(106,340)	(18,476)	348,093	22	223,299
Other income /(expense) (3)			141,842	78	(173)	(136,325)	5,422
Net interest income			11,290	348	13,639	0	25,277
Exchange difference			(64)	(13)	(558)	0	(635)

Income /(loss) before income tax benefit /(expense)			46,728	(18,063)	361,001	(136,303)	253,363

Income tax benefit /(expense)			(8,766)	0	(67,405)	0	(76,171)

Net income /(loss)			$37,962	$(18,063)	$293,596	$(136,303)	$177,192

Note	(1):	The elimination for segment revenues mainly consists of marketing services provided by the brand advertising segment (banner advertisements, etc.) to the Changyou segment.
Note	(2):	“SBC” stands for share-based compensation expense.
Note	(3):	The elimination for other income is primarily for the portion payable by Changyou to Sohu of a special one-time cash dividend paid by Changyou to its shareholders.

	Year Ended December 31, 2013
	Sohu
	Brand Advertising	Others	Sohu Sub-total	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$386,974	$73,470	$460,444	$216,515	$737,875	$(14,560)	$1,400,274
Segment cost of revenues	(207,411)	(37,285)	(244,696)	(109,024)	(126,336)	581	(479,475)

Segment gross profit /(loss)	$179,563	$36,185	215,748	107,491	611,539	(13,979)	920,799

SBC (2) in cost of revenues			(425)	(49)	(101)	0	(575)

Gross profit			215,323	107,442	611,438	(13,979)	920,224

Operating expenses:
Product development			(85,066)	(67,714)	(119,434)	729	(271,485)
Sales and marketing			(196,625)	(39,399)	(128,756)	14,199	(350,581)
General and administrative			(38,567)	(9,573)	(56,567)	(116)	(104,823)
SBC (2) in operating expenses			(2,831)	(10,261)	(1,173)	4,411	(9,854)

Total operating expenses			(323,089)	(126,947)	(305,930)	19,223	(736,743)

Operating profit /(loss)			(107,766)	(19,505)	305,508	5,244	183,481
Other income/(expense) (3)			168,420	2,713	3,613	(162,025)	12,721
Net interest income			6,979	1,230	19,620	0	27,829
Exchange difference			(1,001)	277	(5,936)	0	(6,660)

Income /(loss) before income tax benefit /(expense)			66,632	(15,285)	322,805	(156,781)	217,371

Income tax benefit /(expense)			(14,033)	(6)	(36,383)	0	(50,422)

Net income /(loss)			$52,599	$(15,291)	$286,422	$(156,781)	$166,949

Note	(1):	The elimination for segment revenues mainly consists of marketing services provided by the brand advertising segment (banner advertisements, etc.) to the Changyou segment.
Note	(2):	“SBC” stands for share-based compensation expense.
Note	(3):	The elimination for other income is primarily for the portion paid to Sohu of a special dividend paid by Sogou to holders of its Series A Preferred Shares.

	Year Ended December 31, 2014
	Sohu
	Brand Advertising	Others	Sohu Sub-total	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$493,794	$52,468	$546,262	$386,382	$755,266	$(14,833)	$1,673,077
Segment cost of revenues	(292,511)	(27,524)	(320,035)	(163,426)	(201,710)	1,509	(683,662)

Segment gross profit /(loss)	$201,283	$24,944	226,227	222,956	553,556	(13,324)	989,415

SBC (2) in cost of revenues			(728)	(1,092)	(152)	0	(1,972)

Gross profit			225,499	221,864	553,404	(13,324)	987,443

Operating expenses:
Product development			(93,227)	(102,329)	(193,044)	4,297	(384,303)
Sales and marketing			(220,479)	(73,932)	(241,202)	14,744	(520,869)
General and administrative			(43,640)	(13,446)	(104,663)	(733)	(162,482)
Goodwill impairment and impairment of intangible assets acquired as part of business acquisitions			0	0	(52,282)	0	(52,282)
SBC (2) in operating expenses			(7,378)	(62,950)	(3,962)	1,820	(72,470)

Total operating expenses			(364,724)	(252,657)	(595,153)	20,128	(1,192,406)

	Year Ended December 31, 2014
	Sohu
	Brand Advertising	Others	Sohu Sub-total	Sogou	Changyou	Eliminations	Consolidated
Operating profit /(loss)			$(139,225)	$(30,793)	$(41,749)	$6,804	$(204,963)
Other income /(expense)			8,369	2,462	4,112	(4,984)	9,959
Net interest income			8,565	2,773	19,639	0	30,977
Exchange difference			(325)	(149)	(668)	0	(1,142)

Income /(loss) before income tax benefit /(expense)			(122,616)	(25,707)	(18,666)	1,820	(165,169)

Income tax benefit /(expense)			(3,557)	0	(2,493)	0	(6,050)

Net income /(loss)			$(126,173)	$(25,707)	$(21,159)	$1,820	$(171,219)

Note	(1):	The elimination for segment revenues mainly consists of revenues from marketing services provided by the brand advertising segment (banner advertisements, etc.) to the Changyou segment.
Note	(2):	“SBC” stands for share-based compensation expense.

	As of December 31, 2013
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Cash and cash equivalents (1)	$498,058	$240,746	$548,484	$0	$1,287,288
Accounts receivable, net	102,823	15,705	35,996	(182)	154,342
Fixed assets, net	257,307	60,461	246,674	0	564,442
Total assets (2)	$1,221,003	$350,256	$1,585,212	$(157,756)	$2,998,715

Note	(1):	Cash and cash equivalents are mainly denominated in RMB and in U.S. dollars. For a discussion of concentration of risk which the Sohu Group is exposed to, see Note 25 - Concentration Risks - Operation Risk.
Note	(2):	The elimination for segment assets mainly consists of elimination of long-term investments in a subsidiary and consolidated VIEs.

	As of December 31, 2014
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Cash and cash equivalents(1)	$431,272	$224,273	$220,795	$0	$876,340
Accounts receivable, net	137,183	15,341	77,969	(92)	230,401
Fixed assets, net	252,255	44,686	243,837	0	540,778
Total assets (2)	$1,159,403	$305,975	$1,547,965	$(146,334)	$2,867,009

Note	(1):	Cash and cash equivalents are mainly denominated in RMB and in U.S. dollars. For a discussion of concentration of risk which the Sohu Group is exposed to, see Note 25 - Concentration Risks - Operation Risk.
Note	(2):	The elimination for segment assets mainly consists of elimination of long-term investments in subsidiary and consolidated VIEs.

4. Share-based Compensation Expense

Sohu (excluding Sohu Video), Sogou, Changyou, and Sohu Video have incentive plans, and prior to June 28, 2013, 7Road had an incentive plan, for the granting of share-based awards, including common stock or ordinary shares, share options, restricted shares and restricted share units, to their executive officers, management and employees.

For Sohu (excluding Sohu Video), Sogou, and Changyou share-based compensation expense is recognized as costs and expenses in the consolidated statements of comprehensive income based on the fair value of the related share-based awards on their grant dates. For Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search-related businesses, share-based compensation expense is recognized by the Sohu Group in the consolidated statements of comprehensive income based on the then-current fair value at each reporting date. For Sogou Class A Ordinary Shares repurchased from employees of the Group in the second quarter of 2014, share-based compensation expense is recognized by the Sohu Group in the consolidated statements of comprehensive income in an amount equal to the excess of the repurchase price over the fair value at the repurchase date of the Sogou Class A Ordinary Shares that the Group repurchased. For Sohu Video, the Sohu Group re-measures the vested awards based on the then-current fair value at each reporting date. See Note 16 - Sohu.com Inc. Shareholders’ Equity.

Share-based compensation expense is charged to the shareholders’ equity or noncontrolling interest section in the consolidated balance sheets.

For 7Road, there was no share-based compensation expense recognized. See Note 2 - Summary of Significant Accounting Policies - Share-based Compensation Expense.

Share-based compensation expense was recognized in costs and expenses for the years ended December 31, 2012, 2013 and 2014 as follows (in thousands):

	Year Ended December 31,
Share-based compensation expense	2012	2013	2014
Cost of revenues	$648	$575	$1,973
Product development expenses	5,210	4,638	24,982
Sales and marketing expenses	2,149	1,071	5,645
General and administrative expenses	5,959	4,145	41,843

	$13,966	$10,429	$74,443

Share-based compensation expense was recognized for share awards of Sohu (excluding Sohu Video), Sogou, Changyou and Sohu Video as follows (in thousands):

	Year Ended December 31,
Share-based compensation expense	2012	2013	2014
For Sohu (excluding Sohu Video) share-based awards	$6,052	$3,799	$4,410
For Sogou share-based awards (1)	4,548	5,435	61,918
For Changyou share-based awards	3,366	1,195	4,087
For Sohu Video share-based awards	0	0	4,028

	$13,966	$10,429	$74,443

Note (1): Includes compensation expense for Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search-related businesses, and compensation expense equal to the excess of the repurchase price paid to employees over the fair value at the repurchase date of Sogou Class A Ordinary Shares that the Group repurchased.

There was no capitalized share-based compensation expense for the years ended December 31, 2014, 2013 and 2012.

5. Advertising Expenses

Included in the sales and marketing expenses, advertising expenses generally represent the expenses of promotions to create or stimulate a positive image of the Sohu Group or a desire to subscribe for the Group’s products and services. Advertising expenses are expensed as incurred. For the years ended December 31, 2014, 2013 and 2012, advertising expenses recognized in the consolidated statements of comprehensive income was $310.7 million, $193.5 million and $104.9 million, respectively.

6. Other Income /(Expense)

The following table summarizes the Sohu Group’s other income /(expense) (in thousands):

	Year Ended December 31,
	2012	2013	2014
Government grant	$665	$4,959	$3,618
Change in fair value of short-term investments	1,546	2,451	3,137
Change in fair value of put option	0	2,160	2,304
Investment income	5,633	4,507	2,039
Charitable donations	(175)	(1,543)	(683)
Change in fair value of contingent consideration	(2,195)	0	0
Others	(52)	187	(456)

	$5,422	$12,721	$9,959

7. Balance Sheet Components (In thousands)

	As of December 31,
	2013	2014
Cash and cash equivalents
Cash	$927,999	$293,180
Cash equivalents	359,289	583,160

	$1,287,288	$876,340

Accounts receivable, net
Accounts receivable	$161,143	$234,469
Allowance for doubtful accounts:
Balance at the beginning of year	(7,590)	(6,801)
Additional provision for bad debt	(1,390)	(2,029)
Write-offs	643	3,137
Cash collection	1,536	1,625

Balance at the end of year	(6,801)	(4,068)

	$154,342	$230,401

Prepaid and other current assets
Prepaid content and license	$40,745	$58,331
Prepaid rental deposit	9,075	11,260
Prepaid cost of revenue	920	7,401
Interest receivable	11,079	6,689
Employee advances	5,566	5,619
Deferred tax assets	4,743	4,918
Film production fee invested into a third party	5,495	3,941
Advance to suppliers for Sogou’s others business	0	3,340
Prepaid office rental and facilities expenses	2,830	2,235
VAT refund receivable	2,118	1,416
Prepaid advertising and promotion fees	1,999	1,148
Prepaid professional fees	1,003	1,113
Prepaid fees for fixed assets	517	883
Refundable corporate income tax	20,835	0
Receivables related to the Sogou-Tencent Transactions	17,414	0
Short-term loan to a third party	2,460	0
Individual income tax receivable from employees for exercise or settlement of share-based awards	166	0
Others	5,037	8,410

	$132,002	$116,704

Prepaid non-current assets
Prepaid PRC income tax for the sale of assets associated with 17173.com by Sohu to Changyou	$8,516	$8,293
Others	1,011	640

	$9,527	$8,933

Other short-term liabilities
Deposit received from membership card buyers	$29,985	$59,623
Contract deposits from advertisers	12,052	14,889
Consideration payable for acquisitions	2,000	5,000
Early exercise of Sogou share options for trust arrangements	5,278	4,891
Government grant	3,732	4,864
Accrued liabilities to suppliers	2,542	2,470
Taxes payable for exercise or settlement of share-based awards	2,385	2,382
Accrued Business Tax arising from the sale of assets associated with 17173.com by Sohu to Changyou	1,670	1,669
Payables related to the Sogou-Tencent Transactions	7,785	0
Put option for Sogou Series A Preferred Shares	3,888	0
Bidding deposit for technological infrastructure and fitting-out of Changyou office building	1,560	0
Others	6,921	9,856

	$79,798	$105,644

	As of December 31,
	2013	2014
Receipts in advance and deferred revenue
Receipts in advance relating to:
- brand advertising business	$16,002	$23,328
- search and Web directory business	44,709	60,271
- online game business	13,142	18,198
- others business	86	449

Total receipts in advance	73,939	102,246
Deferred revenue	39,389	25,494

	$113,328	$127,740

8. Fair Value Measurements

Fair Value of Financial Instruments

The Sohu Group’s financial instruments include cash equivalents, restricted time deposits, short-term investments, investments in debt securities, accounts receivable, prepaid and other current assets, prepaid non-current assets, available-for-sale equity securities under long-term investments, accounts payable, accrued liabilities, receipts in advance and deferred revenue, short-term bank loans, other short-term liabilities, long-term accounts payable and long-term bank loans, as well as the repurchase options and put option for Sogou Series A Preferred Shares.

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

The following table sets forth the financial instruments, measured at fair value, by level within the fair value hierarchy as of December 31, 2014 (in thousands):

		Fair value measurements at reporting date using
Items	As of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$583,160	$0	$583,160	$0
Restricted time deposits	426,748	0	426,748	0
Short-term investments	191,577	0	191,577	0
Available-for-sale equity securities	11,273	11,273	0	0

Total	$1,212,758	$11,273	$1,201,485	$0

The following table sets forth the reconciliation of the fair value measurements using significant unobservable inputs (level 3) from December 31, 2013 to December 31, 2014 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Investments in Debt Securities	Put Option
Beginning balance at December 31, 2013	$82,009	$3,888

Transactions:
Initial recognition	0	0
Change in fair value	0	(2,304)
Currency translation adjustment	(736)	0
Financial instruments matured /exercised	(81,273)	(1,584)

Ending balance at December 31, 2014	$0	$0

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

Collateral related to Sogou Incentive Shares Trust Arrangements

In February 2013, Sohu deposited $9.3 million in cash into restricted time deposit accounts at a bank as collateral for credit facilities provided by the bank to certain Sogou employees. The facilities were intended to fund the employees’ early exercise of Sogou share options and related PRC individual income tax. Sohu is not subject to any additional potential payments other than the restricted time deposit amounts, and believes that the fair value of its guarantee liability is immaterial.

Changyou Loans from Offshore Banks, Secured by Time Deposits

Commencing in 2012, Changyou drew down loans from offshore branches of certain banks for the purposes of expediting the payment of a special one-time cash dividend to its shareholders, providing working capital to support its overseas operations, and funding its acquisitions and its share repurchase program. These bank loans are secured by an equivalent or greater amount of RMB deposits by Changyou in the onshore branches of such banks. The loans from the offshore branches of the lending banks are classified as long-term bank loans based on their payment terms.

As of December 31, 2014, the total amount of the bank loans was $370.0 million, all of which carried a floating rate of interest based on the London Inter-Bank Offered Rate (“LIBOR”). These loans were secured by RMB deposits in onshore branches of those banks in the total amount of $417.4 million. The deposited amounts are recognized as restricted time deposits. For the years ended December 31, 2014 and 2013, interest income from the restricted time deposits securing the loans was $16.3 million and $13.0 million, respectively, and interest expense on the bank loans was $6.4 million and $8.8 million, respectively.

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

As of December 31, 2014, the Sohu Group’s investments in financial instruments were $191.6 million. The investment instruments were issued by commercial banks in China, and have a variable interest rate indexed to performance of underlying assets. Since these investments’ maturity dates are within one year, they are classified as short-term investments. For the years ended December 31, 2014, 2013, and 2012, the Sohu Group recorded in the consolidated statements of comprehensive income change in the fair value of short-term investments in the amount of $3.1 million, $2.5 million and $1.5 million, respectively.

Available-for-Sale Equity Securities

Available-for-sale equity securities are valued using the market approach based on the quoted prices in active markets at the reporting date. The Group classifies the valuation techniques that use these inputs as Level 1 of fair value measurements. On August 12, 2014, the Sohu Group acquired approximately 6% of the total outstanding common shares of Keyeast Co., Ltd., a Korean-listed company, for a purchase price of $15.1 million. The Sohu Group classified this investment as available-for-sale equity securities under long-term investments, and reported it at fair value. As of December 31, 2014, the fair value of the available-for-sale equity securities was $11.3 million. The unrealized loss representing the change in fair value of $3.8 million was recorded as a deduction from accumulated other comprehensive income in the Sohu Group’s consolidated balance sheets.

Investments in Debt Securities

In September 2010, the Sohu Group purchased from a PRC-based company (the “Debtor”) a convertible debt security in the principal amount of $74.6 million (or RMB0.50 billion) with interest, payable quarterly in cash, of 3.8% per annum and an initial maturity of twelve months, subject to extension in the Sohu Group’s sole discretion for additional six-month periods. The Debtor’s obligations on the debt were secured by a pledge from the Debtor’s parent company of its entire equity interest in the Debtor. The Sohu Group extended the maturity of the security, at an interest rate of 6.8% per annum, for successive six-month periods through March 2014. Under the terms of the security, the Sohu Group had the option, exercisable on March 31, 2014, to convert the outstanding principal into fixed percentages of equity interests in two companies which are affiliates of the Debtor.

The Sohu Group elected the fair value option to account for its investments in debt securities at their initial recognition. Changes in fair value were recognized in other income /(expense). For the year ended December 31, 2013, there was no change in fair value. To estimate fair value, the Group used the income approach, which considers the estimated future return from the investment and the probabilities of getting these returns. The Group classifies the valuation techniques that use these inputs as Level 3 of fair value measurements.

On March 31, 2014, the Group neither extended the debt security nor exercised the option and, accordingly, the $81.3 million (or RMB0.50 billion) principal amount of the security was repaid to the Group on that date. For the years ended December 31, 2014, 2013 and 2012, interest income generated from this debt security amounted to $1.4 million, $5.6 million and $5.5 million, respectively.

Repurchase Options and Put Option for Sogou Series A Preferred Shares

In September 2013 Sogou entered into Repurchase Option Agreements with Sohu.com (Search) Limited (“Sohu Search”) and Photon Group Limited, the investment vehicle of the Sohu Group’s Chairman and Chief Executive Officer Dr. Charles Zhang (“Photon”), and a Repurchase/Put Option Agreement with China Web Search (HK) Limited (“China Web”), with respect to Series A Preferred Shares of Sogou held by them. See Note 18 - Business Transactions - Sogou-Tencent Transactions. On March 24, 2014, Sogou purchased from China Web, pursuant to the Repurchase/Put Option Agreement between Sogou and China Web, 14.4 million Series A Preferred Shares of Sogou for an aggregate purchase price of $47.3 million.

Sogou’s repurchase options with Photon and China Web were initially recognized in additional paid-in capital in the Sohu Group’s consolidated balance sheets at fair value when the agreements were signed. Any subsequent changes in the fair values of the repurchase options were not and will not be recognized. On March 24, 2014, the repurchase option with China Web was exercised by Sogou. As of December 31, 2014, the remaining balance for the repurchase option with Photon in additional paid-in capital was $1.2 million, based on the fair value of the repurchase option on September 16, 2013.

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

Prepaid Non-current Assets and Long-term Payables

Prepaid non-current assets are financial assets with carrying values that approximate fair value because the impact of applying a discount rate to the carrying values would be immaterial. Long-term accounts payable and long-term bank loans are financial liabilities with carrying values that approximate fair value due to any changes in fair value, after considering the discount rate, being immaterial. For prepaid non-current assets, long-term accounts payable and long-term bank loans, the Group estimated fair values using the discounted cash flow method, which is unobservable in the market. The Sohu Group classifies the valuation technique as Level 3 of fair value measurements.

Assets Measured at Fair Value on a Nonrecurring Basis

The following table sets forth assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy as of December 31, 2013 and 2014 (in thousands):

		Fair value measurements at reporting date using
Items	As of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Intangible assets, net	$107,108	$0	$0	$107,108	3,624
Goodwill	208,795	0	0	208,795	0

	$315,903	$0	$0	$315,903	3,624

		Fair value measurements at reporting date using
Items	As of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Intangible assets, net	$110,691	$0	$0	$110,691	20,168
Goodwill	303,426	0	0	303,426	33,801

	$414,117	$0	$0	$414,117	53,969

Intangible Assets

Intangible assets mainly comprise video content and license, customer lists, domain names and trademarks, developed technologies, operating rights for licensed games and computer software purchased from unrelated third parties or acquired in business combinations. See Note 10 - Intangible Assets, Net.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Group’s acquisitions of interests in its subsidiaries and consolidated VIEs. See Note 11 - Goodwill.

9. Fixed Assets

The following table summarizes the Sohu Group’s fixed assets (in thousands):

	As of December 31,
	2013	2014
Fixed assets, net
Office buildings	$419,025	$417,512
Computer equipment and hardware	243,685	282,547
Leasehold and building improvements	51,317	55,792
Office furniture	7,878	11,608
Vehicles	4,174	5,093

Fixed assets, gross	726,079	772,552
Accumulated depreciation	(161,637)	(231,774)

	$564,442	$540,778

For the years ended December 31, 2014, 2013 and 2012, depreciation expenses for fixed assets were $78.4 million, $55.0 million and $38.7 million, respectively.

10. Intangible Assets, Net

The following table summarizes the Sohu Group’s intangible assets, net, as of December 31, 2013 and 2014 (in thousands):

	As of December 31, 2013
Items	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Video content and license	$109,703	$(72,420)	$(13,576)	$23,707
Cinema advertising slot rights	87,210	(61,314)	(4,115)	21,781
Developed technologies	39,658	(14,928)	(3,432)	21,298
Operating rights for licensed games	25,588	(8,083)	(7,244)	10,261
Domain names and trademarks	22,276	(6,220)	(543)	15,513
Computer software	12,039	(5,731)	(260)	6,048
Others	16,760	(2,806)	(5,454)	8,500

Total	$313,234	$(171,502)	$(34,624)	$107,108

	As of December 31, 2014
Items	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Video content and license	$150,318	$(115,356)	$(12,454)	$22,508
Cinema advertising slot rights	53,239	(37,360)	0	15,879
Developed technologies	49,545	(21,855)	(10,751)	16,939
Domain names and trademarks	39,150	(8,675)	(9,534)	20,941
Operating rights for licensed games	33,464	(12,694)	(8,917)	11,853
Computer software	15,051	(9,428)	(258)	5,365
Others	32,198	(7,485)	(7,507)	17,206

Total	$372,965	$(212,853)	$(49,421)	$110,691

Impairment Loss

In 2014, the Group recognized a $20.2 million impairment loss related to Changyou’s intangible assets. The impairment for intangible assets was mainly from developed technologies and domain names, including a $15.3 million impairment loss related to RaidCall. The impairment loss is recognized in the consolidated statements of comprehensive income as “goodwill impairment and impairment of intangible assets acquired as part of business acquisitions.”

In 2013, the Sohu Group recognized a $3.6 million impairment loss related to Changyou’s intangible assets in the consolidated statements of comprehensive income as cost of revenues and product development expense.

In 2012, the Sohu Group recognized a $15.1 million impairment loss for purchased video content (recorded as Prepaid and Intangible Assets) in the consolidated statements of comprehensive income as cost of revenues, a $2.9 million impairment loss related to the Group’s acquired businesses and intangible assets in the consolidated statements of comprehensive income as “goodwill impairment and impairment of intangible assets acquired as part of business acquisitions,” and a $5.7 million impairment loss related to other intangible assets in the consolidated statements of comprehensive income as cost of revenues and product development expense.

Amortization

In 2014, 2013 and 2012, amortization of intangible assets was $77.7 million, $56.7 million and $58.0 million, respectively.

As of December 31, 2014, amortization expenses for future periods are estimated to be as follows:

For the year ending December 31,	(in thousands)
2015	$54,405
2016	26,367
2017	8,935
2018	5,055
2019	3,741
Thereafter	12,188

Total expected amortization expense	$110,691

11. Goodwill

The changes in the carrying value of goodwill by segment are as follows (in thousands):

	Sohu
	Brand Advertising	Others	Sogou	Changyou	Total
Balance as of December 31, 2012
Goodwill	$58,035	$15,942	$2,047	$140,122	$216,146
Accumulated impairment losses	(35,788)	(15,942)	0	(5,201)	(56,931)

	$22,247	$0	$2,047	$134,921	$159,215
Transactions in 2013
Acquisition of Soso search-related businesses from Tencent	0	0	4,157	0	4,157
Acquisition of Doyo	0	0	0	7,626	7,626
Acquisition of the RaidCall Business	0	0	0	33,740	33,740
Foreign currency translation adjustment	7	0	86	3,964	4,057

Balance as of December 31, 2013	$22,254	$0	$6,290	$180,251	$208,795

Balance as of December 31, 2013
Goodwill	$58,042	$15,942	$6,290	$185,452	$265,726
Accumulated impairment losses	(35,788)	(15,942)	0	(5,201)	(56,931)

	$22,254	$0	$6,290	$180,251	$208,795

Transactions in 2014
Business acquisitions	15,866	0	0	113,040	128,906
Measurement period adjustment of goodwill for the acquisition of Soso search-related businesses from Tencent	0	0	42	0	42
Foreign currency translation adjustment	0	0	(23)	(493)	(516)
Impairment losses	0	0	0	(33,801)	(33,801)

Balance as of December 31, 2014	$38,120	$0	$6,309	$258,997	$303,426

Balance as of December 31, 2014
Goodwill	$73,908	$15,942	$6,309	$297,999	$394,158
Accumulated impairment losses	(35,788)	(15,942)	0	(39,002)	(90,732)

	$38,120	$0	$6,309	$258,997	$303,426

In 2014, there were two separate reporting units under Sohu, consisting of brand advertising and others. There was only one reporting unit under Sogou. There were six main reporting units under Changyou, consisting of the Changyou online game business, the 7Road online game business, the 17173.com Website, RaidCall, MoboTap and the cinema advertising business. The Sohu Group tested goodwill for impairment at the reporting unit level on October 1, 2014.

In 2014, For goodwill under the brand advertising reporting unit and the Sogou reporting unit, the Group tested for impairment by quantitatively comparing the fair values of those reporting units to their carrying amounts. The Group estimated the fair values by weighting the results from the income approach. The valuation approach considers a number of factors that include expected future cash flows, growth rates, and discount rates, and requires the Group to make certain assumptions and estimates regarding industry economic factors and future profitability of the business. For the Changyou segment, as Changyou’s management concluded that RaidCall was unable to provide expected synergies with Changyou’s online games business, Changyou performed a two-step goodwill impairment test for the goodwill generated in the acquisition of RaidCall. As a result of this analysis, Changyou recorded $33.8 million in goodwill impairment losses. The goodwill impairment losses are included in the Group’s statements of comprehensive income as “goodwill impairment and impairment of intangible assets acquired as part of business acquisitions.” The fair values of the other reporting units exceeded their carrying values, indicating that the goodwill of those reporting units was not impaired.

In 2013 and 2012, as a result of goodwill impairment tests, the Sohu Group concluded that the fair values of all the reporting units exceeded their carrying values, indicating that the goodwill of those reporting units was not impaired.

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

The components of income before income taxes are as follows (in thousands):

	Year ended December 31,
	2012	2013	2014
Income /(loss) before income tax expense
Income /(loss) from China operations	$285,280	$270,817	$(129,349)
Income /(loss) from non China operations	(31,917)	(53,446)	(35,820)

Total income /(loss) before income tax expense	$253,363	$217,371	$(165,169)

Income tax expense applicable to China operations
Current income tax expense	$58,137	$31,444	$23,295
Deferred tax	9,898	4,088	(20,637)

Subtotal income tax expense applicable to China operations	68,035	35,532	2,658
Non China income tax expense	6,444	12,798	1,864
Non China withholding tax expense	1,692	2,092	1,528

Total income tax expense	$76,171	$50,422	$6,050

In 2014, of the $6.1 million income tax expense, $2.7 million was for PRC tax and $1.9 million was for U.S. tax. Of the $2.7 million for PRC tax, $23.3 million mainly arose from the Sohu Group’s online game business, and was partially offset by a $20.6 million income tax benefit mainly due to the recognition of deferred tax assets for a net loss carry forward by Changyou’s operating entities.

The Group did not have any penalties or significant interest associated with tax positions for the year ended December 31, 2014.

The combined effects of the income tax exemption and reduction available to the Group are as follows (in thousands, except per share data):

	Year Ended December 31,
	2012	2013	2014
Tax holiday effect	$40,151	$62,929	$186
Basic net income per share effect	1.06	1.64	—

Effective Tax Rate

The following is reconciliation between the U.S. federal statutory rate and the Group’s effective tax rate:

	Year Ended December 31,
	2012	2013	2014
U.S. federal statutory rate:	34%	35%	35%
Effect of tax holidays applicable to the subsidiaries and the consolidated VIEs	(16%)	(29%)	0%
Tax differential from statutory rate applicable to the subsidiaries and the consolidated VIEs	(14%)	(16%)	(31%)
Effect of withholding taxes	1%	4%	(3%)
Changes in valuation allowance for deferred tax assets	17%	28%	(22%)
Others	8%	1%	17%

	30%	23%	(4%)

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

Principal Entities Qualified as HNTEs

As of December 31, 2014, the following principal entities of the Sohu Group were qualified as HNTEs and were entitled to an income tax rate of 15%, except that Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”) was entitled to an income tax rate of 10% because it was also qualified as a Key National Software Enterprise and was in an initial preferential period.

For Sohu Business

•	Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”). Sohu Era re-applied for HNTE qualification in the third quarter of 2014 and received approval in December 2014; it is entitled to continue to enjoy the beneficial tax rate as an HNTE for 2014. Sohu Era will need to re-apply for HNTE qualification in 2017.

•	Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”). Sohu Internet will need to re-apply for HNTE qualification in 2015.

•	Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”). Sohu Media re-applied for HNTE qualification in the third quarter of 2014 and got approval in October, it is entitled to continue to enjoy the beneficial tax rate as an HNTE for the year of 2014. Sohu Media will need to re-apply for HNTE qualification in 2017.

•	Guangzhou Qianjun Network Technology Co., Ltd (“Guangzhou Qianjun “) Guangzhou Qianjun will need to re-apply for HNTE qualification in 2017.

For Sogou Business

•	Sogou Information. Sogou Information will need to re-apply for HNTE qualification in 2015.

•	Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”). Sogou Technology re-applied for HNTE qualification in the third quarter of 2014 and received approval in October 2014; it is entitled to continue to enjoy the beneficial tax rate as an HNTE for the year of 2014. Sogou Technology will need to re-apply for HNTE qualification in 2017.

For Changyou Business

•	AmazGame. AmazGame re-applied for HNTE qualification in the third quarter of 2014 and received approval in December 2014; it is entitled to continue to enjoy the beneficial tax rate as an HNTE for 2014. AmazGame will need to re-apply for HNTE qualification in 2017.

•	Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”). Gamease re-applied for HNTE qualification in the third quarter of 2014 and received approval in December 2014; it is entitled to continue to enjoy the beneficial tax rate as an HNTE for 2014. Gamease will need to re-apply for HNTE qualification in 2017.

•	Shenzhen 7Road Technology Co., Ltd. (“Shenzhen 7Road”). Shenzhen 7Road re-applied for HNTE qualification in the third quarter of 2014 and received approval in October 2014; it is entitled to continue to enjoy the beneficial tax rate as an HNTE for the year of 2014. Shenzhen 7Road will need to re-apply for HNTE qualification in 2017.

Entities Qualified as Software Enterprises

For Sohu Business

•	Beijing Sohu New Momentum Information Technology Co., Ltd. (“Sohu New Momentum”). Sohu New Momentum was in its first income tax exemption year as a Software Enterprise for the year ended December 31, 2014.

For Changyou Business

•	AmazGame. AmazGame qualified as a “Key National Software Enterprise” and has enjoyed a preferential income tax rate of 10% since 2013. AmazGame will need to re-apply for Key National Software Enterprise qualification in 2015.

•	Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”). Gamespace was in the first of the three years in which it is entitled to a 50% reduction to a rate of 12.5% as a Software Enterprise.

•	ICE Information Technology (Shanghai) Co., Ltd (“ICE Information”). ICE Information was not subject to income tax, as it incurred losses.

•	Shanghai ICE Information Technology Co., Ltd. (“Shanghai ICE”). Shanghai ICE was in the third of the three years in which it was entitled to a 50% reduction to a rate of 12.5% as a Software Enterprise.

•	Shenzhen 7Road Network Technologies Co., Ltd. (“7Road Technology”). 7Road Technology was in its second income tax exemption year as a Software Enterprise.

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

In order to fund the distribution of a dividend to shareholders of the Sohu Group’s majority-owned subsidiary Changyou, Changyou’s Board of Directors determined to cause one of its PRC subsidiaries to declare and distribute a cash dividend of all of its 2012 stand alone earnings and half of its 2013 and 2014 stand alone earnings to its direct overseas parent company, Changyou HK. With the exception of that dividend, the Sohu Group does not intend to have any of its PRC subsidiaries distribute any undistributed profits of such subsidiaries to their direct overseas parent companies, but rather intends that such profits will be permanently reinvested by such subsidiaries for their PRC operations.

As of December 31, 2014, Changyou had accrued deferred tax liabilities in the amount of $22.4 million for PRC withholding tax.

PRC Value-Added Tax and Business Tax

Effective September 1, 2012, a pilot program (the “Pilot Program”) for transition from the imposition of PRC business tax (“Business Tax”) to the imposition of value-added tax (“VAT”) for revenues from certain industries was expanded from Shanghai to eight other cities and provinces in China, including Beijing and Tianjin. Commencing August 1, 2013 the Pilot Program was expanded to cover all regions in the PRC. All the Sohu Group’s brand advertising and search and Web directory revenues as well as certain online game revenues were subject to the Pilot Program.

VAT payable on brand advertising and search and Web directory revenues as well as online game revenues from Changyou’s Web game operations that were not developed in house is the difference between the output VAT (at a rate of 6%) and available input VAT amount (at the rate applicable to the supplier). Other online game revenues were not affected by the Pilot Program. Revenues from MMOG operations are subject to a 5% Business Tax both before and after the Pilot Program, and revenues of 7Road that are deemed to be derived from the sale of software are subject to VAT. VAT is payable by 7Road at a rate of 17%, with a 14% immediate tax refund irrespective of the availability of any input VAT, resulting in a net rate of 3%.

The Group adopted the net presentation method for its brand advertising and search and Web directory businesses both before and after the implementation of the Pilot Program. The Group adopted the gross presentation method for revenues of in-house-developed Web games that are deemed to be derived from the sale of software both before and after the implementation of the Pilot Program.

U.S. Corporate Income Tax

Sohu.com Inc. is a Delaware corporation that is subject to U.S. corporate income tax on its taxable income at a rate of up to 35%. Subject to certain limitations, the NOLs of a corporation taxable in the U.S. that are carried forward from prior years may be used to offset the corporation’s taxable income. As of the end of the 2012 taxable year, Sohu.com Inc. had no further NOLs available for offsetting any U.S. taxable income. Accordingly, to the extent that it had U.S. taxable income, the Sohu Group accrued U.S. corporate income tax in its consolidated statements of comprehensive income and made estimated tax payments as and when required by U.S. law.

The Sohu Group does not provide for U.S. corporate income taxes or tax benefits on the undistributed earnings or losses of its international subsidiaries or consolidated VIEs because in the foreseeable future the Group does not have the intention to repatriate those undistributed earnings or losses to U.S. where it would be subject to U.S. corporate income tax. However, certain activities conducted in the PRC may give rise to U.S. corporate income tax, even if there are no distributions to Sohu.com Inc. U.S. corporate income taxes would be imposed on Sohu.com Inc. if its subsidiaries that are controlled foreign corporations generate income that is subject to Subpart F of the U.S. Internal Revenue Code.

Cumulative undistributed earnings were included in consolidated retained earnings on the balance sheets in the amounts of $630.4 million and $787.5 million, respectively, as of December 31, 2014 and 2013. An estimated $220.6 million and $267.8 million in U.S. income and foreign withholding taxes would be due if these earnings were remitted as dividends, after payment of all deferred taxes as of December 31, 2014 and 2013.

Deferred Tax Assets and Liabilities

Significant components of the Group’s deferred tax assets and liabilities consist of the following (in thousands):

	As of December 31,
	2013	2014
Deferred tax assets:
Net operating loss from operations	$87,012	$120,586
Accrued bonus and commissions	10,225	12,930
Intangible assets transfer	2,775	2,261
Share-based compensation	366	226
Fixed assets related	259	515
Others	1,388	2,199

Total deferred tax assets	102,025	138,717
Less: Valuation allowance	(91,662)	(110,788)

Net deferred tax assets	$10,363	$27,929

Deferred tax liabilities
Withholding tax for Dividend	$(18,813)	$(22,356)
Intangible assets from business acquisitions	(8,301)	(3,472)
Others	(4,036)	(3,945)

Total deferred tax liabilities	$(31,150)	$(29,773)

As of December 31, 2014, the Group had net operating losses from PRC entities of approximately $521.3 million available to offset against future net profit for income tax purposes. The Group anticipates that it is more likely than not that these net operating losses (except for the net operating losses generated by Gamease, a VIE of Changyou) may not be utilized based on its estimate of the operation performance of these PRC entities; therefore, $103.1 million in deferred tax assets generated from net operating losses were offset by a valuation allowance. As of December 31, 2014, Gamease generated $116.4 million in operating losses available to offset against its future net profit, and Changyou recognized $17.5 million deferred tax assets without a corresponding valuation allowance.

In 2014, $8.0 million of the PRC net operating loss generated from previous years expired. The remaining PRC net operating loss will begin to expire commencing in 2015.

Uncertain Tax Positions

The Sohu Group did not have any unrecognized uncertain tax positions for the year ended December 31, 2014. No penalties associated with uncertain tax positions were accrued for the year ended December 31, 2014.

The following table summarizes the Group’s recognized uncertain tax positions from January 1, 2012 to December 31, 2014 (in thousands):

	As of December 31,
	2012	2013	2014
Beginning balance	$3,089	$3,096	$24,369
Increases /(decrease) related to prior year tax positions	0	(154)	146
Increases related to current year tax positions	7	21,427	0

Ending balance	$3,096	$24,369	$24,515

In 2013, the Sohu Group recognized a tax payable amount of $21.4 million for an uncertain tax position arising from certain equity transactions that may be considered by PRC tax authorities to have resulted in taxable income. The $3.1 million balance brought forward from previous years was related to an uncertain tax position generated in 2009. As of December 31, 2014, the Sohu Group was unable to make a reasonably reliable estimate of the settlement period, which is expected to be beyond twelve months, for the uncertain tax position, due to uncertainties in the timing of the outcome of the tax audit related to the transactions. Therefore, in accordance with ASC 740, the Group recognized the tax payable as a Long-term liability.

The Group does not anticipate that the uncertain tax positions will significantly increase or decrease within twelve months of December 31, 2014.

13. Commitments and Contingencies

Contractual Obligations

The following table sets forth the Group’s contractual obligations as of December 31, 2014 (in thousands):

As of December 31,	2015	2016	2017	2018	2019	Thereafter	Total Payments Required
Purchase of content and services-video	59,010	14,915	13,066	15,076	0	0	102,067
Purchase of bandwidth	53,121	4,011	3,306	2,490	108	0	63,036
Operating lease obligations (1)	25,563	14,421	5,285	2,000	1,473	411	49,153
Purchase of cinema advertisement slots rights	16,206	12,566	13,257	492	98	0	42,619
Expenditures for operating rights of licensed games with technological feasibility	7,484	9,401	5,100	11,750	0	0	33,735
Purchase of content and services-others	13,949	5,551	856	10	2	0	20,368
Interest payment commitment	6,845	6,484	3,614	0	0	0	16,943
Fees for operating rights of licensed games in development	5,554	150	0	0	0	0	5,704
Expenditures for rights to titles and characters of games in development	1,101	1,859	0	0	0	0	2,960
Others	2,449	318	25	0	0	0	2,792

Total Payments Required	191,282	69,676	44,509	31,818	1,681	411	339,377

Note	(1):	For the years ended December 31, 2014, 2013 and 2012, rental expense included in the operating lease was approximately $34.6 million, $29.5 million, and $16.2 million, respectively.

Amounts outstanding under short-term bank loans and long-term bank loans as of December 31, 2014 were $370 million, all of which carried a floating interest rate based on the London Inter-Bank Offered Rate (“LIBOR”). These bank loans were secured by an equivalent or greater amount of RMB deposits by Changyou in the onshore branches of such banks. The Group is required to repay principal of the loans in the amount of $25.5 million in 2015, $25.5 million in 2016 and $319 million in 2017. The Group estimated the interest it expected to pay based on LIBOR as of December 31, 2014, which would be $6.8 million in 2015, $6.5 million in 2016 and $3.6 million in 2017.

Litigation

The Sohu Group is a party to various litigation matters which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Group’s business, results of operations, financial condition and cash flows.

The Group was not involved in any significant litigation during 2014.

Long-term Tax Payable for Uncertain Tax Positions

As aforementioned in Note 12 - Taxation, as of December 31, 2014, the Sohu Group had recorded a long-term tax payable of $24.8 million related to an unrecognized tax benefit.

PRC Law and Regulations

The Chinese market in which the Sohu Group operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability to operate an Internet business and to conduct brand advertising, search and Web directory, online game, and others services in the PRC. Though the PRC has, since 1978, implemented a wide range of market-oriented economic reforms, continued reforms and progress towards a full market-oriented economy are uncertain. In addition, the telecommunication, information, and media industries remain highly regulated. Restrictions are currently in place and are unclear with respect to which segments of these industries foreign-owned entities, like the Sohu Group, may operate. The Chinese government may issue from time to time new laws or new interpretations of existing laws to regulate areas such as telecommunication, information and media. Certain risks related to PRC law that could affect the Sohu Group’s VIE structure are discussed in Note 15 - VIEs.

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

14. Contingent Consideration

Changyou’s acquisition of Beijing Doyo Internet Technology Co., Ltd. (“Doyo”) included a contingent consideration arrangement that requires additional consideration to be paid by Changyou based on the achievement of specified performance milestones by Doyo for the fiscal years 2013 through 2015. The fair value of the contingent consideration was recognized on the acquisition date using the income approach /discounted cash flow method with a scenario analysis applied. There were no indemnification assets involved.

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

All of the consolidated VIEs are incorporated and operated in the PRC, and the principal VIEs are directly or indirectly owned by Dr. Charles Zhang, the Sohu Group’s Chairman and Chief Executive Officer, or other executive officers and employees of the Sohu Group identified below. Capital for the consolidated VIEs was funded by the Sohu Group through loans provided to Dr. Charles Zhang and other executive officers and employees, and was initially recorded as loans to related parties. These loans are eliminated for accounting purposes against the capital of the VIEs upon consolidation.

Under contractual agreements with the Sohu Group, Dr. Charles Zhang and those other executive officers and employees of the Sohu Group who are shareholders of the consolidated VIEs are required to transfer their ownership in these entities to the Group, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Group at any time as requested by the Group to repay the loans outstanding. All voting rights of the consolidated VIEs are assigned to the Sohu Group, and the Group has the right to designate all directors and senior management personnel of the consolidated VIEs, and also has the obligation to absorb losses of the consolidated VIEs. Dr. Charles Zhang and those other executive officers and employees of the Sohu Group who are shareholders of the consolidated VIEs have pledged their shares in the consolidated VIEs as collateral for the loans. As of December 31, 2014, the aggregate amount of these loans was $16.0 million.

Under its contractual arrangements with the consolidated VIEs, the Sohu Group has the power to direct activities of the VIEs, and can have assets transferred freely out of the VIEs without any restrictions. Therefore, the Group considers that there is no asset of a consolidated VIE that can be used only to settle obligations of the VIEs, except for registered capital and PRC statutory reserves of the VIEs. As of December 31, 2014, the registered capital and PRC statutory reserves of the consolidated VIEs totaled $89.0 million. As all of the consolidated VIEs are incorporated as limited liability companies under the PRC Company Law, creditors of the consolidated VIEs do not have recourse to the general credit of the Sohu Group for any of the liabilities of the consolidated VIEs. Currently there is no contractual arrangement that could require the Sohu Group to provide additional financial support to the consolidated VIEs. As the Sohu Group is conducting certain business in the PRC mainly through the consolidated VIEs, the Group may provide such support on a discretionary basis in the future, which could expose the Group to a loss.

The Sohu Group classified the consolidated VIEs within the Sohu Group as principal VIEs or immaterial VIEs based on certain criteria, such as the VIEs’ total assets or revenues. The following is a summary of the principal VIEs within the Sohu Group:

Basic Information for Principal VIEs

For Sohu Business

High Century

Beijing Century High Tech Investment Co., Ltd. (“High Century”) was incorporated in 2001. As of December 31, 2014, the registered capital of High Century was $4.6 million and Dr. Charles Zhang and Wei Li held 80% and 20% interests, respectively, in this entity.

Heng Da Yi Tong

Beijing Heng Da Yi Tong Information Technology Co., Ltd. (“Heng Da Yi Tong “), formally known as “Beijing Sohu Entertainment Culture Media Co., Ltd.” (“Sohu Entertainment”), was incorporated in 2002. As of December 31, 2014, the registered capital of Heng Da Yi Tong was $1.2 million and Dr. Charles Zhang and Wei Li held 80% and 20% interests, respectively, in this entity.

Sohu Internet

Sohu Internet was incorporated in 2003. As of December 31, 2014, the registered capital of Sohu Internet was $1.6 million and High Century and Heng Da Yi Tong held 75% and 25% interests, respectively, in this entity.

Donglin

Beijing Sohu Donglin Advertising Co., Ltd. (“Donglin”) was incorporated in 2010. As of December 31, 2014, the registered capital of Donglin was $1.5 million and High Century and Sohu Internet each held a 50% interest in this entity.

Pilot New Era

Beijing Pilot New Era Advertising Co., Ltd. (“Pilot New Era”) was incorporated in 2010. As of December 31, 2014, the registered capital of Pilot New Era was $0.7 million and High Century and Sohu Internet each held a 50% interest in this entity.

Tianjin Jinhu

Tianjin Jinhu Culture Development Co., Ltd. (“Tianjin Jinhu”) was incorporated in 2011. As of December 31, 2014, the registered capital of Tianjin Jinhu was $0.5 million and Ye Deng and Xuemei Zhang each held a 50% interest in this entity.

Guangzhou Qianjun

Guangzhou Qianjun was incorporated in October 2014. As of December 31, 2014, the registered capital of Guangzhou Qianjun was $3.3 million and Tianjin Jinhu held a 100% interest in this entity.

For Sogou Business

Sogou Information

Sogou Information was incorporated in 2005. As of December 31, 2014, the registered capital of Sogou Information was $2.5 million and Xiaochuan Wang, Sogou’s Chief Executive Officer, High Century and Tencent held 10%, 45% and 45% interests, respectively, in this entity.

For Changyou Business

Gamease

Gamease was incorporated in 2007. As of December 31, 2014, the registered capital of Gamease was $1.3 million and Tao Wang, a former chief executive officer of Changyou, and Dewen Chen, Co-Chief Executive Officer of Changyou, held 60% and 40% interests, respectively, in this entity.

Guanyou Gamespace

Guanyou Gamespace was incorporated in 2010. As of December 31, 2014, the registered capital of Guanyou Gamespace was $1.5 million and Tao Wang and Dewen Chen held 60% and 40% interests, respectively, in this entity.

Shanghai ICE

Shanghai ICE was acquired by Changyou in 2010. As of December 31, 2014, the registered capital of Shanghai ICE was $1.2 million and Runa Pi and Rong Qi each held a 50% interest in this entity.

Shenzhen 7Road

68.258% of the equity interests of Shenzhen 7Road were acquired by Gamease in 2011. The remaining 31.742% of the equity interests of Shenzhen 7Road were acquired by Gamease on May 1, 2013. As of December 31, 2014, the registered capital of Shenzhen 7Road was $1.5 million and Gamease held 100% of the equity interests in this entity.

Wuhan Baina Information

Baina (Wuhan) Information Technology Co., Ltd. (“Wuhan Baina Information”) was acquired by Gamease in July 2014. As of December 31, 2014, the registered capital of Wuhan Baina Information was $3.0 million and Gamease and Yongzhi Yang, the chief executive officer of MoboTap, held 60% and 40% interests, respectively, in this entity.

As of the date of this report, Changyou is in the process of transferring each of the individual shareholders’ ownership interests in Gamease, Guanyou Gamespace and Shanghai ICE to entities that are affiliates of the Sohu Group.

Financial Information

The following financial information of the Sohu Group’s consolidated VIEs is included in the accompanying consolidated financial statements (in thousands):

	As of December 31,
	2013	2014
ASSETS:
Cash and cash equivalents	$112,316	$39,534
Restricted time deposit	0	294
Short-term investments	2,460	0
Accounts receivable, net	95,595	129,881
Prepaid and other current assets	41,838	23,827
Intercompany receivables due from the Company’s subsidiaries	223,877	176,902

Total current assets	476,086	370,438

Fixed assets, net	8,190	12,597
Goodwill	139,478	154,774
Intangible assets, net	35,135	39,726
Other non-current assets	61,550	79,115

Total assets	$720,439	$656,650

LIABILITIES:
Accounts payable	$16,167	$3,495
Accrued and other short-term liabilities	343,834	131,615
Receipts in advance and deferred revenue	60,140	53,641
Intercompany payables due to the Company’s subsidiaries	12,059	259,009

Total current liabilities	432,200	447,760

Other long-term liabilities	9,560	25,262

Total liabilities	$441,760	$473,022

	As of December 31,
	2012	2013	2014
Net revenue	$875,597	$1,028,281	$1,063,655
Net income /(loss)	$81,857	$(32,919)	$(90,840)

For the table below, consolidated VIEs under the Brand Advertising, Sogou, and Others segments are classified as Sohu’s VIEs, and consolidated VIEs under the Changyou segment are classified as Changyou’s VIEs.

Cash flows of Sohu’s VIEs

	Year ended December 31,
	2012	2013	2014
Net cash provided by /(used in) operating activities	$(11,853)	$(715)	$29,344
Net cash used in investing activities	(3,599)	(926)	(27,306)
Net cash provided by /(used in) financing activities	$(474)	$1,476	$18,535

Cash flows of Changyou’s VIEs

	Year ended December 31,
	2012	2013	2014
Net cash provided by operating activities	$66,739	$102,086	$39,827
Net cash used in investing activities	(43,087)	(53,925)	(131,788)
Net cash used in financing activities	$(13,106)	$0	$(793)

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

Exclusive equity interest purchase right agreements between Sogou Technology, Sogou Information and the shareholders of Sogou Information. Pursuant to these agreements, Sogou Technology and any third party designated by it have the right, exercisable at any time when it becomes legal to do so under PRC law, to purchase from the shareholders of Sogou Information all or any part of their equity interests at the lowest purchase price permissible under PRC law.

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

Loan agreements and equity pledge agreements between Video Tianjin and the shareholders of Tianjin Jinhu. The loan agreements provide for loans to the shareholders of Tianjin Jinhu for them to make contributions to the registered capital of Tianjin Jinhu in exchange for the equity interests in Tianjin Jinhu. Under the equity pledge agreements, the shareholders of Tianjin Jinhu pledge to Video Tianjin their equity interests in Tianjin Jinhu to secure the performance of their obligations under the loan agreements and Tianjin Jinhu’s obligations to Video Tianjin under their business agreements. The loans are interest free and are repayable on demand, but the shareholders can only repay the loans by transferring to Video Tianjin their equity interests in Tianjin Jinhu.

Equity interest purchase right agreements between Video Tianjin, Tianjin Jinhu and the shareholders of Tianjin Jinhu. Pursuant to these agreements, Video Tianjin and any third party designated by it have the right, exercisable at any time when it becomes legal to do so under PRC law, to purchase from the shareholders of Tianjin Jinhu all or any part of their equity interests at the lowest purchase price permissible under PRC law.

Business operation agreement among Video Tianjin, Tianjin Jinhu and the shareholders of Tianjin Jinhu. The agreement sets forth the right of Video Tianjin to control the actions of the shareholders of Tianjin Jinhu. The agreement has a term of 10 years, renewable at the request of Video Tianjin.

Powers of Attorney executed by the shareholders of Tianjin Jinhu in favor of Video Tianjin with a term of 10 years, extendable at the request of Video Tianjin. These powers of attorney give Video Tianjin the right to appoint nominees to act on behalf of each of the Tianjin Jinhu shareholders in connection with all actions to be taken by Tianjin Jinhu.

Loan agreements and equity pledge agreements between AmazGame and the shareholders of Gamease and between Gamespace and the shareholders of Guanyou Gamespace. The loan agreements provide for loans to the respective shareholders of Gamease and Guanyou Gamespace for the shareholders to make contributions to the registered capital of Gamease and Guanyou Gamespace in exchange for the equity interests in Gamease and Guanyou Gamespace. Under the equity pledge agreements, the respective shareholders of Gamease and Guanyou Gamespace pledge to AmazGame and Gamespace, their equity interests in Gamease and Guanyou Gamespace to secure the performance of their obligations under the loan agreements and Gamease’s and Guanyou Gamespace’s obligations to AmazGame and Gamespace under the various VIE-related agreements. The loans are interest free and are repayable on demand, but the shareholders can only repay the loans by transferring to AmazGame and Gamespace, as the case may be, their equity interests in Gamease and Guanyou Gamespace.

Equity interest purchase right agreements between AmazGame and the shareholders of Gamease and between Gamespace and the shareholders of Guanyou Gamespace. Pursuant to these agreements, AmazGame and Gamespace have the right, exercisable at any time when it becomes legal to do so under PRC law, to purchase from the respective shareholders of Gamease and Guanyou Gamespace all or any part of their equity interests at a purchase price equal to their initial contributions to registered capital.

Powers of attorney executed by the shareholders of Gamease in favor of AmazGame and by the shareholders of Guanyou Gamespace in favor of Gamespace, with a term of 10 years. These powers of attorney give AmazGame and Gamespace the exclusive right to appoint nominees to act on behalf of their respective shareholders in connection with all actions to be taken by Gamease and Guanyou Gamespace.

Business operation agreements between AmazGame and the shareholders of Gamease and between Gamespace and the shareholders of Guanyou Gamespace. These agreements set forth the right of AmazGame and Gamespace, to control the actions of the respective shareholders of Gamease and Guanyou Gamespace. Each agreement has a term of 10 years.

Call option agreement among ICE Information, Shanghai ICE and Shanghai ICE shareholders. This agreement provides to ICE Information and any third party designated by ICE Information the right, exercisable at any time during the term of the agreement, if and when it is legal to do so under PRC law, to purchase from the shareholders all or any part of their shares in Shanghai ICE or purchase from Shanghai ICE all or part of its assets or business at the lowest purchase price permissible under PRC law. The agreement further provides that Shanghai ICE or its shareholders will transfer back to ICE Information any such purchase price they have received from ICE Information, upon the request of ICE Information, as and to the extent allowed under PRC law. The agreement terminates only if ICE Information is dissolved.

Share pledge agreement among ICE Information, Shanghai ICE and the shareholders of Shanghai ICE. Pledge by the shareholders to ICE Information of their equity interests in Shanghai ICE, to secure the performance of their obligations and Shanghai ICE’s obligations under the various VIE-related agreements. If Shanghai ICE or any of the shareholders of Shanghai ICE breaches its, his or her obligations under any VIE-related agreements, ICE Information is entitled to exercise its rights as pledgee of the equity interests.

Business operation agreement among ICE Information, Shanghai ICE and the shareholders of Shanghai ICE. This agreement sets forth the right of ICE Information to control the actions of the shareholders of Shanghai ICE. This agreement terminates only if ICE Information is dissolved.

Amended and restated equity interest purchase right agreement among 7Road Technology, Shenzhen 7Road and Gamease, which is Shenzhen 7Road’s sole shareholder. Under this agreement, 7Road Technology and any third-party designated by 7Road Technology have the right, exercisable at any time during the term of the agreement, if and when it is legal to do so under PRC law, to purchase from Gamease all or any part of its shares in Shenzhen 7Road at a nominal purchase price. This agreement has a term of 10 years, is renewable by 7Road Technology for such term as it may determine and is terminable by 7Road Technology by notice to the other parties at any time when, under PRC law as then in effect, 7Road Technology cannot exercise its purchase right, and is also terminable if Shenzhen 7Road’s or 7Road’s existence is terminated, by mutual agreement of the parties or upon the written request of 7Road Technology. Neither Gamease nor Shenzhen 7Road has any power to terminate the agreement.

Amended and restated equity interest pledge agreement among 7Road Technology, Shenzhen 7Road and Gamease. Under this agreement, Gamease pledges to 7Road Technology Gamease’s equity interests in Shenzhen 7Road to secure the performance of Gamease’s obligations and Shenzhen 7Road’s obligations under the various VIE-related agreements. If Gamease or Shenzhen 7Road breaches its obligations under any VIE-related agreements, 7Road Technology is entitled to exercise its rights as the beneficiary under the Equity Interest Pledge Agreements. This agreement terminates only after all of the obligations of Gamease and/or of Shenzhen 7Road under the various VIE-related agreements are no longer in effect.

Amended and restated business operation agreement among 7Road Technology, Shenzhen 7Road and Gamease. This agreement grants to 7Road Technology the right to control the actions of Shenzhen 7Road and to control the actions of Gamease in its capacity as the sole shareholder of Shenzhen 7Road. This agreement has an initial term of 10 years, is renewable by 7Road Technology for such term as it may determine and is terminable early if the existence of Shenzhen 7Road or 7Road Technology is terminated, or upon 30 days’ advance written notice of 7Road Technology to Shenzhen 7Road.

Power of attorney executed by Gamease in favor of 7Road Technology. This power of attorney gives 7Road Technology the exclusive right to appoint designees to act on behalf of Gamease in connection with all actions to be taken by Shenzhen 7Road requiring shareholder approval.

Share pledge agreement among Beijing Baina Technology, Wuhan Baina Information and the shareholders of Wuhan Baina Information, which are Gamease and Yongzhi Yang. Pledge by the Gamease and Yongzhi Yang to Beijing Baina Technology of their equity interests in Wuhan Baina Information, to secure the performance of their respective obligations and Wuhan Baina Information’s obligations under the various VIE-related agreements. If Wuhan Baina Information or any of the shareholders of Wuhan Baina Information breaches its or his obligations under any VIE-related agreements, Being Baina Technology is entitled to exercise its rights as pledgee of the equity interests.

Call option agreement among Beijing Baina Technology, Gamease, Wuhan Baina Information and Yongzhi Yang. Provides to Beijing Baina Technology and any third party designated by Beijing Baina Technology the right, exercisable at any time during the term of the agreement, if and when it is legal to do so under PRC law, to purchase from Gamease and Yongzhi Yang all or any part of their shares in Wuhan Baina Information or to purchase from Wuhan Baina Information all or part of its assets or business at the lowest purchase price permissible under PRC law.

Assignment agreement among Beijing Baina Technology, Gamease, Wuhan Baina Information and Yongzhi Yang. Gamease and Yongzhi Yang, as shareholders of Wuhan Baina Information, irrevocably appoint Beijing Baina Technology or its designee to exercise their voting and other rights as shareholders of Wuhan Baina Information.

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

Exclusive technology consulting and service agreement between Video Tianjin and Tianjin Jinhu. Pursuant to this agreement Video Tianjin has the exclusive right to provide technical consultation and other related services to Tianjin Jinhu in exchange for a fee. The agreement has a term of 10 years and is renewable at the request of Video Tianjin.

Technology support and utilization agreements between AmazGame and Gamease and between Gamespace and Guanyou Gamespace. Pursuant to these agreements, AmazGame and Gamespace have the exclusive right to provide certain product development and application services and technology support to Gamease and Guanyou Gamespace, respectively, for a fee equal to a predetermined percentage, subject to adjustment by AmazGame or Gamespace at any time, of Gamease’s and Guanyou Gamespace’s respective revenues. Each agreement terminates only when AmazGame or Gamespace is dissolved.

Services and maintenance agreements between AmazGame and Gamease between Gamespace and Guanyou Gamespace. Pursuant to these agreements, AmazGame and Gamespace, respectively, provide marketing, staffing, business operation and maintenance services to Gamease and Guanyou Gamespace, respectively, in exchange for a fee equal to the cost of providing such services plus a predetermined margin. Each agreement terminates only when AmazGame or Gamespace, as the case may be, is dissolved.

Exclusive business cooperation agreement between ICE Information and Shanghai ICE. This agreement sets forth the exclusive right of ICE Information to provide business support and technical services to Shanghai ICE. The agreement terminates only when if ICE Information is dissolved.

Exclusive technology consulting and services agreement between ICE Information and Shanghai ICE. This agreement provides to ICE Information the exclusive right to provide technical consultation and other related services to Shanghai ICE in exchange for a fee equal to the balance of Shanghai ICE’s gross income after deduction of related costs and expenses. The agreement terminates only if ICE Information is dissolved.

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

Exclusive Services agreement between Beijing Baina Technology and Wuhan Baina Information. Beijing Baina Technology agrees to provide Wuhan Baina Information with technical services, business consulting, capital equipment lease, market consulting, integration of systems, research and development of products and maintenance of systems. Service fees are to be determined with reference to the specific services provided, based on a transfer pricing analysis.

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

VIE-Related Risks

It is possible that the Sohu Group’s operation of certain of its operations and businesses through VIEs could be found by PRC authorities to be in violation of PRC law and regulations prohibiting or restricting foreign ownership of companies that engage in such operations and businesses. While the Sohu Group’s management considers the possibility of such a finding by PRC regulatory authorities under current law and regulations to be remote, on January 19, 2015, the Ministry of Commerce of the PRC, or (the “MOFCOM”) released on its Website for public comment a proposed PRC law (the “Draft FIE Law”) that appears to include VIEs within the scope of entities that could be considered to be foreign invested enterprises (or “FIEs”) that would be subject to restrictions under existing PRC law on foreign investment in certain categories of industry. Specifically, the Draft FIE Law introduces the concept of “actual control” for determining whether an entity is considered to be an FIE. In addition to control through direct or indirect ownership or equity, the Draft FIE Law includes control through contractual arrangements within the definition of “actual control.” If the Draft FIE Law is passed by the People’s Congress of the PRC and goes into effect in its current form, these provisions regarding control through contractual arrangements could be construed to reach the Sohu Group’s VIE arrangements, and as a result the Sohu Group’s VIEs could become explicitly subject to the current restrictions on foreign investment in certain categories of industry. The Draft FIE Law includes provisions that would exempt from the definition of foreign invested enterprises entities where the ultimate controlling shareholders are either entities organized under PRC law or individuals who are PRC citizens. The Draft FIE Law is silent as to what type of enforcement action might be taken against existing VIEs that operate in restricted or prohibited industries and are not controlled by entities organized under PRC law or individuals who are PRC citizens. If a finding were made by PRC authorities, under existing law and regulations or under the Draft FIE Law if it becomes effective, that the Sohu Group’s operation of certain of its operations and businesses through VIEs, regulatory authorities with jurisdiction over the licensing and operation of such operations and businesses would have broad discretion in dealing with such a violation, including levying fines, confiscating the Sohu Group’s income, revoking the business or operating licenses of the affected businesses, requiring the Sohu Group to restructure its ownership structure or operations, or requiring the Sohu Group to discontinue all or any portion of its operations. Any of these actions could cause significant disruption to the Sohu Group’s business operations, and have a severe adverse impact on the Sohu Group’s cash flows, financial position and operating performance.

In addition, it is possible that the contracts among the Sohu Group, the Sohu Group’s VIEs and shareholders of its VIEs would not be enforceable in China if PRC government authorities or courts were to find that such contracts contravene PRC law and regulations or are otherwise not enforceable for public policy reasons. In the event that the Sohu Group was unable to enforce these contractual arrangements, the Sohu Group would not be able to exert effective control over the affected VIEs. Consequently, such VIE’s results of operations, assets and liabilities would not be included in the Sohu Group’s consolidated financial statements. If such were the case, the Sohu Group’s cash flows, financial position and operating performance would be severely adversely affected. The Sohu Group’s contractual arrangements with respect to its consolidated VIEs are in place. The Sohu Group’s management believes that such contracts are enforceable, and considers the possibility remote that PRC regulatory authorities with jurisdiction over the Sohu Group’s operations and contractual relationships would find the contracts to be unenforceable.

The Sohu Group’s operations and businesses rely on the operations and businesses of its VIEs, which hold certain recognized and unrecognized revenue-producing assets. The recognized revenue-producing assets include goodwill and intangible assets acquired through business acquisitions. Goodwill primarily represents the expected synergies from combining an acquired business with the Sohu Group. Intangible assets acquired through business acquisitions mainly consist of customer relationships, non-compete agreements, user bases, copyrights, trademarks and developed technologies. Unrecognized revenue-producing assets mainly consist of licenses and intellectual property. Licenses include operations licenses, such as Internet information service licenses and licenses for providing content. Intellectual property developed by the Sohu Group mainly consists of patents, copyrights, trademarks, and domain names. The Sohu Group’s operations and businesses may be adversely impacted if the Sohu Group loses the ability to use and enjoy assets held by these VIEs.

VIEs Not Consolidated within the Sohu Group

As of December 31, 2014, the Group had three VIEs which were not consolidated within the Sohu Group. Since the Sohu Group neither has the power to direct these VIEs’ activities that will significantly impact their economic performance nor has the obligation to absorb losses of, or the right to receive benefits from, these VIEs that could potentially be significant to these VIEs, the Group is not the primary beneficiary and, accordingly, the Group recognizes the investments under the equity method or the cost method according to the share percentage the Group holds. In assessing the maximum exposure to a loss on the investments compared to the cost of its investment, the Sohu Group determined that it did not have further obligations exceeding the cost of the investments and that there were no terms of the investment arrangements that could require the Sohu Group to provide further financial support to the VIEs.

16. Sohu.com Inc. Shareholders’ Equity

Summary of Sohu.com Inc.’s outstanding shares (in thousands):

	Number of Outstanding Shares
	As of December 31,
	2012	2013	2014
Common stock:
Balance, beginning of year	38,082	38,089	38,326
Issuance of common stock	257	237	181
Repurchase of common stock	(250)	0	0

Balance, end of year	38,089	38,326	38,507

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

Treasury Stock

Treasury stock consists of shares repurchased by Sohu that are no longer outstanding and are held by Sohu. Treasury stock is accounted for under the cost method. For the years ended December 31, 2014 and 2013, Sohu did not repurchase any shares of its common stock.

Stock Incentive Plans

Sohu (excluding Sohu Video), Sogou, Changyou, and Sohu Video have incentive plans, and prior to June 28, 2013 7Road had an incentive plan, for the granting of share-based awards, including common stock or ordinary shares, share options, restricted shares and restricted share units, to their directors, executive officers, and employees.

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

For the years ended December 31, 2014, 2013 and 2012, total share-based compensation expense recognized for awards under the Sohu 2000 Stock Incentive Plan was $1.4 million, $2.2 million and $5.1 million, respectively.

i) Summary of share option activity

A summary of share option activity under the Sohu 2000 Stock Incentive Plan as of and for the year ended December 31, 2014 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at January 1, 2014	147	$18.87	1.39	$7,958
Exercised	(35)	17.97
Forfeited or expired	(2)	16.81
Outstanding at December 31, 2014	110	19.2	0.41	3,737
Vested at December 31, 2014	110	19.2	0.41	3,737
Exercisable at December 31, 2014	110	19.2	0.41	3,737

Note (1):	The aggregate intrinsic value in the preceding table represents the difference between Sohu’s closing stock price of $53.18 on December 31, 2014 and the exercise price of share options. The total intrinsic value of share options exercised for the year ended December 31, 2014 was $1.8 million.

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2014:

	Options Outstanding as of December 31, 2014			Options Exercisable as of December 31, 2014
Range of Exercise Price	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$17.00 - $17.79	70	0.33	$17.40	70	$17.40
$20.78 - $22.86	40	0.56	22.34	40	22.34

	110			110

No options have been granted under Sohu’s 2000 Stock Incentive Plan since 2006. For the years ended December 31, 2014, 2013 and 2012, no share-based compensation expense was recognized for share options because the requisite service periods for share options had ended by the end of 2009.

For the years ended December 31, 2014, 2013 and 2012, total cash received from the exercise of share options amounted to $0.6 million, $1.9 million and $0.8 million, respectively.

ii) Summary of restricted share unit activity

A summary of restricted share unit activity under the Sohu 2000 Stock Incentive Plan as of and for the year ended December 31, 2014 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2014	123	$61.27
Vested	(121)	61.27
Forfeited	(2)	61.27

Unvested at December 31, 2014	0

Expected to vest thereafter	0

For the years ended December 31, 2014, 2013 and 2012, total share-based compensation expense recognized for restricted share units was $1.4 million, $2.2 million and $5.1 million, respectively.

There was no unrecognized compensation expense for restricted share units as of December 31, 2014, because all remaining unvested restricted shares units vested in the first quarter of 2014. The total fair value on their respective vesting dates of restricted share units vested during the years ended December 31, 2014, 2013 and 2012 was $9.3 million, $6.2 million and $8.9 million, respectively.

Sohu’s 2010 Stock Incentive Plan

On July 2, 2010, Sohu’s shareholders adopted the Sohu 2010 Stock Incentive Plan, which provides for the issuance of up to 1,500,000 shares of common stock, including shares issued pursuant to the vesting and settlement of restricted share units and pursuant to the exercise of share options. The maximum term of any stock right granted under the Sohu 2010 Stock Incentive Plan is ten years from the grant date. The Sohu 2010 Stock Incentive Plan will expire on July 1, 2020. As of December 31, 2014, 1,364,263 shares were available for grant under the Sohu 2010 Stock Incentive Plan.

A summary of restricted share unit activity under the Sohu 2010 Stock Incentive Plan as of and for the year ended December 31, 2014 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2014	123	$84.82
Granted	36	67.57
Vested	(26)	80.41
Forfeited	(66)	83.81

Unvested at December 31, 2014	67	78.16

Expected to vest thereafter	49	71.59

For the years ended December 31, 2014, 2013 and 2012, total share-based compensation expense recognized for restricted share units was $3.0 million, $1.6 million and $0.9 million, respectively.

As of December 31, 2014, there was $2.6 million of unrecognized compensation expense related to unvested restricted share units. The expense is expected to be recognized over a weighted average period of 1.14 years. The total fair value on their respective vesting dates of restricted share units vested during the years ended December 31, 2014, 2013 and 2012 was $1.2 million, $1.0 million and $0.9 million, respectively.

2) Sogou Inc. Share-based Awards

Sogou 2010 Share Incentive Plan

Sogou adopted a share incentive plan on October 20, 2010. The number of Sogou ordinary shares issuable under the plan was 41,500,000 after an amendment that was effective August 22, 2014 (as amended, the “Sogou 2010 Share Incentive Plan”). Awards of share rights may be granted under the Sogou 2010 Share Incentive Plan to management and employees of Sogou and of any present or future parents or subsidiaries or variable interest entities of Sogou. The maximum term of any share right granted under the Sogou 2010 Share Incentive Plan is ten years from the grant date. The Sogou 2010 Share Incentive Plan will expire on October 19, 2020. As of December 31, 2014, Sogou had granted options for the purchase of 38,194,488 ordinary shares under the 2010 Sogou Share Incentive Plan.

Of the granted options for the purchase of 38,194,488 shares, options for the purchase of 25,744,488 shares will become vested and exercisable in four equal installments, with each installment vesting upon a service period requirement for management and key employees being met, as well as Sogou’s achievement of performance targets for the corresponding period. The performance target for each installment will be set at the beginning of each vesting period. Accordingly, for purposes of recognition of share-based compensation expense, each installment is considered to be granted as of that date. As of December 31, 2014, performance targets had been set for options for the purchase of 21,959,650 shares, subject to vesting upon service period requirements for management and key employees being met and Sogou’s achievement of performance targets and, accordingly, such options were considered granted for purposes of recognition of share-based compensation expense. As of December 31, 2014, options for the purchase of 19,911,719 shares had become vested and exercisable because both the service period and the performance requirements had been met, and of such vested options, options for the purchase of 15,292,630 shares had been exercised.

Of the granted share options, options for the purchase of 8,490,000 shares will become vested and exercisable in four or five equal installments, with (i) the first installment vesting upon Sogou’s completion of an IPO of its ordinary shares (“Sogou’s IPO”) and the expiration of all underwriters’ lockup periods applicable to Sogou’s IPO, and (ii) each of the three or four subsequent installments vesting on the first, second, third and, if applicable, fourth anniversary dates, respectively, of the closing of Sogou’s IPO.

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

All installments of options for the purchase of 8,490,000 shares that are subject to vesting upon completion of Sogou’s IPO and options for the purchase of 3,960,000 shares that are subject to vesting upon the completion of an Event were considered granted upon the issuance of the options. The completion of an Event is considered to be a performance condition of the awards. An IPO or other Event is not considered to be probable until it is completed. Under ASC 718, compensation cost should be accrued if it is probable that the performance condition will be achieved and should not be accrued if it is not probable that the performance condition will be achieved. As a result, no compensation expense will be recognized related to these options until the completion of an Event, and hence no share-based compensation expense was recognized for the year ended December 31, 2014 for the options for the purchase of 8,490,000 shares that are subject to vesting upon completion of Sogou’s IPO or for the options for the purchase of 3,960,000 shares that are subject to vesting upon the completion of an Event.

A summary of share option activity under the Sogou 2010 Stock Incentive Plan as of and for the year ended December 31, 2014 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2014	17,953	$0.251
Granted	6,742	0.001
Exercised	(5,258)	0.001
Forfeited or expired	(320)	0.001

Outstanding at December 31, 2014	19,117	0.236	7.76

Vested at December 31, 2014 and expected to vest thereafter	6,636

Exercisable at December 31, 2014	4,619

For the years ended December 31, 2014, 2013 and 2012, total share-based compensation expense recognized for share options under the Sogou 2010 Share Incentive Plan was $31.4 million, $3.1 million and $3.9 million, respectively.

As of December 31, 2014, there was $6.0 million of unrecognized compensation expense related to the unvested share options. The expense is expected to be recognized over a weighted average period of 0.55 years.

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

The fair value of the options granted to Sogou management and key employees was estimated on the date of grant using the Binomial option - pricing model (the “BP Model”) with the following assumptions used:

Granted to Employees	2012	2013	2014
Average risk-free interest rate	2.93%~3.21%	2.10%~2.87%	2.62%~3.05%
Exercise multiple	2~3	2~3	2~3
Expected forfeiture rate (post-vesting)	1.3%~11.9%	1.3%~6.0%	0%~12%
Weighted average expected option life	9	9	7
Volatility rate	50%~53%	47%~49%	49%~54%
Dividend yield	0%	0%	0%
Fair value	0.72	0.67	5.85~6.35

Sogou estimated the risk-free rate based on the market yields of U.S. Treasury securities with an estimated country-risk differential as of the valuation date. An exercise multiple was estimated as the ratio of the fair value of the shares over the exercise price as of the time the option is exercised, based on consideration of research studies regarding exercise patterns based on historical statistical data. In Sogou’s valuation analysis, a multiple of two was applied for employees and a multiple of three was applied for management. Sogou estimated the forfeiture rate to be 0% or 1% for Sogou management’s share options granted as of December 31, 2014 and 12% for Sogou employees’ share options granted as of December 31, 2014. The life of the share options is the contract life of the option. Based on the option agreement, the contract life of the option is 10 years. The expected volatility at the valuation date was estimated based on the historical volatility of comparable companies for the period before the grant date with length commensurate with the expected term of the options. Sogou has no history or expectation of paying dividends on its ordinary shares. Accordingly, the dividend yield is estimated to be 0%.

Share-based Awards to Sohu management

Under the Sohu Management Sogou Share Option Arrangement, which was approved by the boards of directors of Sohu and Sogou in March 2011, Sohu has the right to provide to Sohu management and key employees the opportunity to purchase from Sohu up to 12,000,000 ordinary shares of Sogou at a fixed exercise price of $0.625 per share. Of these 12,000,000 ordinary shares, 8,800,000 are Sogou ordinary shares previously held by Sohu and 3,200,000 are Sogou ordinary shares that were newly-issued on April 14, 2011 by Sogou to Sohu at a price of $0.625 per share, or a total of $2.0 million. As of December 31, 2014, Sohu had granted options for the purchase of 10,715,500 Sogou ordinary shares to Sohu management and key employees under the Sohu Management Sogou Share Option Arrangement.

Of the granted options for the purchase of 10,715,500 shares, options for the purchase of 8,315,500 shares will become vested and exercisable in four equal installments, with each installment vesting upon a service period requirement for management and key employees being met, as well as Sogou’s achievement of performance targets for the corresponding period. The performance target for each installment will be set at the beginning of each vesting period. Accordingly, for purposes of recognition of share-based compensation expense, each installment is considered to be granted as of that date. As of December 31, 2014, performance targets had been set for options for the purchase of 8,160,500 shares vesting upon service period requirements for management and key employees being met and Sogou’s achievement of performance targets and, accordingly, such share options were considered granted. As of December 31, 2014, options for the purchase of 7,688,075 shares had become vested and exercisable because both the service period and the performance requirements had been met, and vested options for the purchase of 6,396,000 shares had been exercised.

The remaining options for the purchase of 2,400,000 shares will become vested and exercisable in five equal installments, with (i) the first installment vesting upon Sogou’s IPO and the expiration of all underwriters’ lockup periods applicable to the IPO, and (ii) each of the four subsequent installments vesting on the first, second, third and fourth anniversary dates, respectively, of the closing of Sogou’s IPO. All installments of the options for the purchase of 2,400,000 shares that are subject to vesting upon the completion of Sogou’s IPO were considered granted upon the issuance of the options. The completion of a firm commitment IPO is considered to be a performance condition of the awards. An IPO event is not considered to be probable until it is completed. Under ASC 718, compensation cost should be accrued if it is probable that the performance condition will be achieved and should not be accrued if it is not probable that the performance condition will be achieved. As a result, no compensation expense will be recognized related to these options until the completion of an IPO, and hence no share-based compensation expense was recognized for the year ended December 31, 2014 for these options for the purchase of 2,400,000 shares.

A summary of share option activity as of and for the year ended December 31, 2014 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2014	3,880	$0.625
Granted	1,622	0.625
Exercised	(1,291)	0.625
Forfeited or expired	(46)	0.625

Outstanding at December 31, 2014	4,165	0.625	7.44

Vested at December 31, 2014 and expected to vest thereafter	1,765

Exercisable at December 31, 2014	1,292

For the years ended December 31, 2014, 2013 and 2012, total share-based compensation expense recognized for share options under the Management Sogou Share Option Arrangement was $8.9 million, $0.7 million and $0.7 million, respectively.

As of December 31, 2014, there was $1.1 million unrecognized compensation expense related to unvested share options. The expense is expected to be recognized over a weighted average period of 0.50 years.

The method used to determine the fair value of share options granted to Sohu management and key employees was the same as the method used for the share options granted to Sogou’s management and key employees as described above, except for the assumptions used in the BP Model as presented below:

Granted to Employees	2012	2013	2014
Average risk-free interest rate	2.93%~2.98%	2.10%~2.87%	2.62%~2.93%
Exercise multiple	2~3	2~3	2~3
Expected forfeiture rate (Post-vesting)	21.4%~27.0%	0%-8%	0%~8%
Weighted average expected option life	9	9	7
Volatility rate	50%	47%~48%	52%~54%
Dividend yield	0%	0%	0%
Fair value	0.28~0.32	0.27~0.38	5.23

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

As of December 31, 2014, options for the purchase of 15,320,000 shares granted under the Sogou 2010 Share Incentive Plan and options for the purchase of 612,500 shares granted under the Sohu Management Sogou Share Option Arrangement, or options for the purchase of a total of 15,932,500 shares, had been exercised early but had not been distributed to the beneficiaries of the trusts. All of the early-exercised shares that were distributed to those beneficiaries by the trusts in accordance with the vesting requirements under the original option agreements have been included in the disclosures under the headings “Sogou 2010 Share Incentive Plan” and “Share-based Awards to Sohu Management” above.

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

As of December 31, 2014, unvested Tencent restricted share unit awards held by these employees provided for the issuance of up to 428,300 ordinary shares of Tencent, taking into consideration a five-for-one split of Tencent’s shares that became effective in May 2014. For the year ended December 31, 2014 and 2013, share-based compensation expense of $4.9 million and $1.6 million, respectively, related to these Tencent restricted share units was recognized in the Group’s consolidated statements of comprehensive income. As of December 31, 2014, there was $2.5 million of unrecognized compensation expense related to these unvested restricted share units. This amount is expected to be recognized over a weighted average period of 2.63 years.

Sogou Share Repurchase Transaction

In June 2014, Sogou repurchased approximately 4.2 million of its Class A Ordinary Shares from noncontrolling shareholders, a majority of whom were employees of the Group, for an aggregate repurchase price of $41.6 million, which exceeded the fair value of the ordinary shares. Under ASC 718, the excess of the repurchase price over the fair value of the equity instruments repurchased from employees should be recognized as additional compensation expense. Therefore, for the year ended December 31, 2014, approximately $17.0 million of share-based compensation expense was recognized in the Sohu Group’s statements of comprehensive income as share-based compensation expense in connection with the repurchases.

3) Changyou.com Limited Share-based Awards

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

Through December 31, 2014, Changyou had granted under the Changyou 2008 Share Incentive Plan 15,000,000 ordinary shares to its former chief executive officer Tao Wang, through Prominence Investments Ltd., which is an entity that may be deemed under applicable rules of the Securities and Exchange Commission to be beneficially owned by Tao Wang. As of December 31, 2014, Changyou had also granted under the Changyou 2008 Share Incentive Plan restricted share units, settleable upon vesting by the issuance of an aggregate of 4,718,774 ordinary shares, to its executive officers other than Tao Wang, and certain other Changyou employees.

For the years ended December 31, 2014, 2013 and 2012, total share-based compensation expense recognized for awards under the Changyou 2008 Share Incentive Plan was $1.3 million, $1.2 million and $3.4 million, respectively.

Share-based Awards granted before Changyou’s IPO

All of the restricted ordinary shares and restricted share units granted before Changyou’s IPO became vested in 2012 and 2013. As of December 31, 2014, there was no share-based compensation expense recognized with respect to such restricted ordinary shares and restricted share units since their respective full vesting dates.

Share-based Awards granted after Changyou’s IPO

Through December 31, 2014, in addition to the share-based awards granted before Changyou’s IPO, Changyou had granted restricted share units, settleable upon vesting with the issuance of an aggregate of 1,685,902 ordinary shares, to certain of its executive officers other than Tao Wang and to certain of its other employees. These restricted share units are subject to vesting over a four-year period commencing on their grant dates. Share-based compensation expense for such restricted share units is recognized on an accelerated basis over the requisite service period. The fair value of restricted share units was determined based on the market price of Changyou’s ADSs on the grant date.

A summary of activity for these restricted share units as of and for the year ended December 31, 2014 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2014	218	$14.46
Granted	180	13.71
Vested	(93)	14.62
Forfeited	(85)	13.63

Unvested at December 31, 2014	220	14.09

Expected to vest thereafter	213	14.10

For the years ended December 31, 2014, 2013 and 2012, total share-based compensation expense recognized for these restricted share units was $1.3 million, $1.5 million and $3.0 million, respectively.

As of December 31, 2014, there was $1.5 million of unrecognized compensation expense related to these unvested restricted share units. The expense is expected to be recognized over a weighted average period of 1.11 years. The total fair value of these restricted share units vested during the years ended December 31, 2014, 2013 and 2012 was $1.1 million, $5.5 million and $4.7 million, respectively.

Changyou 2014 Share Incentive Plan

On June 27, 2014, Changyou reserved 2,000,000 of its Class A ordinary shares under the Changyou.com Limited 2014 Share Incentive Plan (the “Changyou 2014 Share Incentive Plan”) for the purpose of making share incentive awards to its executive officers and employees. On November 2, 2014, Changyou increased the number of Class A ordinary shares reserved under the “Changyou 2014 Share Incentive Plan” from 2,000,000 to 6,000,000. As of December 31, 2014, Changyou had granted under the 2014 Share Incentive Plan an aggregate of 2,416,000 Class A restricted share units (settleable upon vesting in Class A ordinary shares) to certain employees. These Class A restricted share units are subject to vesting over a four-year period commencing on their grant dates. The fair values as of the grant dates of the restricted share units were determined based on market price of Changyou’s ADSs on the grant dates. On February 16, 2015, Changyou’s Board of Directors approved the conversion of the 2,416,000 Class A restricted share units into options for the purchase of Class A ordinary shares at an exercise price of $0.01.

A summary of activity for the Class A ordinary shares as of and for the year ended December 31, 2014 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2014	0	$
Granted	2,416		12.64

Unvested at December 31, 2014	2,416		12.64

Expected to vest thereafter	2,416		12.64

For the year ended December 31, 2014, total share-based compensation expense recognized for awards under the Changyou 2014 Share Incentive Plan was $2.6 million.

As of December 31, 2014, there was $27.9 million of unrecognized compensation expense related to the unvested Class A ordinary shares. The expense is expected to be recognized over a weighted average period of 1.33 years. The total fair value of these Class A ordinary shares vested during the year ended December 31, 2014 was nil.

4) Sohu Video Share-based Awards

On January 4, 2012, Sohu Video adopted the Video 2011 Share Incentive Plan, under which 25,000,000 ordinary shares of Sohu Video are reserved for the purpose of making share incentive awards to management and key employees of the video division and to Sohu management. The maximum term of any share incentive award granted under the Video 2011 Share Incentive Plan is ten years from the grant date. The Video 2011 Share Incentive Plan will expire on January 3, 2021. As of December 31, 2014, grants of options for the purchase of 16,368,200 ordinary shares of Sohu Video had been made under the Video 2011 Share Incentive Plan, and options for the purchase of 4,972,800 ordinary shares were vested.

For the year ended December 31, 2014, total share-based compensation expense recognized for vested options under the Video 2011 Share Incentive Plan was $ 4.0 million.

The method used to determine the fair value of share options granted was the same as the method used for the share options granted to Sogou’s management and key employees as described above, except for the assumptions used in the BP Model as presented below:

Assumptions Adopted	2014
Average risk-free interest rate	2.57%
Exercise multiple	2.8
Expected forfeiture rate (post-vesting)	10%
Weighted average expected option life	7.0
Volatility rate	60.6%
Dividend yield	0%
Fair value	0.82

5) 7Road Share-based Awards

See Note 2 - Summary of Significant Accounting Policies - Share-based Compensation Expense.

17. Changyou Share Repurchase

On July 27, 2013, Changyou’s Board of Directors authorized a share repurchase program of up to $100 million of the outstanding ADSs of Changyou over a two-year period from July 27, 2013 to July 26, 2015. As of December 31, 2014, Changyou had repurchased under the share repurchase program 754,800 of its ADSs, representing 1,509,600 ordinary shares, at an aggregate cost of approximately $20.8 million.

18. Sogou Transactions

On October 22, 2010, Sogou issued and sold 24.0 million, 14.4 million and 38.4 million, respectively, of its newly-issued Series A Preferred Shares to Alibaba; China Web; and Photon for $15 million, $9 million, and $24 million, respectively. On June 29, 2012, Sohu purchased Alibaba’s 24.0 million Sogou Series A Preferred Shares for a purchase price of $25.8 million.

On September 16, 2013, Sogou entered into a series of agreements with Tencent, Sohu Search and Photon pursuant to which Sogou issued Series B Preferred Shares and Class B Ordinary Shares to Tencent for a net amount of $448 million in cash and Tencent transferred its Soso search-related businesses and certain other assets to Sogou (collectively, the “Sogou-Tencent Transactions”). Also on that date, Sogou entered into Repurchase Option Agreements with Sohu Search and Photon, and a Repurchase/Put Option Agreement with China Web, with respect to all of the Series A Preferred Shares of Sogou held by Sohu Search and China Web, and a portion of the Series A Preferred Shares of Sogou held by Photon. Also on that date, Sogou, Sohu Search, Photon, Mr. Xiaochuan Wang, four other members of Sogou’s management (collectively, the “Sohu Parties”) and Tencent entered into a Shareholders Agreement (the “Shareholders Agreement”) under which the parties agreed to vote their Sogou voting shares in all elections of directors to elect three designees of Sohu Search and two designees of Tencent.

On September 17, 2013, Sogou paid a special dividend to the three holders of Series A Preferred Shares of Sogou in the aggregate amount of $300.9 million, of which Sohu Search received $161.2 million, Photon received $43.0 million, and China Web received $96.7 million.

On December 2, 2013, Tencent invested $1.5 million in cash in Sogou Information, which is a VIE of Sogou, as additional consideration in connection with the Sogou-Tencent Transactions, in return for a 45% equity interest in Sogou Information. Through a share pledge agreement and an exclusive equity interest purchase right agreement between Tencent and Sogou Technology, and similar agreements between the other two shareholders of Sogou Information, Sogou Technology controls all shareholder voting rights in Sogou Information, has the power to direct the activities of Sogou Information, and is the primary beneficiary of Sogou Information, and Tencent and the other two shareholders of Sogou Information act as Sohu Technology’s nominees.

On March 24, 2014, Sogou purchased from China Web, pursuant to the Repurchase/Put Option Agreement between Sogou and China Web, 14.4 million Series A Preferred Shares of Sogou, for an aggregate purchase price of $47.3 million.

In June 2014, Sogou repurchased approximately 4.2 million of its Class A Ordinary Shares from noncontrolling shareholders, a majority of whom were employees of the Group, for an aggregate purchase price of $41.6 million.

Pursuant to the Shareholders Agreement, Sohu will hold approximately 52% of the total voting power and control the election of the Board of Directors of Sogou, assuming that the remaining repurchase options are exercised, Tencent’s non-voting Class B Ordinary Shares are converted to voting shares, and all share options under the Sogou 2010 Share Incentive Plan and all share options under an arrangement providing for Sogou share-based awards to be available for grants to Sohu management and key employees (the “Sohu Management Sogou Share Option Arrangement”) are granted and exercised. As Sohu is the controlling shareholder of Sogou, Sohu consolidates Sogou in the Sohu Group’s consolidated financial statements, and recognizes noncontrolling interest reflecting economic interests in Sogou held by shareholders other than Sohu.

Sohu’s Shareholding in Sogou

As of December 31, 2014, Sogou had outstanding a combined total of 357,444,213 ordinary shares and preferred shares held as follows:

(i)	Sohu:

132,817,250 Class A Ordinary Shares and 24,000,000 Series A Preferred Shares. Of the Class A Ordinary Shares, 5,617,250 shares are subject to purchase from Sohu under options held by Sohu management and key employees. All of the 24,000,000 Series A Preferred Shares are subject to repurchase by Sogou commencing March 16, 2014;

(ii)	Photon:

38,400,000 Series A Preferred Shares, of which 6,400,000 are subject to repurchase by Sogou commencing March 16, 2014;

(iii)	Tencent:

6,757,875 Class A Ordinary Shares, 65,431,579 Series B Preferred Shares and 79,368,421 non-voting Class B Ordinary Shares; and

(iv)	Various employees of Sogou and Sohu: 10,669,088 Class A Ordinary Shares.

Because no ordinary shares will be issued with respect to share options granted by Sogou until they are vested and exercised, share options granted by Sogou that have not vested and vested share options that have not yet been exercised are not included as outstanding shares of Sogou and have no impact on the Sohu Group’s basic net income per share. Unvested share options with performance targets achieved and vested share options that have not yet been exercised do, however, have a dilutive impact on the Sohu Group’s dilutive net income per share. See Note 22 - Net Income /(Loss) per Share.

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

19. Business Combinations

Sogou

Acquisition of Shi Ji Guang Su

On September 16, 2013, as part of the Sogou-Tencent Transactions, Sogou acquired from Tencent Shi Ji Guang Su, which conducts Soso search-related businesses, and other related assets for cash consideration of approximately $27.6 million (the “Shi Ji Guang Su Acquisition”). The Sohu Group began to consolidate Shi Ji Guang Su’s financial statements commencing September 16, 2013. As of December 31, 2014, Sogou had paid $27.6 million of the consideration for the Shi Ji Guang Su Acquisition.

The allocation of the consideration of the assets acquired and liabilities assumed based on their fair value on the date of Shi Ji Guang Su Acquisition was as follows (in thousands):

As of September 16, 2013
Cash	$3,249
Receivables	7,967
Fixed assets acquired	21,964
Goodwill	4,199
Identifiable intangible assets acquired	5,686
Liabilities	(15,447)

Total	$27,618

The fixed assets acquired in the Shi Ji Guang Su Acquisition consist primarily of computer equipment and hardware. The identifiable intangible assets acquired in the Shi Ji Guang Su Acquisition consist primarily of developed technologies, trademarks and domain names. These identifiable intangible assets were valued using the income approach. The excess of the purchase price over identifiable tangible and intangible assets acquired and identifiable liabilities assumed was recorded as goodwill.

Based on an assessment of Shi Ji Guang Su’s financial performance prior to the Shi Ji Guang Su Acquisition, Shi Ji Guang Su is not considered material to the Sohu Group. Thus the Group’s management concluded that the presentation of pro forma financial information with respect to the results of operations of the Sohu Group including Shi Ji Guang Su is not necessary.

Changyou

Acquisition of MoboTap

On July 16, 2014, Changyou, through a wholly-owned subsidiary, entered into an investment agreement with MoboTap Inc. (“MoboTap”), a Cayman Islands company which is the mobile technology developer behind the Dolphin Browser, MoboTap’s subsidiaries and variable interest entities, and MoboTap’s shareholders pursuant to which Changyou purchased from then existing shareholders of MoboTap at the closing, which took place on July 31, 2014, shares of MoboTap representing 51% of the equity interests in MoboTap on a fully-diluted basis for approximately $90.8 million in cash. In addition, Changyou has the right to purchase up to 10% of the equity interests in MoboTap from the noncontrolling shareholders, at a price of 20% below the IPO price, before a qualified IPO of MoboTap. If MoboTap achieves specified performance milestones for 2016 and certain specified key employees continue their employment with MoboTap at the time the milestones are achieved, but there has not been an IPO by MoboTap, the noncontrolling shareholders of MoboTap will have a one-time right to put to Changyou shares of MoboTap held by them, representing up to 15% of the equity interests in MoboTap, for an aggregate price of up to $53 million. The Sohu Group began to consolidate MoboTap’s financial statements commencing with the closing of the acquisition.

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

The acquired identifiable intangible assets represent the Dolphin Browser user base, technology and trademark, the useful lives of which were 2.4 years, 5.4 years and 10.4 years, respectively. The acquired user base was valued with the cost approach, and the acquired technology and trademark were valued with the income approach. Goodwill of $113.0 million primarily represents the expected synergies from combining the operations of Changyou and MoboTap, which are complementary to each other. In accordance with ASC 350, goodwill is not amortized but is tested for impairment and is not deductible for tax purposes. As of December 31, 2014, no measurement period adjustment had been recorded.

Based on an assessment of MoboTap’s financial performance conducted in connection with the acquisition, MoboTap was not considered material to the Sohu Group. Thus the Sohu Group’s management concluded that the presentation of pro forma financial information with respect to the results of operations of the Sohu Group including the acquired MoboTap was not necessary. The operating results of MoboTap, which are not significant to the Sohu Group, have been included in the Sohu Group’s consolidated financial statements since the acquisition date. As the Dolphin Browser serves as a gateway to a host of user activities on mobile devices and contributes to Changyou’s platform channel business, MoboTap is reported under the Changyou segment.

Acquisition of Doyo

In November 2013, Changyou acquired 100% of the equity interests in Doyo, a game resources portal, for fixed cash consideration of approximately $6.5 million, and variable cash consideration up to a maximum of $7.3 million, which is payable if and when Doyo achieved performance milestones specified in the acquisition agreement. Changyou’s management performed with the assistance of a third party valuer a valuation as of the date of acquisition of the variable cash consideration considering the possibility of Doyo’s achieving the milestones, and determined that the fair value was $4.8 million at the time of the acquisition. The Sohu Group began to consolidate Doyo’s financial statements upon the acquisition.

The allocation of the consideration of the assets acquired and liabilities assumed based on their historical carrying amounts was as follows (in thousands):

As of November 29, 2013
Cash Consideration	$6,521
Contingent Consideration	4,785

Total consideration	11,306

Tangible assets	1,324
Identifiable intangible assets acquired	3,620
Goodwill	7,626
Liabilities assumed	(1,264)

Total	$11,306

Since Doyo primarily engages in the online advertising and traffic monetization business, which has similar economic characteristics with the 17173.com Website, Doyo is aggregated into the business associated with the 17173.com Website as a reporting unit. The excess of the purchase price over the tangible assets, identifiable intangible assets (mainly user base and domain names) acquired and liabilities assumed was recorded as goodwill relating to the business associated with the 17173.com Website. The acquired identifiable intangible assets were valued by various approaches, including the income approach, as appropriate. Total goodwill of $7.6 million primarily represents the expected synergies from combining operations of Changyou and Doyo, which are complementary to each other. In accordance with ASC 350, goodwill is not amortized but is tested for impairment and is not deductible for tax purposes. As of December 31, 2014, no measurement period adjustment had been recorded.

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

Changyou’s management reviewed the achievement of the performance milestones of Doyo as of December 31, 2014. Doyo’s performance had exceeded the milestone established for the year ended December 31, 2014, and considering the operations of Doyo as at December 31, 2014, management determined that there was a higher probability of Doyo’s achieving the milestone established for the year ended December 31, 2015 than that there was at the time of the acquisition. As a result, Changyou recorded a change in fair value of the contingent consideration of $1.2 million in the consolidated statements of comprehensive income in 2014. As of December 31, 2014, the carrying value of the contingent consideration amounted to $5.9 million.

Acquisition of RaidCall

On November 19, 2013, Changyou entered into an investment agreement with Beijing Kunlun Tech Co., Ltd. and certain of its affiliates (collectively, the “Kalends Group”), pursuant to which TalkTalk was incorporated in the British Virgin Islands and initially wholly-owned by the Kalends Group, RaidCall (HK) Limited (“RaidCall HK”) was incorporated in Hong Kong as a wholly-owned subsidiary of TalkTalk, and Beijing Changyou RaidCall Internet Technology Co., Ltd. (“Changyou RaidCall”) was incorporated in the PRC as a wholly-owned subsidiary of RaidCall HK. The Kalends Group then transferred to RaidCall HK and Changyou RaidCall all of the assets associated with a free social communication software platform, which is specifically designed for online gaming and music-related value-added services, that the Kalends Group operated through a series of Websites (the “RaidCall Business”). On December 24, 2013, pursuant to the investment agreement, Changyou acquired 62.5% of the equity interests, on a fully-diluted basis, in TalkTalk for total cash consideration of $47.6 million. Of the total consideration, $27.6 million was paid to purchase from the Kalends Group a portion of the ordinary shares of TalkTalk held by the Kalends Group and $20.0 million was injected for newly-issued ordinary shares of TalkTalk. Also effective upon the closing of the transaction, 15% of the equity interests of TalkTalk on a fully-diluted basis were reserved for grants of equity incentive awards to key employees associated with RaidCall and the Kalends Group continued to hold the remaining 22.5% of the equity interests on a fully-diluted basis.

On the acquisition date, the allocation of the consideration of the assets acquired and liabilities assumed based on their fair values was as follows (in thousands):

As of December 24, 2013
Cash Consideration	$47,627

Tangible assets	20,016
Identifiable intangible assets acquired	17,888
Goodwill	33,740
Fair value of noncontrolling interest	(17,172)
Liability assumed	(6,845)

Total	$47,627

The acquired identifiable intangible assets were valued by the income approach. The excess of the purchase price over the tangible assets, identifiable intangible assets (consisting primarily of software technology and domain name) acquired and liabilities assumed was recorded as goodwill relating to the Changyou segment. Goodwill of $33.7 million primarily represents synergies between Changyou’s existing online game business and the RaidCall Business that had been expected to result from an enhancement of game players’ experience through Changyou’s offering of the RaidCall communications tool in Changyou’s online games. In accordance with ASC 350, goodwill is not amortized but is tested for impairment and is not deductible for tax purposes. As of December 31, 2014, no measurement period adjustment had been recorded.

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

In 2014, Changyou’s management concluded that RaidCall was unable to provide the expected synergies with Changyou’s online games business. Accordingly, Changyou fully impaired the goodwill and intangible assets generated in the acquisition of the RaidCall business (See Note-11 Goodwill and Note-10 Intangible Assets, Net).

Acquisition of 7Road

On May 11, 2011, Changyou acquired 68.258% of the equity interests of Shenzhen 7Road for fixed cash consideration of approximately $68.3 million, plus additional variable cash consideration of up to a maximum of $32.8 million that was contingent upon the achievement of specified performance milestones through December 31, 2012. Shenzhen 7Road is primarily engaged in Web game operations, through third party joint operators, and development. The Company began to consolidate Shenzhen 7Road’s financial statements on June 1, 2011. The purpose of the acquisition was to accelerate Changyou’s position in China’s online games industry and add a new category of games to Changyou’s growing product portfolio. On the acquisition date, the allocation of the consideration of the assets acquired and liabilities assumed based on their fair value was as follows:

As of June 1, 2011
Cash consideration	$68,258
Contingent consideration	28,051

Total consideration	96,309

Receivables	7,440
Other tangible assets	22,213
Completed game	20,837
Games under development	3,561
Other identifiable intangible assets acquired	986
Goodwill	103,366
Liabilities assumed	(8,983)
Fair value of noncontrolling interest and put option	(53,111)

Total	$96,309

The excess of the purchase price over tangible assets, identifiable intangible assets acquired, and liabilities assumed was recorded as goodwill relating to the Changyou segment. Charges for impairment of acquired intangible assets for the years ended December 31, 2012, 2013 and 2014 were $0.6 million, nil and nil, respectively. The acquired identifiable intangible assets were valued by various approaches, including the income approach and the replacement cost approach, as appropriate.

The fair value of non-controlling interest in Shenzhen 7Road was determined mainly based on the number of shares held by non-controlling shareholders and the equity value close to the acquisition date, taking into consideration other factors, as appropriate. If Shenzhen 7Road achieved specified performance milestones and 7Road (after the 7Road Reorganization) did not complete an initial public offering, the non-controlling shareholders had the right to put their equity interests in 7Road to Changyou at a predetermined price agreed upon at the acquisition date (“the put option”). In accordance with ASC480, Changyou measured this non-controlling interest and a put option at their acquisition-date fair values. An independent valuation firm was hired to determine the fair values upon the acquisition date.

The agreement for the acquisition of Shenzhen 7Road included a contingent consideration arrangement that required additional consideration to be paid by Changyou based on the financial performance of Shenzhen 7Road over a period through December 31, 2012. The range of the undiscounted amounts the Company could have paid under the contingent consideration provisions of the agreement was between nil and $32.8 million. The fair value of the contingent consideration recognized on the acquisition date of $28.1 million was estimated by an independent valuation firm, with the income approach applied. There were no indemnification assets involved. As of the end of 2012, 7Road had exceeded the financial performance milestones and as a result changes in fair value of the contingent consideration of $2.2 million were recognized in other expense for the year ended December 31, 2012. Total identifiable intangible assets acquired upon acquisition mainly included a completed game, games under development and other identifiable intangible assets acquired, including a non-compete agreement, of $179,000, and relationship with operators of $807,000. The games under development are subject to amortization after completion. Completed game and other identifiable intangible assets acquired are amortized over an estimated average weighted useful life of five years. Total goodwill of $103.4 million primarily represents the expected synergies from combining operations of Shenzhen 7Road with those of Changyou, which were expected to be complementary to each other. In accordance with ASC350, goodwill is not amortized but is tested for impairment and is not deductible for tax purposes.

On May 1, 2013, Changyou entered into an agreement to acquire all of the ordinary shares of 7Road held by the non-controlling shareholders, representing 28.074% of the outstanding share capital of 7Road, and all of the equity interests in Shenzhen 7Road held by shareholders other than Gamease, for aggregate cash consideration of approximately $78.0 million. The acquisition closed on June 5, 2013. Effective with the closing, 7Road became an indirect wholly-owned subsidiary of Changyou, and Changyou’s VIE Gamease became the sole shareholder of 7Road’s VIE Shenzhen 7Road. As of December 31, 2013, Changyou had paid $76.0 million of the total cash consideration. As of December 31, 2014, the remaining $2.0 million was settled.

20. Mezzanine Equity-Noncontrolling Interest

Mezzanine Equity consisted of the noncontrolling interest in 7Road and a put option pursuant to which the noncontrolling shareholders would have had the right to put their ordinary shares in 7Road to Changyou at a pre-determined price if 7Road achieved specified performance milestones before the expiration of the put option and 7Road did not complete an IPO. The put option was due to expire in 2014. Since the occurrence of the sale was not solely within the control of Changyou, the noncontrolling interest was classified as mezzanine equity instead of permanent equity in the Sohu Group’s and Changyou’s consolidated financial statements.

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

For the years ended December 31, 2014, 2013 and 2012, accretion charges of nil, $17.8 million and $11.2 million, respectively, were recorded in the Sohu Group’s statements of comprehensive income as net income attributable to the mezzanine-classified noncontrolling interest shareholders of 7Road. There was no associated accretion in 2014, as no mezzanine equity existed after Changyou’s acquisition on June 5, 2013 of all of the ordinary shares of 7Road held by the noncontrolling shareholders.

21. Noncontrolling Interest

The primary majority-owned subsidiaries and VIEs of the Sohu Group which are consolidated in its consolidated financial statements but with noncontrolling interest recognized are Sogou and Changyou.

Noncontrolling Interest for Sogou

Since Sohu controls the election of the Board of Directors of Sogou, Sohu is Sogou’s controlling shareholder. Therefore, Sogou’s financial results have been consolidated with those of Sohu for all periods presented. To reflect the economic interest in Sogou held by shareholders other than Sohu (the “Sogou noncontrolling shareholders”), Sogou’s net income /(loss) attributable to the Sogou noncontrolling shareholders is recorded as noncontrolling interest in the Sohu Group’s consolidated statements of comprehensive income. Sogou’s cumulative results of operations attributable to the Sogou noncontrolling shareholders, along with changes in shareholders’ equity /(deficit) and adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled and the Sogou noncontrolling shareholders’ investments in Sogou Preferred Shares and Ordinary Shares are accounted for as a noncontrolling interest classified as permanent equity in the Sohu Group’s consolidated balance sheets, as the Sohu Group has the right to reject a redemption requested by the noncontrolling interest. These treatments are based on the terms governing investment, and on the terms of the classes of Sogou shares held, by the noncontrolling shareholders in Sogou.

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

Noncontrolling Interest in the Consolidated Balance Sheets

As of December 31, 2014 and 2013, noncontrolling interest in the consolidated balance sheets was $487.2 million and $510.0 million, respectively.

	As of December 31,
	2013	2014
Sogou	$199,059	$145,538
Changyou	307,898	341,707
Others	3,058	0

Total	$510,015	$487,245

Noncontrolling Interest of Sogou

As of December 31, 2014 and 2013, noncontrolling interest of Sogou of $145.5 million and $199.1 million, respectively, was recognized in the Sohu Group’s consolidated balance sheets, representing Sogou’s cumulative results of operations attributable to shareholders other than Sohu, Sogou’s share-based compensation expense, and the investments of shareholders other than Sohu in Preferred Shares and Ordinary Shares of Sogou, the adjustment of the investment basis of shareholders other than Sohu due to the special dividend paid to holders of Series A Preferred Shares of Sogou on September 17, 2013, the repurchase of Sogou Series A Preferred Shares from China Web on March 24, 2014, and Sogou’s repurchase of Class A Ordinary Shares from noncontrolling shareholders in June 2014.

Noncontrolling Interest of Changyou

As of December 31, 2014 and 2013, noncontrolling interest of Changyou of $341.7 million and $307.9 million, respectively, was recognized in the Sohu Group’s consolidated balance sheets, representing as of both dates a 32% economic interest in Changyou’s net assets held by shareholders other than Sohu and reflecting the reclassification of Changyou’s share-based compensation expense from shareholders’ additional paid-in capital to noncontrolling interest.

Noncontrolling Interest in the Consolidated Statements of Comprehensive Income

For the years ended December 31, 2014, 2013 and 2012, net income/ (loss) attributable to the noncontrolling interest in the consolidated statements of comprehensive income was negative $32.3 million, positive $82.0 million and positive $78.8 million, respectively.

	Year Ended December 31,
	2012	2013	2014
Sogou	$(10,905)	$(5,884)	$(14,202)
Changyou	89,625	87,289	(18,873)
Others	117	639	766

Total	$78,837	$82,044	$(32,309)

Noncontrolling Interest of Sogou

For the years ended December 31, 2014, 2013 and 2012, respectively, net loss attributable to the noncontrolling interest of Sogou was recognized in the Sohu Group’s consolidated statements of comprehensive income, representing Sogou’s net loss attributable to shareholders other than Sohu.

Noncontrolling Interest of Changyou

For the years ended December 31, 2014, 2013 and 2012, respectively, net income /(loss) attributable to the noncontrolling interest of Changyou, representing the 32% economic interest in Changyou attributable to shareholders other than Sohu for both periods, was recognized in the Sohu Group’s consolidated statements of comprehensive income.

22. Net Income /(Loss) per Share

Basic net income /(loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income /(loss) per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise or settlement of share-based awards using the treasury stock method. The dilutive effect of share-based awards with performance requirements is not considered before the performance targets are actually met. The computation of diluted net income /(loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect (i.e. an increase in earnings per share amounts or a decrease in loss per share amounts) on net income /(loss) per share. For the year ended December 31, 2014, 111,000 common shares potentially issuable upon the exercise or settlement of share-based awards using the treasury stock method were anti-dilutive and excluded from the denominator for calculation of diluted net loss per share.

Additionally, for purposes of calculating the numerator of diluted net income /(loss) per share, the net income /(loss) attributable to the Sohu Group is adjusted as follows. The adjustment will not be made if there is an anti-dilutive effect.

(1)	Sogou’s net income /(loss) attributable to the Sohu Group is determined using the percentage that the weighted average number of Sogou shares held by Sohu represents of the weighted average number of Sogou Preferred Shares and Ordinary Shares, shares issuable upon the conversion of convertible preferred shares under the if-converted method, and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, and is not determined by allocating Sogou’s net income /(loss) to the Sohu Group using the methodology for the calculation of net income /(loss) attributable to the Sogou noncontrolling shareholders discussed in Note 21 - Noncontrolling Interest.

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

For the year ended December 31, 2014, all of these Sogou shares and share options had a dilutive effect, and therefore were included in the calculation of the Sohu Group’s diluted net loss per share. This impact is presented as “incremental dilution from Sogou” in the table below.

(2)	Changyou’s net income /(loss) attributable to the Sohu Group is determined using the percentage that the weighted average number of Changyou shares held by Sohu represents of the weighted average number of Changyou ordinary shares and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, and not by using the percentage held by Sohu of the total economic interest in Changyou, which is used for the calculation of basic net income per share.

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

For the year ended December 31, 2014, all of these Changyou restricted share units had an anti-dilutive effect, and therefore were excluded from the calculation of the Sohu Group’s diluted net loss per share, and “incremental dilution from Changyou” in the table below was zero.

As discussed in Note 1 - Organization and Nature of Operations, on June 29, 2012, Sohu purchased 24.0 million Sogou Series A Preferred Shares from Alibaba, and this transaction gave rise to a deemed dividend amounting to $14.2 million, which was the difference between the price Sohu paid to Alibaba for the Series A Preferred Shares and the carrying amount of these 24.0 million Series A Preferred Shares in the Group’s consolidated financial statements. This deemed dividend has been subtracted from Net income attributable to Sohu.com Inc. for the year ended December 31, 2012 in the table below, to revise the historical inappropriate treatment when calculating the basic and diluted net income per share attributable to Sohu.com Inc.

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

On March 24, 2014 Sogou purchased from China Web 14.4 million Series A Preferred Shares of Sogou for an aggregate purchase price of $47.3 million. The transaction gave rise to a deemed dividend amounting to $27.7 million, which was deemed to have been contributed by Sohu, as a holder of ordinary shares of Sogou, for the difference between the price Sogou paid to China Web for the Series A Preferred Shares and the carrying amount of these 14.4 million Series A Preferred Shares in the Group’s consolidated financial statements. This deemed dividend has been subtracted from net income attributable to Sohu.com Inc. for the year ended December 31, 2014 in the table below when calculating the basic and diluted net loss per share attributable to Sohu.com Inc.

The following table presents the calculation of the Sohu Group’s basic and diluted net income /(loss) per share (in thousands, except per share data).

	Year Ended December 31,
	2012	2013	2014
Numerator:
Net income /(loss) attributable to Sohu.com Inc., basic (after subtracting the dividend or deemed dividend to noncontrolling Sogou Series A Preferred shareholders)	$72,940	$(15,298)	$(166,657)
Effect of dilutive securities:
Incremental dilution from Sogou	(6,629)	(2,138)	(3,919)
Incremental dilution from Changyou	(2,453)	(826)	0

Net income /(loss) attributable to Sohu.com Inc., diluted	$63,858	$(18,262)	$(170,576)

Denominator:
Weighted average basic common shares outstanding	38,038	38,255	38,468
Effect of dilutive securities:
Share options and restricted share units	354	247	0

Weighted average diluted common shares outstanding	$38,392	$38,502	$38,468

Basic net income /(loss) per share attributable to Sohu.com Inc.	$1.92	$(0.40)	$(4.33)

Diluted net income /(loss) per share attributable to Sohu.com Inc.	$1.66	$(0.47)	$(4.43)

23. China Contribution Plan

The Sohu Group’s subsidiaries and consolidated VIEs in China participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Group’s subsidiaries and consolidated VIEs to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Group’s China-based subsidiaries and consolidated VIEs have no further commitments beyond their monthly contributions. For the years ended December 31, 2014, 2013 and 2012, the Group’s China based subsidiaries and consolidated VIEs contributed a total of $134.2 million, $100.7 million and $68.3 million, respectively, to these funds.

24. Profit Appropriation

The Sohu Group’s China-based subsidiaries and VIEs are required to make appropriations to certain non-distributable reserve funds.

In accordance with the China Foreign Investment Enterprises laws, those of the Group’s China-based subsidiaries that are considered under PRC law to be WFOEs are required to make appropriations from their after-tax profit as determined under generally accepted accounting principles in the PRC (the “after-tax-profit under PRC GAAP”) to non-distributable reserve funds, including (i) a general reserve fund, (ii) an enterprise expansion fund, and (iii) a staff bonus and welfare fund. Each year, at least 10% of the after-tax-profit under PRC GAAP is required to be set aside as general reserve fund until such appropriations for the fund equal 50% of the registered capital of the applicable entity. The appropriation for the other two reserve funds is at the Group’s discretion as determined by the Board of Directors of each entity.

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

For the years ended December 31, 2014, 2013 and 2012, the amount of profits contributed to these funds by the Group totaled at $4.9 million, $3.0 million and $0.4 million, respectively.

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

25. Concentration Risks

Because its operations are substantially conducted in the PRC, the Sohu Group is subject to PRC-related political, economic and legal risks. Besides these risks, the Sohu Group may also have the following concentration risks.

Operation Risk

For the years ended December 31, 2014, 2013 and 2012, there are no revenues from clients that individually represent greater than 10% of the total revenues.

For the year ended December 31, 2014, 25% of the Sohu Group’s total revenue and 63% of the Sohu Group’s online game revenue was derived from a single massively multi-player online role-playing game called TLBB, which was launched in May 2007.

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

Credit Risk

As of December 31, 2014, approximately 46% of the Sohu Group’s cash and cash equivalents were held in 15 financial institutions in China. The remaining cash and cash equivalents were mainly held in financial institutions in the Hong Kong, U.S., and Korea.

As of December 31, 2013, approximately 48% of the Sohu Group’s cash and cash equivalents were held in 16 financial institutions in China. The remaining cash and cash equivalents were mainly held in financial institutions in the Hong Kong, U.S., and India.

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

Management expects that any additional institutions that the Sohu Group uses for its cash and bank deposits will be chosen with similar criteria for soundness. As a further means of managing its credit risk, the Sohu Group holds its cash and bank deposits in a number of different financial institutions. As of December 31, 2014 and 2013, the Sohu Group held its cash and bank deposits in different financial institutions and held no more than approximately 24% and 25%, respectively, of its total cash at any single institution.

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

26. Restricted Net Assets

Relevant PRC law and regulations permit payment of dividends by PRC-based operating entities only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, a PRC-based operating entity is required to annually appropriate 10% of net after-tax income to the statutory surplus reserve fund (see Note 24) prior to payment of any dividends, unless such reserve funds have reached 50% of the entity’s registered capital. As a result of these and other restrictions under PRC law and regulations, PRC-based operating entities are restricted in their ability to transfer a portion of their net assets to the Company either in the form of dividends, loans or advances. Even though the Company currently does not require any such dividends, loans or advances from PRC-based operating entities for working capital and other funding purposes, the Company may in the future require additional cash resources from PRC-based operating entities due to changes in business conditions, to fund future acquisitions and development, or to declare and pay dividends to or distribution to its shareholders.

27. Subsequent Events

On February 7, 2015, Sohu’s Board of Directors approved the grant of 1,068,000 share options with nominal exercise prices to its executive officers and key employees under Sohu’s 2010 Stock Incentive Plan. These awards are expected to vest over a period of four years.

The Group has performed an evaluation of subsequent events through the date the financial statements were issued, with no other material event or transaction needing recognition or disclosure found.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

SOHU.COM INC.

CONDENSED BALANCE SHEETS

(In thousands)

	As of December 31,
	2013	2014
ASSETS
Current assets:
Cash and cash equivalents	$35,659	$23,189
Prepaid and other current assets	194	1,186
Due from subsidiaries and variable interest entities	3,806	3,806

Total current assets	39,659	28,181
Interests in subsidiaries and variable interest entities	1,294,104	1,176,914

Total assets	$1,333,763	$1,205,095

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$7,058	$3,434

Total current liabilities	7,058	3,434

Shareholders’ equity:
Common stock: $0.001 par value per share (75,400 shares authorized; 38,326 shares and 38,507 shares, respectively, issued and outstanding as of December 31, 2013 and 2014)	44	44
Additional paid-in capital	601,633	650,148
Treasury stock (5,889 shares as of both December 31, 2013 and 2014)	(143,858)	(143,858)
Accumulated other comprehensive income	116,304	109,402
Retained earnings	752,582	585,925

Total shareholders’ equity	1,326,705	1,201,661

Total liabilities and shareholders’ equity	$1,333,763	$1,205,095

SOHU.COM INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2012	2013	2014
Revenues	$0	$0	$0
Cost of revenues	0	0	0

Gross profit	0	0	0

Operating expenses:
General and administrative	5,316	10,747	7,829

Operating loss	(5,316)	(10,747)	(7,829)

Equity in profit /(loss) of subsidiaries and variable interest entities	98,478	90,676	(129,324)
Other expense	158	0	(28)
Interest income	18	36	76

Income /(loss) before income tax expense	93,338	79,965	(137,105)
Income tax expense	6,179	12,840	1,805
Net income /(loss)	87,159	67,125	(138,910)

Other comprehensive income /(loss)	3,323	36,763	(6,903)

Comprehensive income /(loss)	$90,482	$103,888	$(145,813)

SOHU.COM INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2013	2014
Cash flows from operating activities:
Net income /(loss)	$87,159	$67,125	$(138,910)
Adjustments to reconcile net income to net cash used in operating activities:
Investment income from subsidiaries and variable interest entities	(98,478)	(90,676)	129,324
Excess tax benefits from share-based payment arrangements	(5,591)	0	0
Share-based compensation expense	1,325	886	1,120
Others	118	0
Changes in current assets and liabilities:
Prepaid and other current assets	111	206	(110)
Taxes payable	5,354	2,771	(510)
Accrued liabilities	(259)	574	(3,996)

Net cash used in operating activities	(10,261)	(19,114)	(13,082)
Cash flows from investing activities:
Net cash repatriated from subsidiaries	7,706	0	0
Dividend received	18,009	30,000	0

Net cash provided by investing activities	25,715	30,000	0
Cash flows from financing activities:
Repurchase of common stock	(12,566)	0	0
Issuance of common stock	790	1,915	612
Excess tax benefits from share-based payment arrangements	5,591	0	0

Net cash provided by /(used in) financing activities	(6,185)	1,915	612

Net increase /(decrease) in cash and cash equivalents	9,269	12,801	(12,470)
Cash and cash equivalents at beginning of year	13,589	22,858	35,659

Cash and cash equivalents at end of year	$22,858	$35,659	$23,189

NOTES TO SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF SOHU.COM INC.

1.	The condensed financial statements of Sohu.com Inc. (the “Company”) have been prepared in accordance with U.S. GAAP.

2.	The Company records its investment in subsidiaries under the equity method. Such investment and long-term loans to subsidiaries are presented on the balance sheets as interests in subsidiaries and consolidated VIEs and the profit of the subsidiaries is presented as equity in profit of subsidiaries and consolidated VIEs on the statements of comprehensive income.

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

3.	As of December 31, 2014 and 2013, there were no material contingencies, significant provisions of long-term obligations, or mandatory dividend or redemption requirements of redeemable stocks or guarantees of the Company, except for those which have been separately disclosed in the Consolidated Financial Statements, if any.

4.	On February 21, 2013, Sohu.com Limited distributed a $30 million cash dividend to Sohu.com Inc.

On August 13, 2012, Sohu.com Limited distributed a $10.0 million cash dividend to Sohu.com Inc. On August 6, 2012, Changyou declared a special one-time cash dividend of $1.90 per ordinary share, or $3.80 per ADS. On September 21, 2012, Changyou paid out this special cash dividend of $201.0 million, with $128.0 million paid to and received by Sohu.com Limited and $8.0 million paid to and received by Sohu.com Inc.

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Sixth Amended and Restated Certificate of Incorporation of Sohu.com Inc. as filed with the Delaware Secretary of State on July 17, 2000.

3.2(17)	Second Amended and Restated By-Laws of Sohu.com Inc., effective February 7, 2015.

10.1(2)	Loan and Share Pledge Agreement dated November 19, 2001 among Sohu.com Inc., Dr. Charles Zhang and Li Wei.

10.2(4)	Purchasing Agreement of Real Property between Sohu Era and Vision Hua Qing.

10.3(5)	Master Transaction Agreement, dated January 1, 2009, by and between Sohu.com Inc. and Changyou.com Limited.

10.4(5)	Project Cooperation Agreement, dated November 20, 2009, by and between Beijing Raycom Real Estate Development Co., Ltd. and Beijing Sohu Media.

10.5(6)	Amended and Restated Marketing Services Agreement, dated January 1, 2010, by and between Sohu.com Inc. and Changyou.com Limited.

10.6(7)	Project Cooperation Agreement of Changyou, dated August 23, 2010.

10.7(7)	Amended and Restated 2010 Stock Incentive Plan.

10.8(7)	Cooperation Agreement, dated September 30, 2010. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted information has been filed separately with the Securities and Exchange Commission).

10.9(8)	Share Transfer Framework Agreement for Shenzhen 7Road dated April 22, 2011 (Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted information has been filed separately with the Securities and Exchange Commission).

10.10(9)	Master Transaction Agreement, dated as of November 29, 2011, between, on the one hand, the registrant, Sohu.com Limited, Sohu Internet, Sohu Era, and Sohu Media, and, on the other hand, Changyou.com Limited, Changyou.com HK, Gamespace, and Guanyou Gamespace.

10.11(9)	Amended and Restated Non-Competition Agreement, dated as of November 29, 2011, between Changyou.com Limited and the registrant.

10.12(9)	Services Agreement, dated as of November 29, 2011, between Changyou Gamespace and Sohu Media.

10.13(9)	Online Links and Advertising Agreement, dated as of November 29, 2011, between Guanyou Gamespace and Sohu Media.

10.14(10)	2011 Share Incentive Plan of Sohu Video.

10.15(10)	English Translation of Form of Loan Agreements, dated August 20, 2008, between AmazGame and each of the then shareholders of Gamease.

10.16(10)	English Translation of Form of Equity Interest Purchase Right Agreements, dated August 20, 2008, among AmazGame, Gamease and each of the then shareholders of Gamease.

10.17(10)	English Translation of Form of Equity Pledge Agreements, dated August 20, 2008, between AmazGame and each of the then shareholders of Gamease.

10.18(10)	English Translation of Services and Maintenance Agreement, dated November 30, 2007, between AmazGame and Gamease.

10.19(10)	English Translation of Technology Support and Utilization Agreement, dated August 20, 2008, between AmazGame and Gamease.

10.20(10)	English Translation of Loan Assignment and Equity Interest Transfer Agreement, dated June 23, 2010, between AmazGame, Gamease, Yaobin Wang, Dewen Chen and Tao Wang.

10.21(10)	English Translation of Loan Agreement, dated June 23, 2010, between AmazGame and Dewen Chen.

10.22(10)	English Translation of Equity Interest Purchase Right Agreement, dated June 23, 2010, among AmazGame, Gamease and Dewen Chen.

10.23(10)	English Translation of Equity Interest Pledge Agreement, dated June 23, 2010, among AmazGame, Gamease and Dewen Chen.

10.24(10)	English Translation of Form of Powers Of Attorney, dated June 23, 2010, by Dewen Chen and Tao Wang in favor of AmazGame.

10.25(10)	English Translation of Business Operation Agreement, dated June 23, 2010, among AmazGame and Gamease, Tao Wang and Dewen Chen.

10.26(10)	English Translation of Exclusive Technology Consulting and Services Agreement, dated September 26, 2010, between Sogou Technology and Sogou Information.

10.27(10)	English Translation of Technology Development and Utilization Services Agreement, dated June 26, 2012, between 7Road Technology and Shenzhen 7Road.

10.28(10)	English Translation of Services and Maintenance Agreement, dated June 26, 2012, between 7Road Technology and Shenzhen 7Road.

10.29(11)	Employment Agreement effective as of March 8, 2013, entered into on February 18, 2013, between Sohu.com Inc. and Carol Yu.

10.30(12)	Acquisition Framework Agreement, dated as of May 1, 2013, between Changyou.com Webgames (HK) Limited, Burgeon Max Limited, and others. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted information has been filed separately with the Securities and Exchange Commission)

10.31(13)	Subscription Agreement dated September 16, 2013 among Sogou Inc, Sohu Search, Photon and THL A21 Limited.

10.32(13)	Shareholders’ Agreement dated September 16, 2013 among Sogou Inc, Sohu Search, Photon, THL A21 Limited, Sogou Management and Management Trusts.

10.33(13)	Second Restated Articles of Association of Sogou Inc. adopted on September 16, 2013.

10.34(13)	Voting Agreement dated September 16, 2013 among Sogou Inc, Sohu Search, Photon, Sogou Management and Management Trusts.

10.35(13)	Termination Agreement dated September 16, 2013 among Sogou Inc, China Web, Photon and Sohu Search regarding Amended and Restated Investors’ Rights Agreement Amended and Restated Right of First Refusal and Co-Sale Agreement.

10.36(13)	Repurchase Option Agreement dated September 16, 2013 between Sogou Inc and Sohu Search.

10.37(13)	Repurchase Option Agreement dated September 16, 2013 between Sogou Inc and China Web.

10.38(13)	Repurchase Option Agreement dated September 16, 2013 between Sogou Inc and Photon.

10.39(13)	Equity Transfer Contract dated September 16, 2013 between Tencent Computer System Company Limited and Sogou Information.

10.40(14)	English Translation of Loan Agreement, dated December 2, 2013, between Sogou Technology and Xiaochuan Wang.

10.41(14)	English Translation of Share Pledge Agreement, dated December 2, 2013, among Sogou Technology, Sogou Information and the shareholders of Sogou Information.

10.42(14)	English Translation of Exclusive Equity Interest Purchase Rights Agreement, dated December 2, 2013, among Sogou Technology, Sogou Information and the shareholders of Sogou Information.

10.43(14)	English Translation of Business Operation Agreement, dated December 2, 2013, among Sogou Technology, Sogou Information and the shareholders of Sogou Information.

10.44(14)	English Translation of Power of Attorney, dated December 2, 2013, by the shareholders of Sogou Information in favor of Sogou Technology.

10.45(14)	English Translation of Exclusive Technology Consulting and Services Agreement August 2, 2012, between Sohu Internet and Sohu Era.

10.46(14)	English Translation of Amended and Restated Equity Interest Purchase Right Agreements, dated June 5, 2013, among 7Road Technology, Shenzhen 7Road and Gamease.

10.47(14)	English Translation of Amended and Restated Equity Interest Pledge Agreements, dated June 5, 2013, among 7Road Technology, Shenzhen 7Road and Gamease.

10.48(14)	English Translation of Power of Attorney, dated June 5, 2013, by Gamease in favor of 7Road Technology.

10.49(14)	English Translation of Amended and Restated Business Operation Agreement, dated June 5, 2013, among 7Road Technology, Shenzhen 7Road and Gamease.

10.50(14)	English Translation of Supplemental Agreement to the Technology Development and Utilization Services Agreement dated June 5, 2013, between 7Road Technology and Shenzhen 7Road.

10.51(14)	English Translation of Supplemental Agreement to Services and Maintenance Agreement dated June 5, 2013, between 7Road Technology and Shenzhen 7Road.

10.52(14)	English Translation of Loan Facility Letter, dated August 13, 2013, among Hang Seng Bank Limited, Changyou.com HK Limited and Changyou.com Limited.

10.53(14)	English Translation of Loan Facility Letter, dated July 26, 2013, between the Bank of East Asia, Limited and Changyou.com Limited.

10.54(14)	English Translation of Loan Facility Letter, dated May 8, 2013, among Hang Seng Bank Limited, Changyou.com HK Limited and Changyou.com Limited.

10.54(14)	English Translation of Investment Agreement, dated November 19, 2013, among Koram Games Limited, Heroic Vision Holdings Limited, and others. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted information has been filed separately with the Securities and Exchange Commission)

10.56(14)	English Translation of Supplementary Agreement to Investment Agreement, dated December 24, 2013, among Koram Games Limited, Heroic Vision Holdings Limited, and others. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted information has been filed separately with the Securities and Exchange Commission)

10.57(15)	Termination Agreement entered into between Sohu.com Inc. and Ms. Belinda Wang, dated March 5, 2014.

10.58(16)	English Translation of Convertible Bond Subscription Agreement, dated July 16, 2014, between MoboTap Inc. and Glory Loop Limited.

10.59(16)	English Translation of Investment Agreement, dated July 16, 2014, among Glory Loop Limited, Beijing Gamease Age Internet Technology Co., Ltd, and others. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted information has been filed separately with the Securities and Exchange Commission)

10.60(16)	English Translation of Shareholder Agreement, dated July 31, 2014, among Glory Loop Limited, Beijing Gamease Age Internet Technology Co., Ltd, and others. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted information has been filed separately with the Securities and Exchange Commission)

10.61(18)	English translation of Call Option Agreement, among ICE Information Technology (Shanghai) Co., Ltd (or ICE Information), Shanghai ICE Information Technology Co., Ltd. (or Shanghai ICE) and the shareholders of Shanghai ICE

10.62(18)	English translation of Form of Share Pledge Agreement, among ICE Information, Shanghai ICE and the shareholders of Shanghai ICE

10.63(18)	English translation of Business Operation Agreement, among ICE Information, Shanghai ICE and the shareholders of Shanghai ICE

10.64(18)	English translation of Exclusive Business Cooperation Agreement, dated September 11, 2007, between ICE Information and Shanghai ICE

10.65(18)	English translation of Exclusive Technology Consulting and Service Agreement, dated September 11, 2007, between ICE Information and Shanghai ICE

10.66(18)	Sixth Amended and Restated Memorandum of Association of Sogou Inc.

10.67(18)	2010 Share Incentive Plan of Sogou Inc. (as amended and restated)

10.68(18)	2014 Share Incentive Plan of Changyou.com Limited

10.69(18)	Employment Agreement effective as of January 1, 2015, entered into on December 31, 2014, between Sohu.com Inc. and Charles Zhang.

10.70(18)	English Translation of Loan Agreement, dated November 15, 2011, between Video Tianjin and Ye Deng, the shareholder of Tianjin Jinhu.

10.71(18)	English Translation of Loan Agreement, dated December 4, 2013, between Video Tianjin and Xuemei Zhang, the shareholder of Tianjin Jinhu.

10.72(18)	English Translation of Equity Pledge Agreement, dated November 15, 2011, between Video Tianjin and Ye Deng, the shareholder of Tianjin Jinhu.

10.73(18)	English Translation of Equity Pledge Agreement, dated December 4, 2013, between Video Tianjin and Xuemei Zhang, the shareholder of Tianjin Jinhu.

10.74(18)	English Translation of Exclusive Equity Interest Purchase Right Agreement, dated December 4, 2013, between Video Tianjin, Tianjin Jinhu and the shareholders of Tianjin Jinhu.

10.75(18)	English Translation of Business Operation Agreement, dated December 4, 2013, among Video Tianjin, Tianjin Jinhu and the shareholders of Tianjin Jinhu.

10.76(18)	English Translation of Powers of Attorney, dated December 4, 2013, executed by the shareholders of Tianjin Jinhu in favor of Video Tianjin.

10.77(18)	English Translation of Exclusive Technology Consulting and Services Agreement, dated December 4, 2013, between Video Tianjin and Tianjin Jinhu.

10.78(18)	English Translation of Share Pledge Agreement, dated July 31, 2014, among Beijing Baina Technology, Wuhan Baina Information and the shareholders of Wuhan Baina Information. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted information has been filed separately with the Securities and Exchange Commission)

10.79(18)	English Translation of Exclusive Call Option Agreement, dated July 31, 2014, among Beijing Baina Technology, Gamease, Wuhan Baina Information and Yongzhi Yang. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted information has been filed separately with the Securities and Exchange Commission)

10.80(18)	English Translation of Assignment Agreement in relation to Shareholders Rights, dated July 31, 2014, among Beijing Baina Technology, Gamease, Wuhan Baina Information and Yongzhi Yang. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted information has been filed separately with the Securities and Exchange Commission)

10.81(18)	English Translation of Exclusive Services Agreement, dated July 31, 2014, between Beijing Baina Technology and Wuhan Baina Information.

10.82(18)	Loan and Share Pledge Agreement, effective as of April 28, 2014, by and among Sohu.com Limited, Charles Zhang and Wei Li. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted information has been filed separately with the Securities and Exchange Commission)

14.1(3)	Code of Ethics and Conduct.

21.1(18)	Subsidiaries of the registrant.

23.1(18)	Consent of Independent Registered Public Accounting Firm.

23.2(18)	Consent of Haiwen & Partners, PRC Counsel.

24.1(18)	Power of Attorney (included in signature page to Form 10-K).

31.1(18)	Rule 13a-14(a)/15d-14(a) Certification of Dr. Charles Zhang.

31.2(18)	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu.

32.1(18)	Section 1350 Certification of Dr. Charles Zhang.

32.2(18)	Section 1350 Certification of Carol Yu.

101(18)	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of December 31, 2014 and 2013; (ii) Condensed Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (iii) Condensed Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; (iv) Condensed Consolidated Statements of Changes in Equity for the years ended December 31, 2014, 2013 and 2012; (v) Notes to Condensed Consolidated Financial Statements, tagged using four different levels of detail; and (vi) Schedule I – Condensed Financial Information Of Registrant.

(1)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2000.
(2)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 15, 2002.
(3)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 2, 2004.
(4)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 8, 2007.
(5)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on February 26, 2010.
(6)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 7, 2010.
(7)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 8, 2010.
(8)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on August 8, 2011.
(9)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on December 1, 2011.
(10)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on February 28, 2013.
(11)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 9, 2013.
(12)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on August 8, 2013.
(13)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 8, 2013.
(14)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on February 28, 2014.
(15)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 9, 2014.
(16)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 7, 2014.
(17)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on February 12, 2015.
(18)	Filed herewith.