Form 10-Q
period 2015-03-31
SOHU COM INC
filed 2015-05-08
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 31, 2015
Common stock, $.001 par value	38,560,980

SOHU.COM INC.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SOHU.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except par value)

	As of
	December 31, 2014	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$876,340	$923,485
Restricted time deposits	282,186	249,698
Short-term investments	191,577	163,707
Accounts receivable, net	230,401	231,474
Prepaid and other current assets	116,704	90,842
Held-for-sale assets	0	139,779

Total current assets	1,697,208	1,798,985

Fixed assets, net	540,778	531,393
Goodwill	303,426	193,604
Long-term investments, net	24,067	30,638
Intangible assets, net	110,691	105,984
Restricted time deposits	144,562	144,051
Prepaid non-current assets	8,933	10,357
Other assets	37,344	34,428

Total assets	$2,867,009	$2,849,440

LIABILITIES
Current liabilities:
Accounts payable (including accounts payable of consolidated variable interest entities (“VIEs”) without recourse to the Company of $3,495 and $27,262, respectively, as of December 31, 2014 and March 31, 2015)	$127,758	$134,495
Accrued liabilities (including accrued liabilities of consolidated VIEs without recourse to the Company of $78,051 and $58,075, respectively, as of December 31, 2014 and March 31, 2015)	239,231	258,295
Receipts in advance and deferred revenue (including receipts in advance and deferred revenue of consolidated VIEs without recourse to the Company of $53,641 and $50,474, respectively, as of December 31, 2014 and March 31, 2015)	127,740	118,990
Accrued salary and benefits (including accrued salary and benefits of consolidated VIEs without recourse to the Company of $6,300 and $7,056, respectively, as of December 31, 2014 and March 31, 2015)	108,741	69,859
Taxes payable (including taxes payable of consolidated VIEs without recourse to the Company of $10,767 and $8,538, respectively, as of December 31, 2014 and March 31, 2015)	33,380	30,066
Deferred tax liabilities (including deferred tax liabilities of consolidated VIEs without recourse to the Company of $1,669 and $1,635, respectively, as of December 31, 2014 and March 31, 2015)	22,356	23,303
Short-term bank loans (including short-term bank loans of consolidated VIEs without recourse to the Company of nil as of both December 31, 2014 and March 31, 2015)	25,500	25,500

Other short-term liabilities (including other short-term liabilities of consolidated VIEs without recourse to the Company of $30,893 and $49,854, respectively, as of December 31, 2014 and March 31, 2015)	105,644	108,730
Contingent consideration (including contingent consideration of consolidated VIEs without recourse to the Company of $3,935 and nil, respectively, as of December 31, 2014 and March 31, 2015)	3,935	0
Held-for-sale liabilities (including held-for-sale liabilities of consolidated VIEs without recourse to the Company of nil and $2,100, respectively, as of December 31, 2014 and March 31, 2015)	0	2,100

Total current liabilities	794,285	771,338

Long-term accounts payable (including long-term accounts payable of consolidated VIEs without recourse to the Company of $21,534 and $21,980 as of December 31, 2014 and March 31, 2015)	5,143	3,414
Long-term bank loans (including long-term bank loans of consolidated VIEs without recourse to the Company of nil as of both December 31, 2014 and March 31, 2015)	344,500	344,500
Long-term taxes payable (including long-term taxes payable of consolidated VIEs without recourse to the Company of nil as of both December 31, 2014 and March 31, 2015)	24,829	24,822
Deferred tax liabilities (including deferred tax liabilities of consolidated VIEs without recourse to the Company of $1,799 and $652, respectively, as of December 31, 2014 and March 31, 2015)	7,417	6,197
Contingent consideration (including contingent consideration of consolidated VIEs without recourse to the Company of $1,929 and $1,979, respectively, as of December 31, 2014 and March 31, 2015)	1,929	1,979

Total long-term liabilities	383,818	380,912

Total liabilities	1,178,103	1,152,250

Commitments and contingencies
SHAREHOLDERS’ EQUITY
Sohu.com Inc. shareholders’ equity:
Common stock: $0.001 par value per share (75,400 shares authorized; 38,507 shares and 38,561 shares, respectively, issued and outstanding as of December 31, 2014 and March 31, 2015)	44	44
Additional paid-in capital	650,148	656,597
Treasury stock (5,889 shares as of both December 31, 2014 and March 31, 2015)	(143,858)	(143,858)
Accumulated other comprehensive income	109,402	111,855
Retained earnings	585,925	554,805

Total Sohu.com Inc. shareholders’ equity	1,201,661	1,179,443
Noncontrolling interest	487,245	517,747

Total shareholders’ equity	1,688,906	1,697,190

Total liabilities and shareholders’ equity	$2,867,009	$2,849,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2015
Revenues:
Online advertising:
Brand advertising	$111,103	$133,821
Search and Web directory	64,309	105,126

Subtotal of online advertising revenues	175,412	238,947

Online games	163,388	184,994
Others	26,515	31,391

Total revenues	365,315	455,332

Cost of revenues:
Online advertising:
Brand advertising	64,140	104,552
Search and Web directory	31,737	49,919

Subtotal of cost of online advertising revenues	95,877	154,471

Online games	26,586	49,485
Others	16,035	18,198

Total cost of revenues	138,498	222,154

Gross profit	226,817	233,178

Operating expenses:
Product development	117,722	102,191
Sales and marketing	142,354	83,128
General and administrative	35,354	45,164

Total operating expenses	295,430	230,483

Operating profit/ (loss)	(68,613)	2,695

Other income	3,750	3,154
Interest income	8,457	6,035
Exchange difference	578	(183)

Income /(loss) before income tax expense	(55,828)	11,701
Income tax expense	214	16,300

Net loss	(56,042)	(4,599)
Less: Net income /(loss) attributable to the noncontrolling interest shareholders	(4,935)	26,521
Deemed dividend to noncontrolling Sogou Series A Preferred shareholders	27,747	0

Net loss attributable to Sohu.com Inc.	$(78,854)	$(31,120)

Net loss	$(56,042)	$(4,599)
Other comprehensive income /(loss)	(12,824)	1,169

Comprehensive loss	(68,866)	(3,430)

Less: Comprehensive income /(loss) attributable to noncontrolling interest shareholders	(8,626)	25,237
Deemed dividend to noncontrolling Sogou Series A Preferred shareholders	27,747	0

Comprehensive loss attributable to Sohu.com Inc.	(87,987)	(28,667)
Basic net loss per share attributable to Sohu.com Inc.	$(2.05)	$(0.81)

Shares used in computing basic net loss per share attributable to Sohu.com Inc.	38,411	38,525

Diluted net loss per share attributable to Sohu.com Inc.	$(2.05)	$(0.81)

Shares used in computing diluted net loss per share attributable to Sohu.com Inc.	38,411	38,525

The accompanying notes are an integral part of these condensed consolidated financial statements

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2015
Cash flows from operating activities:
Net loss	$(56,042)	$(4,599)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,274	20,534
Share-based compensation expense	5,240	12,226
Amortization of intangible assets and purchased video content in prepaid expense	28,436	54,150
Impairment of intangible assets	140	5,274
Provision for allowance for doubtful accounts	39	912
Investment income from investments in debt securities	(1,370)	0
Change in fair value of put option	(2,304)	0
Change in fair value of short-term investments	0	(410)
Others	148	1,040
Changes in assets and liabilities, net of acquisition:
Accounts receivable	8,781	(2,564)
Prepaid and other assets	(840)	906
Accounts payable	11,401	2,471
Receipts in advance and deferred revenue	(9,171)	(8,329)
Taxes payable	(9,900)	(2,920)
Deferred tax	(8,567)	8,199
Accrued liabilities and other short-term liabilities	(20,256)	(46,927)

Net cash provided by /(used in) operating activities	(34,991)	39,963
Cash flows from investing activities:
Purchase of fixed assets	(10,082)	(19,873)
Purchase of intangible and other assets	(28,412)	(33,570)
Purchase of long-term investments	0	(343)
Proceeds received from debt securities at maturity	82,009	0
Cash received related to restricted time deposits	48,764	31,422
Proceeds from short-term investments, net	2,827	26,375
Other cash proceeds related to investing activities	1,550	11,536

Net cash provided by investing activities	96,656	15,547
Cash flows from financing activities:
Issuance of common stock	348	765
Repurchase of Sogou Series A Preferred Shares from noncontrolling shareholders	(47,285)	0
Repurchase of Changyou American depositary shares (“ADSs”)	0	(1,329)
Proceeds /(repayments) of loans from offshore banks	(153,193)	0
Exercise of share-based awards in subsidiary	0	1
Other cash proceeds related to financing activities	0	569

Net cash provided by /(used in) financing activities	(200,130)	6
Effect of exchange rate changes on cash and cash equivalents	(4,398)	2,376
Reclassification of cash and cash equivalents to held-for-sale assets	0	(10,747)

Net increase /(decrease) in cash and cash equivalents	(142,863)	47,145
Cash and cash equivalents at beginning of period	1,287,288	876,340

Cash and cash equivalents at end of period	$1,144,425	$923,485

Supplemental cash flow disclosures:
Barter transactions	716	461
Supplemental schedule of non-cash investing activity:
Consideration payable for acquisitions	31,408	5,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Three Months Ended March 31, 2014

(In thousands)

		Sohu.com Inc. Shareholders’ Equity
	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$1,836,720	$44	$601,633	$(143,858)	$116,304	$752,582	$510,015
Issuance of common stock	348	0	348	0	0	0	0
Repurchase of Sogou Series A Preferred Shares from noncontrolling shareholders	(47,285)	0	26,276	0	0	(27,747)	(45,814)
Exercise of right to repurchase from China Web	1,584	0	1,584	0	0	0	0
Share-based compensation expense	5,230	0	4,215	0	0	0	1,015
Settlement of share-based awards in subsidiary	0	0	628	0	0	0	(628)
Purchase of equity interests of a VIE from a third-party shareholder	(809)	0	11	0	0	0	(820)
Net income attributable to Sohu.com Inc. and noncontrolling interest Shareholders	(56,042)	0	0	0	0	(51,107)	(4,935)
Accumulated other comprehensive loss	(12,824)	0	0	0	(9,133)	0	(3,691)

Ending balance	$1,726,922	$44	$634,695	$(143,858)	$107,171	$673,728	$455,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Three Months Ended March 31, 2015

(In thousands)

		Sohu.com Inc. Shareholders’ Equity
	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$1,688,906	$44	$650,148	$(143,858)	$109,402	$585,925	$487,245
Issuance of common stock	766	0	766	0	0	0	0
Repurchase of Changyou ADSs	(1,329)	0	(905)	0	0	0	(424)
Share-based compensation expense	12,277	0	4,846	0	0	0	7,431
Settlement of share-based awards in subsidiary	0	0	1,284	0	0	0	(1,284)
Purchase of noncontrolling interest in RaidCall	0	0	458	0	0	0	(458)
Net income /(loss) attributable to Sohu.com Inc. and noncontrolling interest shareholders	(4,599)	0	0	0	0	(31,120)	26,521
Accumulated other comprehensive Income	1,169	0	0	0	2,453	0	(1,284)

Ending balance	$1,697,190	$44	$656,597	$(143,858)	$111,855	$554,805	$517,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Company and Basis of Presentation

Nature of Operations

Sohu.com Inc. (NASDAQ: SOHU), a Delaware corporation organized in 1996, is a leading Chinese online media, search and game service group providing comprehensive online products and services on PCs and mobile devices in the People’s Republic of China (the “PRC” or “China”). Sohu.com Inc.’s businesses are conducted by Sohu.com Inc. and its subsidiaries and VIEs (collectively referred to as the “Sohu Group” or “the Group”). The Sohu Group consists of Sohu, which when referred to in this report, unless the context requires otherwise, excludes the businesses and the corresponding subsidiaries and VIEs of Sogou Inc. (“Sogou”) and Changyou.com Limited (“Changyou”), Sogou and Changyou. Sogou and Changyou are indirect controlled subsidiaries of Sohu.com Inc. Sohu is a leading Chinese language online media content and services provider. Sogou is a leading online search, client software and mobile Internet product provider in China. Changyou is a leading online game developer and operator in China as measured by the popularity of its MMOG TLBB and its mobile game TLBB 3D, and engages primarily in the development, operation and licensing of online games for PCs and mobile devices. Most of the Group’s operations are conducted through the Group’s indirect wholly-owned and majority-owned china-based subsidiaries and variable interest entities (“VIEs”).

Through the operation of Sohu, Sogou and Changyou, the Sohu Group generates online advertising revenues (including brand advertising revenues and search and Web directory revenues (formerly referred to as “search and others” revenues)), online games revenues and others revenues. Online advertising and online games are the Group’s core businesses. For the three months ended March 31, 2015, total revenues generated by Sohu, Sogou and Changyou were approximately $455.3 million.

Sohu’s Business

Brand Advertising Business

Sohu’s main business is the brand advertising business, which offers to users, over Sohu’s matrices of Chinese language online media, various content, products and services across multiple Internet-enabled devices such as PCs, mobile phones and tablets. The majority of Sohu’s products and services are provided through Sohu Media Portal, Sohu Video and Focus.

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

Sogou’s Business

Search and Web Directory Business

The search and Web directory business primarily offers advertisers pay-for-click services, as well as online marketing services on Web directories operated by Sogou. Pay-for-click services enable advertisers’ promotional links to be displayed on the Sogou search result pages and Sogou Website Alliance members’ Websites where the links are relevant to the subject and content of such Web pages. Both pay-for-click services and online marketing services on Web directories operated by Sogou expand distribution of our advertisers’ Website links and advertisements by leveraging traffic on Sogou Website Alliance members’ Websites. The search and Web directory business benefits significantly from Sogou’s collaboration with Tencent Holdings Limited (together with its subsidiaries, “Tencent”), which provides Sogou access to traffic generated from users of products and services provided by Tencent.

Revenues generated by the search and Web directory business are classified as search and Web directory revenues in the Sohu Group’s consolidated statements of comprehensive income.

Others Business

Sogou also engages in the others business by primarily offering Internet value-added services (or “IVAS”) with respect to the operation of Web games and mobile games developed by third parties as well as other services provided to users. Revenues generated by Sogou from the others business are classified as others revenues in the Sohu Group’s consolidated statements of comprehensive income.

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

Changyou’s flagship MMOG is Tian Long Ba Bu (“TLBB”). For the three months ended March 31, 2015, revenues from TLBB were $86.5 million, accounting for approximately 47% of Changyou’s online game revenues, approximately 41% of Changyou’s total revenues and approximately 19% of the Sohu Group’s total revenues.

Platform Channel Business

Changyou also owns and operates a number of Web properties and software applications for PCs and mobile devices (collectively referred to as “platform channels”), including the 17173.com Website, one of the leading information portals for game players in China; RaidCall, which provides online music and entertainment services, primarily in Taiwan; and the Dolphin Browser, a gateway to a host of user activities on mobile devices, with the majority of its users based in Europe, Russia and Japan. Changyou’s platform channels serve various needs of its users and help Changyou reach more user communities and conduct cross-promotions of its games and services. Revenues generated by 17173.com are classified as brand advertising revenues, and revenues generated by RaidCall and the Dolphin Browser are classified as others revenues, in the Group’s consolidated statements of comprehensive income.

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

Basis of Consolidation and Recognition of Noncontrolling Interest

The consolidated financial statements include the accounts of Sohu.com Inc. and its wholly-owned and majority-owned subsidiaries and consolidated VIEs. All intercompany transactions are eliminated.

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

Noncontrolling Interest Recognition

Noncontrolling interests are recognized to reflect the portion of the equity of majority-owned subsidiaries and VIEs which is not attributable, directly or indirectly, to the controlling shareholders. The primary majority-owned subsidiaries and VIEs of the Sohu Group which are consolidated in the Group’s consolidated financial statements with noncontrolling interest recognized are Sogou and Changyou.

Basis of Presentation

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The accompanying unaudited condensed consolidated interim financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the three months ended March 31, 2015 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

The following tables present summary information by segment (in thousands):

	Three Months Ended March 31, 2014
	Sohu
	Brand Advertising	Others	Sohu Sub-total	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$104,570	$13,414	$117,984	$69,972	$180,753	$(3,394)	$365,315
Segment cost of revenues	(60,869)	(7,234)	(68,103)	(31,701)	(39,144)	236	(138,712)

Segment gross profit /(loss)	$43,701	$6,180	49,881	38,271	141,609	(3,158)	226,603

SBC (2) in cost of revenues			356	(31)	(111)	0	214

Gross profit			50,237	38,240	141,498	(3,158)	226,817

Operating expenses:
Product development			(22,507)	(24,183)	(69,558)	1,179	(115,069)
Sales and marketing			(53,444)	(11,040)	(80,573)	3,406	(141,651)
General and administrative			(9,315)	(2,597)	(21,168)	(176)	(33,256)
SBC (2) in operating expenses			(2,745)	(2,826)	(196)	313	(5,454)

Total operating expenses			(88,011)	(40,646)	(171,495)	4,722	(295,430)

Operating profit /(loss)			(37,774)	(2,406)	(29,997)	1,564	(68,613)
Other income			2,028	2,356	617	(1,251)	3,750
Interest income			1,914	452	6,091	0	8,457
Exchange difference			(74)	(85)	737	0	578
Income /(loss) before income tax expense			(33,906)	317	(22,552)	313	(55,828)

Income tax (expense) /benefit			(2,897)	0	2,683	0	(214)

Net income /(loss)			$(36,803)	$317	$(19,869)	$313	$(56,042)

Note (1):	The elimination for segment revenues mainly consists of marketing services provided by the brand advertising segment (banner advertisements etc.) to the Changyou segment.
Note (2):	“SBC” stands for share-based compensation expense.

	Three Months Ended March 31, 2015
	Sohu
	Brand Advertising	Others	Sohu Sub-total	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$125,195	$6,171	$131,366	$116,308	$208,697	$(1,039)	$455,332
Segment cost of revenues	(100,950)	(4,545)	(105,495)	(50,967)	(65,568)	128	(221,902)

Segment gross profit /(loss)	$24,245	$1,626	25,871	65,341	143,129	(911)	233,430

SBC (2) in cost of revenues			(155)	(53)	(44)	0	(252)

Gross profit			25,716	65,288	143,085	(911)	233,178

Operating expenses:
Product development			(25,211)	(29,151)	(44,218)	1,165	(97,415)
Sales and marketing			(44,823)	(17,347)	(21,906)	1,193	(82,883)
General and administrative			(14,999)	(2,571)	(20,553)	(88)	(38,211)
SBC (2) in operating expenses			(3,352)	(4,884)	(3,860)	122	(11,974)

Total operating expenses			(88,385)	(53,953)	(90,537)	2,392	(230,483)

Operating profit /(loss)			(62,669)	11,335	52,548	1,481	2,695
Other income			988	87	3,437	(1,358)	3,154
Interest income			1,182	1,217	3,636	0	6,035
Exchange difference			8	(7)	(184)	0	(183)
Income /(loss) before income tax expense			(60,491)	12,632	59,437	123	11,701

Income tax expense			(2,625)	(1,230)	(12,445)	0	(16,300)

Net income /(loss)			$(63,116)	$11,402	$46,992	$123	$(4,599)

Note (1):	The elimination for segment revenues mainly consists of marketing services provided by the brand advertising segment (banner advertisements etc.) to the Sogou and Changyou segment.
Note (2):	“SBC” stands for share-based compensation expense.

	As of December 31, 2014
	Brand Advertising and Others	Sogou	Changyou	Eliminations	Consolidated
Cash and cash equivalents	$431,272	$224,273	$220,795	$0	$876,340
Accounts receivable, net	137,183	15,341	77,969	(92)	230,401
Fixed assets, net	252,255	44,686	243,837	0	540,778
Total assets (1)	$1,159,403	$305,975	$1,547,965	$(146,334)	$2,867,009

Note (1):	The elimination for segment assets mainly consists of elimination of long-term investments in subsidiaries and consolidated VIEs.

	As of March 31, 2015
	Brand Advertising and Others	Sogou	Changyou	Eliminations	Consolidated
Cash and cash equivalents	$378,222	$258,847	$286,416	$0	$923,485
Accounts receivable, net	126,090	18,897	86,579	(92)	231,474
Fixed assets, net	250,806	45,966	234,621	0	531,393
Total assets (1)	$1,140,629	$346,193	$1,611,667	$(249,049)	$2,849,440

Note (1):	The elimination for segment assets mainly consists of elimination of long-term investments in subsidiaries and consolidated VIEs.

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

Sohu (excluding Sohu Video), Sogou, and Changyou Share-based Awards

For Sohu (excluding Sohu Video) share options that Sohu granted before 2006 and Sohu restricted share units, Sogou, and Changyou, share-based compensation expense is recognized as costs and expenses in the consolidated statements of comprehensive income based on the fair value of the related share-based awards on their grant dates. For Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search-related businesses, share-based compensation expense is recognized in the consolidated statements of comprehensive income based on the then-current fair value at each reporting date.

On February 7, 2015, the Company’s Board of Directors approved grants of options for the purchase of 1,068,000 shares of common stock to its executive officers and key employees. These awards are expected to vest and become exercisable in four equal installments over a period of four years, with each installment vesting upon satisfaction of a service period requirement and certain subjective performance targets. For purposes of ASC 718-10-25, as of March 31, 2015 no grant date had occurred, because no grant date can be established until a mutual understanding is reached between Sohu and the recipients clarifying the subjective performance requirements. In accordance with ASC 718-10-55, as the service inception date preceded the grant date, compensation expense was accrued beginning on the service inception date and will be re-measured on each subsequent reporting date before the grant date is established, based on the then-current fair value of the awards. The estimate of the awards’ fair value will be fixed in the period in which the grant date occurs, and cumulative compensation expense will be adjusted based on the fair value at the grant date. In determining the fair value of share options granted by Sohu the public market price of the underlying shares at each reporting date was used, and a binomial valuation model was applied.

Sohu Video Share-based Awards

On January 4, 2012, Sohu Video, the holding entity of Sohu’s video division, adopted a 2011 Share Incentive Plan (the “Video 2011 Share Incentive Plan”) which provides for the issuance of up to 25,000,000 ordinary shares of Sohu Video (representing approximately 10% of the outstanding Sohu Video shares on a fully-diluted basis) to management and key employees of the video division and to Sohu management. As of March 31, 2015, grants of options for the purchase of 16,368,200 ordinary shares of Sohu Video had been contractually made, of which options for the purchase of 4,972,800 ordinary shares were vested.

For purposes of ASC 718-10-25, as of March 31, 2015, no grant date had occurred, because the broader terms and conditions of the option awards had neither been finalized nor mutually agreed upon with the recipients. In accordance with ASC 718-10-55, management determined that the service inception date with respect to vested option awards for the purchase of 4,972,800 shares had preceded the grant date. Therefore, the Group began to recognize compensation expense for Sohu Video share-based awards in the second quarter of 2014.

7Road Share-based Awards

On July 10, 2012, 7Road adopted the 7Road 2012 Share Incentive Plan. On June 28, 2013, 7Road’s Board of Directors approved the cancellation of this incentive plan. 7Road concurrently offered to a total of 42 7Road employees holding an aggregate of 2,223,750 restricted share units which had been granted under this incentive plan the right to exchange their restricted share units for, at each employee’s election, in each case subject to the employee’s continued employment by 7Road, either (i) Scheme I: the right to a cash payment of up to an aggregate of $2.90 per restricted share unit exchanged, vesting and payable at the rate of 40%, 30% and 30%, respectively, on the first, second and third anniversaries of July 18, 2012, which is the date when the surrendered restricted share units were granted under the 7Road 2012 Share Incentive Plan, or (ii) Scheme II: the right to receive an annual cash bonus, over a seven-year period commencing July 1, 2013, based on the adjusted annual cumulative net income of 7Road. As of June 28, 2013, all restricted share units held by these 42 7Road employees had been included in this exchange program. In the third quarter of 2013, 7Road granted to an additional 48 7Road employees the right to receive an annual cash bonus under Scheme II with the same terms as described above.

For Scheme I, as of March 31, 2015 compensation expense of $4.2 million had been recognized with respect to the modification, and $0.2 million will be recognized in the consolidated statements of comprehensive income ratably over the remaining vesting period of the awards. For Scheme II, the compensation expense varies depending on 7Road’s financial performance.

Share-based Compensation Expense Recognition

Share-based compensation expense was recognized in costs and expenses for the three months ended March 31, 2014 and 2015 as follows (in thousands):

	Three Months Ended March 31,
Share-based compensation expense	2014	2015
Cost of revenues (1)	$(214)	$253
Product development expenses	2,653	4,776
Sales and marketing expenses	703	245
General and administrative expenses	2,098	6,952

	$5,240	$12,226

Note (1):	In the first quarter of 2014, the Group trued up the shared-based compensation expense for forfeited restricted share units which would have become fully vested during the quarter.

Share-based compensation expense was recognized for share awards of Sohu (excluding Sohu Video), Sogou, Changyou and Sohu Video as follows (in thousands):

	Three Months Ended March 31,
Share-based compensation expense	2014	2015
For Sohu (excluding Sohu Video) share-based awards	$2,628	$4,376
For Sogou share-based awards (2)	2,332	4,792
For Changyou share-based awards	280	3,903
For Sohu Video share-based awards (3)	0	(845)

	$5,240	$12,226

Note (2):	Also includes compensation expense for Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search-related businesses.
Note (3):	The negative amount for the first quarter of 2015 represented re-measured compensation expense based on the then-current fair value of the awards on March 31, 2015.

There was no capitalized share-based compensation expense for the three months ended March 31, 2015 and 2014.

4. Fair Value Measurements

Fair Value of Financial Instruments

The Sohu Group’s financial instruments include cash equivalents, restricted time deposits, short-term investments, accounts receivable, prepaid and other current assets, available-for-sale equity securities under long-term investments, held-for-sale assets, accounts payable, accrued liabilities, receipts in advance and deferred revenue, short-term bank loans, other short-term liabilities, held-for-sale liabilities, long-term accounts payable and long-term bank loans, as well as repurchase options and a put option for Sogou Series A Preferred Shares.

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

The following table sets forth the financial instruments, measured at fair value by level within the fair value hierarchy, as of March 31, 2015 (in thousands):

		Fair value measurements at reporting date using
Items	As of March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$517,198	$0	$517,198	$0
Restricted time deposits	393,749	0	393,749	0
Short-term investments	163,707	0	163,707	0
Available-for-sale equity securities	17,398	17,398	0	0

Total	$1,092,052	$17,398	$1,074,654	$0

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

Collateral related to Sogou Incentive Shares Trust Arrangements

In February 2013, Sohu deposited $9.0 million in cash into restricted time deposit accounts at a bank as collateral for credit facilities provided by the bank to certain Sogou employees. The facilities were intended to fund the employees’ early exercise of Sogou share options and related PRC individual income tax. Sohu is not subject to any additional potential payments other than the restricted time deposit amounts, and believes that the fair value of its guarantee liability is immaterial.

Changyou Loans from Offshore Banks, Secured by Time Deposits

Commencing in 2012, Changyou drew down loans from offshore branches of certain banks for the purposes of expediting the payment of a special one-time cash dividend to its shareholders, providing working capital to support its overseas operations, and funding its acquisitions and its share repurchase program. These bank loans are secured by an equivalent or greater amount of RMB deposits by Changyou in the onshore branches of such banks. The loans from the offshore branches of the lending banks are classified as short-term and long-term bank loans based on the loans’ payment terms.

As of March 31, 2015, the total amount of the bank loans was $370.0 million, all of which carried a floating rate of interest based on the London Inter-Bank Offered Rate (“LIBOR”). These loans were secured by RMB deposits in onshore branches of those banks in the total amount of $384.4 million. The deposited amounts are recognized as restricted time deposits. For the three months ended March 31, 2015 and March 31, 2014, interest income from the restricted time deposits securing the loans was $3.7 million and $4.2 million, respectively, and interest expense on the bank loans was $1.8 million and $1.7 million, respectively.

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

As of March 31, 2015, the Sohu Group’s investment in financial instruments was $163.7 million. The investment instruments were issued by commercial banks in China, and have a variable interest rate indexed to performance of underlying assets. Since these investments’ maturity dates are within one year, they are classified as short-term investments. For the three months ended March 31, 2015 and 2014, the Sohu Group recorded in the consolidated statements of comprehensive income changes in the fair value of short-term investments in the amounts of $0.4 million and $16,000, respectively.

Available-for-Sale Equity Securities

Available-for-sale equity securities are valued using the market approach based on the quoted prices in active markets at the reporting date. The Group classifies the valuation techniques that use these inputs as Level 1 of fair value measurements. On August 12, 2014, Sohu acquired approximately 6% of the total outstanding common shares of Keyeast Co., Ltd., a Korean-listed company, for a purchase price of $15.1 million. The Sohu Group classified this investment as available-for-sale equity securities under long-term investments, and reported it at fair value. As of March 31, 2015, the fair value of the available-for-sale equity securities was $17.4 million. The unrealized gain representing the change in fair value of $2.3 million was recorded as an addition to accumulated other comprehensive income in the Sohu Group’s consolidated balance sheets.

Held-for-Sale Assets and Liabilities

In April 2015, Changyou entered into a series of definitive agreements to divest a number of its business assets, including:

1)	On April 15, 2015, Changyou’s VIE Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”) entered into an agreement to sell all of the equity interests of Shenzhen 7Road Technology Co., Ltd. (“Shenzhen 7Road”), which is a wholly-owned subsidiary primarily undertaking the Web game business, to a PRC company.

2)	On April 27, 2015, a subsidiary of Changyou, Changyou.com (HK) Limited, entered into an agreement to sell all of the equity capital of Changyou My Sdn. Bhd and Changyou.com (UK) Company Limited, which are wholly-owned subsidiaries of Changyou undertaking the online game business in Malaysia and the United Kingdom, respectively, to a British Virgin Islands company.

The aggregate consideration contemplated by the agreements described above is approximately $205 million. The closings of the above transactions are subject to customary conditions.

As consequence, the assets and liabilities attributable to the entities to be disposed of as described above are classified as assets and liabilities held for sale and measured at the lower of their carrying amounts and their fair values, less selling costs, in the consolidated balance sheet as of March 31, 2015. Details of the aggregate assets and liabilities at March 31, 2015 are as follows (in thousands):

As of March 31, 2015
Cash and cash equivalents	$10,747
Prepaid and other current assets	9,246
Goodwill	109,224
Fixed assets	4,187
Intangible assets	6,301
Deferred tax assets	74

Held-for-sale assets	$139,779

Deferred tax liability	(943)
Accrued payroll and welfare	(561)
Deferred revenue	(254)
Tax payable	(342)

Held-for-sale liabilities	$(2,100)

Repurchase Options and Put Option for Sogou Series A Preferred Shares

In September 2013 Sogou entered into Repurchase Option Agreements with Sohu.com (Search) Limited (“Sohu Search”) and Photon Group Limited, the investment vehicle of the Sohu Group’s Chairman and Chief Executive Officer Dr. Charles Zhang (“Photon”), and a Repurchase/Put Option Agreement with China Web Search (HK) Limited (“China Web”), with respect to Series A Preferred Shares of Sogou held by them. See Note 12—Sogou Transactions.

Sogou’s repurchase options with Photon and China Web were initially recognized in additional paid-in capital in the Sohu Group’s consolidated balance sheets at fair value when the agreements were signed. Any subsequent changes in the fair values of the repurchase options were not and will not be recognized. On March 24, 2014, Sogou purchased from China Web, pursuant to the Repurchase/Put Option Agreement between Sogou and China Web, 14.4 million Series A Preferred Shares of Sogou for an aggregate purchase price of $47.3 million. As of March 31, 2015, the remaining balance for the repurchase option with Photon in additional paid-in capital was $1.2 million, based on the fair value of the repurchase option on September 16, 2013.

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

Long-term Payables

Long-term accounts payable and long-term bank loans are financial liabilities with carrying values that approximate fair value due to any changes in fair value, after considering the discount rate, being immaterial. For long-term accounts payable and long-term bank loans, the Group estimated fair values using the discounted cash flow method, which is unobservable in the market. The Sohu Group classifies the valuation technique as Level 3 of fair value measurements.

5. Goodwill

The changes in the carrying value of goodwill by segment are as follows (in thousands):

	Sohu
	Brand Advertising	Others	Sogou	Changyou	Total
Balance as of December 31, 2014
Goodwill	$57,966	$15,942	$6,309	$297,999	$378,216
Accumulated impairment losses	(19,846)	(15,942)	0	(39,002)	(74,790)

	$38,120	$0	$6,309	$258,997	$303,426
Transactions in 2015
Goodwill associated with the acquisition of 7Road transferred to held-for-sale assets (1)	0	0	0	(109,224)	(109,224)
Foreign currency translation adjustment	(61)	0	(24)	(513)	(598)

Balance as of March 31, 2015	$38,059	$0	$6,285	$149,260	$193,604

Balance as of March 31, 2015
Goodwill	$57,905	$15,942	$6,285	$188,262	$268,394
Accumulated impairment losses	(19,846)	(15,942)	0	(39,002)	(74,790)

	$38,059	$0	$6,285	$149,260	$193,604

Note (1):	The $109.2 million goodwill associated with the acquisition of 7Road was transferred to held-for-sale assets. See Note 4 – Fair Value Measurements.

6. Taxation

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

The Group did not have any penalties or significant interest associated with tax positions for the three months ended March 31, 2015, nor did the Group have any significant unrecognized uncertain tax positions for the three months ended March 31, 2015.

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

Entities Qualified as HNTEs

As of March 31, 2015, the following principal entities of the Sohu Group were qualified as HNTEs and were entitled to an income tax rate of 15%, except that Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”) was entitled to an income tax rate of 10% because it was also qualified as a Key National Software Enterprise and was in an initial preferential period.

For Sohu’s Business

•	Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”). Sohu Internet will need to re-apply for HNTE qualification in 2015.

•	Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”) and Guangzhou Qianjun Network Technology Co., Ltd (“Guangzhou Qianjun”). These three companies will need to re-apply for HNTE qualification in 2017.

For Sogou’s Business

•	Beijing Sogou Information Service Co., Ltd. (“Sogou Information”). Sogou Information will need to re-apply for HNTE qualification in 2015.

•	Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”). Sogou Technology will need to re-apply for HNTE qualification in 2017.

For Changyou’s Business

•	AmazGame, Gamease and Shenzhen 7Road. These three companies will need to re-apply for HNTE qualification in 2017.

Entities Qualified as Software Enterprises

For Sohu’s Business

•	Beijing Sohu New Momentum Information Technology Co., Ltd. (“Sohu New Momentum”). In 2015, Sohu New Momentum is in its second income tax exemption year as a Software Enterprise.

For Changyou’s Business

•	AmazGame. AmazGame will need to re-apply for Key National Software Enterprise qualification, which entitles it to a preferential income tax rate of 10%, in 2015.

•	Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”). In 2015, Gamespace is in the second of the three years in which it is entitled to a 50% reduction to a rate of 12.5% as a Software Enterprise.

•	ICE Information Technology (Shanghai) Co., Ltd (“ICE Information”). ICE Information was not subject to income tax, as it incurred losses.

•	Shenzhen 7Road Network Technologies Co., Ltd. (“7Road Technology”). In 2015, 7Road Technology is in the first of the three years in which it is entitled to a 50% reduction to a rate of 12.5% as a Software Enterprise.

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

In order to fund the distribution of a dividend to shareholders of the Sohu Group’s majority-owned subsidiary Changyou, Changyou’s Board of Directors resolved to cause one of its PRC subsidiaries to declare and distribute a cash dividend of portions of 2012 to 2015 stand-alone earnings to its direct overseas parent company, Changyou HK. With the exception of that dividend, the Sohu Group does not intend to have any of its PRC subsidiaries distribute any undistributed profits of such subsidiaries to their direct overseas parent companies, but rather intends that such profits will be permanently reinvested by such subsidiaries for their PRC operations.

As of March 31, 2015, Changyou had accrued deferred tax liabilities in the amount of $23.3 million for PRC withholding tax.

PRC Value-Added Tax and Business Tax

Revenues from brand advertising and search and Web directory as well as revenues from Changyou’s Web games that were not developed in-house are subject to value-added tax (“VAT”). VAT payable is the difference between the output VAT (at a rate of 6%) and available input VAT amount (at the rate applicable to the supplier). Revenues of 7Road’s in-house-developed Web games that are deemed to be derived from the sale of software are subject to VAT. VAT is payable by 7Road at a rate of 17%, with a 14% immediate tax refund irrespective of the availability of any input VAT, resulting in a net rate of 3%. Other online game revenues from MMOG operations and self-developed mobile games are subject to a 5% PRC business tax (“Business Tax”).

The Group adopted the net presentation method for its brand advertising and search and Web directory businesses. The Group adopted the gross presentation method for revenues of in-house-developed Web games that are deemed to be derived from the sale of software.

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

7. Commitments and Contingencies

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2015 (in thousands):

As of March 31, 2015	Contractual Obligation
Repayment of principal of bank loans	$370,000
Purchase of content and services – video	110,273
Purchase of bandwidth	79,225
Purchase of cinema advertisement slot rights	54,712
Operating lease obligations	47,743
Expenditures for operating rights for licensed games with technological feasibility	31,501
Purchase of content and services – others	23,475
Interest payment commitment	15,331
Fees for operating rights for licensed games in development	5,514
Others	16,682

Total contractual obligations	$754,456

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

8. Contingent Consideration

Changyou’s acquisition of Beijing Doyo Internet Technology Co., Ltd. (“Doyo”) included a contingent consideration arrangement that requires additional consideration to be paid by Changyou based on the achievement of specified performance milestones by Doyo for the fiscal years 2013 through 2015. The fair value of the contingent consideration was recognized on the acquisition date using the income approach /discounted cash flow method with a scenario analysis applied. There were no indemnification assets involved. As of March 31, 2015, contingent consideration amounted to $4.1 million that could be required to be paid by Changyou. As Doyo’s performance had exceeded the relevant performance milestone for 2014 as of March 31, 2015, Changyou re-classed such contingent consideration to other payable.

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

All of the consolidated VIEs are incorporated and operated in the PRC, and the Group’s principal VIEs are directly or indirectly owned by Dr. Charles Zhang, the Sohu Group’s Chairman and Chief Executive Officer, or other executive officers and employees of the Sohu Group identified below. Capital for the consolidated VIEs was funded by the Sohu Group through loans provided to Dr. Charles Zhang and other executive officers and employees, and was initially recorded as loans to related parties. These loans are eliminated for accounting purposes against the capital of the VIEs upon consolidation.

Under contractual agreements with the Sohu Group, Dr. Charles Zhang and those other executive officers and employees of the Sohu Group who are shareholders of the consolidated VIEs are required to transfer their ownership in these entities to the Group, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Group at any time as requested by the Group to repay the loans outstanding. All voting rights of the consolidated VIEs are assigned to the Sohu Group, and the Group has the right to designate all directors and senior management personnel of the consolidated VIEs, and also has the obligation to absorb losses of the consolidated VIEs. Dr. Charles Zhang and those other executive officers and employees of the Sohu Group who are shareholders of the consolidated VIEs have pledged their shares in the consolidated VIEs as collateral for the loans. As of March 31, 2015, the aggregate amount of these loans was $15.9 million.

Under its contractual arrangements with the consolidated VIEs, the Sohu Group has the power to direct activities of the VIEs, and can have assets transferred freely out of the VIEs without any restrictions. Therefore, the Group considers that there is no asset of a consolidated VIE that can be used only to settle obligations of the VIEs, except for registered capital and PRC statutory reserves of the VIEs. As of March 31, 2015, the registered capital and PRC statutory reserves of the consolidated VIEs totaled $89.0 million. As all of the consolidated VIEs are incorporated as limited liability companies under the PRC Company Law, creditors of the consolidated VIEs do not have recourse to the general credit of the Sohu Group for any of the liabilities of the consolidated VIEs. Currently there is no contractual arrangement that could require the Sohu Group to provide additional financial support to the consolidated VIEs. As the Sohu Group is conducting certain business in the PRC mainly through the consolidated VIEs, the Group may provide such support on a discretionary basis in the future, which could expose the Group to a loss.

The Sohu Group classified the consolidated VIEs within the Sohu Group as principal VIEs or immaterial VIEs based on certain criteria, such as the VIEs’ total assets or revenues. The following is a summary of the principal VIEs within the Sohu Group:

Basic Information for Principal VIEs

For Sohu’s Business

•	High Century

Beijing Century High Tech Investment Co., Ltd. (“High Century”) was incorporated in 2001. As of March 31, 2015, the registered capital of High Century was $4.6 million and Dr. Charles Zhang and Wei Li held 80% and 20% interests, respectively, in this entity.

•	Heng Da Yi Tong

Beijing Heng Da Yi Tong Information Technology Co., Ltd. (“Heng Da Yi Tong “), formally known as “Beijing Sohu Entertainment Culture Media Co., Ltd.” (“Sohu Entertainment”), was incorporated in 2002. As of March 31, 2015, the registered capital of Heng Da Yi Tong was $1.2 million and Dr. Charles Zhang and Wei Li held 80% and 20% interests, respectively, in this entity.

•	Sohu Internet

Sohu Internet was incorporated in 2003. As of March 31, 2015, the registered capital of Sohu Internet was $1.6 million and High Century and Heng Da Yi Tong held 75% and 25% interests, respectively, in this entity.

•	Donglin

Beijing Sohu Donglin Advertising Co., Ltd. (“Donglin”) was incorporated in 2010. As of March 31, 2015, the registered capital of Donglin was $1.5 million and High Century and Sohu Internet each held a 50% interest in this entity.

•	Pilot New Era

Beijing Pilot New Era Advertising Co., Ltd. (“Pilot New Era”) was incorporated in 2010. As of March 31, 2015, the registered capital of Pilot New Era was $0.7 million and High Century and Sohu Internet each held a 50% interest in this entity.

•	Tianjin Jinhu

Tianjin Jinhu Culture Development Co., Ltd. (“Tianjin Jinhu”) was incorporated in 2011. As of March 31, 2015, the registered capital of Tianjin Jinhu was $0.5 million and Ye Deng and Xuemei Zhang each held a 50% interest in this entity.

•	Guangzhou Qianjun

Guangzhou Qianjun was incorporated in October 2014. As of March 31, 2015, the registered capital of Guangzhou Qianjun was $3.3 million and Tianjin Jinhu held a 100% interest in this entity.

For Sogou’s Business

•	Sogou Information

Sogou Information was incorporated in 2005. As of March 31, 2015, the registered capital of Sogou Information was $2.5 million and Xiaochuan Wang, Sogou’s Chief Executive Officer, High Century and Tencent held 10%, 45% and 45% interests, respectively, in this entity.

For Changyou’s Business

•	Gamease

Gamease was incorporated in 2007. As of March 31, 2015, the registered capital of Gamease was $1.3 million and Tao Wang, the former chief executive officer of Changyou, and Dewen Chen, the current Co-Chief Executive Officer of Changyou, held 60% and 40% interests, respectively, in this entity.

•	Guanyou Gamespace

Guanyou Gamespace was incorporated in 2010. As of March 31, 2015, the registered capital of Guanyou Gamespace was $1.5 million and Tao Wang and Dewen Chen held 60% and 40% interests, respectively, in this entity.

•	Shanghai ICE

Shanghai ICE was acquired by Changyou in 2010. As of March 31, 2015, the registered capital of Shanghai ICE was $1.2 million and Runa Pi and Rong Qi each held a 50% interest in this entity.

•	Shenzhen 7Road

68.258% of the equity interests of Shenzhen 7Road were acquired by Gamease in 2011. The remaining 31.742% of the equity interests of Shenzhen 7Road were acquired by Gamease on May 1, 2013. As of March 31, 2015, the registered capital of Shenzhen 7Road was $1.5 million and Gamease held 100% of the equity interests in this entity.

•	Wuhan Baina Information

Baina (Wuhan) Information Technology Co., Ltd. (“Wuhan Baina Information”) was acquired by Gamease in July 2014. As of March 31, 2015, the registered capital of Wuhan Baina Information was $3.0 million and Gamease and Yongzhi Yang, the chief executive officer of MoboTap, held 60% and 40% interests, respectively, in this entity.

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

Financial Information

The following financial information of the Sohu Group’s consolidated VIEs is included in the accompanying consolidated financial statements (in thousands):

	As of
	December 31, 2014	March 31, 2015
ASSETS:
Cash and cash equivalents	39,534	28,944
Restricted time deposit	294	293
Accounts receivable, net	129,881	135,239
Prepaid and other current assets	23,827	25,487
Held-for-sale assets	0	139,779
Intercompany receivables due from the Company’s subsidiaries	176,902	193,338

Total current assets	$370,438	$523,080

Fixed assets, net	12,597	10,242
Goodwill	154,774	45,032
Intangible assets, net	39,726	29,073
Other non-current assets	79,115	74,414

Total assets	$656,650	$681,841

LIABILITIES:
Accounts payable	3,495	27,262
Accrued and other short-term liabilities	131,615	125,158
Receipts in advance and deferred revenue	53,641	50,474
Held-for-sale liabilities	0	2,100
Intercompany payables due to the Company’s subsidiaries	259,009	280,429

Total current liabilities	$447,760	$485,423

Other long-term liabilities	25,262	24,611

Total liabilities	$473,022	$510,034

	Three months ended March 31,
	2014	2015
Net revenue	$251,120	$305,031
Net loss	$(44,686)	$(7,848)

For the table below, consolidated VIEs under the brand advertising, Sogou, and others segments are classified as Sohu’s VIEs, and consolidated VIEs under the Changyou segment are classified as Changyou’s VIEs.

Cash flows of Sohu’s VIEs

	Three months ended March 31,
	2014	2015
Net cash provided by /(used in) operating activities	$17,200	$(4,872)
Net cash used in investing activities	$(764)	$(439)
Net cash provided by /(used in) financing activities	$(1,463)	$569

Cash flows of Changyou’s VIEs

	Three months ended March 31,
	2014	2015
Net cash provided by operating activities	$24,608	$122
Net cash provided by /(used in) investing activities	$(73,092)	$5,086
Net cash provided by financing activities	$0	$0

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

Business operation agreements between AmazGame and the shareholders of Gamease and between Gamespace and the shareholders of Guanyou Gamespace. These agreements set forth the right of AmazGame and Gamespace to control the actions of the respective shareholders of Gamease and Guanyou Gamespace. Each agreement has a term of 10 years.

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

Exclusive business cooperation agreement between ICE Information and Shanghai ICE. This agreement sets forth the exclusive right of ICE Information to provide business support and technical services to Shanghai ICE. The agreement terminates only if ICE Information is dissolved.

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

VIE-Related Risks

It is possible that the Sohu Group’s operation of certain of its operations and businesses through VIEs could be found by PRC authorities to be in violation of PRC law and regulations prohibiting or restricting foreign ownership of companies that engage in such operations and businesses. While the Sohu Group’s management considers the possibility of such a finding by PRC regulatory authorities under current law and regulations to be remote, on January 19, 2015, the Ministry of Commerce of the PRC, or (the “MOFCOM”) released on its Website for public comment a proposed PRC law (the “Draft FIE Law”) that appears to include VIEs within the scope of entities that could be considered to be foreign invested enterprises (or “FIEs”) that would be subject to restrictions under existing PRC law on foreign investment in certain categories of industry. Specifically, the Draft FIE Law introduces the concept of “actual control” for determining whether an entity is considered to be an FIE. In addition to control through direct or indirect ownership or equity, the Draft FIE Law includes control through contractual arrangements within the definition of “actual control.” If the Draft FIE Law is passed by the People’s Congress of the PRC and goes into effect in its current form, these provisions regarding control through contractual arrangements could be construed to reach the Sohu Group’s VIE arrangements, and as a result the Sohu Group’s VIEs could become explicitly subject to the current restrictions on foreign investment in certain categories of industry. The Draft FIE Law includes provisions that would exempt from the definition of foreign invested enterprises entities where the ultimate controlling shareholders are either entities organized under PRC law or individuals who are PRC citizens. The Draft FIE Law is silent as to what type of enforcement action might be taken against existing VIEs that operate in restricted or prohibited industries and are not controlled by entities organized under PRC law or individuals who are PRC citizens. If a finding were made by PRC authorities, under existing law and regulations or under the Draft FIE Law if it becomes effective, that the Sohu Group’s operation of certain of its operations and businesses through VIEs is prohibited, regulatory authorities with jurisdiction over the licensing and operation of such operations and businesses would have broad discretion in dealing with such a violation, including levying fines, confiscating the Sohu Group’s income, revoking the business or operating licenses of the affected businesses, requiring the Sohu Group to restructure its ownership structure or operations, or requiring the Sohu Group to discontinue all or any portion of its operations. Any of these actions could cause significant disruption to the Sohu Group’s business operations, and have a severe adverse impact on the Sohu Group’s cash flows, financial position and operating performance.

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

VIEs Not Consolidated within the Sohu Group

As of March 31, 2015, the Group had three VIEs which were not consolidated within the Sohu Group. Since the Sohu Group neither has the power to direct these VIEs’ activities that will significantly impact their economic performance nor has the obligation to absorb losses of, or the right to receive benefits from, these VIEs that could potentially be significant to these VIEs, the Group is not the primary beneficiary and, accordingly, the Group recognizes the investments under the equity method or the cost method according to the share percentage the Group holds. In assessing the maximum exposure to a loss on the investments compared to the cost of its investment, the Sohu Group determined that it did not have further obligations exceeding the cost of the investments and that there were no terms of the investment arrangements that could require the Sohu Group to provide further financial support to the VIEs.

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

Treasury Stock

Treasury stock consists of shares repurchased by Sohu.com Inc. that are no longer outstanding and are held by Sohu.com Inc. Treasury stock is accounted for under the cost method. For the three months ended March 31, 2015 and 2014, Sohu.com Inc. did not repurchase any shares of its common stock.

Stock Incentive Plan

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

For the three months ended March 31, 2015 and 2014, total share-based compensation expense recognized for awards under the Sohu 2000 Stock Incentive Plan was nil and $1.4 million, respectively.

i) Summary of share option activity

A summary of share option activity under the Sohu 2000 Stock Incentive Plan as of and for the three months ended March 31, 2015 is presented below:

			Weighted
	Number	Weighted	Average	Aggregate
	Of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value (1)
Options	(in thousands)	Price	Life (Years)	(in thousands)
Outstanding at January 1, 2015	110	$19.20	0.41	$3,737
Exercised	(43)	17.43
Forfeited or expired	0

Outstanding at March 31, 2015	67	20.33	0.26	2,211

Vested at March 31, 2015	67	20.33	0.26	2,211

Exercisable at March 31, 2015	67	20.33	0.26	2,211

Note (1):	The aggregate intrinsic value in the preceding table represents the difference between Sohu’s closing stock price of $53.33 on March 31, 2015 and the exercise price of share options. The total intrinsic value of share options exercised for the three months ended March 31, 2015 was $1.5 million.

No options have been granted under Sohu’s 2000 Stock Incentive Plan since 2006. For the three months ended March 31, 2015 and 2014, no share-based compensation expense was recognized for share options because the requisite service periods for share options had ended by the end of 2009.

For the three months ended March 31, 2015 and 2014, total cash received from the exercise of share options amounted to $748,947 and $348,120, respectively.

ii) Summary of restricted share unit activity

In 2015, there was no share-based compensation expense recognized for the restricted shares units under the Sohu 2000 Stock Incentive Plan as these awards were fully vested in the first quarter of 2014. For the three months ended March 31, 2015 and 2014, total share-based compensation expense recognized for restricted share units was nil and $1.4 million, respectively. The total fair value on their respective vesting dates of restricted share units that vested during the three months ended March 31, 2015 and 2014 was nil and $9.3 million, respectively.

Sohu’s 2010 Stock Incentive Plan

On July 2, 2010, the Company’s shareholders adopted the Sohu 2010 Stock Incentive Plan, which provides for the issuance of up to 1,500,000 shares of common stock, including shares issued pursuant to the vesting and settlement of restricted share units and pursuant to the exercise of share options. The maximum term of any stock right granted under the Sohu 2010 Stock Incentive Plan is ten years from the grant date. The Sohu 2010 Stock Incentive Plan will expire on July 1, 2020. As of March 31, 2015, 286,344 shares were available for grant under the Sohu 2010 Stock Incentive Plan.

i) Summary of share option activity

On February 7, 2015, the Company’s Board of Directors approved grants of options for the purchase of an aggregate of 1,068,000 shares of common stock to the Company’s executive officers and key employees with nominal exercise prices of $0.001. These awards are expected to vest and become exercisable in four equal installments over a period of four years, with each installment vesting upon satisfaction of a service period requirement and certain subjective performance targets. Because the grant date had not been established as of March 31, 2015, compensation expense was accrued beginning on the service inception date and will be re-measured based on the then-current fair value of the awards on each subsequent reporting date until the grant date is established. To determine the fair value of these share options, the public market price of the underlying shares at each reporting date was used and a binomial valuation model was applied.

For the three months ended March 31, 2015, total share-based compensation expense recognized for these share options was $3.8 million.

ii) Summary of restricted share unit activity

A summary of restricted share unit activity under the Sohu 2010 Stock Incentive Plan as of and for the three months ended March 31, 2015 is presented below:

	Number of	Weighted-Average
	Units	Grant-Date
Restricted Share Units	(in thousands)	Fair Value
Unvested at January 1, 2015	67	$78.16
Granted	17	53.71
Vested	(3)	72.92
Forfeited	(7)	82.32

Unvested at March 31, 2015	74	72.50

Expected to vest after March 31, 2015	58	71.40

For the three months ended March 31, 2015 and 2014, total share-based compensation expense recognized for restricted share units was $0.6 million and $1.2 million, respectively.

As of March 31, 2015, there was $2.9 million of unrecognized compensation expense related to unvested restricted share units. The expense is expected to be recognized over a weighted average period of 0.99 years. The total fair value on their respective vesting dates of restricted share units that vested during the three months ended March 31, 2015 and 2014 was $130,900 and nil, respectively.

2) Sogou Inc. Share-based Awards

Sogou 2010 Share Incentive Plan

Sogou adopted a share incentive plan on October 20, 2010. The number of Sogou ordinary shares issuable under the plan was 41,500,000 after an amendment that was effective August 22, 2014 (as amended, the “Sogou 2010 Share Incentive Plan”). Awards of share rights may be granted under the Sogou 2010 Share Incentive Plan to management and employees of Sogou and of any present or future parents or subsidiaries or variable interest entities of Sogou. The maximum term of any share right granted under the Sogou 2010 Share Incentive Plan is ten years from the grant date. The Sogou 2010 Share Incentive Plan will expire on October 19, 2020. As of March 31, 2015, Sogou had granted options for the purchase of 37,984,863 ordinary shares under the 2010 Sogou Share Incentive Plan.

Of the granted options for the purchase of 37,984,863 shares, options for the purchase of 25,554,863 shares will become vested and exercisable in four equal installments, with each installment vesting upon a service period requirement for management and key employees being met, as well as Sogou’s achievement of performance targets for the corresponding period. The performance target for each installment will be set at the beginning of each vesting period. Accordingly, for purposes of recognition of share-based compensation expense, each installment is considered to be granted as of that date. As of March 31, 2015, performance targets had been set for options for the purchase of 21,930,450 shares, subject to vesting upon service period requirements for management and key employees being met and Sogou’s achievement of performance targets and, accordingly, such options were considered granted for purposes of recognition of share-based compensation expense. As of March 31, 2015, options for the purchase of 19,904,219 shares had become vested and exercisable because both the service period and the performance requirements had been met, and of such vested options, options for the purchase of 15,307,255 shares had been exercised.

Of the granted share options, options for the purchase of 8,470,000 shares will become vested and exercisable in four or five equal installments, with (i) the first installment vesting upon Sogou’s completion of an IPO of its ordinary shares (“Sogou’s IPO”) and the expiration of all underwriters’ lockup periods applicable to Sogou’s IPO, and (ii) each of the three or four subsequent installments vesting on the first, second, third and, if applicable, fourth anniversary dates, respectively, of the closing of Sogou’s IPO.

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

All installments of options for the purchase of 8,470,000 shares that are subject to vesting upon completion of Sogou’s IPO and options for the purchase of 3,960,000 shares that are subject to vesting upon the completion of an Event were considered granted upon the issuance of the options. The completion of an Event is considered to be a performance condition of the awards. An IPO or other Event is not considered to be probable until it is completed. Under ASC 718, compensation cost should be accrued if it is probable that the performance condition will be achieved and should not be accrued if it is not probable that the performance condition will be achieved. As a result, no compensation expense will be recognized related to these options until the completion of an Event, and hence no share-based compensation expense was recognized for the three months ended March 31, 2015 for the options for the purchase of 8,470,000 shares that are subject to vesting upon completion of Sogou’s IPO or for the options for the purchase of 3,960,000 shares that are subject to vesting upon the completion of an Event.

A summary of share option activity under the Sogou 2010 Stock Incentive Plan as of and for the three months ended March 31, 2015 is presented below:

			Weighted
	Number Of	Weighted	Average
		Average	Remaining
	Shares	Exercise	Contractual
Options	(in thousands)	Price	Life (Years)
Outstanding at January 1, 2015	19,117	$0.236
Granted	0
Exercised	(15)	0.001
Forfeited or expired	(49)	0.001

Outstanding at March 31, 2015	19,053	0.237

Vested at March 31, 2015 and expected to vest thereafter	6,595		7.51

Exercisable at March 31, 2015	4,597

For the three months ended March 31, 2015 and 2014, total share-based compensation expense recognized for share options under the Sogou 2010 Share Incentive Plan was $2.8 million and $0.4 million, respectively.

As of March 31, 2015, there was $3.1 million of unrecognized compensation expense related to the unvested share options. The expense is expected to be recognized over a weighted average period of 0.31 years.

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

The fair value of the options granted to Sogou management and key employees was estimated on the date of grant using the Binomial option - pricing model (the “BP Model”) with the following assumptions used:

Granted to Employees	2015
Average risk-free interest rate	2.62%~3.05%
Exercise multiple	2~3
Expected forfeiture rate (post-vesting)	0%~12%
Weighted average expected option life	7
Volatility rate	49%~54%
Dividend yield	0%
Fair value	5.85~6.35

Sogou estimated the risk-free rate based on the market yields of U.S. Treasury securities with an estimated country-risk differential as of the valuation date. An exercise multiple was estimated as the ratio of the fair value of the shares over the exercise price as of the time the option is exercised, based on consideration of research studies regarding exercise patterns based on historical statistical data. In Sogou’s valuation analysis, a multiple of two was applied for employees and a multiple of three was applied for management. Sogou estimated the forfeiture rate to be 0% or 1% for Sogou management’s share options granted as of March 31, 2015 and 12% for Sogou employees’ share options granted as of March 31, 2015. The life of the share options is the contract life of the option. Based on the option agreement, the contract life of the option is 10 years. The expected volatility at the valuation date was estimated based on the historical volatility of comparable companies for the period before the grant date with length commensurate with the expected term of the options. Sogou has no history or expectation of paying dividends on its ordinary shares. Accordingly, the dividend yield is estimated to be 0%.

Share-based Awards to Sohu Management and Key Employees

Under the Sohu Management Sogou Share Option Arrangement, which was approved by the boards of directors of Sohu and Sogou in March 2011, Sohu has the right to provide to Sohu management and key employees the opportunity to purchase from Sohu up to 12,000,000 ordinary shares of Sogou at a fixed exercise price of $0.625 per share. Of these 12,000,000 ordinary shares, 8,800,000 are Sogou ordinary shares previously held by Sohu and 3,200,000 are Sogou ordinary shares that were newly-issued on April 14, 2011 by Sogou to Sohu at a price of $0.625 per share, or a total of $2.0 million. As of March 31, 2015, Sohu had granted options for the purchase of 10,715,500 Sogou ordinary shares to Sohu management and key employees under the Sohu Management Sogou Share Option Arrangement.

Of the granted options for the purchase of 10,715,500 shares, options for the purchase of 8,315,500 shares will become vested and exercisable in four equal installments, with each installment vesting upon a service period requirement for management and key employees being met, as well as Sogou’s achievement of performance targets for the corresponding period. The performance target for each installment will be set at the beginning of each vesting period. Accordingly, for purposes of recognition of share-based compensation expense, each installment is considered to be granted as of that date. As of March 31, 2015, performance targets had been set for options for the purchase of 8,160,500 shares vesting upon service period requirements for management and key employees being met and Sogou’s achievement of performance targets and, accordingly, such share options were considered granted. As of March 31, 2015, options for the purchase of 7,688,075 shares had become vested and exercisable because both the service period and the performance requirements had been met, and vested options for the purchase of 6,397,500 shares had been exercised.

The remaining options for the purchase of 2,400,000 shares will become vested and exercisable in five equal installments, with (i) the first installment vesting upon Sogou’s IPO and the expiration of all underwriters’ lockup periods applicable to the IPO, and (ii) each of the four subsequent installments vesting on the first, second, third and fourth anniversary dates, respectively, of the closing of Sogou’s IPO. All installments of the options for the purchase of 2,400,000 shares that are subject to vesting upon the completion of Sogou’s IPO were considered granted upon the issuance of the options. The completion of a firm commitment IPO is considered to be a performance condition of the awards. An IPO event is not considered to be probable until it is completed. Under ASC 718, compensation cost should be accrued if it is probable that the performance condition will be achieved and should not be accrued if it is not probable that the performance condition will be achieved. As a result, no compensation expense will be recognized related to these options until the completion of an IPO, and hence no share-based compensation expense was recognized for the three months ended March 31, 2015 for these options for the purchase of 2,400,000 shares.

A summary of share option activity as of and for the three months ended March 31, 2015 is presented below:

			Weighted
	Number	Weighted	Average
	Of	Average	Remaining
	Shares	Exercise	Contractual
Options	(in thousands)	Price	Life (Years)
Outstanding at January 1, 2015	4,165	$0.625
Granted	0
Exercised	(2)	0.625
Forfeited or expired	0

Outstanding at March 31, 2015	4,163	0.625	7.20

Vested at March 31, 2015	1,763

Exercisable at March 31, 2015	1,290

For the three months ended March 31, 2015 and 2014, total share-based compensation expense recognized for share options under the Sohu Management Sogou Share Option Arrangement was $569,450 and $50,000, respectively.

As of March 31, 2015, there was $575,778 of unrecognized compensation expense related to the unvested share options. The expense is expected to be recognized over a weighted average period of 0.25 years.

The method used to determine the fair value of share options granted to Sohu management and key employees was the same as the method used for the share options granted to Sogou’s management and key employees as described above, except for the assumptions used in the BP Model as presented below:

Granted to Employees	2015
Average risk-free interest rate	2.62%~2.93%
Exercise multiple	2~3
Expected forfeiture rate (post-vesting)	0%~8%
Weighted average expected option life	7
Volatility rate	52%~54%
Dividend yield	0%
Fair value	5.23

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

As of March 31, 2015, options for the purchase of 15,320,000 shares granted under the Sogou 2010 Share Incentive Plan and options for the purchase of 612,500 shares granted under the Sohu Management Sogou Share Option Arrangement, or options for the purchase of a total of 15,932,500 shares, had been exercised early but had not been distributed to the beneficiaries of the trusts. All of the early-exercised shares that were distributed to those beneficiaries by the trusts in accordance with the vesting requirements under the original option agreements have been included in the disclosures under the headings “Sogou 2010 Share Incentive Plan” and “Share-based Awards to Sohu Management” above.

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

As of March 31, 2015, unvested Tencent restricted share unit awards held by these employees provided for the issuance of up to 413,800 ordinary shares of Tencent, taking into consideration a five-for-one split of Tencent’s shares that became effective in May 2014. Share-based compensation expense of $1.4 million related to these Tencent restricted share units was recognized in the Group’s consolidated statements of comprehensive income for the three months ended March 31, 2015. As of March 31, 2015, there was $2.6 million of unrecognized compensation expense related to these unvested restricted share units. This amount is expected to be recognized over a weighted average period of 2.49 years.

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

Through March 31, 2015, Changyou had granted under the Changyou 2008 Share Incentive Plan 15,000,000 ordinary shares to its former chief executive officer Tao Wang, through Prominence Investments Ltd., which is an entity that may be deemed under applicable rules of the Securities and Exchange Commission to be beneficially owned by Tao Wang. As of March 31, 2015, Changyou had also granted under the Changyou 2008 Share Incentive Plan restricted share units, settleable upon vesting by the issuance of an aggregate of 4,700,598 ordinary shares, to its executive officers other than Tao Wang, and certain other Changyou employees.

For the three months ended March 31, 2015 and 2014, total share-based compensation expense recognized for awards under the Changyou 2008 Share Incentive Plan was negative $42,000 and $0.3 million, respectively. The negative $42,000 represents Changyou’s true-up of share-based compensation expense for forfeited restricted share units that would have become fully vested during the quarter.

i) Share-based Awards granted before Changyou’s IPO

All of the restricted ordinary shares and restricted share units granted before Changyou’s IPO became vested in 2012 and 2013. As of March 31, 2015, there was no share-based compensation expense recognized with respect to such restricted ordinary shares and restricted share units since their respective full vesting dates.

ii) Share-based Awards granted after Changyou’s IPO

Through March 31, 2015, in addition to the share-based awards granted before Changyou’s IPO, Changyou had granted restricted share units, settleable upon vesting with the issuance of an aggregate of 1,667,726 ordinary shares, to certain of its executive officers other than Tao Wang and to certain of its other employees. These restricted share units are subject to vesting over a four-year period commencing on their grant dates. Share-based compensation expense for such restricted share units is recognized on an accelerated basis over the requisite service period. The fair value of restricted share units was determined based on the market price of Changyou’s ADSs on the grant date.

A summary of activity for these restricted share units as of and for the three months ended March 31, 2015 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2015	220	$14.09
Granted	0
Vested	(21)	16.08
Forfeited	(18)	14.57

Unvested at March 31, 2015	181	13.81

Expected to vest after March 31, 2015	174	13.82

For the three months ended March 31, 2015 and 2014, total share-based compensation expense recognized for the above restricted share units was negative $42,000 and $0.3 million, respectively.

As of March 31, 2015, there was $1.1 million of unrecognized compensation expense related to these unvested restricted share units. The expense is expected to be recognized over a weighted average period of 1.1 years. The total fair value of these restricted share units vested during the three months ended March 31, 2015 and 2014 was $0.3 million and $0.4 million, respectively.

Changyou 2014 Share Incentive Plan

On June 27, 2014, Changyou reserved 2,000,000 of its Class A ordinary shares under the Changyou.com Limited 2014 Share Incentive Plan (the “Changyou 2014 Share Incentive Plan”) for the purpose of making share incentive awards to its executive officers and employees. On November 2, 2014, the number of Class A ordinary shares reserved under the Changyou 2014 Share Incentive Plan increased from 2,000,000 to 6,000,000. On November 2, 2014, Changyou granted under the 2014 Share Incentive Plan an aggregate of 2,416,000 Class A restricted share units (settleable upon vesting in Class A ordinary shares) to its executive officers and certain employees. On February 16, 2015, Changyou’s Board of Directors approved the conversion of 2,400,000 Class A restricted share units into options for the purchase of Class A ordinary shares at an exercise price of $0.01. As of March 31, 2015, 3,584,000 shares were available for grant under the Changyou 2014 Share Incentive Plan.

i) Summary of share option activity

As of March 31, 2015, Changyou had granted under the Changyou 2014 Share Incentive Plan options for an aggregate of 2,400,000 Class A ordinary shares. These options are subject to vesting over a four-year period commencing on their grant dates.

A summary of activity for the Class A ordinary shares as of and for the three months ended March 31, 2015 is presented below:

			Weighted
	Number	Weighted	Average
	Of	Average	Remaining
	Shares	Exercise	Contractual
Options	(in thousands)	Price	Life (Years)
Outstanding at January 1, 2015	2,400	$0.01	1.33
Exercised	0
Forfeited or expired	0

Outstanding at March 31, 2015	2,400	0.01	1.25

Vested at March 31, 2015	0

Exercisable at March 31, 2015	2,400	0.01	1.25

For the three months ended March 31, 2015, share-based compensation expense recognized for these share options under the Changyou 2014 Share Incentive Plan was $3.9 million. As of March 31, 2015, there was $23.8 million of unrecognized compensation expense related to unvested Class A ordinary shares. The expense is expected to be recognized over a weighted average period of 1.25 years.

ii) Summary of restricted share unit activity

As of March 31, 2015, Changyou had granted under the 2014 Share Incentive Plan an aggregate of 16,000 Class A restricted share units to an employee. These Class A restricted share units are subject to vesting over a four-year period commencing on their grant dates. The fair values as of the grant dates of the restricted share units were determined based on market price of Changyou’s ADSs on the grant dates.

A summary of activity for these restricted share units as of and for the three months ended March 31, 2015 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2015	16	$12.64
Granted	0
Vested	0
Forfeited	0

Unvested at March 31, 2015	16	12.64

Expected to vest after March 31, 2015	16	12.64

For the three months ended March 31, 2015, share-based compensation expense recognized for these restricted share units under the Changyou 2014 Share Incentive Plan was $26,000. As of March 31, 2015, there was $159,000 of unrecognized compensation expense related to unvested restricted share units. The expense is expected to be recognized over a weighted average period of 1.25 years.

4) Sohu Video Share-based Awards

On January 4, 2012, Sohu Video adopted the Video 2011 Share Incentive Plan, under which 25,000,000 ordinary shares of Sohu Video are reserved for the purpose of making share incentive awards to management and key employees of Sohu Video and to Sohu management. The maximum term of any share incentive award granted under the Video 2011 Share Incentive Plan is ten years from the grant date. The Video 2011 Share Incentive Plan will expire on January 3, 2021. As of March 31, 2015, grants of options for the purchase of 16,368,200 ordinary shares of Sohu Video had been contractually made under the Video 2011 Share Incentive Plan, and options for the purchase of 4,972,800 ordinary shares were vested.

For the three months ended March 31, 2015 and 2014, total share-based compensation expense recognized for vested options under the Video 2011 Share Incentive Plan was negative $ 0.8 million and nil, respectively. The negative amount represented re-measured compensation expense based on the then-current fair value of the awards on March 31, 2015.

The fair value of the options contractually granted to management and key employees of Sohu Video and to Sohu management was estimated on the reporting date using the BP Model, with the following assumptions used:

Assumptions Adopted	2015
Average risk-free interest rate	2.27%
Exercise multiple	2.8
Expected forfeiture rate (post-vesting)	10%
Weighted average expected option life	6.8
Volatility rate	60.0%
Dividend yield	0%
Fair value	0.64

5) 7Road Share-based Awards

See Note 3 - Share-based Compensation Expense.

11. Changyou Share Repurchase

On July 27, 2013, Changyou’s Board of Directors authorized a share repurchase program of up to $100 million of the outstanding ADSs of Changyou over a two-year period from July 27, 2013 to July 26, 2015. In the first quarter of 2015 Changyou repurchased under the share repurchase program 52,446 of its ADSs, representing 104,892 ordinary shares, at an aggregate cost of approximately $1.33 million. As of March 31, 2015, Changyou had repurchased under the share repurchase program 807,246 of its ADSs, representing 1,614,492 ordinary shares, at an aggregate cost of approximately $22.1 million.

12. Sogou Transactions

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

On September 16, 2013, Sogou entered into a series of agreements with Tencent, Sohu Search and Photon pursuant to which Sogou issued Series B Preferred Shares and Class B Ordinary Shares to Tencent for a net amount of $448 million in cash and Tencent transferred its Soso search-related businesses and certain other assets to Sogou (collectively, the “Sogou-Tencent Transactions”). Also on that date, Sogou entered into Repurchase Option Agreements with Sohu Search and Photon, and a Repurchase/Put Option Agreement with China Web, with respect to all of the Series A Preferred Shares of Sogou held by Sohu Search and China Web, and a portion of the Series A Preferred Shares of Sogou held by Photon. Also on that date, Sogou, Sohu Search, Photon, Mr. Xiaochuan Wang, four other members of Sogou’s management (collectively, the “Sohu Parties”) and Tencent entered into a Shareholders Agreement (the “Shareholders Agreement”) under which the parties agreed to vote their Sogou shares in all elections of directors to elect three designees of Sohu Search and two designees of Tencent.

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

Pursuant to the Shareholders Agreement, the Sohu Group will hold approximately 52% of the total voting power and control the election of the Board of Directors of Sogou, assuming that the remaining repurchase options are exercised, Tencent’s non-voting Class B Ordinary Shares are converted to voting shares, and all share options under the Sogou 2010 Share Incentive Plan and all share options under an arrangement providing for Sogou share-based awards to be available for grants to Sohu management and key employees (the “Sohu Management Sogou Share Option Arrangement”) are granted and exercised. As Sohu.com Inc. is the controlling shareholder of Sogou, Sohu.com Inc. consolidates Sogou in the Group’s consolidated financial statements, and recognizes noncontrolling interest reflecting economic interests in Sogou held by shareholders other than Sohu.com Inc.

Sohu’s Shareholding in Sogou

As of March 31, 2015, Sogou had outstanding a combined total of 357,458,838 ordinary shares and preferred shares held as follows:

(i)	Sohu.com Inc.:

132,815,750 Class A Ordinary Shares and 24,000,000 Series A Preferred Shares. Of the Class A Ordinary Shares, 5,615,750 shares are subject to purchase from Sohu.com Inc. under options held by Sohu management and key employees. All of the 24,000,000 Series A Preferred Shares are subject to repurchase by Sogou commencing March 16, 2014;

(ii)	Photon:

38,400,000 Series A Preferred Shares, of which 6,400,000 are subject to repurchase by Sogou commencing March 16, 2014;

(iii)	Tencent:

6,757,875 Class A Ordinary Shares, 65,431,579 Series B Preferred Shares and 79,368,421 non-voting Class B Ordinary Shares; and

(iv)	Various employees of Sogou and Sohu: 10,685,213 Class A Ordinary Shares.

Because no ordinary shares will be issued with respect to share options granted by Sogou until they are vested and exercised, share options granted by Sogou that have not vested and vested share options that have not yet been exercised are not included as outstanding shares of Sogou and have no impact on the Sohu Group’s basic net income per share. Unvested share options with performance targets achieved and vested share options that have not yet been exercised do, however, have a dilutive impact on the Sohu Group’s dilutive net income per share. See Note 14—Net Loss per Share.

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

13. Noncontrolling Interest

The primary majority-owned subsidiaries and VIEs of the Sohu Group which are consolidated in its consolidated financial statements with noncontrolling interest recognized are Sogou and Changyou.

Noncontrolling Interest for Sogou

Since Sohu.com Inc. controls the election of the Board of Directors of Sogou, Sohu.com Inc. is Sogou’s controlling shareholder. Therefore, Sogou’s financial results have been consolidated with those of Sohu.com Inc. for all periods presented. To reflect the economic interest in Sogou held by shareholders other than Sohu.com Inc. (the “Sogou noncontrolling shareholders”), Sogou’s net income /(loss) attributable to the Sogou noncontrolling shareholders is recorded as noncontrolling interest in the Sohu Group’s consolidated statements of comprehensive income. Sogou’s cumulative results of operations attributable to the Sogou noncontrolling shareholders, along with changes in shareholders’ equity /(deficit) and adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled and the Sogou noncontrolling shareholders’ investments in Sogou Preferred Shares and Ordinary Shares are accounted for as a noncontrolling interest classified as permanent equity in the Sohu Group’s consolidated balance sheets, as the Sohu Group has the right to reject a redemption requested by the noncontrolling interest. These treatments are based on the terms governing investment, and on the terms of the classes of Sogou shares held, by the noncontrolling shareholders in Sogou.

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

Noncontrolling Interest for Changyou

As Sohu.com Inc. is Changyou’s controlling shareholder, Changyou’s financial results have been consolidated with those of Sohu.com Inc. for all periods presented. To reflect the economic interest in Changyou held by shareholders other than Sohu.com Inc. (the “Changyou noncontrolling shareholders”), Changyou’s net income /(loss) attributable to the Changyou noncontrolling shareholders is recorded as noncontrolling interest in the Sohu Group’s consolidated statements of comprehensive income, based on their share of the economic interest in Changyou. Changyou’s cumulative results of operations attributable to the Changyou noncontrolling shareholders, along with changes in shareholders’ equity, adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled and adjustment for changes in Sohu.com Inc.’s ownership in Changyou, are recorded as noncontrolling interest in the Sohu Group’s consolidated balance sheets.

Noncontrolling Interest in the Consolidated Balance Sheets

As of March 31, 2015 and December 31, 2014, noncontrolling interest in the consolidated balance sheets was $517.7 million and $487.2 million, respectively.

	As of
	December 31, 2014 (in thousands)	March 31, 2015 (in thousands)
Sogou	$145,538	$161,347
Changyou	341,707	356,400

Total	$487,245	$517,747

Noncontrolling Interest of Sogou

As of March 31, 2015 and December 31, 2014, noncontrolling interest of Sogou of $161.3 million and $145.5 million, respectively, was recognized in the Sohu Group’s consolidated balance sheets, representing Sogou’s cumulative results of operations attributable to shareholders other than Sohu.com Inc., Sogou’s share-based compensation expense, and the investments of shareholders other than Sohu.com Inc. in Preferred Shares and Ordinary Shares of Sogou, the repurchase of Sogou Series A Preferred Shares from China Web on March 24, 2014, and Sogou’s repurchase of Class A Ordinary Shares from noncontrolling shareholders in June 2014.

Noncontrolling Interest of Changyou

As of March 31, 2015 and December 31, 2014, noncontrolling interest of Changyou of $356.4 million and $341.7 million, respectively, was recognized in the Sohu Group’s consolidated balance sheets, representing as of both dates a 32% economic interest in Changyou’s net assets held by shareholders other than Sohu.com Inc. and reflecting the reclassification of Changyou’s share-based compensation expense from shareholders’ additional paid-in capital to noncontrolling interest.

Noncontrolling Interest in the Consolidated Statements of Comprehensive Income

For the three months ended March 31, 2015 and 2014, net income of $26.5 million and a net loss of $4.9 million, respectively, attributable to the noncontrolling interest were recognized in the Sohu Group’s consolidated statements of comprehensive income.

	Three Months Ended March 31,
	2014 (in thousands)	2015 (in thousands)
Sogou	$1,118	$12,413
Changyou	(6,630)	14,108
Others	577	0

Total	$(4,935)	$26,521

Noncontrolling Interest of Sogou

For the three months ended March 31, 2015 and 2014, net income attributable to the noncontrolling interest of Sogou was recognized in the Sohu Group’s consolidated statements of comprehensive income, representing Sogou’s net income attributable to shareholders other than Sohu.com Inc.

Noncontrolling Interest of Changyou

For the three months ended March 31, 2015 and 2014, net income /(loss) attributable to the noncontrolling interest of Changyou, representing the 32% economic interest in Changyou attributable to shareholders other than Sohu.com Inc. for both periods, was recognized in the Sohu Group’s consolidated statements of comprehensive income.

14. Net Income /(Loss) per Share

Basic net income /(loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income /(loss) per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise or settlement of share-based awards using the treasury stock method. The dilutive effect of share-based awards with performance requirements is not considered before the performance targets are actually met. The computation of diluted net income /(loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect (i.e. an increase in earnings per share amounts or a decrease in loss per share amounts) on net income /(loss) per share. For the three months ended March 31, 2015, 659,000 common shares potentially issuable upon the exercise or settlement of share-based awards using the treasury stock method were anti-dilutive and excluded from the denominator for calculation of diluted net loss per share.

Additionally, for purposes of calculating the numerator of diluted net income /(loss) per share, the net income /(loss) attributable to Sohu.com Inc. is adjusted as follows. The adjustment will not be made if there is an anti-dilutive effect.

(1)	Sogou’s net income /(loss) attributable to Sohu.com Inc. is determined using the percentage that the weighted average number of Sogou shares held by Sohu.com Inc. represents of the weighted average number of Sogou Preferred Shares and Ordinary Shares, shares issuable upon the conversion of convertible preferred shares under the if-converted method, and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, and is not determined by allocating Sogou’s net income /(loss) to Sohu.com Inc. using the methodology for the calculation of net income /(loss) attributable to the Sogou noncontrolling shareholders discussed in Note 13—Noncontrolling Interest.

In the calculation of Sohu.com Inc.’s diluted net income /(loss) per share, assuming a dilutive effect, the percentage of Sohu.com Inc.’s shareholding in Sogou was calculated by treating convertible preferred shares issued by Sogou as having been converted at the beginning of the period and unvested share options with the performance targets achieved as well as vested but unexercised share options as having been exercised during the period. The dilutive effect of share-based awards with a performance requirement was not considered before the performance targets were actually met. The effect of this calculation is presented as “incremental dilution from Sogou” in the table below. Assuming an anti-dilutive effect, all of these Sogou shares and share options are excluded from the calculation of Sohu.com Inc.’s diluted income /(loss) per share. As a result, Sogou’s net income /(loss) attributable to Sohu.com Inc. on a diluted basis equals the number used for the calculation of Sohu.com Inc.’s basic net income /(loss) per share.

In the first quarter of 2015, all of these Sogou shares and share options had an anti-dilutive effect, and therefore were excluded from the calculation of Sohu.com Inc.’s diluted net loss per share, and “incremental dilution from Sogou” in the table below was zero.

(2)	Changyou’s net income /(loss) attributable to Sohu.com Inc. is determined using the percentage that the weighted average number of Changyou shares held by Sohu.com Inc. represents of the weighted average number of Changyou ordinary shares and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, and not by using the percentage held by Sohu.com Inc. of the total economic interest in Changyou, which is used for the calculation of basic net income per share.

In the calculation of Sohu.com Inc.’s diluted net income /(loss) per share, assuming a dilutive effect, all of Changyou’s existing unvested restricted share units, and vested restricted share units that have not yet been settled, are treated as vested and settled by Changyou under the treasury stock method, causing the percentage of the weighted average number of shares held by Sohu.com Inc. in Changyou to decrease. As a result, Changyou’s net income /(loss) attributable to Sohu.com Inc. on a diluted basis decreased accordingly. The effect of this calculation is presented as “incremental dilution from Changyou” in the table below. Assuming an anti-dilutive effect, all of these Changyou restricted share units are excluded from the calculation of Sohu.com Inc.’s diluted net income /(loss) per share. As a result, Changyou’s net income /(loss) attributable to Sohu.com Inc. on a diluted basis equals the number used for the calculation of Sohu.com Inc.’s basic net income /(loss) per share.

In the first quarter of 2015, all of these Changyou restricted share units had a dilutive effect, and therefore were included in the calculation of Sohu.com Inc.’s diluted net loss per share. This impact is presented as “incremental dilution from Changyou” in the table below.

On March 24, 2014 Sogou purchased from China Web 14.4 million Series A Preferred Shares of Sogou for an aggregate purchase price of $47.3 million. The transaction gave rise to a deemed dividend amounting to $27.7 million, which was deemed to have been contributed by Sohu.com Inc., as a holder of ordinary shares of Sogou, for the difference between the price Sogou paid to China Web for the Series A Preferred Shares and the carrying amount of these 14.4 million Series A Preferred Shares in the Group’s consolidated financial statements. This deemed dividend has been subtracted from net income attributable to Sohu.com Inc. for the three months ended March 31, 2014 in the table below when calculating the basic and diluted net loss per share attributable to Sohu.com Inc.

The following table presents the calculation of Sohu.com Inc.’s basic and diluted net loss per share (in thousands, except per share data).

	Three Months Ended March 31,
	2014	2015
Numerator:
Net loss attributable to Sohu.com Inc., basic (after subtracting the deemed dividend to noncontrolling Sogou Series A Preferred shareholders)	$(78,854)	$(31,120)
Effect of dilutive securities:
Incremental dilution from Sogou	0	0
Incremental dilution from Changyou	0	(221)

Net loss attributable to Sohu.com Inc., diluted	$(78,854)	$(31,341)

Denominator:
Weighted average basic common shares outstanding	38,411	38,525
Effect of dilutive securities:
Share options and restricted share units	0	0

Weighted average diluted common shares outstanding	38,411	38,525

Basic net loss per share attributable to Sohu.com Inc.	$(2.05)	$(0.81)

Diluted net loss per share attributable to Sohu.com Inc.	$(2.05)	$(0.81)

15. Recently Issued Accounting Pronouncements

In February 2015, the FASB issued Consolidation (Topic 810) —Amendments to the Consolidation Analysis. The amendments in Topic 810 respond to stakeholders’ concerns about the current accounting for consolidation of variable interest entities, by changing aspects of the analysis that a reporting entity must perform to determine whether it should consolidate such entities. Under the amendments, all reporting entities are within the scope of Subtopic 810-10, Consolidation—Overall, including limited partnerships and similar legal entities, unless a scope exception applies. The amendments are intended to be an improvement to current U.S. GAAP, as they simplify the codification of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R), with changes including reducing the number of consolidation models through the elimination of the indefinite deferral of Statement 167 and placing more emphasis on risk of loss when determining a controlling financial interest. The amendments are effective for publicly-traded companies for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. Earlier adoption is permitted. The Group is currently evaluating the impact on its consolidated financial statements of adopting this guidance.

16. Subsequent events

On April 14, 2015, Sohu invested an additional $16.3 million in SoEasy Internet Finance Group Limited (“SoEasy”). Upon completion of this additional investment, Sohu’s aggregate investment in SoEasy was $21.1 million, and Sohu held 35.1% of SoEasy’s equity capital. Sohu continued to account for this investment under the equity method, since it can exercise significant influence but does not own a majority of SoEasy’s equity capital or control SoEasy.

As disclosed in Note 4 – Fair Value Measurements, Changyou entered into a series of definitive agreements in April 2015 to divest a number of its business assets in relation to Changyou’s Web game and overseas online game businesses, including certain 7Road and overseas assets. The aggregate consideration contemplated by the agreements for the sale of these assets will be $205 million. Changyou expects to realize a net gain as a result of these sales. The closings of the transactions are subject to customary conditions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this report, references to “us,” “we,” “our,” “our company,” “our Group,” the “Sohu Group,” the “Group,” and “Sohu.com” are to Sohu.com Inc. and, except where the context requires otherwise, our wholly-owned and majority-owned subsidiaries and variable interest entities (“VIEs”) Sohu.com Limited, Sohu.com (Hong Kong) Limited (“Sohu Hong Kong”), All Honest International Limited (“All Honest”), Sohu.com (Game) Limited (“Sohu Game”), Go2Map Inc., Sohu.com (Search) Limited (“Sohu Search”), Sogou Inc. (“Sogou”), Sogou (BVI) Limited (“Sogou BVI”), Sogou Hong Kong Limited (“Sogou HK”), Vast Creation Advertising Media Services Limited (“Vast Creation”), Fox Video Investment Holding Limited (“Video Investment”), Fox Video Limited (“Sohu Video”), Fox Video (HK) Limited (“Video HK”), Focus Investment Holding Limited, Sohu Focus Limited, Sohu Focus (HK) Limited, Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu Software Technology Co., Ltd., Beijing Sohu Interactive Software Co., Ltd., Go2Map Software (Beijing) Co., Ltd., Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”), Beijing Sogou Network Technology Co., Ltd (“Sogou Network”), Fox Information Technology (Tianjin) Limited (“Video Tianjin”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”), Beijing Focus Time Advertising Media Co., Ltd., Beijing Sohu New Momentum Information Technology Co., Ltd. (“Sohu New Momentum”), Beijing Century High Tech Investment Co., Ltd. (“High Century”), Beijing Heng Da Yi Tong Information Technology Co., Ltd. (“Heng Da Yi Tong”, formerly known as Beijing Sohu Entertainment Culture Media Co., Ltd.), Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”), Beijing GoodFeel Technology Co., Ltd., Beijing Sogou Information Service Co., Ltd. (“Sogou Information”), Beijing 21 East Culture Development Co., Ltd., Beijing Sohu Donglin Advertising Co., Ltd.(“Donglin”), Beijing Pilot New Era Advertising Co., Ltd. (“Pilot New Era”), Beijing Focus Yiju Network Information Technology Co., Ltd., SohuPay Science and Technology Co., Ltd., Beijing Sohu Dianjin Information Technology Co., Ltd., Beijing Yi He Jia Xun Information Technology Co., Ltd., Tianjin Jinhu Culture Development Co., Ltd. (“Tianjin Jinhu”), Guangzhou Qianjun Network Technology Co., Ltd. (“Guangzhou Qianjun”), Shenzhen Shi Ji Guang Su Information Technology Co., Ltd., Chengdu Sogou Easypay Technology Co., Ltd. Beijing Intelligence World Network Technology Co., Ltd., Chongqing Qogir Enterprise Management Consulting Co., Ltd., SendCloud Technology Co., Ltd., Beijing Focus Interactive Information Service Co., Ltd., Beijing Focus Xin Gan Xian Information Technology Co., Ltd., Beijing Focus Real Estate Agency Co., Ltd. and our independently-listed majority-owned subsidiary Changyou.com Limited (“Changyou,” formerly known as TL Age Limited) as well as the following direct and indirect subsidiaries and VIEs of Changyou: Changyou.com HK Limited (“Changyou HK”) formerly known as TL Age Hong Kong Limited), Changyou.com Webgames (HK) Limited (“Changyou HK Webgames”), Changyou.com Gamepower (HK) Limited, ICE Entertainment (HK) Limited (“ICE HK”), Changyou.com Gamestar (HK) Limited, Changyou.com (US) LLC. (formerly known as AmazGame Entertainment (US) Inc.), Changyou.com (UK) Company Limited, ChangyouMy Sdn. Bhd, Changyou.com Korea Limited, Changyou.com India Private Limited, Changyou BİLİŞİM HİZMETLERİ TİCARET LİMİTED ŞİRKETİ, Kylie Enterprises Limited, Mobogarden Enterprises Limited, Heroic Vision Holdings Limited, TalkTalk Limited, RaidCall (HK) Limited, 7Road.com Limited (“7Road”), 7Road.com HK Limited (“7Road HK”), Changyou.com (TH) Limited, Changyou.com Rus Limited, PT.CHANGYOU TECHNOLOGY INDONESIA, Changyou Middle East FZ-LLC, Changyou.com Technology Brazil Desenvolvimento De Programas LTDA, Greative Digital Limited, Glory Loop Limited (“Glory Loop”), MoboTap Inc. (“MoboTap”, a Cayman Islands company), MoboTap Inc. Limited (“MoboTap HK”), MoboTap Inc. (a Delaware corporation), Dolphin Browser Inc., TMobi Limited (formerly known as Muse Entertainment Limited), Dstore Technology Limited, Mobo Information Technology Pte. Ltd., Global Cool Limited, Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”), Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”), ICE Information Technology (Shanghai) Co., Ltd. (“ICE Information”), Beijing Changyou RaidCall Internet Technology Co., Ltd. (“RaidCall”), Beijing Yang Fan Jing He Information Consulting Co., Ltd. (“Yang Fan Jing He”), Shanghai Jingmao Culture Communication Co., Ltd. (“Shanghai Jingmao”), Shanghai Hejin Data Consulting Co., Ltd., Beijing Changyou Jingmao Film & Culture Communication Co., Ltd. (“Beijing Jingmao”), Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”), Beijing Guanyou Gamespace Digital Technology Co., Ltd. (“Guanyou Gamespace”), Beijing Doyo Internet Technology Co., Ltd., Beijing Zhi Hui You Information Technology Co., Ltd., Shanghai ICE Information Technology Co., Ltd. (“Shanghai ICE”), Shenzhen 7Road Network Technologies Co., Ltd. (“7Road Technology”), Shenzhen 7Road Technology Co., Ltd. (“Shenzhen 7Road”), Beijing Changyou e-pay Co. Ltd., Beijing Changyou Aishouxin Ecological Technology Co., Ltd., Shenzhen Brilliant Imagination Technologies Co., Ltd., Fujian Changyou Heguang Electronic Technology Co., Ltd., Beijing Baina Information Technology Co., Ltd., Baina Zhiyuan (Beijing) Technology Co., Ltd. (“Beijing Baina Technology”), Beijing Anzhuoxing Technology Co., Ltd., Baina Zhiyuan (Chengdu) Technology Co., Ltd., Chengdu Xingyu Technology Co., Ltd., Baina (Wuhan) Information Technology Co., Ltd. (“Wuhan Baina Information”), Wuhan Xingyu Technology Co., Ltd., Wuhan Hualian Chuangke Technology Co., Ltd., Beijing Changyou Ledong Internet Technology Co., Ltd., and Beijing Global Cool Technology Co., Ltd., and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”) on March 2, 2015, as updated by Part II Item 1A of this report. Readers are cautioned not to place undue reliance on these forward-looking statements.

OVERVIEW

Sohu.com Inc. (NASDAQ: SOHU), a Delaware corporation organized in 1996, is a leading Chinese online media, search and game service group providing comprehensive online products and services on PCs and mobile devices in the People’s Republic of China (the “PRC” or “China”). Our businesses are conducted by Sohu.com Inc. and its subsidiaries and VIEs (collectively referred to as the “Sohu Group” or “the Group”). The Sohu Group consists of Sohu, which when referred to in this report, unless the context requires otherwise, excludes the businesses and the corresponding subsidiaries and VIEs of Sogou Inc. (“Sogou”) and Changyou.com Limited (“Changyou”), Sogou and Changyou. Sogou and Changyou are indirect controlled subsidiaries of Sohu.com Inc. Sohu is a leading Chinese language online media content and services provider. Sogou is a leading online search, client software and mobile Internet product provider in China. Changyou is a leading online game developer and operator in China as measured by the popularity of its MMOG TLBB and its mobile game TLBB 3D, and engages primarily in the development, operation and licensing of online games for PCs and mobile devices. Most of our operations are conducted through our indirect wholly-owned and majority-owned china-based subsidiaries and variable interest entities (“VIEs”).

Factors and Trends Affecting our Business

With the accelerated shift in user activities from desktop computers (“PCs”) to mobile devices and an increase in the number of Internet users, the usage of various kinds of mobile Internet services continued to accelerate at a fast pace during the first quarter of 2015. At Sohu, we focused our efforts on developing a portfolio of leading mobile products across our business lines that we believed our users would like. Our key products continued to gain traction in terms of traffic. For example, as of the end of March 2015, aggregate traffic for our online video business had risen 75% from a year ago while more than two thirds came from mobile, and Sogou search traffic continued to grow. The monetization of mobile traffic is also progressing well, as advertisers have begun to increase their budgets allocated to this area.

For Sohu Media Portal, the transition from a PC portal to a full-scale online information service provider is well on track. We have two leading mobile news products, a Web-based mobile news site, m.sohu.com, and a mobile news app. We strive to offer high-quality, diversified and reliable content to our customers. In the meantime, we provide them cross-screen and cost efficient marketing solutions.

Online video is one of the top Internet services in China, and Sohu Video is a leading video service provider in China. We noted an accelerating trend away from television toward streaming video, which is important specifically to Sohu’s online video business, as advertising dollars shift from television to online video. In the first quarter of 2015 we saw user base expansion and increased advertising revenues generated from our video business. In the meantime, as competition intensified, the major players stepped up their content spending to attract viewers. The average licensing fee for premium content grew significantly as compared to 2014. As a result, despite solid revenue growth, operating losses from our online video business widened. We expect that the industry-wide unfavorable cost structure will continue to overshadow the profitability outlook for the entire industry, including us, in the near term. However, we remain optimistic about the long-term prospects of the online video business, which is a strategic key business line for Sohu. As such, we will continue to invest in content in order to maintain our leading position in the industry.

On September 16, 2013, we entered into a strategic cooperation with Tencent Holding Limited (Tencent Holding Limited together with its subsidiaries, “Tencent”) for our search and Web directory business, in connection with which Tencent invested in Sogou. We believe that this strategic cooperation has reinforced Sogou as a leader in the large and fast-growing China market for search and Internet services, particularly for the mobile end. In the online search sector, Sogou is one of the top three PC search players in China, and we have demonstrated greater potential in mobile search. With deepening cooperation with Tencent’s various products, Sogou has brought unique capabilities to its mobile search and further enhanced its competitiveness. Improving search quality and expanding channels helped Sogou to grow its search traffic quickly. As of the end of March 2015, aggregate search traffic had increased by 60% year on year, and mobile traffic had increased 130%. It is expected that mobile search traffic will surpass PC traffic at some point this year. In the first quarter of 2015, aggregate paid clicks and cost-per-click continued to grow, with improving mobile monetization.

For our online games business conducted by Changyou, Tian Long Ba Bu (“TLBB”), a PC MMOG which we developed and currently operate in China, continues to deliver solid revenues and profitability. Changyou plans to launch a few more new PC games in the second half of the year to replace some of the older games. For Changyou’s mobile game business, revenues from TLBB 3D, which was launched in the fourth quarter of 2014, remained stable in this quarter. However, we expect TLBB 3D’s revenues to gradually slow to a more moderate level as a natural part of a mobile game’s progression. Changyou’s mobile strategy now is to bring out more mobile games with a diversified pipeline, through in-house development and joint development. For the three months ended March 31, 2015, the PC MMOGs and mobile games that Changyou operates had approximately 9.3 million total average monthly active accounts and approximately 2.0 million total average monthly active paying accounts. For Changyou’s platform channel business, Changyou continues to streamline its business lines, rationalize operations, and reduce costs.

Our Business

Through the operation of Sohu, Sogou and Changyou, we generate online advertising revenues (including brand advertising revenues and search and Web directory revenues), online games revenues and others revenues. Online advertising and online games are our core businesses. For the three months ended March 31, 2015, total revenues generated by Sohu, Sogou and Changyou were approximately $455.3 million, including:

Sohu:

•	$124.2 million in brand advertising revenues, of which $45.1 million was from Sohu Media Portal, $49.6 million was from Sohu Video, and $29.5 million was from Focus; and

•	$6.1 million in others revenues, mainly attributable to Sohu’s offering of mobile-related services and mobile products.

Total revenues generated by Sohu were $130.3 million.

Sogou:

•	$105.1 million in search and Web directory revenues (formerly referred to as “search and others” revenues); and

•	$11.2 million in others revenues, primarily attributable to Sogou’s offering of Internet value-added services (or “IVAS”) with respect to the operation of Web games and mobile games as well as other services provided to users.

Total revenues generated by Sogou were $116.3 million.

Changyou:

•	$185.0 million in online game revenues;

•	$9.6 million in brand advertising revenues, mainly attributable to Changyou’s 17173.com Website; and

•	$14.1 million in others revenues attributable to Changyou’s operation of the platform channel business, including RaidCall, the Dolphin Browser and other software applications; and Changyou’s cinema advertising revenues.

Total revenues generated by Changyou were $208.7 million.

For the three months ended March 31, 2015 our total brand advertising revenues were $133.8 million, total search and Web directory revenues were $105.1 million, total online game revenues were $185.0 million, and total others revenues were $31.4 million.

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

Revenues generated by the brand advertising business are classified as brand advertising revenues in our consolidated statements of comprehensive income.

Others Business

Sohu also engages in the others business, which includes mobile-related services and mobile products offered in cooperation with China mobile network operators to mobile phone users and to China mobile network operators. Revenues generated by Sohu from the others business are classified as others revenues in our consolidated statements of comprehensive income.

Sogou’s Business

Search and Web Directory Business

The search and Web directory business primarily offers advertisers pay-for-click services, as well as online marketing services on Web directories operated by Sogou. Pay-for-click services enable advertisers’ promotional links to be displayed on the Sogou search result pages and Sogou Website Alliance members’ Websites where the links are relevant to the subject and content of such Web pages. Both pay-for-click services and online marketing services on Web directories operated by Sogou expand distribution of our advertisers’ Website links and advertisements by leveraging traffic on Sogou Website Alliance members’ Websites. Our search and Web directory business benefits significantly from our collaboration with Tencent, which provides us access to traffic generated from users of products and services provided by Tencent.

Revenues generated by the search and Web directory business are classified as search and Web directory revenues in our consolidated statements of comprehensive income.

Others Business

Sogou also engages in the others business by primarily offering IVAS with respect to the operation of Web games and mobile games developed by third parties as well as other services provided to users. Revenues generated by Sogou from the others business are classified as others revenues in our consolidated statements of comprehensive income.

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

Platform Channel Business

Changyou also owns and operates a number of Web properties and software applications for PCs and mobile devices (collectively referred to as “platform channels”), including the 17173.com Website, one of the leading information portals for game players in China; RaidCall, which provides online music and entertainment services, primarily in Taiwan; and the Dolphin Browser, a gateway to a host of user activities on mobile devices, with the majority of its users based in Europe, Russia and Japan. Changyou’s platform channels serve various needs of its users and help Changyou reach more user communities and conduct cross-promotions of its games and services. Revenues generated by 17173.com Website are classified as brand advertising revenues, and revenues generated by RaidCall and the Dolphin Browser are classified as others revenues in our consolidated statements of comprehensive income.

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

Noncontrolling Interest for Sogou

As we control the election of the Board of Directors of Sogou, we are Sogou’s controlling shareholder. Accordingly, we consolidate Sogou in our consolidated financial statements, and recognize noncontrolling interest reflecting economic interests in Sogou held by shareholders other than us. To reflect the economic interest in Sogou held by shareholders other than us (the “Sogou noncontrolling shareholders”), Sogou’s net income /(loss) attributable to the Sogou noncontrolling shareholders is recorded as noncontrolling interest in our consolidated statements of comprehensive income. Sogou’s cumulative results of operations attributable to the Sogou noncontrolling shareholders, along with changes in shareholders’ equity /(deficit) and adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled and the Sogou noncontrolling shareholders’ investments in Sogou Preferred Shares and Ordinary Shares are accounted for as a noncontrolling interest classified as permanent equity in our consolidated balance sheets, as we have the right to reject a redemption requested by the noncontrolling interest. These treatments are based on the terms governing investment, and on the terms of the classes of Sogou shares held, by the noncontrolling shareholders in Sogou.

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

Noncontrolling Interest for Changyou

As of March 31, 2015, we held approximately 68% of the combined total of Changyou’s outstanding ordinary shares, and controlled approximately 95% of the total voting power in Changyou. As we are Changyou’s controlling shareholder, we consolidate Changyou in our consolidated financial statements, and recognize noncontrolling interest reflecting the economic interest in Changyou held by shareholders other than Sohu.

To reflect the economic interest in Changyou held by shareholders other than us (“Changyou noncontrolling shareholders”), Changyou’s net income /(loss) attributable to the Changyou noncontrolling shareholders is recorded as noncontrolling interest in our consolidated statements of comprehensive income, based on their share of the economic interest in Changyou. Changyou’s cumulative results of operations attributable to the Changyou noncontrolling shareholders, along with changes in shareholders’ equity, adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled and adjustment for changes in Sohu’s ownership in Changyou, are recorded as noncontrolling interest in our consolidated balance sheets.

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

Brand Advertising Revenues

Business Model

Through PCs and mobile devices, we provide advertisement placements to our advertisers on different Website channels and in different formats, which include banners, links, logos, buttons, full screen, pre-roll, mid-roll, post-roll video screens, pause video screens, loading page ads, news feed ads and in-feed video infomercial ads.

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

Self-Operated Games

Changyou is the primary obligor of its self-operated games. Changyou hosts the games on its own servers and is responsible for the sale and marketing of the games as well as customer service. Accordingly, revenues are recorded gross of revenue sharing-payments to third-party developers and/or mobile app stores, but are net of business tax and discounts to game card distributors where applicable. Revenues obtained by Changyou from the sale of in-game virtual items are recognized over the estimated lives of the virtual items purchased by game players or as the virtual items are consumed. If different assumptions were used in deriving the estimated lives of the virtual items, the timing of the recording of the revenues would be impacted.

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

Licensed Out Games

Changyou also authorizes third-parties to operate its online games. Licensed out games include MMOGs, mobile games and Web games developed in house and mobile games developed in house and jointly developed with third-party developers. Changyou receives monthly revenue-based royalty payments from all the third-party licensee operators. Changyou receives additional up-front license fees from certain third-party licensee operators who are entitled to an exclusive right to operate Changyou’s games in specified geographic areas. Since Changyou is obligated to provide post-sale services, the initial license fees are recognized as revenue ratably over the license period, and the monthly revenue-based royalty payments are recognized when relevant services are delivered, provided that collectability is reasonably assured. Changyou views the third-party licensee operators as Changyou’s customers and recognizes revenues on a net basis, as Changyou does not have the primary responsibility for fulfillment and acceptability of the game services. Changyou remits to the third-party developers a pre-agreed percentage of revenues from jointly developed and licensed out mobile games, and recognizes revenues on a net basis.

Others Revenues

Sohu

Sohu also engages in the others business, which includes mobile-related services and mobile products offered in cooperation with China mobile network operators to mobile phone users and to China mobile network operators. Revenues generated by Sohu from the others business are classified as others revenues in our consolidated statements of comprehensive income.

Sogou

Others revenues attributable to Sogou are primarily IVAS revenues derived from the operation of Web games and mobile games of third-party developers as well as other services that Sogou provides to users. Revenues from IVAS are recognized when Sogou’s obligations under the agreements and all other revenue recognition criteria have been met.

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

Sohu (excluding Sohu Video), Sogou, and Changyou Share-based Awards

Sohu (excluding Sohu Video) Share-based Awards

In determining the fair value of share options granted by Sohu (excluding Sohu Video) as share-based awards before 2006, the Black-Scholes valuation model was applied. In determining the fair value of restricted share units granted, the public market price of the underlying shares on the grant dates was applied.

On February 7, 2015, our Board of Directors approved grants of options for the purchase of an aggregate of 1,068,000 shares of common stock to our executive officers and key employees. These awards are expected to vest and become exercisable in four equal installments over a period of four years, with each installment vesting upon satisfaction of a service period requirement and certain subjective performance targets. For purposes of ASC 718-10-25, as of March 31, 2015 no grant date had occurred because no grant date can be established until a mutual understanding can be reached between us and the recipients clarifying the subjective performance requirements. In accordance with ASC 718-10-55, as the service inception date preceded the grant date, compensation expense was accrued beginning on the service inception date and will be re-measured on each subsequent reporting date before the grant date is established, based on the then-current fair value of the awards. The estimate of the awards’ fair value will be fixed in the period in which the grant date occurs, and cumulative compensation expense will be adjusted based on the fair value at the grant date. In determining the fair value of share options granted by us the public market price of the underlying shares at each reporting date was used, and a binomial valuation model was applied.

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

Changyou Share-based Awards

In determining the fair value of ordinary shares and restricted share units granted by Changyou as share-based awards in 2008, the income approach /discounted cash flow method with a discount for lack of marketability was applied, given that the shares underlying the awards were not publicly traded at the time of grant. In determining the fair value of restricted share units granted in 2009 before Changyou’s initial public offering, the fair value of the underlying shares was determined based on Changyou’s offering price for its initial public offering. In determining the fair value of restricted share units granted after Changyou’s initial public offering, the public market price of the underlying shares on the grant dates was applied. In determining the fair value of share options granted after Changyou’s initial public offering, the public market price of the underlying shares on the grant date was used and a binomial valuation model was applied.

For share options, restricted shares and restricted share units granted with respect to Sohu (excluding Sohu Video) shares and Changyou shares, compensation expense is recognized on an accelerated basis over the requisite service period. For share options granted with respect to Sogou shares, compensation expense is recognized on a straight-line basis over the estimated period during which the service period requirement and performance target will be met. For Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search-related businesses, compensation expense is recognized by Sogou on an accelerated basis over the requisite service period, and the fair value of the share-based compensation is re-measured at each reporting date until a measurement date occurs. For Sogou Class A Ordinary Shares repurchased from our employees in the second quarter of 2014, share-based compensation expense is recognized in our consolidated statements of comprehensive income in an amount equal to the excess of the repurchase price over the fair value at the repurchase date of the Sogou Class A Ordinary Shares that we repurchased. The number of share-based awards for which the service is not expected to be rendered over the requisite period is estimated, and no compensation expense is recorded for the number of awards so estimated.

Sohu Video Share-based Awards

On January 4, 2012, Sohu Video, the holding entity of Sohu’s video division, adopted a 2011 Share Incentive Plan (the “Video 2011 Share Incentive Plan”) which provides for the issuance of up to 25,000,000 ordinary shares of Sohu Video (representing approximately 10% of the outstanding Sohu Video Shares on a fully-diluted basis) to management and key employees of the video division and to Sohu management. As of March 31, 2015, grants of options for the purchase of 16,368,200 ordinary shares of Sohu Video had been contractually made, of which options for the purchase of 4,972,800 ordinary shares were vested.

For purposes of ASC 718-10-25, as of March 31, 2015, no grant date had occurred, because the broader terms and conditions of the option awards had neither been finalized nor mutually agreed upon with the recipients, and such mutual understanding cannot be reached until the fair value of the awards is determinable and can be accounted for. In accordance with ASC 718-10-55, our management determined that the service inception date with respect to vested option awards for the purchase of 4,972,800 shares had preceded the grant date. Therefore, we began to recognize compensation expense for Sohu Video share-based awards in the second quarter of 2014.

7Road Share-based Awards

On July 10, 2012, 7Road adopted the 7Road 2012 Share Incentive Plan. On June 28, 2013, 7Road’s Board of Directors approved the cancellation of this incentive plan. 7Road concurrently offered to a total of 42 7Road employees holding an aggregate of 2,223,750 restricted share units which had been granted under this incentive plan the right to exchange their restricted share units for, at each employee’s election, in each case subject to the employee’s continued employment by 7Road, either (i) Scheme I: the right to a cash payment of up to an aggregate of $2.90 per restricted share unit exchanged, vesting and payable at the rate of 40%, 30% and 30%, respectively, on the first, second and third anniversaries of July 18, 2012, which is the date when the surrendered restricted share units were granted under the 7Road 2012 Share Incentive Plan, or (ii) Scheme II: the right to receive an annual cash bonus, over a seven-year period commencing July 1, 2013, based on the adjusted annual cumulative net income of 7Road. As of June 28, 2013, all restricted share units held by these 42 7Road employees had been included in this exchange program. In the third quarter of 2013, 7Road granted to an additional 48 7Road employees the right to receive an annual cash bonus under Scheme II with the same terms as described above.

For Scheme I, as of March 31, 2015 compensation expense of $4.2 million had been recognized with respect to the modification, and $0.2 million will be recognized in the consolidated statements of comprehensive income ratably over the remaining vesting period of the awards. For Scheme II, the compensation expense varies depending on 7Road’s financial performance.

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

Entities Qualified as HNTEs

As of March 31, 2015, the following principal entities were qualified as HNTEs and were entitled to an income tax rate of 15%, except that AmazGame was entitled to an income tax rate of 10% because it was also qualified as a Key National Software Enterprise and was in an initial preferential period.

For Sohu’s Business

•	Sohu Internet. Sohu Internet will need to re-apply for HNTE qualification in 2015.

•	Sohu Era, Sohu Media and Guangzhou Qianjun. Sohu Era, Sohu Media and Guangzhou Qianjun will each need to re-apply for HNTE qualification in 2017.

For Sogou’s Business

•	Sogou Information. Sogou Information will need to re-apply for HNTE qualification in 2015.

•	Sogou Technology. Sogou Technology will need to re-apply for HNTE qualification in 2017.

For Changyou’s Business

•	AmazGame, Gamease and Shenzhen 7Road. AmazGame, Gamease and Shenzhen 7Road will each need to re-apply for HNTE qualification in 2017.

Entities Qualified as Software Enterprises

For Sohu’s Business

•	Sohu New Momentum. In 2015, Sohu New Momentum is in its second income tax exemption year as a Software Enterprise.

For Changyou Business

•	AmazGame. AmazGame will need to re-apply for Key National Software Enterprise qualification, which entitles it to a preferential income tax rate of 10%, in 2015.

•	Gamespace. In 2015, Gamespace is in the second of the three years in which it will be entitled to a 50% reduction to a rate of 12.5% as a Software Enterprise.

•	ICE Information. ICE Information was not subject to income tax, as it incurred losses.

•	7Road Technology. In 2015, 7Road Technology is in the first of the three years in which it will be entitled to a 50% reduction to a rate of 12.5% as a Software Enterprise.

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

PRC Value-Added Tax and Business Tax

Revenues from the brand advertising and search and Web directory businesses, as well as online game revenues generated from licensed mobile games and from Changyou’s Web game operations that were not developed in-house, are subject to VAT. VAT payable is the difference between the output VAT (at a rate of 6%) and available input VAT amount (at the rate applicable to the supplier). Revenues from 7Road that are deemed to be derived from the sale of software are subject to VAT. VAT is payable by 7Road at a rate of 17%, with a 14% immediate tax refund irrespective of the availability of any input VAT, resulting in a net rate of 3%. Other online game revenues from MMOG operations and self-developed mobile games are subject to a 5% business tax.

We adopted the net presentation method for our brand advertising and search and Web directory businesses. We adopted the gross presentation method for revenues from in-house-developed Web games that are deemed to be derived from the sale of software.

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

(1)	Sogou’s net income /(loss) attributable to Sohu.com Inc. is determined using the percentage that the weighted average number of Sogou shares held by Sohu.com Inc. represents of the weighted average number of Sogou Preferred Shares and Ordinary Shares, shares issuable upon the conversion of convertible preferred shares under the if-converted method, and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, and is not determined by allocating Sogou’s net income /(loss) to Sohu.com Inc. using the methodology for the calculation of net income /(loss) attributable to the Sogou noncontrolling shareholders.

In the calculation of Sohu.com Inc.’s diluted net income /(loss) per share, assuming a dilutive effect, the percentage of the Sohu.com Inc.’s shareholding in Sogou was calculated by treating convertible preferred shares issued by Sogou as having been converted at the beginning of the period and unvested share options with the performance targets achieved as well as vested but unexercised share options as having been exercised during the period. The dilutive effect of share-based awards with a performance requirement was not considered before the performance targets were actually met. Assuming an anti-dilutive effect, all of these Sogou shares and share options are excluded from the calculation of Sohu.com Inc.’s diluted income /(loss) per share. As a result, Sogou’s net income /(loss) attributable to Sohu.com Inc. on a diluted basis equals the number used for the calculation of Sohu.com Inc.’s basic net income /(loss) per share.

(2)	Changyou’s net income /(loss) attributable to Sohu.com Inc. is determined using the percentage that the weighted average number of Changyou shares held by Sohu.com Inc. represents of the weighted average number of Changyou ordinary shares and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, and not by using the percentage held by Sohu.com Inc. of the total economic interest in Changyou, which is used for the calculation of basic net income per share.

In the calculation of Sohu.com Inc.’s diluted net income /(loss) per share, assuming a dilutive effect, all of Changyou’s existing unvested restricted share units, and vested restricted share units that have not yet been settled, are treated as vested and settled by Changyou under the treasury stock method, causing the percentage of the weighted average number of shares held by Sohu.com Inc. in Changyou to decrease. As a result, Changyou’s net income /(loss) attributable to Sohu.com Inc. on a diluted basis decreased accordingly. Assuming an anti-dilutive effect, all of these Changyou restricted share units are excluded from the calculation of Sohu.com Inc.’s diluted net income /(loss) per share. As a result, Changyou’s net income /(loss) attributable to Sohu.com Inc. on a diluted basis equals the number used for the calculation of Sohu.com Inc.’s basic net income /(loss) per share.

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

Our financial instruments mainly include cash equivalents, restricted time deposits, short-term investments, accounts receivable, prepaid and other current assets, available-for-sale securities under long-term investments, held-for-sale assets, accounts payable, accrued liabilities, receipts in advance and deferred revenue, short-term bank loans, other short-term liabilities, held-for-sale liabilities, long-term accounts payable and long-term bank loans, as well as repurchase options and a put option for Sogou Series A Preferred Shares.

Cash Equivalents

Our cash equivalents mainly consist of time deposits and money market funds with original maturities of three months or less.

Restricted Time Deposits

Restricted time deposits are valued based on the prevailing interest rates in the market using the discounted cash flow method.

Collateral related to Sogou Incentive Shares Trust Arrangements

In February 2013, we deposited $9.0 million in cash into restricted time deposit accounts at a bank as collateral for credit facilities provided by the bank to certain Sogou employees. The facilities were intended to fund the employees’ early exercise of Sogou share options and related PRC individual income tax. We are not subject to any additional potential payments other than the restricted time deposit amounts, and believe that the fair value of our guarantee liability is immaterial.

Changyou Loans from Offshore Banks, Secured by Time Deposits

As of March 31, 2015, we had, through Changyou, loans from offshore banks secured by RMB deposits in onshore branches of those banks. The loans from the offshore branches of the lending banks are classified as short-term bank loans or long-term bank loans based on their repayment period. The rates of interest under the loan agreements with the lending banks were determined based on the prevailing interest rates in the market. The RMB onshore deposits securing the offshore loans are treated as restricted time deposits on our consolidated balance sheets.

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

Sogou’s repurchase options with Photon and China Web were initially recognized in additional paid-in capital in the Sohu Group’s consolidated balance sheets at fair value when the agreements were signed. Any subsequent changes in the fair values of the repurchase options were not and will not be recognized. On March 24, 2014, Sogou purchased from China Web, pursuant to the Repurchase/Put Option Agreement between Sogou and China Web, 14.4 million Series A Preferred Shares of Sogou, for an aggregate purchase price of $47.3 million. As of March 31, 2015, the remaining balance for the repurchase option with Photon in additional paid-in capital was $1.2 million, based on the fair value of the repurchase option on September 16, 2013.

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

Fixed Assets

Fixed assets mainly comprise office buildings, leasehold improvements, building improvements, vehicles, office furniture, and computer equipment and hardware. Fixed assets are recorded at cost less accumulated depreciation with no residual value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Fixed Assets	Estimated Useful Lives (years)
Office buildings	36-47
Leasehold improvements	Lesser of term of the lease or the estimated useful lives of the assets
Building improvements	10
Vehicles	4-10
Office furniture	5
Computer equipment and hardware	2-5

Expenditure for maintenance and repairs is expensed as incurred.

The gain or loss on the disposal of fixed assets is the difference between the net sales proceeds and the lower of the carrying value or fair value less cost to sell the relevant assets and is recognized in operating expenses in the consolidated statements of comprehensive income.

Intangible Assets

Intangible assets mainly comprise domain names and trademarks, developed technologies, computer software, purchased video content, cinema advertising slot rights, and operating rights for licensed games. Intangible assets are recorded at cost less accumulated amortization with no residual value. Amortization of intangible assets other than purchased video content is computed using the straight-line method over their estimated useful lives.

The estimated useful lives of our intangible assets are listed below:

Intangible Assets	Estimated Useful Lives (years)
Domain names and trademarks	4-30
Developed technologies	3-10
Computer software	1-5
Licensed video content	4 months to 2 years, or over the applicable licensing period
Cinema advertising slot rights	over the contract terms
Operating rights for licensed games	over the contract terms

Purchased Video Content and Self-produced Video Content

Purchased video content is recognized as intangible assets. Amortization of purchased video content is computed based on the trend in viewership accumulation. For self-produced video content, the production costs incurred in excess of the amount of revenue contracted are expensed as incurred, instead of being recorded as intangible assets.

Sohu Video enters into nonmonetary transactions to exchange online broadcasting rights for purchased video content with other online video broadcasting companies. Under ASC 845, the cost of a nonmonetary asset acquired in exchange for another nonmonetary asset is the fair value of the asset surrendered to obtain the acquired nonmonetary asset, and a gain or loss should be recognized on the exchange. The fair value of the asset received should be used to measure the cost if the fair value of the asset received is more reliable than the fair value of the asset surrendered. We record these nonmonetary exchanges at the fair values of the online broadcasting rights for purchased video content and recognize any gain or loss from such exchange transactions.

Prepaid Non-current Assets

Prepaid non-current assets primarily include prepaid PRC income tax arising from the sale of certain assets associated with the 17173.com Website by Sohu to Changyou. The prepaid PRC income tax will be amortized over the period of the weighted average remaining life of the 17173.com Website related assets sold to Changyou.

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

In accordance with ASC 350, we do not amortize goodwill, but test it for impairment. Goodwill is not deductible for tax purposes. We test goodwill for impairment at the reporting unit level on an annual basis as of October 1, and between annual tests when an event occurs or circumstances change that could indicate that the asset might be impaired. Commencing in September 2011, we adopted the Financial Accounting Standards Board (“FASB”) revised guidance on “Testing of Goodwill for Impairment.” Under this guidance, we have the option to choose whether we will apply the qualitative assessment first and then the quantitative assessment, if necessary, or to apply the quantitative assessment directly. For reporting units applying a qualitative assessment first, we start the goodwill impairment test by assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is more-likely-than-not the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is mandatory. Otherwise, no further testing is required. The quantitative impairment test consists of a comparison of the fair value of goodwill with its carrying value. For reporting units directly applying the quantitative assessment, we perform the goodwill impairment test by quantitatively comparing the fair values of those reporting units to their carrying amounts.

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

RESULTS OF OPERATIONS

Revenues

The following table presents our revenues by revenue source and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2014		2015		2015 VS 2014
Revenues:
Online advertising:
Brand advertising	$111,103	30%	$133,821	29%	$22,718
Search and Web directory	64,309	18%	105,126	23%	40,817

Subtotal of online advertising revenues	175,412	48%	238,947	52%	63,535

Online game	163,388	45%	184,994	41%	21,606
Others	26,515	7%	31,391	7%	4,876

Total revenues	$365,315	100%	$455,332	100%	$90,017

Total revenues were $455.3 million and $365.3 million, respectively, for the three months ended March 31, 2015 and 2014, representing a year-on-year growth rate of 25%. The increase was mainly attributable to increases in search and Web directory revenues.

Online Advertising Revenues

Online advertising revenues were $238.9 million and $175.4 million, respectively, for the three months ended March 31, 2015 and 2014, representing a year-on-year growth rate of 36%.

Brand Advertising Revenues Generated by Sohu and Changyou

Brand advertising revenues were $133.8 million and $111.1 million, respectively, for the three months ended March 31, 2015 and 2014, representing a year-on-year growth rate of 20%. The increases in brand advertising revenues were mainly from Sohu Video.

Sohu

- Sohu Media Portal

Revenues from Sohu Media Portal were $45.1 million and $44.3 million, respectively, for the three months ended March 31, 2015 and 2014, representing a year-on-year growth rate of 2%. The number of advertisers for Sohu Media Portal was 1,482 and 1,707, respectively, for the three months ended March 31, 2015 and 2014.

- Sohu Video

Revenues from Sohu Video were $49.6 million and $31.6 million, respectively, for the three months ended March 31, 2015 and 2014, representing a year-on-year growth rate of 57%. The increase was driven by faster mobile monetization. In addition, our strategy of providing high-quality and differentiated content and increasing the base of daily unique visitors and daily video views, which in turn resulted in higher revenues and also attracted a larger number of advertisers. For the month of March 2015 compared to the month of March 2014, the average daily unique visitors and average daily video views for Sohu Video increased 11% and 45%, respectively. The pricing for online video has generally been stable. The number of advertisers on Sohu Video sites was 258 and 223, respectively, for the three months ended March 31, 2015 and 2014.

- Focus

Revenues from Focus were $29.5 million and $26.0 million, respectively, for the three months ended March 31, 2015 and 2014, representing a year-on-year growth rate of 13%. This increase was mainly driven by our subscription membership services offered to prospective purchasers of real estate as a result of the expansion of the Focus business through our establishment of more partnerships with property developers. For the three months ended March 31, 2015 and 2014, revenues from these subscription membership services were $13.7 million and $10.8 million, respectively, the number of developers with which we had cooperation arrangements was 371 and 222, respectively, and the number of paying subscribers for the membership services was 20,498 and 14,982, respectively.

Changyou

- 17173.com Website

Revenues from the 17173.com Website were $9.6 million and $9.2 million, respectively, for the three months ended March 31, 2015 and 2014, representing a year-on-year growth rate of 4%. The number of advertisers for the 17173.com Website was 92 and 61, respectively, for the three months ended March 31, 2015 and 2014.

Search and Web Directory Revenues Generated by Sogou

Revenues from search and Web directory services were $105.1 million and $64.3 million, respectively, for the three months ended March 31, 2015 and 2014, representing a year-on-year growth rate of 63%.

Pay-for-click Services

Revenues from pay-for-click services accounted for approximately 82% and 75%, respectively, of the total search and Web directory revenues for the three months ended March 31, 2015 and 2014. The growth in revenues from pay-for-click services was principally attributable to an increase in the number of paid clicks and a higher average cost-per-click, as paid clicks increased by approximately 51%,and average cost-per-click increased by approximately 15%, for the three months ended March 31, 2015, compared to the corresponding period in 2014.

Online Marketing Services on Web Directories Operated by Sogou

Revenues from online marketing services on Web directories operated by Sogou accounted for approximately 14% and 21%, respectively, of the total search and Web directory revenues for the three months ended March 31, 2015 and 2014. The growth in revenues from online marketing services on Web directories operated by Sogou was primarily driven by an increase in the number of average daily unique visitors on Web directories operated by Sogou, as the number of average daily unique visitors increased by approximately 28% in the three months ended March 31, 2015 compared to the corresponding period in 2014.

Online Game Revenues Generated by Changyou

Online Game revenues were $185.0 million and $163.4 million, respectively, for the three months ended March 31, 2015 and 2014, representing a year-on-year growth rate of 13%.

MMOGs and Mobile Games

Revenues from MMOGs were $101.7 million and $129.9 million, respectively, for the three months ended March 31, 2015 and 2014, representing a year-on-year decrease rate of 22%. Revenues from MMOGs accounted for 55% and 79%, respectively, of Changyou online game revenues for the three months ended March 31, 2015 and 2014. The year-on-year decrease in revenues from MMOGs was mainly due to decreased revenues from TLBB, resulting from the strategic decision to reduce the level of promotional activities within TLBB to achieve an in-game balance and a sustainable environment for game players and the game’s maturity. In the first quarter of 2015, TLBB generated $86.5 million in revenues, accounting for approximately 47% of Changyou’s online game revenues, approximately 41% of Changyou’s total revenues and approximately 19% of the Sohu Group’s total revenues. Revenues from mobile games were $65.7 million and $1.9 million, respectively, for the three months ended March 31, 2015 and 2014. The year-on-year increase was mainly due to revenues from Changyou’s mobile game TLBB 3D, which was launched in the fourth quarter of 2014.

The following table sets forth certain operating data for Changyou’s MMOGs and mobile games for the periods indicated:

Average Monthly Active Accounts (1)	For the Three Months Ended March 31
(in millions)	MMOGs	MMOGs and mobile games
2014	6.5	9.1
2015	4.9	9.3

Quarterly Aggregate Active Paying Accounts (2)	For the Three Months Ended March 31
(in millions)	MMOGs	MMOGs and mobile games
2014	1.5	1.5
2015	1.1	2.0

(1)	Average Monthly Active Accounts for a given period refers to the number of registered accounts that were logged in to these games at least once during the period.
(2)	Quarterly Aggregate Active Paying Accounts for a given quarter refers to the number of accounts from which game points were used at least once during the quarter.

Web Games

Revenues from Web games were $17.6 million and $31.7 million, respectively, for the three months ended March 31, 2015 and 2014. The year-on-year decrease in revenues from Web games was mainly due to decreased revenues in China from Wartune and DDTank, which have reached a mature phase in their operation.

Others Revenues

Revenues for others services were $31.4 million and $26.5 million, respectively, for the three months ended March 31, 2015 and 2014. The year-on-year increase was mainly due to increased revenues from IVAS and the cinema advertisement business.

Costs and Expenses

Cost of Revenues

The following table presents our cost of revenues by source and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2014		2015		2015 VS 2014
Cost of revenues:
Online advertising:
Brand advertising	$64,140	46%	$104,552	47%	$40,412
Search and Web directory	31,737	23%	49,919	22%	18,182

Subtotal of cost of online advertising revenues	95,877	69%	154,471	69%	58,594

Online game	26,586	21%	49,485	22%	22,899
Others	16,035	10%	18,198	9%	2,163

Total cost of revenues	$138,498	100%	$222,154	100%	$83,656

Total cost of revenues was $222.2 million and $138.5 million, respectively, for the three months ended March 31, 2015 and 2014, representing a year-on-year growth rate of 60%.

Cost of Online Advertising Revenues

Cost of online advertising revenues was $154.5 million and $95.9 million, respectively, for the three months ended March 31, 2015 and 2014, representing a year-on-year growth rate of 61%.

Cost of Brand Advertising Revenues

Cost of brand advertising revenues mainly consists of content and license costs, bandwidth leasing costs, salary and benefits expenses, and depreciation expenses.

Cost of brand advertising revenues was $104.6 million and $64.1 million, respectively, for the three months ended March 31, 2015 and 2014. The $40.4 million increase mainly consisted of a $31.9 million increase in content and license costs, a $5.2 million increase in bandwidth leasing costs, and a $2.2 million increase in salary and benefits expense.

Our brand advertising gross margin was 22% and 42%, respectively, for the three months ended March 31, 2015 and 2014. The decrease in our brand advertising gross margin was mainly due to increases in content and bandwidth costs for Sohu Video.

Cost of Search and Web Directory Revenues

Cost of search and Web directory revenues mainly consists of traffic acquisition costs, bandwidth leasing costs, depreciation expenses, as well as salary and benefits expenses.

Cost of search and Web directory revenues was $49.9 million and $31.7 million, respectively, for the three months ended March 31, 2015 and 2014. The $18.2 million increase mainly consisted of a $13.7 million increase in traffic acquisition costs and a $3.8 million increase in bandwidth leasing costs.

Our search and Web directory gross margin was 53% and 51%, respectively, for the three months ended March 31, 2015 and 2014. The increase in our search and Web directory gross margin was mainly due to increased revenues, combined with lower depreciation expenses as a percentage of search and Web directory revenues.

Cost of Online Game Revenues

Cost of online game revenues mainly consists of revenue-sharing payments, salary and benefits expenses, bandwidth leasing costs, and depreciation and amortization expenses.

Cost of online game revenues was $49.5 million and $26.6 million, respectively, for the three months ended March 31, 2015 and 2014. The $22.9 million increase consisted primarily of a $27.9 million increase in revenue-sharing payments to mobile app stores, which was offset by a $2.8 million decrease in salary and benefits expenses and a $1.2 million decrease in bandwidth leasing costs.

Our online game gross margin was 73% and 84%, respectively, for the three months ended March 31, 2015 and 2014. The decreases in our online game gross margin were mainly due to a change in the revenue mix, as new mobile games and licensed PC games typically incur additional revenue-sharing costs.

Cost of Others Revenues

Cost of revenues for other services mainly consists of revenue-sharing payments related to the IVAS business, revenue-sharing payments paid to China mobile network operators, and payments to theatres and film production companies for pre-film screening advertisement slots. Cost of revenues for other services was $18.2 million and $16.0 million, respectively, for the three months ended March 31, 2015 and 2014.

Operating Expenses

The following table presents our operating expenses by nature and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2014		2015		2015 VS 2014
Operating expenses:
Product development	$117,722	40%	$102,191	44%	$(15,531)
Sales and marketing	142,354	48%	83,128	36%	(59,226)
General and administrative	35,354	12%	45,164	20%	9,810

Total operating expenses	$295,430	100%	$230,483	100%	$(64,947)

Total operating expenses were $230.5 million and $295.4 million, respectively, for the three months ended March 31, 2015 and 2014. The year-on-year decrease in total operating expenses for the first quarter of 2015 was $64.9 million. The decrease was mainly due to decreases in sales and marketing expenses and product development expenses.

Product Development Expenses

Product development expenses mainly consist of personnel-related expenses incurred for enhancement and maintenance of our Websites, costs associated with new product development and maintenance, and costs of enhancement of existing products and services, and include the development costs of online games prior to the establishment of technological feasibility and maintenance costs after the online games are available for marketing.

Product development expenses were $102.2 million and $117.7 million, respectively, for the three months ended March 31, 2015 and 2014. The $15.5 million decrease mainly consisted of a $21.8 million decrease in salary and benefits expenses, offset by a $2.2 million increase in depreciation and amortization expense, and a $2.1 million increase in share-based compensation expense. The $21.8 million decrease in salary and benefits expenses resulted primarily from an accrual for estimated compensation expense associated with three employee incentive plans that had been recognized by Changyou in the first quarter of 2014. Such accrual was reversed in the fourth quarter of 2014 due to lowered estimates based on management’s latest reassessment of the estimated compensation liabilities for the three employee incentive plans. The three employee incentive plans were cancelled during the first quarter of 2015, and therefore no such accrual was made in the first quarter of 2015.

Sales and Marketing Expenses

Sales and marketing expenses mainly consist of advertising and promotional expenditures, salary and benefits expenses, travel expenses, and facility expenses.

Sales and marketing expenses were $83.1 million and $142.4 million, respectively, for the three months ended March 31, 2015 and 2014. The $59.2 million decrease mainly consisted of a $57.9 million decrease in advertising and promotional expenditures, which was mainly due to Changyou’s significant reduction in marketing and promotional spending for mobile Internet products, and a $1.5 million decrease in travel expenses, offset by a $0.9 million increase in salary and benefits expense.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses, professional service fees, share-based compensation expense, facility expenses, travel expenses, and depreciation and amortization expenses.

General and administrative expenses were $45.2 million and $35.4 million, respectively, for the three months ended March 31, 2015 and 2014. The $9.8 million increase mainly consisted of a $4.9 million increase in share-based compensation expense, a $3.1 million increase in professional service fees, and a $1.3 million increase in facility and office expenses.

Share-based Compensation Expense

Share-based compensation expense was recognized in costs and expenses for the three months ended March 31, 2015 and 2014, respectively, as follows (in thousands):

	Three Months Ended March 31,
Share-based compensation expense	2014	2015
Cost of revenues (1)	$(214)	$253
Product development expenses	2,653	4,776
Sales and marketing expenses	703	245
General and administrative expenses	2,098	6,952

	$5,240	$12,226

Note (1): In the first quarter of 2014, we trued up the shared-based compensation expense for forfeited restricted share units which would have become fully vested during the quarter.

Share-based compensation expense recognized for share awards of Sohu (excluding Sohu Video), Sogou, Changyou and Sohu Video was as follows (in thousands):

	Three Months Ended March 31,
Share-based compensation expense	2014	2015
For Sohu (excluding Sohu Video) share-based awards	$2,628	$4,376
For Sogou share-based awards (2)	2,332	4,792
For Changyou share-based awards	280	3,903
For Sohu Video share-based awards (3)	0	(845)

	$5,240	$12,226

Note (2): Includes compensation expense for Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search-related businesses.

Note (3): The negative amount for the first quarter of 2015 represented re-measured compensation expense based on the then-current fair value of the awards on March 31, 2015.

As of March 31, 2015, unrecognized share-based compensation expense for Sohu (excluding Sohu Video), Sogou and Changyou share-based awards was as follows (in thousands):

Unrecognized share-based compensation expense	As of March 31, 2015
For Sohu (excluding Sohu Video) share-based awards	$2,872
For Sogou share-based awards (4)	6,411
For Changyou share-based awards	25,376

$34,659

Note (4): Includes the unrecognized compensation expense for employees who transferred from Tencent with Soso search-related businesses.

Operating Profit /(Loss)

We had an operating profit of $2.7 million for the three months ended March 31, 2015, compared to an operating loss of $68.6 million for the three months ended March 31, 2014. This change was mainly due to Changyou. Changyou generated an operating profit of $52.5 million for the three months ended March 31, 2015, compared to an operating loss of $30.0 million for the three months ended March 31, 2014.

Other Income

Other income was $3.2 million and $3.8 million, respectively, for the three months ended March 31, 2015 and 2014.

Net Interest Income

Net interest income was $6.0 million and $8.5 million, respectively, for the three months ended March 31, 2015 and 2014.

Income Tax Expense

Income tax expense was $16.3 million for the three months ended March 31, 2015, compared to $214,000 for the three months ended March 31, 2014.

The $16.1 million increase in income tax expense was mainly due to Changyou. Changyou incurred income tax expense of $12.4 million for the three months ended March 31, 2015, compared to an income tax benefit of $2.7 million for the three months ended March 31, 2014.

Net Loss

We had a net loss of $4.6 million for the three months ended March 31, 2015, compared to a net loss of $56.0 million for the three months ended March 31, 2014.

Net Income /(Loss) Attributable to Noncontrolling Interest

We had a net income attributable to noncontrolling interest of $26.5 million for the three months ended March 31, 2015, compared to a net loss attributable to noncontrolling interest of $4.9 million for the three months ended March 31, 2014.

Deemed Dividend to Noncontrolling Sogou Series A Preferred Shareholders

Deemed dividend to noncontrolling Sogou Series A Preferred shareholders was nil and $27.7 million, respectively, for the three months ended March 31, 2015 and 2014.

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

Net Loss Attributable to Sohu.com Inc.

As a result of the foregoing, we had a net loss attributable to Sohu.com Inc. of $31.1 million for the three months ended March 31, 2015, compared to a net loss attributable to Sohu.com Inc. of $78.9 million for the three months ended March 31, 2014.

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

As of March 31, 2015, we had cash and cash equivalents of approximately $923.5 million, and short-term investments of $163.7 million. Of our cash and cash equivalents, $447.5 million was held in financial institutions inside Mainland China and $476.0 million was held in financial institutions outside of Mainland China. Our VIEs held $28.9 million of our cash and cash equivalents and $894.6 million was held outside of our VIEs. In addition, as of March 31, 2015, we had, through Changyou, loans from offshore banks in the principal amount of $370.0 million. These loans were secured by RMB deposits in onshore branches of those banks in the total amount of $384.4 million, which are recognized as restricted time deposits.

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

See “Restrictions and Limitations on Cash Available to Sohu.com Inc.” below and Item 3 “Quantitative and Qualitative Disclosure About Market Risk - Foreign Currency Exchange Rate Risk.”

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2015 (in thousands):

As of March 31, 2015	Contractual Obligation
Repayment of principal of bank loans	$370,000
Purchase of content and services -video	110,273
Purchase of bandwidth	79,225
Purchase of cinema advertisement slot rights	54,712
Operating lease obligations	47,743
Expenditures for operating rights for licensed games with technological feasibility	31,501
Purchase of content and services –others	23,475
Interest payment commitment	15,331
Fees for operating rights for licensed games in development	5,514
Others	16,682

Total contractual obligations	$754,456

Significant Cash Related Activities

On July 27, 2013, Changyou’s Board of Directors authorized a share repurchase program of up to $100 million of the outstanding ADSs of Changyou over a two-year period from July 27, 2013 to July 26, 2015. In the first quarter of 2015, Changyou repurchased under the share repurchase program 52,446 of its ADSs, representing 104,892 ordinary shares, at an aggregate cost of approximately $1.3 million. As of March 31, 2015, Changyou had repurchased under the share repurchase program an aggregate of 807,246 of its ADSs, representing 1,614,492 ordinary shares, at an aggregate cost of approximately $22.1 million.

Cash Generating Ability

Our cash flows are summarized below (in thousands):

	Three Months Ended March 31,
	2014	2015
Net cash provided by /(used in) operating activities	$(34,991)	$39,963
Net cash provided by investing activities	96,656	15,547
Net cash provided by /(used in)financing activities	(200,130)	6
Effect of exchange rate change on cash and cash equivalents	(4,398)	2,376
Reclassification of cash and cash equivalents to held-for-sale assets	0	(10,747)

Net (decrease) /increase in cash and cash equivalents	(142,863)	47,145
Cash and cash equivalents at beginning of period	1,287,288	876,340

Cash and cash equivalents at end of period	$1,144,425	$923,485

Net Cash Provided by /(Used in)Operating Activities

For the three months ended March 31, 2015, $40.0 million net cash provided by operating activities was primarily attributable to our net loss of $4.6 million, adjusted by non-cash items of depreciation and amortization of $74.7 million, share-based compensation expense of $12.2 million, and non-cash items of $7.3 million, which were offset by a decrease in cash from working capital items of $49.2 million and a non-cash item of change in fair value of short-term investments of $0.4 million.

For the three months ended March 31, 2014, $35.0 million net cash used in operating activities was primarily attributable to our net loss of $56.0 million, adjusted by non-cash items of depreciation and amortization of $47.7 million, share-based compensation expense of $5.2 million, impairment of intangible assets of $0.2 million, and other non-cash items of $0.2 million, offset by a decrease in cash from working capital items of $28.6 million, a non-cash item of $2.3 million representing the change in the fair value of a put option, and income from investments in debt securities of $1.4 million.

Net Cash Provided by Investing Activities

For the three months ended March 31, 2015, $15.5 million net cash provided by investing activities was primarily attributable to withdrawal of restricted time deposits originally used as collateral for Changyou loans from offshore banks of $31.4 million, proceeds from short-term investments of $26.4 million, and cash proceeds from other investing activities of $11.4 million, offset by purchase of fixed assets and intangible assets of $53.4 million and purchase of long-term investments of $0.3 million.

For the three months ended March 31, 2014, $96.7 million net cash provided by investing activities was primarily attributable to proceeds of $82.0 million of debt securities at maturity, withdrawal of restricted time deposits originally used as collateral for Changyou loans from offshore banks of $48.8 million, proceeds from short-term investments of $2.8 million, investment income from investments in debt securities of $1.4 million, and proceeds from other investing activities of $0.2 million, offset by $38.5 million used to acquire fixed assets and intangible assets.

Net Cash Provided by /(Used in)Financing Activities

For the three months ended March 31, 2015, $6,000 net cash provided by financing activities was primarily attributable to $0.8 million received from the exercise of share-based awards and cash received from other financing activities of $0.6 million, offset by $1.3 million used for Changyou’s repurchase of its ADSs.

For the three months ended March 31, 2014, $200.1 million net cash used in financing activities was primarily attributable to Changyou’s repayment of $153.2 million loans to offshore banks and $47.3 million used in Sogou’s repurchase of Series A Preferred Shares of Sogou from China Web, offset by $0.4 million received from the issuance of common stock upon the exercise of share options granted under our stock incentive plan.

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

PRC Profit Appropriation, Withholding Tax on Dividends and Regulation of Foreign Currency Exchange

Regulations in the PRC currently permit payment of dividends of a PRC company only out of accumulated profits as determined in accordance with accounting standards and regulations in China. Our China-based subsidiaries, which are wholly foreign-owned enterprises (“WFOE”s) under PRC law, are also required to set aside each year to their general reserves at least 10% of their after-tax profit based on PRC accounting standards, until the cumulative amount reaches 50% of their paid-in capital. These reserves may not be distributed as cash dividends, or as loans or advances. Our WFOEs may also allocate a portion of their after-tax profits, at the discretion of their Boards of Directors, to their staff welfare and bonus funds. Any amounts so allocated may not be distributed to Sohu.com Limited or Changyou.com Limited and, accordingly, would not be available for distribution to Sohu.com Inc.

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

PRC Restrictions Related to Our VIE Structure

While generally Sohu.com Inc.’s VIEs generate revenues and cash, most of those VIEs, other than those which are VIEs of Changyou.com Limited, incurred deficits as a result of significant costs involved in their operations for the three months ended March 31, 2015.

Substantially all of Changyou.com Limited’s operations are conducted through its VIEs, which generate most of Changyou’s online game revenues. Although Changyou’s subsidiaries received or absorbed a majority of the VIEs’ profits or losses pursuant to contractual agreements between the VIEs and Changyou’s PRC subsidiaries providing for payments to the subsidiaries in return for services provided to the VIEs by the PRC subsidiaries, significant cash balances remained in Changyou’s VIEs as of March 31, 2015. As Changyou’s VIEs are not owned by Changyou’s PRC subsidiaries, the VIEs are not able to make dividend payments to the subsidiaries. Therefore, in order for Sohu.com Inc. or our subsidiaries outside of Mainland China to receive any dividends, loans or advances from Changyou’s PRC subsidiaries, we will need to rely on these contractual payments made by Changyou’s VIEs to Changyou’s PRC subsidiaries. Depending on the nature of services provided by Changyou’s PRC subsidiaries to their corresponding VIEs, certain of these payments will subject to PRC taxes, including Business Tax and VAT, which will effectively reduce the amount that the PRC subsidiary receives from its corresponding VIE. In addition, the PRC government could impose restrictions on such payments or change the tax rates applicable to such payments.

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

OFF-BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of third parties, except for a $9.0 million restricted time deposit acting as collateral for credit facilities provided by a bank to certain Sogou employees. We are not subject to any additional potential payments other than the restricted time deposit amount, and believe that the fair value of our guarantee liability is immaterial. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity, or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or product development services with us.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2015, the FASB issued Consolidation (Topic 810) —Amendments to the Consolidation Analysis. The amendments in Topic 810 respond to stakeholders’ concerns about the current accounting for consolidation of variable interest entities, by changing aspects of the analysis that a reporting entity must perform to determine whether it should consolidate such entities. Under the amendments, all reporting entities are within the scope of Subtopic 810-10, Consolidation—Overall, including limited partnerships and similar legal entities, unless a scope exception applies. The amendments are intended to be an improvement to current U.S. GAAP, as they simplify the codification of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R), with changes including reducing the number of consolidation models through the elimination of the indefinite deferral of Statement 167 and placing more emphasis on risk of loss when determining a controlling financial interest. The amendments are effective for publicly-traded companies for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. Earlier adoption is permitted. We are currently evaluating the impact on our consolidated financial statements of adopting this guidance.

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

The following table sets forth a summary of our foreign currency sensitive financial instruments as of March 31, 2015. These financial instruments are recorded at their fair value.

	Denominated in (in thousands)
	US$	RMB	HK$	Others	Total
Cash and cash equivalents	$433,084	$487,146	$1,062	$2,193	$923,485
Restricted time deposits	9,305	384,444	0	0	393,749
Short-term investments	0	163,707	0	0	163,707
Accounts receivable	2,930	228,536	5	3	231,474
Prepaid and other current assets	7,340	82,819	79	604	90,842
Held-for-sale assets	0	139,779	0	0	139,779
Available-for-sale securities	19,373	0	0	0	19,373
Short-term bank loans	25,500	0	0	0	25,500
Held-for-sale liabilities	0	2,100	0	0	2,100
Other current liabilities	18,233	725,193	262	50	743,738
Long-term accounts payable	0	3,414	0	0	3,414
Long-term bank loans	$344,500	$0	$0	$0	$344,500

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

INFLATION RATE RISK

According to the National Bureau of Statistics of China, the consumer price index grew 1.2% in the first quarter of 2015, compared to an increase of 2.3% in the first quarter of 2014. While the increase in the first quarter of 2015 represented a decline in the rate of inflation compared to the corresponding period in 2014, there may be increases in the rate of inflation in the future, which could have a material adverse effect on our business.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date our disclosure controls and procedures were effective and designed to ensure that all material information relating to Sohu.com Inc. required to be included in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the period covered by this quarterly report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in the legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 2, 2015.

ITEM 1A. RISK FACTORS

There are no material changes or updates to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 2, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

On July 17, 2000, Sohu.com Inc. completed an underwritten initial public offering of its common stock pursuant to a Registration Statement on Form S-1 (SEC file No. 333-96137), which became effective on July 10, 2000. Public trading of the common stock offered in the initial public offering commenced on July 12, 2000. Sohu.com Inc. sold an aggregate of 4,600,000 shares of common stock in the offering at a price to the public of $13 per share, resulting in gross proceeds of $59.8 million. Sohu.com Inc.’s net proceeds, after deduction of the underwriting discount of $4.2 million and other offering expenses of $3.2 million, were approximately $52.4 million. All shares sold in the offering were sold by Sohu.com Inc.

During the three months ended March 31, 2015, Sohu.com Inc. did not use any proceeds from the offering. The remaining net proceeds from the offering have been invested in cash and cash equivalents. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Please see the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2015

SOHU.COM INC.

By:	/s/ Carol Yu
Carol Yu
President and Chief Financial Officer

Sohu.com Inc.

Quarterly Report on Form 10-Q for Quarter Ended March 31, 2015

EXHIBITS INDEX

3.1	Certificate of Elimination of Series A Junior Participating Cumulative Preferred Stock, incorporated herein by reference to the registrant’s Form 8-K filed on February 12, 2015.

3.2	Second Amended and Restated By-Laws, incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 2, 2015.

10.1	Employment Agreement effective as of January 1, 2015, entered into on December 31, 2014, between Sohu.com Inc. and Charles Zhang.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Charles Zhang

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu

32.1	Section 1350 Certification of Charles Zhang

32.2	Section 1350 Certification of Carol Yu

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014; (ii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2015 and 2014; (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014; (iv) Condensed Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2015 and 2014; and (v) Notes to Condensed Consolidated Financial Statements, tagged using four different levels of detail.