Form 10-Q
period 2015-06-30
SOHU COM INC
filed 2015-08-07
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 30, 2015
Common stock, $.001 par value	38,624,916

SOHU.COM INC.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SOHU.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except par value)

	As of
	December 31, 2014	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$876,340	$1,001,979
Restricted time deposits	282,186	250,866
Short-term investments	191,577	197,086
Accounts receivable, net	230,401	266,478
Prepaid and other current assets	116,704	129,700
Held-for-sale assets	0	151,545

Total current assets	1,697,208	1,997,654

Fixed assets, net	540,778	540,977
Goodwill	303,426	193,830
Long-term investments, net	24,067	49,057
Intangible assets, net	110,691	88,784
Restricted time deposits	144,562	144,681
Prepaid non-current assets	8,933	10,255
Other assets	37,344	35,220

Total assets	$2,867,009	$3,060,458

LIABILITIES
Current liabilities:
Accounts payable (including accounts payable of consolidated variable interest entities (“VIEs”) without recourse to the Company of $3,495 and $22,636, respectively, as of December 31, 2014 and June 30, 2015)	$127,758	$132,742
Accrued liabilities (including accrued liabilities of consolidated VIEs without recourse to the Company of $78,051 and $68,083, respectively, as of December 31, 2014 and June 30, 2015)	239,231	294,517
Receipts in advance and deferred revenue (including receipts in advance and deferred revenue of consolidated VIEs without recourse to the Company of $53,641 and $54,813, respectively, as of December 31, 2014 and June 30, 2015)	127,740	134,063
Accrued salary and benefits (including accrued salary and benefits of consolidated VIEs without recourse to the Company of $6,300 and $10,341, respectively, as of December 31, 2014 and June 30, 2015)	108,741	86,512
Taxes payable (including taxes payable of consolidated VIEs without recourse to the Company of $10,767 and $6,235, respectively, as of December 31, 2014 and June 30, 2015)	33,380	31,725
Deferred tax liabilities (including deferred tax liabilities of consolidated VIEs without recourse to the Company of $1,669 and $1,615, respectively, as of December 31, 2014 and June 30, 2015)	22,356	24,229

Short-term bank loans (including short-term bank loans of consolidated VIEs without recourse to the Company of nil as of both December 31, 2014 and June 30, 2015)	25,500	25,500
Other short-term liabilities (including other short-term liabilities of consolidated VIEs without recourse to the Company of $30,893 and $141,569, respectively, as of December 31, 2014 and June 30, 2015)	105,644	208,023
Contingent consideration (including contingent consideration of consolidated VIEs without recourse to the Company of $3,935 and 2,045, respectively, as of December 31, 2014 and June 30, 2015)	3,935	2,045
Held-for-sale liabilities (including held-for-sale liabilities of consolidated VIEs without recourse to the Company of nil and $7,832, respectively, as of December 31, 2014 and June 30, 2015)	0	2,779

Total current liabilities	794,285	942,135

Long-term accounts payable (including long-term accounts payable of consolidated VIEs without recourse to the Company of $21,534 and $22,079 as of December 31, 2014 and June 30, 2015)	5,143	2,601
Long-term bank loans (including long-term bank loans of consolidated VIEs without recourse to the Company of nil as of both December 31, 2014 and June 30, 2015)	344,500	344,500
Long-term taxes payable (including long-term taxes payable of consolidated VIEs without recourse to the Company of nil as of both December 31, 2014 and June 30, 2015)	24,829	24,830
Deferred tax liabilities (including deferred tax liabilities of consolidated VIEs without recourse to the Company of $1,799 and $607, respectively, as of December 31, 2014 and June 30, 2015)	7,417	6,115
Contingent consideration (including contingent consideration of consolidated VIEs without recourse to the Company of $1,929 and nil, respectively, as of December 31, 2014 and June 30, 2015)	1,929	0

Total long-term liabilities	383,818	378,046

Total liabilities	1,178,103	1,320,181

Commitments and contingencies
SHAREHOLDERS’ EQUITY
Sohu.com Inc. shareholders’ equity:
Common stock: $0.001 par value per share (75,400 shares authorized; 38,507 shares and 38,625 shares, respectively, issued and outstanding as of December 31, 2014 and June 30, 2015)	44	45
Additional paid-in capital	650,148	668,415
Treasury stock (5,889 shares as of both December 31, 2014 and June 30, 2015)	(143,858)	(143,858)
Accumulated other comprehensive income	109,402	121,540
Retained earnings	585,925	527,606

Total Sohu.com Inc. shareholders’ equity	1,201,661	1,173,748
Noncontrolling interest	487,245	566,529

Total shareholders’ equity	1,688,906	1,740,277

Total liabilities and shareholders’ equity	$2,867,009	$3,060,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Revenues:
Online advertising:
Brand advertising	$133,408	$150,849	$244,511	$284,670
Search and Web directory	85,064	135,206	149,373	240,332

Subtotal of online advertising revenues	218,472	286,055	393,884	525,002

Online games	153,877	172,350	317,265	357,344
Others	27,802	35,161	54,317	66,552

Total revenues	400,151	493,566	765,466	948,898

Cost of revenues:
Online advertising:
Brand advertising	82,898	99,847	147,038	204,399
Search and Web directory	40,420	58,552	72,157	108,471

Subtotal of cost of online advertising revenues	123,318	158,399	219,195	312,870

Online games	30,263	43,929	56,849	93,414
Others	16,305	18,872	32,340	37,070

Total cost of revenues	169,886	221,200	308,384	443,354

Gross profit	230,265	272,366	457,082	505,544

Operating expenses:
Product development	102,218	100,771	219,940	202,962
Sales and marketing	136,606	103,977	278,960	187,105
General and administrative	53,246	49,720	88,600	94,884

Total operating expenses	292,070	254,468	587,500	484,951

Operating profit /(loss)	(61,805)	17,898	(130,418)	20,593

Other income /(loss)	694	(437)	4,444	2,717
Net interest income	8,779	6,228	17,236	12,263
Exchange difference	59	(687)	637	(870)

Income /(loss) before income tax expense	(52,273)	23,002	(108,101)	34,703
Income tax benefit /(expense)	1,740	(11,519)	1,526	(27,819)

Net income /(loss)	(50,533)	11,483	(106,575)	6,884
Less: Net income /(loss) attributable to the noncontrolling interest shareholders	(9,443)	38,682	(14,378)	65,203
Deemed dividend to noncontrolling Sogou Series A Preferred shareholders	0	0	27,747	0

Net loss attributable to Sohu.com Inc.	$(41,090)	$(27,199)	$(119,944)	$(58,319)

Net income /(loss)	(50,533)	11,483	(106,575)	6,884
Other comprehensive income /(loss)	(255)	11,616	(13,079)	12,785

Comprehensive income /(loss)	(50,788)	23,099	(119,654)	19,669

Less: Comprehensive income /(loss) attributable to noncontrolling interest shareholders	(9,485)	40,613	(18,111)	65,850

Deemed dividend to noncontrolling Sogou Series A Preferred shareholders	0	0	27,747	0

Comprehensive loss attributable to Sohu.com Inc.	(41,303)	(17,514)	(129,290)	(46,181)
Basic net loss per share attributable to Sohu.com Inc.	$(1.07)	$(0.70)	$(3.12)	$(1.51)

Shares used in computing basic net loss per share attributable to Sohu.com Inc.	38,475	38,587	38,443	38,556

Diluted net loss per share attributable to Sohu.com Inc.	$(1.16)	$(0.71)	$(3.18)	$(1.53)

Shares used in computing diluted net loss per share attributable to Sohu.com Inc.	38,475	38,587	38,443	38,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Six Months Ended June 30,
	2014	2015
Cash flows from operating activities:
Net income /(loss)	$(106,575)	$6,884
Adjustments to reconcile net income /(loss) to net cash provided by operating activities:
Amortization of intangible assets and purchased video content in prepaid expense	64,562	96,956
Depreciation	38,751	41,254
Share-based compensation expense	14,771	30,767
Impairment of intangible assets	412	7,082
Provision for allowance for doubtful accounts	471	1,128
Investment income from investments in debt securities	(1,370)	0
Change in fair value of put option	(2,304)	0
Change in fair value of short-term investments	0	(802)
Others	1,299	3,553
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(12,082)	(37,226)
Prepaid and other assets	(2,978)	(563)
Accounts payable	(9,168)	(953)
Accrued liabilities and other short-term liabilities	20,847	37,277
Receipts in advance and deferred revenue	(10,582)	6,448
Taxes payable	(9,337)	(647)
Deferred tax	(17,058)	9,183

Net cash provided by /(used in) operating activities	(30,341)	200,341
Cash flows from investing activities:
Purchase of intangible and other assets	(54,363)	(73,406)
Purchase of fixed assets	(56,070)	(55,295)
Purchase of long-term investments	0	(16,657)
Deposited funds	0	(13,086)
Proceeds from /(purchase of) short-term investments, net	2,827	(5,848)
Consideration received from disposition of 7Road.com Limited (“7Road”)	0	50,610
Cash received related to restricted time deposits, net	48,764	31,422
Proceeds received from debt securities at maturity	82,009	0
Other cash proceeds related to investing activities	1,687	3,148

Net cash provided by /(used in) investing activities	24,854	(79,112)
Cash flows from financing activities:
Loan proceeds	0	12,900
Issuance of common stock	425	2,019
Exercise of share-based awards in subsidiary	404	7
Repurchase of Changyou American depositary shares (“ADSs”)	0	(1,329)
Repurchase of Sogou Series A Preferred Shares from noncontrolling shareholders	(47,285)	0
Repurchase of Sogou Class A Ordinary Shares from noncontrolling shareholders	(24,532)	0

Repayments of loans from offshore banks	(153,193)	0
Payment of contingent consideration	(2,813)	0
Other cash proceeds related to financing activities	0	570

Net cash provided by /(used in) financing activities	(226,994)	14,167
Effect of exchange rate changes on cash and cash equivalents	(4,445)	5,114
Reclassification of cash and cash equivalents to held-for-sale assets	0	(14,871)

Net increase /(decrease) in cash and cash equivalents	(236,926)	125,639
Cash and cash equivalents at beginning of period	1,287,288	876,340

Cash and cash equivalents at end of period	$1,050,362	$1,001,979

Supplemental cash flow disclosures:
Barter transactions	721	1,334
Supplemental schedule of non-cash investing activity:
Consideration payable for acquisitions	0	5,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Six Months Ended June 30, 2014

(In thousands)

		Sohu.com Inc. Shareholders’ Equity
	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$1,836,720	$44	$601,633	$(143,858)	$116,304	$752,582	$510,015
Issuance of common stock	425	0	425	0	0	0	0
Share-based compensation expense	14,753	0	11,029	0	0	0	3,724
Repurchase of Sogou Series A Preferred Shares from noncontrolling shareholders	(47,285)	0	26,276	0	0	(27,747)	(45,814)
Repurchase of Sogou Class A Ordinary Shares from noncontrolling shareholders	(24,532)	0	0	0	0	0	(24,532)
Exercise of right to repurchase Sogou Series A Preferred Shares from China Web	1,584	0	1,584	0	0	0	0
Purchase of equity interests of a VIE from a third party shareholder	(809)	0	11	0	0	0	(820)
Settlement of share-based awards in subsidiary	790	0	11,227	0	0	0	(10,437)
Net loss attributable to Sohu.com Inc. and noncontrolling interest shareholders	(106,575)	0	0	0	0	(92,197)	(14,378)
Accumulated other comprehensive loss	(13,079)	0	0	0	(9,346)	0	(3,733)

Ending balance	$1,661,992	$44	$652,185	$(143,858)	$106,958	$632,638	$414,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Six Months Ended June 30, 2015

(In thousands)

		Sohu.com Inc. Shareholders’ Equity
	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$1,688,906	$44	$650,148	$(143,858)	$109,402	$585,925	$487,245
Issuance of common stock	2,022	1	2,021	0	0	0	0
Repurchase of Changyou ADSs	(1,329)	0	(905)	0	0	0	(424)
Share-based compensation expense	30,817	0	15,126	0	0	0	15,691
Settlement of share-based awards in subsidiary	0	0	1,567	0	0	0	(1,567)
Purchase of noncontrolling interest in RaidCall	0	0	458	0	0	0	(458)
Disposal of partial equity interest in a VIE	192	0	0	0	0	0	192
Net income attributable to Sohu.com Inc. and noncontrolling interest shareholders	6,884	0	0	0	0	(58,319)	65,203
Accumulated other comprehensive income	12,785	0	0	0	12,138	0	647

Ending balance	$1,740,277	$45	$668,415	$(143,858)	$121,540	$527,606	$566,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Company and Basis of Presentation

Nature of Operations

Sohu.com Inc. (NASDAQ: SOHU), a Delaware corporation organized in 1996, is a leading Chinese online media, search and game service group providing comprehensive online products and services on PCs and mobile devices in the People’s Republic of China (the “PRC” or “China”). Sohu.com Inc.’s businesses are conducted by Sohu.com Inc. and its subsidiaries and VIEs (collectively referred to as the “Sohu Group” or “the Group”). The Sohu Group consists of Sohu, which when referred to in this report, unless the context requires otherwise, excludes the businesses and the corresponding subsidiaries and VIEs of Sogou Inc. (“Sogou”) and Changyou.com Limited (“Changyou”), Sogou and Changyou. Sogou and Changyou are indirect controlled subsidiaries of Sohu.com Inc. Sohu is a leading Chinese language online media content and services provider. Sogou is a leading online search, client software and mobile Internet product provider in China. Changyou is a leading online game developer and operator in China as measured by the popularity of its PC game TLBB and its mobile game TLBB 3D, and engages primarily in the development, operation and licensing of online games for PCs and mobile devices. Most of the Group’s operations are conducted through the Group’s indirect wholly-owned and majority-owned China-based subsidiaries and VIEs.

Through the operation of Sohu, Sogou and Changyou, the Sohu Group generates online advertising revenues (including brand advertising revenues and search and Web directory revenues), online games revenues and others revenues. Online advertising and online games are the Group’s core businesses. For the three months ended June 30, 2015, total revenues generated by Sohu, Sogou and Changyou were approximately $493.6 million.

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

Others Business

Sohu also engages in the others business, which includes mobile-related services and mobile products offered in cooperation with China mobile network operators to mobile phone users and to China mobile network operators, and sub-licensing of purchased video content to third parties. Revenues generated by Sohu from the others business are classified as others revenues in the Sohu Group’s consolidated statements of comprehensive income.

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

Others Business

Sogou also engages in the others business by primarily offering Internet value-added services ( “IVAS”) with respect to the operation of Web games and mobile games developed by third parties as well as other services and products provided to users. Revenues generated by Sogou from the others business are classified as others revenues in the Sohu Group’s consolidated statements of comprehensive income.

Changyou’s Business

Changyou has three businesses, consisting of the online game business, the platform channel business and the others business.

Online Game Business

Changyou’s online game business offers to game players PC games which are online games designed primarily for playing on PCs; mobile games, which are played on mobile devices with an Internet connection; and Web games, which are online games played over the Internet using a Web browser. Changyou’s PC games and mobile games are mainly MMOGs, which are interactive online games that may be played simultaneously by hundreds of thousands of game players. All of Changyou’s games are operated under the item-based revenue model, where game players play the games for free but can purchase virtual items to enhance the game-playing experience. Revenues derived from the operation of online games are classified as online game revenues in the Sohu Group’s consolidated statements of comprehensive income.

Changyou’s flagship PC game is its MMOG Tian Long Ba Bu (“TLBB”). For the three and six months ended June 30, 2015, revenues from TLBB were $80.6 million and $167.1 million, respectively, accounting for approximately 47% of Changyou’s online game revenues for both periods, approximately 40% and 41%, respectively, of Changyou’s total revenues and approximately 16% and 18%, respectively, of the Sohu Group’s total revenues.

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

The accompanying unaudited condensed consolidated interim financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the six months ended June 30, 2015 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

Commencing in the second quarter of 2015, the CODM did not consider the others segment to be significant enough to be separately reviewed. Therefore, in order to better reflect management’s perspective, the Group combined the brand advertising segment and the others segment, and now identifies them together as the Sohu segment. There are now three segments in the Group, consisting of the Sohu segment, the Sogou segment, and the Changyou segment. The Group has restated the presentation of its reportable segments for prior periods to conform to the current presentation.

The following tables present summary information by segment (in thousands):

	Three Months Ended June 30, 2014
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$135,085	$90,951	$177,781	$(3,666)	$400,151
Segment cost of revenues	(85,397)	(39,988)	(43,519)	217	(168,687)
Segment gross profit	49,688	50,963	134,262	(3,449)	231,464
SBC (2) in cost of revenues	(700)	(482)	(17)	0	(1,199)

Gross profit	48,988	50,481	134,245	(3,449)	230,265

Operating expenses:
Product development	(21,825)	(25,286)	(48,977)	1,164	(94,924)
Sales and marketing	(54,494)	(14,309)	(69,387)	3,695	(134,495)
General and administrative	(12,075)	(2,590)	(22,452)	(168)	(37,285)
SBC (2) in operating expenses	(4,770)	(20,603)	(441)	448	(25,366)

Total operating expenses	(93,164)	(62,788)	(141,257)	5,139	(292,070)

Operating loss	(44,176)	(12,307)	(7,012)	1,690	(61,805)

Other income	1,399	103	434	(1,242)	694
Net interest income	2,635	402	5,742	0	8,779
Exchange difference	(14)	(78)	151	0	59

Loss before income tax expense	(40,156)	(11,880)	(685)	448	(52,273)

Income tax (expense) /benefit	(452)	0	2,192	0	1,740

Net income /(loss)	$(40,608)	$(11,880)	$1,507	$448	$(50,533)

Note (1):	The elimination for segment revenues mainly consists of marketing services (banner advertisements and similar services) provided by the Sohu segment to the Changyou segment.
Note (2):	“SBC” stands for share-based compensation expense.

	Three Months Ended June 30, 2015
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$146,508	$147,491	$202,154	$(2,587)	$493,566
Segment cost of revenues	(100,984)	(60,399)	(59,635)	424	(220,594)
Segment gross profit	45,524	87,092	142,519	(2,163)	272,972
SBC (2) in cost of revenues	(508)	(54)	(44)	0	(606)

Gross profit	45,016	87,038	142,475	(2,163)	272,366

Operating expenses:
Product development	(23,443)	(32,561)	(39,760)	1,227	(94,537)
Sales and marketing	(51,103)	(21,596)	(32,820)	2,404	(103,115)
General and administrative	(16,586)	(4,346)	(17,782)	(168)	(38,882)
SBC (2) in operating expenses	(8,791)	(2,059)	(7,047)	(37)	(17,934)

Total operating expenses	(99,923)	(60,562)	(97,409)	3,426	(254,468)

Operating profit /(loss)	(54,907)	26,476	45,066	1,263	17,898

Other income /(expense)	(1,045)	3	1,905	(1,300)	(437)
Net interest income	663	1,468	4,097	0	6,228
Exchange difference	(244)	(283)	(160)	0	(687)

Income /(loss) before income tax expense	(55,533)	27,664	50,908	(37)	23,002

Income tax expense	(1,926)	(2,084)	(7,509)	0	(11,519)

Net income /(loss)	$(57,459)	$25,580	$43,399	$(37)	$11,483

Note (1):	The elimination for segment revenues mainly consists of marketing services provided among the Sohu, Sogou and Changyou segments.
Note (2):	“SBC” stands for share-based compensation expense.

	Six Months Ended June 30, 2014
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$253,069	$160,923	$358,534	$(7,060)	$765,466
Segment cost of revenues	(153,500)	(71,689)	(82,663)	453	(307,399)
Segment gross profit	99,569	89,234	275,871	(6,607)	458,067
SBC (2) in cost of revenues	(344)	(513)	(128)	0	(985)

Gross profit	99,225	88,721	275,743	(6,607)	457,082

Operating expenses:
Product development	(44,332)	(49,469)	(118,535)	2,343	(209,993)
Sales and marketing	(107,938)	(25,349)	(149,960)	7,101	(276,146)
General and administrative	(21,390)	(5,187)	(43,620)	(344)	(70,541)
SBC (2) in operating expenses	(7,515)	(23,429)	(637)	761	(30,820)

Total operating expenses	(181,175)	(103,434)	(312,752)	9,861	(587,500)

Operating loss	(81,950)	(14,713)	(37,009)	3,254	(130,418)

Other income	3,427	2,459	1,051	(2,493)	4,444
Net interest income	4,549	854	11,833	0	17,236
Exchange difference	(88)	(163)	888	0	637

Loss before income tax expense	(74,062)	(11,563)	(23,237)	761	(108,101)

Income tax benefit/(expense)	(3,349)	0	4,875	0	1,526

Net loss	$(77,411)	$(11,563)	$(18,362)	$761	$(106,575)

Note (1):	The elimination for segment revenues mainly consists of marketing services (banner advertisements and similar services) provided by the Sohu segment to the Changyou segment.
Note (2):	“SBC” stands for share-based compensation expense.

	Six Months Ended June 30, 2015
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$277,874	$263,799	$410,851	$(3,626)	$948,898
Segment cost of revenues	(206,479)	(111,366)	(125,203)	552	(442,496)
Segment gross profit	71,395	152,433	285,648	(3,074)	506,402
SBC (2) in cost of revenues	(663)	(107)	(88)	0	(858)

Gross profit	70,732	152,326	285,560	(3,074)	505,544

Operating expenses:
Product development	(48,654)	(61,712)	(83,978)	2,392	(191,952)
Sales and marketing	(95,926)	(38,943)	(54,726)	3,597	(185,998)
General and administrative	(31,585)	(6,917)	(38,335)	(256)	(77,093)
SBC (2) in operating expenses	(12,143)	(6,943)	(10,907)	85	(29,908)

Total operating expenses	(188,308)	(114,515)	(187,946)	5,818	(484,951)

Operating profit /(loss)	(117,576)	37,811	97,614	2,744	20,593

Other income /(expense)	(57)	90	5,342	(2,658)	2,717
Net interest income	1,845	2,685	7,733	0	12,263
Exchange difference	(236)	(290)	(344)	0	(870)

Income /(loss) before income tax expense	(116,024)	40,296	110,345	86	34,703

Income tax expense	(4,551)	(3,314)	(19,954)	0	(27,819)

Net income /(loss)	$(120,575)	$36,982	$90,391	$86	$6,884

Note (1):	The elimination for segment revenues mainly consists of marketing services provided among the Sohu, Sogou and Changyou segments.
Note (2):	“SBC” stands for share-based compensation expense.

	As of December 31, 2014
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Cash and cash equivalents	$431,272	$224,273	$220,795	$0	$876,340
Accounts receivable, net	137,183	15,341	77,969	(92)	230,401
Fixed assets, net	252,255	44,686	243,837	0	540,778
Total assets (1)	$1,159,403	$305,975	$1,547,965	$(146,334)	$2,867,009

Note (1):	The elimination for segment assets mainly consists of elimination of long-term investments in subsidiaries and consolidated VIEs.

	As of June 30, 2015
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Cash and cash equivalents	$354,090	$293,619	$354,270	$0	$1,001,979
Accounts receivable, net	158,864	21,918	85,789	(93)	266,478
Fixed assets, net	247,846	60,622	232,509	0	540,977
Total assets (1)	$1,232,102	$398,415	$1,781,106	$(351,165)	$3,060,458

Note (1):	The elimination for segment assets mainly consists of elimination of intracompany loans between the Sohu segment and the Changyou segment, and elimination of long-term investments in subsidiaries and consolidated VIEs.

3. Share-Based Compensation Expense

Sohu (excluding Fox Video Limited), Sogou, Changyou, and Fox Video Limited (“Sohu Video”) have incentive plans, and prior to June 28, 2013 7Road.com Limited (“7Road”) had an incentive plan, for the granting of share-based awards, including common stock or ordinary shares, share options, restricted shares and restricted share units, to members of the boards of directors, management and other key employees.

Sohu (excluding Sohu Video), Sogou, and Changyou Share-based Awards

For Sohu (excluding Sohu Video) share options that Sohu granted before 2006 and Sohu restricted share units, Sogou share-based awards, and Changyou share-based awards under the Changyou 2008 Share Incentive Plan, share-based compensation expense is recognized as costs and expenses in the consolidated statements of comprehensive income based on the fair value of the related share-based awards on their grant dates.

For Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search-related businesses, share-based compensation expense is recognized in the consolidated statements of comprehensive income based on the then-current fair value at each reporting date.

For 1,068,000 Sohu stock options contractually granted on February 7, 2015, 2,400,000 Changyou share options converted from restricted share units on February 16, 2015, and 1,998,000 Changyou share options contractually granted on June 1, 2015, awards are expected to vest and become exercisable in four equal installments over a period of four years, with each installment vesting upon satisfaction of a service period requirement and certain subjective performance targets. For purposes of ASC 718-10-25, as of June 30, 2015 no grant date had occurred, because no grant date can be established until a mutual understanding is reached between the companies and the recipients clarifying the subjective performance requirements. In accordance with ASC 718-10-55, as the service inception date preceded the grant date, compensation expense was accrued beginning on the service inception date and will be re-measured on each subsequent reporting date before the grant date is established, based on the then-current fair value of the awards. The estimate of the awards’ fair value will be fixed in the period in which the grant date occurs, and cumulative compensation expense will be adjusted based on the fair value at the grant date. In determining the fair value of stock options and share options granted by Sohu and Changyou, the public market price of the underlying shares at each reporting date was used, and a binomial valuation model was applied.

Sohu Video Share-based Awards

On January 4, 2012, Sohu Video, the holding entity of Sohu’s video division, adopted a 2011 Share Incentive Plan (the “Video 2011 Share Incentive Plan”) which provides for the issuance of up to 25,000,000 ordinary shares of Sohu Video (representing approximately 10% of the outstanding Sohu Video shares on a fully-diluted basis) to management and key employees of the video division and to Sohu management. As of June 30, 2015, grants of options for the purchase of 16,368,200 ordinary shares of Sohu Video had been contractually made, of which options for the purchase of 4,972,800 ordinary shares were vested.

For purposes of ASC 718-10-25, as of June 30, 2015, no grant date had occurred, because the broader terms and conditions of the option awards had neither been finalized nor mutually agreed upon with the recipients. In accordance with ASC 718-10-55, management determined that the service inception date with respect to vested option awards for the purchase of 4,972,800 shares had preceded the grant date. Therefore, the Group began to recognize compensation expense for Sohu Video share-based awards in the second quarter of 2014 and re-measured, and will re-measure, the compensation expense on each subsequent reporting date based on the then-current fair values of the awards until the grant date is established.

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

For Scheme I, as of June 30, 2015 compensation expense of $4.2 million had been recognized with respect to the modification, and $30,000 will be recognized in the consolidated statements of comprehensive income ratably over the remaining vesting period of the awards. For Scheme II, the compensation expense varies depending on 7Road’s financial performance.

Share-based Compensation Expense Recognition

Share-based compensation expense was recognized in costs and expenses for the three and six months ended June 30, 2014 and 2015, respectively, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Share-based compensation expense	2014	2015	2014	2015
Cost of revenues	$1,199	$606	$985	$858
Product development expenses	7,294	6,235	9,947	11,011
Sales and marketing expenses	2,111	862	2,814	1,107
General and administrative expenses	15,962	10,837	18,060	17,791

	$26,566	$18,540	$31,806	$30,767

Share-based compensation expense was recognized for share awards of Sohu (excluding Sohu Video), Sogou, Changyou and Sohu Video as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Share-based compensation expense	2014	2015	2014	2015
For Sohu (excluding Sohu Video) share-based awards	$1,277	$8,360	$3,905	$12,737
For Sogou share-based awards (1)	20,603	2,144	22,935	6,936
For Changyou share-based awards	459	7,091	739	10,994
For Sohu Video share-based awards	4,227	945	4,227	100

	$26,566	$18,540	$31,806	$30,767

Note (1):	Also includes compensation expense for Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search-related businesses, and compensation expense equal to the excess of the repurchase price paid to employees over the fair value at the repurchase date of Sogou Class A Ordinary Shares that the Company repurchased in the second quarter of 2014.

There was no capitalized share-based compensation expense for the three and six months ended June 30, 2015 and 2014.

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

The following table sets forth the financial instruments, measured at fair value by level within the fair value hierarchy, as of June 30, 2015 (in thousands):

		Fair value measurements at reporting date using
Items	As of June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$317,395	$0	$317,395	$0
Restricted time deposits	395,547	0	395,547	0
Short-term investments	197,086	0	197,086	0
Available-for-sale equity securities	22,078	22,078	0	0

Total	$932,106	$22,078	$910,028	$0

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

As of June 30, 2015, the total amount of the bank loans was $370.0 million, all of which carried a floating rate of interest based on the London Inter-Bank Offered Rate (“LIBOR”). These loans were secured by RMB deposits in onshore branches of those banks in the total amount of $386.2 million. The deposited amounts are recognized as restricted time deposits. For the three and six months ended June 30, 2015, interest income from the restricted time deposits securing the loans was $3.6 million and $7.3 million, respectively, and interest expense on the bank loans was $1.8 million and $3.6 million, respectively. For the three and six months ended June 30, 2014, interest income from the restricted time deposits securing the loans was $3.7 million and $7.9 million, respectively, and interest expense on the bank loans was $1.2 million and $2.9 million, respectively.

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

As of June 30, 2015, the Sohu Group’s investment in financial instruments was $197.1 million. The investment instruments were issued by commercial banks in China, and have a variable interest rate indexed to performance of underlying assets. Since these investments’ maturity dates are within one year, they are classified as short-term investments. For the three and six months ended June 30, 2015, the Sohu Group recorded in the consolidated statements of comprehensive income changes in the fair value of short-term investments in the amounts of $0.8 million and $1.2 million, respectively. For the three and six months ended June 30, 2014, the Sohu Group recorded in the consolidated statements of comprehensive income change in the fair value of short-term investments in the amount of nil and $16,000, respectively.

Available-for-Sale Equity Securities

Available-for-sale equity securities are valued using the market approach based on the quoted prices in active markets at the reporting date. The Group classifies the valuation techniques that use these inputs as Level 1 of fair value measurements. On August 12, 2014, Sohu acquired approximately 6% of the total outstanding common shares of Keyeast Co., Ltd., a Korean-listed company (“Keyeast”), for a purchase price of $15.1 million. The Sohu Group classified this investment as available-for-sale equity securities under long-term investments, and reported it at fair value. As of June 30, 2015, the fair value of the Keyeast available-for-sale equity securities held by Sohu was $22.1 million. The unrealized gain representing the change in fair value of $7.0 million was recorded as an addition to accumulated other comprehensive income in the Sohu Group’s consolidated balance sheets.

Held-for-Sale Assets and Liabilities

In April 2015, Changyou entered into a series of definitive agreements to divest a number of its business assets, including:

i)	On April 15, 2015, Changyou’s VIE Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”) entered into an agreement to sell all of the equity interests in Shenzhen 7Road Technology Co., Ltd. (“Shenzhen 7Road”), which is a wholly-owned subsidiary primarily undertaking the Web game business, to a PRC company.

ii)	On April 27, 2015, a subsidiary of Changyou, Changyou.com (HK) Limited, entered into an agreement to sell all of the equity capital of Changyou My Sdn. Bhd and Changyou.com (UK) Company Limited, which are wholly-owned subsidiaries of Changyou undertaking the online game business in Malaysia and the United Kingdom, respectively, to a British Virgin Islands company.

The aggregate consideration contemplated by the agreements described above is approximately $205 million.

The closings of the above transactions are subject to customary conditions.

As a consequence, the assets and liabilities attributable to the entities to be disposed of as described above are classified as assets and liabilities held for sale and measured at the lower of their carrying amounts and their fair values, less selling costs, in the consolidated balance sheet as of June 30, 2015. Details of the aggregate assets and liabilities at June 30, 2015 are as follows (in thousands):

As of June 30, 2015
Cash and cash equivalents	$14,871
Prepaid and other current assets	13,677
Goodwill	109,735
Fixed assets	6,567
Intangible assets	6,331
Deferred tax assets	364

Held-for-sale assets	$151,545

Deferred tax liability	(959)
Accrued payroll and welfare	(628)
Deferred revenue	(138)
Tax payable	(1,054)

Held-for-sale liabilities	$(2,779)

Repurchase Options and Put Option for Sogou Series A Preferred Shares

In September 2013, Sogou entered into Repurchase Option Agreements with Sohu.com (Search) Limited (“Sohu Search”) and Photon Group Limited, the investment vehicle of the Sohu Group’s Chairman and Chief Executive Officer Dr. Charles Zhang (“Photon”), and a Repurchase/Put Option Agreement with China Web Search (HK) Limited (“China Web”), with respect to Series A Preferred Shares of Sogou held by them. See Note 12 – Sogou Transactions.

Sogou’s repurchase options with Photon and China Web were initially recognized in additional paid-in capital in the Sohu Group’s consolidated balance sheets at fair value when the agreements were signed. Any subsequent changes in the fair values of the repurchase options were not and will not be recognized. On March 24, 2014, Sogou purchased from China Web, pursuant to the Repurchase/Put Option Agreement between Sogou and China Web, 14.4 million Series A Preferred Shares of Sogou for an aggregate purchase price of $47.3 million. As of June 30, 2015, the remaining balance for the repurchase option with Photon in additional paid-in capital was $1.2 million, based on the fair value of the repurchase option on September 16, 2013.

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

Long-term Investment in SoEasy

In August 2014, Sohu invested $4.8 million in SoEasy Internet Finance Group Limited (“SoEasy”) and in April 2015 Sohu invested an additional $16.3 million in SoEasy. As of June 30, 2015, Sohu’s accumulated investment in SoEasy was $21.1 million and Sohu held approximately 34.9% of SoEasy’s equity capital. Sohu continued to account for this investment under the equity method, since Sohu can exercise significant influence but does not own a majority of SoEasy’s equity capital or control SoEasy.

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

5. Goodwill

Commencing in the second quarter of 2015, the Company’s management did not consider the others segment to be significant enough to be separately reviewed. Therefore, in order to better reflect management’s perspective, the Company combined the brand advertising segment and the others segment, and now identifies them together as the Sohu segment.

The changes in the carrying value of goodwill by segment are as follows (in thousands):

	Sohu	Sogou	Changyou	Total
Balance as of December 31, 2014
Goodwill	$73,908	$6,309	$297,999	$378,216
Accumulated impairment losses	(35,788)	0	(39,002)	(74,790)

	$38,120	$6,309	$258,997	$303,426
Transactions in 2015
Goodwill associated with the acquisition of 7Road transferred to held-for-sale assets (1)	0	0	(109,735)	(109,735)
Foreign currency translation adjustment	14	5	120	139

Balance as of June 30, 2015	$38,134	$6,314	$149,382	$193,830

Balance as of June 30, 2015
Goodwill	$73,922	$6,314	$188,384	$268,620
Accumulated impairment losses	(35,788)	0	(39,002)	(74,790)

	$38,134	$6,314	$149,382	$193,830

Note (1):	The $109.7 million goodwill associated with the acquisition of 7Road was transferred to held-for-sale assets. See Note 4 – Fair Value Measurements.

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

The Group did not have any penalties or significant interest associated with tax positions for the three and six months ended June 30, 2015, nor did the Group have any significant unrecognized uncertain tax positions for the three and six months ended June 30, 2015.

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

Entities Qualified as HNTEs

As of June 30, 2015, the following principal entities of the Sohu Group were qualified as HNTEs and were entitled to an income tax rate of 15%.

For Sohu’s Business

•	Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”). Sohu Internet re-applied for HNTE qualification in the second quarter of 2015. Pending approval of its re-application, Sohu Internet is entitled to continue to enjoy the beneficial tax rate as if it had already qualified as an HNTE for 2015.

•	Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”) and Guangzhou Qianjun Network Technology Co., Ltd (“Guangzhou Qianjun”). Sohu Era, Sohu Media and Guangzhou Qianjun are each qualified as HNTEs for 2015 and 2016, and will need to re-apply for HNTE qualification in 2017.

For Sogou’s Business

•	Beijing Sogou Information Service Co., Ltd. (“Sogou Information”). Sogou Information re-applied for HNTE qualification in July 2015. Pending approval of its re-application, Sogou Information is entitled to continue to enjoy the beneficial tax rate as if it had already qualified as an HNTE for 2015.

•	Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”). Sogou Technology is qualified as an HNTE for 2015 and 2016, and will need to re-apply for HNTE qualification in 2017.

For Changyou’s Business

•	AmazGame, Gamease and Shenzhen 7Road. AmazGame, Gamease and Shenzhen 7Road are each qualified as HNTEs for 2015 and 2016, and will need to re-apply for HNTE qualification in 2017.

Entities Qualified as Software Enterprises

For Sohu’s Business

•	Beijing Sohu New Momentum Information Technology Co., Ltd. (“Sohu New Momentum”). In 2015, Sohu New Momentum is in its second income tax exemption year as a Software Enterprise.

For Changyou’s Business

•	AmazGame. AmazGame will need to re-apply before the end 2015 for designation as a Key National Software Enterprise in order to be entitled for 2015 and 2016 to the preferential income tax rate of 10% to which it was entitled for the initial two-year period of 2013 and 2014.

•	Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”). In 2015, Gamespace is in the second of the three years in which it is entitled to a 50% reduction to a rate of 12.5% as a Software Enterprise.

•	ICE Information Technology (Shanghai) Co., Ltd (“ICE Information”). ICE Information was not subject to income tax, as it incurred losses.

•	Shenzhen 7Road Network Technologies Co., Ltd. (“7Road Technology”). In 2015, 7Road Technology is in the first of the three years in which it is entitled to a 50% reduction to a rate of 12.5% as a Software Enterprise.

PRC Withholding Tax on Dividends

The CIT Law imposes a 10% withholding income tax for dividends distributed by foreign-invested enterprises in the PRC to their immediate holding companies outside Mainland China. A lower withholding tax rate will be applied if there is a tax treaty arrangement between Mainland China and the jurisdiction of the foreign holding company. A holding company in Hong Kong, for example, will be subject to a 5% withholding tax rate under an arrangement between the PRC and the Hong Kong Special Administrative Region on the “Avoidance of Double Taxation and Prevention of Fiscal Evasion with Respect to Taxes on Income and Capital” if such holding company is considered a non-PRC resident enterprise and holds at least 25% of the equity interests in the PRC foreign invested enterprise distributing the dividends, subject to approval of the PRC local tax authority. However, if the Hong Kong holding company is not considered to be the beneficial owner of such dividends under applicable PRC tax regulations, such dividend will remain subject to a withholding tax rate of 10%.

In order to fund the distribution of a dividend to shareholders of the Sohu Group’s majority-owned subsidiary Changyou, Changyou’s Board of Directors resolved to cause one of its PRC subsidiaries to declare and distribute a cash dividend of portions of its 2012 to 2015 stand-alone earnings to its direct overseas parent company, Changyou.com (HK) Limited (“Changyou HK”). With the exception of that dividend, the Sohu Group does not intend to have any of its PRC subsidiaries distribute any undistributed profits of such subsidiaries to their direct overseas parent companies, but rather intends that such profits will be permanently reinvested by such subsidiaries for their PRC operations.

As of June 30, 2015, Changyou had accrued deferred tax liabilities in the amount of $24.2 million for PRC withholding tax.

PRC Value-Added Tax and Business Tax

Revenues from brand advertising and search and Web directory as well as revenues from Changyou’s Web games that were not developed in-house are subject to value-added tax (“VAT”). VAT payable is the difference between the output VAT (at a rate of 6%) and available input VAT amount (at the rate applicable to the supplier). Revenues of 7Road’s in-house-developed Web games that are deemed to be derived from the sale of software are subject to VAT. VAT is payable by 7Road at a rate of 17%, with a 14% immediate tax refund irrespective of the availability of any input VAT, resulting in a net rate of 3%. Other online game revenues from the operation of PC games and self-developed mobile games are subject to a 5% PRC business tax (“Business Tax”).

The Group adopted the net presentation method for its brand advertising and search and Web directory businesses. The Group adopted the gross presentation method for revenues of in-house-developed Web games that are deemed to be derived from the sale of software.

U.S. Corporate Income Tax

Sohu.com Inc. is a Delaware corporation that is subject to U.S. corporate income tax on its taxable income at a rate of up to 35%. To the extent that Sohu.com Inc. has U.S. taxable income, which generally arises mainly from interest income of the Sohu Group, the Group accrues U.S. corporate income tax in the Group’s consolidated statements of comprehensive income and makes estimated tax payments as and when required by U.S. law.

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

7. Commitments and Contingencies

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2015 (in thousands):

As of June 30, 2015	Contractual Obligation
Repayment of principal of bank loans	$370,000
Purchase of content and services – video	96,658
Purchase of bandwidth	79,673
Purchase of cinema advertisement slot rights	55,825
Operating lease obligations	40,387
Expenditures for operating rights for licensed games with technological feasibility – PC games	27,434
Purchase of content and services – others	17,908
Interest payment commitment	13,635
Expenditures for operating rights for licensed games with technological feasibility – mobile games	5,522
Fees for operating rights for licensed games in development – mobile games	2,831
Fees for operating rights for licensed games in development – PC games	1,692
Others	4,286

Total	$715,851

Litigation

The Sohu Group is a party to various litigation matters which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Group’s business, results of operations, financial condition and cash flows.

PRC Law and Regulations

The Chinese market in which the Sohu Group operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability to operate an Internet business and to conduct brand advertising, search and Web directory, online game, and others services in the PRC. Though the PRC has, since 1978, implemented a wide range of market-oriented economic reforms, continued reforms and progress towards a full market-oriented economy are uncertain. In addition, the telecommunication, information, and media industries remain highly regulated. Restrictions are currently in place and are unclear with respect to which segments of these industries foreign-owned entities, like the Sohu Group, may operate. The Chinese government may issue from time to time new laws or new interpretations of existing laws to regulate areas such as telecommunication, information and media. Certain risks related to PRC law that could affect the Sohu Group’s VIE structure are discussed in Note 9—VIEs.

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

8. Contingent Consideration

Changyou’s acquisition of Beijing Doyo Internet Technology Co., Ltd. (“Doyo”) included a contingent consideration arrangement that requires additional consideration to be paid by Changyou based on the achievement of specified performance milestones by Doyo for the fiscal years 2013 through 2015. The fair value of the contingent consideration was recognized on the acquisition date using the income approach /discounted cash flow method with a scenario analysis applied. There were no indemnification assets involved. In 2015, as Doyo’s performance had exceeded the relevant performance milestone for 2014, Changyou re-classed such contingent consideration to other short-term liabilities.

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

Under contractual agreements with the Sohu Group, Dr. Charles Zhang and those other executive officers and employees of the Sohu Group who are shareholders of the consolidated VIEs are required to transfer their ownership in these entities to the Group, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Group at any time as requested by the Group to repay the loans outstanding. All voting rights of the consolidated VIEs are assigned to the Sohu Group, and the Group has the right to designate all directors and senior management personnel of the consolidated VIEs, and also has the obligation to absorb losses of the consolidated VIEs. Dr. Charles Zhang and those other executive officers and employees of the Sohu Group who are shareholders of the consolidated VIEs have pledged their shares in the consolidated VIEs as collateral for the loans. As of June 30, 2015, the aggregate amount of these loans was $14.3 million.

Under its contractual arrangements with the consolidated VIEs, the Sohu Group has the power to direct activities of the VIEs, and can have assets transferred freely out of the VIEs without any restrictions. Therefore, the Group considers that there is no asset of a consolidated VIE that can be used only to settle obligations of the VIEs, except for registered capital and PRC statutory reserves of the VIEs. As of June 30, 2015, the registered capital and PRC statutory reserves of the consolidated VIEs totaled $83.4 million. As all of the consolidated VIEs are incorporated as limited liability companies under the PRC Company Law, creditors of the consolidated VIEs do not have recourse to the general credit of the Sohu Group for any of the liabilities of the consolidated VIEs. Currently there is no contractual arrangement that could require the Sohu Group to provide additional financial support to the consolidated VIEs. As the Sohu Group is conducting certain business in the PRC mainly through the consolidated VIEs, the Group may provide such support on a discretionary basis in the future, which could expose the Group to a loss.

The Sohu Group classified the consolidated VIEs within the Sohu Group as principal VIEs or immaterial VIEs based on certain criteria, such as the VIEs’ total assets or revenues. The following is a summary of the principal VIEs within the Sohu Group:

Basic Information for Principal VIEs

For Sohu’s Business

•	High Century

Beijing Century High Tech Investment Co., Ltd. (“High Century”) was incorporated in 2001. As of June 30, 2015, the registered capital of High Century was $4.6 million and Dr. Charles Zhang and Wei Li held 80% and 20% interests, respectively, in this entity.

•	Sohu Internet

Sohu Internet was incorporated in 2003. As of June 30, 2015, the registered capital of Sohu Internet was $1.6 million and High Century and Heng Da Yi Tong held 75% and 25% interests, respectively, in this entity.

•	Donglin

Beijing Sohu Donglin Advertising Co., Ltd. (“Donglin”) was incorporated in 2010. In the second quarter of 2015, High Century transferred its 50% equity interest in Donglin to Sohu Internet. As of June 30, 2015, the registered capital of Donglin was $1.5 million and Sohu Internet held a 100% interest in this entity.

•	Heng Da Yi Tong

Beijing Heng Da Yi Tong Information Technology Co., Ltd. (“Heng Da Yi Tong “), formally known as “Beijing Sohu Entertainment Culture Media Co., Ltd.” (“Sohu Entertainment”), was incorporated in 2002. As of June 30, 2015, the registered capital of Heng Da Yi Tong was $1.2 million and Dr. Charles Zhang and Wei Li held 80% and 20% interests, respectively, in this entity.

•	Focus Interactive

Beijing Focus Interactive Information Service Co., Ltd. (“Focus Interactive”) was incorporated in July 2014. In the second quarter of 2015, High Century transferred its 100% equity interest in Focus Interactive to Heng Da Yi Tong. As of June 30, 2015, the registered capital of Focus Interactive was $1.6 million and Heng Da Yi Tong held 100% of the equity interests in this entity.

•	Tianjin Jinhu

Tianjin Jinhu Culture Development Co., Ltd. (“Tianjin Jinhu”) was incorporated in 2011. As of June 30, 2015, the registered capital of Tianjin Jinhu was $0.5 million and Ye Deng and Xuemei Zhang each held a 50% interest in this entity.

•	Guangzhou Qianjun

Guangzhou Qianjun was incorporated in October 2014. As of June 30, 2015, the registered capital of Guangzhou Qianjun was $3.3 million and Tianjin Jinhu held a 100% interest in this entity.

For Sogou’s Business

•	Sogou Information

Sogou Information was incorporated in 2005. As of June 30, 2015, the registered capital of Sogou Information was $2.5 million and Xiaochuan Wang, Sogou’s Chief Executive Officer, High Century and Tencent held 10%, 45% and 45% interests, respectively, in this entity.

For Changyou’s Business:

•	Gamease

Gamease was incorporated in 2007. In the second quarter of 2015, Changyou completed the transfer of the equity interests in Gamease held by Tao Wang, the former Chief Executive Officer of Changyou, and Dewen Chen, the current Co-Chief Executive Officer of Changyou, to High Century. As of June 30, 2015, the registered capital of Gamease was $1.3 million and High Century held a 100% interest in this entity.

•	Guanyou Gamespace

Guanyou Gamespace was incorporated in 2010. As of June 30, 2015, the registered capital of Guanyou Gamespace was $1.5 million and Tao Wang and Dewen Chen held 60% and 40% interests, respectively, in this entity. In July 2015, Changyou completed the transfer of the equity interests in Guanyou Gamespace held by Tao Wang and Dewen Chen to Gamease.

•	Shanghai ICE

Shanghai ICE was acquired by Changyou in 2010. As of June 30, 2015, the registered capital of Shanghai ICE was $1.2 million and Runa Pi and Rong Qi each held a 50% interest in this entity. As of the date of this report, Changyou is still in the process of transfer each individual shareholders’ equity interests in Shanghai ICE to entities that are affiliates of the Sohu Group.

•	Shenzhen 7Road

68.258% of the equity interests of Shenzhen 7Road were acquired by Gamease in 2011. The remaining 31.742% of the equity interests of Shenzhen 7Road were acquired by Gamease on May 1, 2013. As of June 30, 2015, the registered capital of Shenzhen 7Road was $1.5 million and Gamease held 100% of the equity interests in this entity.

•	Wuhan Baina Information

Baina (Wuhan) Information Technology Co., Ltd. (“Wuhan Baina Information”) was acquired by Gamease in July 2014. As of June 30, 2015, the registered capital of Wuhan Baina Information was $3.0 million and Gamease and Yongzhi Yang, the chief executive officer of MoboTap, held 60% and 40% interests, respectively, in this entity.

Financial Information

The following financial information of the Sohu Group’s consolidated VIEs is included in the accompanying consolidated financial statements (in thousands):

	As of
	December 31, 2014	June 30, 2015
ASSETS:
Cash and cash equivalents	$39,534	$108,648
Restricted time deposit	294	294
Accounts receivable, net	129,881	151,461
Prepaid and other current assets	23,827	25,780
Held-for-sale assets	0	150,753
Intercompany receivables due from the Company’s subsidiaries	176,902	210,844

Total current assets	370,438	647,780

Fixed assets, net	12,597	9,747
Goodwill	154,774	45,160
Intangible assets, net	39,726	28,214
Other non-current assets	79,115	74,914

Total assets	$656,650	$805,815

LIABILITIES:
Accounts payable	$3,495	$22,636
Accrued liabilities	78,051	68,083
Receipts in advance and deferred revenue	53,641	54,813
Held-for-sale liabilities	0	7,832
Other current liabilities	53,564	161,805
Intercompany payables due to the Company’s subsidiaries	259,009	299,219

Total current liabilities	447,760	614,388

Other long-term liabilities	25,262	22,686

Total liabilities	$473,022	$637,074

	Three months ended June 30,		Six months ended June 30,
	2014	2015	2014	2015
Net revenue	$254,129	$311,563	$505,249	$616,594
Net loss	$(43,785)	$(9,691)	$(88,459)	$(17,539)

For the table below, consolidated VIEs under the Sohu segment and the Sogou segment are classified as Sohu’s VIEs, and consolidated VIEs under the Changyou segment are classified as Changyou’s VIEs.

Cash flows of Sohu’s VIEs

	Six months ended June 30,
	2014	2015
Net cash provided by operating activities	$15,935	$74,112
Net cash used in investing activities	(979)	(126)
Net cash provided by financing activities	$0	$569

Cash flows of Changyou’s VIEs

	Six months ended June 30,
	2014	2015
Net cash provided by /(used in) operating activities	$23,802	$(33,539)
Net cash provided by /(used in) investing activities	(84,578)	44,713
Net cash used in financing activities	$(793)	$0

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

Share pledge agreement among Beijing Baina Technology, Wuhan Baina Information and the shareholders of Wuhan Baina Information, which are Gamease and Yongzhi Yang. Pledge by the Gamease and Yongzhi Yang to Beijing Baina Technology of their equity interests in Wuhan Baina Information, to secure the performance of their respective obligations and Wuhan Baina Information’s obligations under the various VIE-related agreements. If Wuhan Baina Information or any of the shareholders of Wuhan Baina Information breaches its or his obligations under any VIE-related agreements, Beijing Baina Technology is entitled to exercise its rights as pledgee of the equity interests.

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

VIEs Not Consolidated within the Sohu Group

As of June 30, 2015, the Group had three VIEs which were not consolidated within the Sohu Group. Since the Sohu Group neither has the power to direct these VIEs’ activities that will significantly impact their economic performance nor has the obligation to absorb losses of, or the right to receive benefits from, these VIEs that could potentially be significant to these VIEs, the Group is not the primary beneficiary and, accordingly, the Group recognizes the investments under the equity method or the cost method according to the share percentage the Group holds. In assessing the maximum exposure to a loss on the investments compared to the cost of its investment, the Sohu Group determined that it did not have further obligations exceeding the cost of the investments and that there were no terms of the investment arrangements that could require the Sohu Group to provide further financial support to the VIEs.

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

Treasury Stock

Treasury stock consists of shares repurchased by Sohu.com Inc. that are no longer outstanding and are held by Sohu.com Inc. Treasury stock is accounted for under the cost method. For the six months ended June 30, 2015 and 2014, Sohu.com Inc. did not repurchase any shares of its common stock.

Stock Incentive Plan

Sohu (excluding Sohu Video), Sogou, Changyou, and Sohu Video have incentive plans, and prior to June 28, 2013 7Road had an incentive plan, for the granting of share-based awards, including common stock or ordinary shares, share options, restricted shares and restricted share units, to their directors, management and other key employees.

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

For the three and six months ended June 30, 2015, there was no share-based compensation expense recognized for awards under the Sohu 2000 Stock Incentive Plan, as these awards were fully vested in 2014. For the three and six months ended June 30, 2014, total share-based compensation expense recognized for awards under the Sohu 2000 Stock Incentive Plan was nil and $1.4 million, respectively.

i) Summary of share option activity

A summary of share option activity under the Sohu 2000 Stock Incentive Plan as of and for the six months ended June 30, 2015 is presented below:

			Weighted
	Number	Weighted	Average	Aggregate
	Of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value (1)
Options	(in thousands)	Price	Life (Years)	(in thousands)
Outstanding at January 1, 2015	110	$19.20	0.41	$3,737
Exercised	(104)	19.28
Forfeited or expired	0

Outstanding at June 30, 2015	6	17.79	0.11	253

Vested at June 30, 2015	6	17.79	0.11	253

Exercisable at June 30, 2015	6	17.79	0.11	253

Note (1):	The aggregate intrinsic value in the preceding table represents the difference between Sohu’s closing stock price of $59.09 on June 30, 2015 and the exercise price of share options. The total intrinsic value of share options exercised for the six months ended June 30, 2015 was $4.3 million.

No options have been granted under Sohu’s 2000 Stock Incentive Plan since 2006. No share-based compensation expense has been recognized for share options under Sohu’s 2000 Stock Incentive Plan since 2010, as the requisite service periods for these share options had been completed by the end of 2009.

For the three and six months ended June 30, 2015, total cash received from the exercise of share options amounted to $1.3 million and $2.0 million, respectively. For the three and six months ended June 30, 2014, total cash received from the exercise of share options amounted to $0.1 million and $0.4 million, respectively.

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

Sohu’s 2010 Stock Incentive Plan

On July 2, 2010, the Company’s shareholders adopted the Sohu 2010 Stock Incentive Plan, which provides for the issuance of up to 1,500,000 shares of common stock, including shares issued pursuant to the vesting and settlement of restricted share units and pursuant to the exercise of share options. The maximum term of any stock right granted under the Sohu 2010 Stock Incentive Plan is ten years from the grant date. The Sohu 2010 Stock Incentive Plan will expire on July 1, 2020. As of June 30, 2015, 292,844 shares were available for grant under the Sohu 2010 Stock Incentive Plan.

i) Summary of share option activity

On February 7, 2015, the Company’s Board of Directors approved the contractual grants of options for the purchase of an aggregate of 1,068,000 shares of common stock to the Company’s management and key employees with nominal exercise prices of $0.001. These awards are expected to vest and become exercisable in four equal installments over a period of four years, with each installment vesting upon satisfaction of a service period requirement and certain subjective performance targets. Because the grant date had not been established as of June 30, 2015, compensation expense was accrued beginning on the service inception date and will be re-measured based on the then-current fair value of the awards on each subsequent reporting date until the grant date is established. To determine the fair value of these share options, the public market price of the underlying shares at each reporting date was used and a binomial valuation model was applied.

For the three and six months ended June 30, 2015, total share-based compensation expense recognized for these share options was $7.8 million and $11.6 million, respectively.

ii) Summary of restricted share unit activity

A summary of restricted share unit activity under the Sohu 2010 Stock Incentive Plan as of and for the six months ended June 30, 2015 is presented below:

	Number of	Weighted-Average
	Units	Grant-Date
Restricted Share Units	(in thousands)	Fair Value
Unvested at January 1, 2015	67	$78.16
Granted	17	53.71
Vested	(6)	64.07
Forfeited	(8)	82.81

Unvested at June 30, 2015	70	72.91

Expected to vest after June 30, 2015	54	71.72

For the three and six months ended June 30, 2015, total share-based compensation expense recognized for restricted share units was $0.6 million and $1.2 million, respectively. For the three and six months ended June 30, 2014, total share-based compensation expense recognized for restricted share units was $1.3 million and $2.5 million, respectively.

As of June 30, 2015, there was $2.3 million unrecognized compensation expense related to unvested restricted share units. The expense is expected to be recognized over a weighted average period of 0.93 years. The total fair value on their respective vesting dates of restricted share units that vested during the three and six months ended June 30, 2015 was $0.2 million and $0.3 million, respectively. The total fair value on their respective vesting dates of restricted share units that vested during both the three months and the six months ended June 30, 2014 was nil.

3) Sogou Inc. Share-based Awards

Sogou 2010 Share Incentive Plan

Sogou adopted a share incentive plan on October 20, 2010. The number of Sogou ordinary shares issuable under the plan was 41,500,000 after an amendment that was effective August 22, 2014 (as amended, the “Sogou 2010 Share Incentive Plan”). Awards of share rights may be granted under the Sogou 2010 Share Incentive Plan to management and employees of Sogou and of any present or future parents or subsidiaries or variable interest entities of Sogou. The maximum term of any share right granted under the Sogou 2010 Share Incentive Plan is ten years from the grant date. The Sogou 2010 Share Incentive Plan will expire on October 19, 2020. As of June 30, 2015, Sogou had granted options for the purchase of 33,784,325 ordinary shares under the 2010 Sogou Share Incentive Plan.

Of the granted options for the purchase of 33,784,325 shares, options for the purchase of 25,314,325 shares will become vested and exercisable in four equal installments, with each installment vesting upon a service period requirement for management and key employees being met, as well as Sogou’s achievement of performance targets for the corresponding period. The performance target for each installment will be set at the beginning of each vesting period. Accordingly, for purposes of recognition of share-based compensation expense, each installment is considered to be granted as of that date. As of June 30, 2015, performance targets had been set for options for the purchase of 21,879,950 shares, subject to vesting upon service period requirements for management and key employees being met and Sogou’s achievement of performance targets and, accordingly, such options were considered granted for purposes of recognition of share-based compensation expense. As of June 30, 2015, options for the purchase of 21,428,375 shares had become vested and exercisable because both the service period and the performance requirements had been met, and of such vested options, options for the purchase of 15,319,755 shares had been exercised.

Of the granted share options, options for the purchase of 8,470,000 shares will become vested and exercisable in four or five equal installments, with (i) the first installment vesting upon Sogou’s completion of an IPO of its ordinary shares (“Sogou’s IPO”) and the expiration of all underwriters’ lockup periods applicable to Sogou’s IPO, and (ii) each of the three or four subsequent installments vesting on the first, second, third and, if applicable, fourth anniversary dates, respectively, of the closing of Sogou’s IPO. The completion of an IPO is considered to be a performance condition of the awards. An IPO is not considered to be probable until it is completed. Under ASC 718, compensation cost should be accrued if it is probable that the performance condition will be achieved and should not be accrued if it is not probable that the performance condition will be achieved. As a result, no compensation expense will be recognized related to these options until the completion of an IPO, and hence no share-based compensation expense was recognized for the three and six months ended June 30, 2015 for the options for the purchase of 8,470,000 shares that are subject to vesting upon completion of Sogou’s IPO.

On June 15, 2013, Sogou granted options for the purchase of 3,960,000 ordinary shares, which would have vested and become exercisable in four equal installments, with (i) the first installment vesting upon the first anniversary of the occurrence of either (each, an “Event”): (a) completion of Sogou’s IPO or (b) the consolidation of Sogou with or the acquisition of Sogou by another person or entity in a sale of all or substantially all of Sogou’s assets or shares, and (ii) each of the three subsequent installments vesting on the second, third and fourth anniversaries, respectively, of the occurrence of an Event. However, if there was no Event by June 15, 2015, all installments of the options would cease to vest and be cancelled. As there had not been an Event as of June 15, 2015, all of the options ceased to vest and were cancelled.

A summary of share option activity under the Sogou 2010 Stock Incentive Plan as of and for the six months ended June 30, 2015 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2015	19,117	$0.236
Granted	0
Exercised	(27)	0.001
Forfeited or expired	(4,060)	0.001

Outstanding at June 30, 2015	15,030	0.300	7.07

Vested at June 30, 2015 and expected to vest thereafter	6,331

Exercisable at June 30, 2015	6,109

For the three and six months ended June 30, 2015, total share-based compensation expense recognized for share options under the Sogou 2010 Share Incentive Plan was $1.1 million and $3.9 million, respectively. For the three and six months ended June 30, 2014, total share-based compensation expense recognized for share options under the Sogou 2010 Share Incentive Plan was $539,000 and $922,000, respectively.

As of June 30, 2015, there was $0.1 million in unrecognized compensation expenses related to the unvested share options. The expense is expected to be recognized over a weighted average period of 0.31 years.

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

Sogou estimated the risk-free rate based on the market yields of U.S. Treasury securities with an estimated country-risk differential as of the valuation date. An exercise multiple was estimated as the ratio of the fair value of the shares over the exercise price as of the time the option is exercised, based on consideration of research studies regarding exercise patterns based on historical statistical data. In Sogou’s valuation analysis, a multiple of two was applied for employees and a multiple of three was applied for management. Sogou estimated the forfeiture rate to be 0% or 1% for Sogou management’s share options granted as of June 30, 2015 and 12% for Sogou employees’ share options granted as of June 30, 2015. The life of the share options is the contract life of the option. Based on the option agreement, the contract life of the option is 10 years. The expected volatility at the valuation date was estimated based on the historical volatility of comparable companies for the period before the grant date with length commensurate with the expected term of the options. Sogou has no history or expectation of paying dividends on its ordinary shares. Accordingly, the dividend yield is estimated to be 0%.

Sohu Management Sogou Share Option Arrangement

Under an arrangement providing for Sogou share-based awards to be available for grants to members of Sohu’s Board of Directors, management and other key employees (“Sohu Management Sogou Share Option Arrangement”), which was approved by the boards of directors of Sohu and Sogou in March 2011, Sohu has the right to provide to members of Sohu’ Board of Directors, management and other key employees the opportunity to purchase from Sohu up to 12,000,000 ordinary shares of Sogou at a fixed exercise price of $0.625 or $0.001 per share. Of these 12,000,000 ordinary shares, 8,800,000 are Sogou ordinary shares previously held by Sohu and 3,200,000 are Sogou ordinary shares that were newly-issued on April 14, 2011 by Sogou to Sohu at a price of $0.625 per share, or a total of $2.0 million. As of June 30, 2015, Sohu had granted options for the purchase of 10,724,500 Sogou ordinary shares to members of Sohu’ Board of Directors, management and other key employees under the Sohu Management Sogou Share Option Arrangement.

Of the granted options for the purchase of 10,724,500 shares, options for the purchase of 8,309,500 shares will become vested and exercisable in four equal installments, with each installment vesting upon a service period requirement for Sohu’s management and key employees being met, as well as Sogou’s achievement of performance targets for the corresponding period. Options for the purchase of 15,000 shares granted to members of Sohu’ Board of Directors will become vested and exercisable upon a service period requirement being met. The performance target for each installment will be set at the beginning of each vesting period. Accordingly, for purposes of recognition of share-based compensation expense, each installment is considered to be granted as of that date. As of June 30, 2015, performance targets had been set for options for the purchase of 8,154,500 shares vesting upon service period requirements for Sohu’s management and key employees being met and Sogou’s achievement of performance targets and, accordingly, such share options were considered granted. As of June 30, 2015, options for the purchase of 8,064,740 shares had become vested and exercisable because both the service period and the performance requirements had been met, and vested options for the purchase of 6,407,000 shares had been exercised.

The remaining options for the purchase of 2,400,000 shares will become vested and exercisable in five equal installments, with (i) the first installment vesting upon Sogou’s IPO and the expiration of all underwriters’ lockup periods applicable to the IPO, and (ii) each of the four subsequent installments vesting on the first, second, third and fourth anniversary dates, respectively, of the closing of Sogou’s IPO. All installments of the options for the purchase of 2,400,000 shares that are subject to vesting upon the completion of Sogou’s IPO were considered granted upon the issuance of the options. The completion of a firm commitment IPO is considered to be a performance condition of the awards. An IPO event is not considered to be probable until it is completed. Under ASC 718, compensation cost should be accrued if it is probable that the performance condition will be achieved and should not be accrued if it is not probable that the performance condition will be achieved. As a result, no compensation expense will be recognized related to these options until the completion of an IPO, and hence no share-based compensation expense was recognized for the three and six months ended June 30, 2015 for these options for the purchase of 2,400,000 shares.

A summary of share option activity as of and for the six months ended June 30, 2015 is presented below:

			Weighted
	Number	Weighted	Average
	Of	Average	Remaining
	Shares	Exercise	Contractual
Options	(in thousands)	Price	Life (Years)
Outstanding at January 1, 2015	4,165	$0.625
Granted	15	0.001
Exercised	(11)	0.625
Forfeited or expired	(6)	0.625

Outstanding at June 30, 2015	4,163	0.623	6.96

Vested at June 30, 2015 and expected to vest thereafter	1,658

Exercisable at June 30, 2015	1,658

For the three and six months ended June 30, 2015, total share-based compensation expense recognized for share options under the Sohu Management Sogou Share Option Arrangement was $0.1 million and $0.7 million, respectively. For both the three and six months ended June 30, 2014, total share-based compensation expense recognized for share options under the Sohu Management Sogou Share Option Arrangement was $1.3 million.

As of June 30, 2015, there were $0.1 million unrecognized compensation expenses related to the unvested share options. The expense is expected to be recognized over a weighted average period of 0.38 years.

The method used to determine the fair value of share options granted to members of Sohu’s Board of Directors and to Sohu’s executive officers and other employees was the same as the method used for the share options granted to Sogou’s management and key employees as described above, except for the assumptions used in the BP Model as presented below:

Granted to Employees	2015
Average risk-free interest rate	2.62%~3.01%
Exercise multiple	2~3
Expected forfeiture rate (post-vesting)	0%~8%
Weighted average expected option life	7
Volatility rate	52%~54%
Dividend yield	0%
Fair value	5.23~7.03

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

As of June 30, 2015, options for the purchase of 15,320,000 shares granted under the Sogou 2010 Share Incentive Plan and options for the purchase of 612,500 shares granted under the Sohu Management Sogou Share Option Arrangement, or options for the purchase of a total of 15,932,500 shares, had been exercised early but had not been distributed to the beneficiaries of the trusts. All of the early-exercised shares that were distributed to those beneficiaries by the trusts in accordance with the vesting requirements under the original option agreements have been included in the disclosures under the headings “Sogou 2010 Share Incentive Plan” and “Share-based Awards to Sohu Management” above.

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

As of June 30, 2015, unvested Tencent restricted share unit awards held by these employees provided for the issuance of up to 408,800 ordinary shares of Tencent, taking into consideration a five-for-one split of Tencent’s shares that became effective in May 2014. Share-based compensation expense of $0.9 million and $2.4 million related to these Tencent restricted share units was recognized in the Group’s consolidated statements of comprehensive income for the three and six months ended June 30, 2015. As of June 30, 2015, there was $2.1 million of unrecognized compensation expense related to these unvested restricted share units. This amount is expected to be recognized over a weighted average period of 2.38 years.

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

Through June 30, 2015, Changyou had granted under the Changyou 2008 Share Incentive Plan 15,000,000 ordinary shares to its former chief executive officer Tao Wang, through Prominence Investments Ltd., which is an entity that may be deemed under applicable rules of the Securities and Exchange Commission to be beneficially owned by Tao Wang. As of June 30, 2015, Changyou had also granted under the Changyou 2008 Share Incentive Plan restricted share units, settleable upon vesting by the issuance of an aggregate of 4,664,598 ordinary shares, to certain members of its management other than Tao Wang, and certain other Changyou employees.

For the three and six months ended June 30, 2015, total share-based compensation expense recognized for awards under the Changyou 2008 Share Incentive Plan was $31,000 and negative $11,000, respectively. The negative $11,000 resulted from Changyou’s reversal of share-based compensation expense for restricted share units that were cancelled during the first quarter of 2015 due to termination of employment prior to vesting. For the three and six months ended June 30, 2014, total share-based compensation expense recognized for awards under the Changyou 2008 Share Incentive Plan was $0.5 million and $0.7 million, respectively.

i) Share-based Awards granted before Changyou’s IPO

All of the restricted ordinary shares and restricted share units granted before Changyou’s IPO became vested in 2012 and 2013, respectively. Hence there was no share-based compensation expense recognized with respect to such restricted ordinary shares and restricted share units since their respective vesting dates.

ii) Share-based Awards granted after Changyou’s IPO

Through June 30, 2015, in addition to the share-based awards granted before Changyou’s IPO, Changyou had granted restricted share units, settleable upon vesting with the issuance of an aggregate of 1,631,726 ordinary shares, to certain members of its management other than Tao Wang and to certain of its other employees. These restricted share units are subject to vesting over a four-year period commencing on their grant dates. Share-based compensation expense for such restricted share units is recognized on an accelerated basis over the requisite service period. The fair value of restricted share units was determined based on the market price of Changyou’s ADSs on the grant date.

A summary of activity for these restricted share units as of and for the six months ended June 30, 2015 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2015	220	$14.09
Granted	0
Vested	(47)	14.92
Forfeited	(54)	14.12

Unvested at June 30, 2015	119	13.75

Expected to vest after June 30, 2015	113	13.77

For the three and six months ended June 30, 2015, total share-based compensation expense recognized for the above restricted share units was $31,000 and negative $11,000, respectively. The negative $11,000 resulted from Changyou’s true-up of share-based compensation expense for forfeited restricted share units that would have become fully vested during the first quarter of 2015. For the three and six months ended June 30, 2014, total share-based compensation expense recognized for the above restricted share units was $0.5 million and $0.7 million, respectively.

As of June 30, 2015, there was $0.7 million of unrecognized compensation expense related to these unvested restricted share units. The expense is expected to be recognized over a weighted average period of 1.03 years. The total fair value of these restricted share units vested during the three and six months ended June 30, 2015 was $0.4 million and $0.7 million, respectively. The total fair value of these restricted share units vested during the three and six months ended June 30, 2014 was $0.01 million and $0.44 million, respectively.

Changyou 2014 Share Incentive Plan

On June 27, 2014, Changyou reserved 2,000,000 of its Class A ordinary shares under the Changyou.com Limited 2014 Share Incentive Plan (the “Changyou 2014 Share Incentive Plan”) for the purpose of making share incentive awards to certain members of its management and key employees. On November 2, 2014, the number of Class A ordinary shares reserved under the Changyou 2014 Share Incentive Plan increased from 2,000,000 to 6,000,000. As of June 30, 2015, 1,602,000 shares were available for grant under the Changyou 2014 Share Incentive Plan.

i) Summary of share option activity

On November 2, 2014, Changyou approved the contractual grant of an aggregate of 2,416,000 Class A restricted share units to certain members of its management and certain other employees. On February 16, 2015, Changyou’s Board of Directors approved the conversion of 2,400,000 of these Class A restricted share units into options for the purchase of Class A ordinary shares at an exercise price of $0.01. On June 1, 2015, Changyou’s Board of Directors approved the legal grant of options for the purchase of an aggregate of 1,998,000 Class A restricted share units to certain members of its management and certain other employees at an exercise price of $0.01.

These options provide for vesting in four equal installments over a period of four years, with each installment vesting upon satisfaction of a service period requirement and the achievement of certain subjective performance targets. The grant date had not been established as of June 30, 2015, because a mutual understanding had not been reached between Changyou and the recipients clarifying the subjective performance requirements. Compensation expense for these options is accrued commencing on the service inception date and is re-measured based on the then-current fair value of the options on each subsequent reporting date until the grant date is established. To determine the fair value of these share options, the public market price of the underlying shares at each reporting date was used and a binomial valuation model was applied.

For the three and six months ended June 30, 2015, share-based compensation expense recognized for these share options under the Changyou 2014 Share Incentive Plan was $7.1 million and $11.0 million, respectively.

ii) Summary of restricted share unit activity

As of June 30, 2015, Changyou had contractually granted under the 2014 Share Incentive Plan an aggregate of 16,000 Class A restricted share units to an employee. These Class A restricted share units are subject to vesting over a four-year period commencing on their grant dates. The fair values as of the grant dates of the restricted share units were determined based on market price of Changyou’s ADSs on the grant dates.

A summary of activity for these restricted share units as of and for the six months ended June 30, 2015 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2015	16	$12.64
Granted	0
Vested	0
Forfeited	(16)	12.64

Unvested at June 30, 2015	0

Expected to vest after June 30, 2015	0

For both the three and six months ended June 30, 2015, share-based compensation expense recognized for these restricted share units under the Changyou 2014 Share Incentive Plan was negative $43,000 and negative $17,000, respectively, due to termination of employment during the second quarter of 2015, prior to vesting. As of June 30, 2015, there was no unrecognized compensation expense for these restricted share units, as all of them had been forfeited.

4) Sohu Video Share-based Awards

On January 4, 2012, Sohu Video adopted the Video 2011 Share Incentive Plan, under which 25,000,000 ordinary shares of Sohu Video are reserved for the purpose of making share incentive awards to management and key employees of Sohu Video and to Sohu management. The maximum term of any share incentive award granted under the Video 2011 Share Incentive Plan is ten years from the grant date. The Video 2011 Share Incentive Plan will expire on January 3, 2021. As of June 30, 2015, grants of options for the purchase of 16,368,200 ordinary shares of Sohu Video had been contractually made under the Video 2011 Share Incentive Plan, and options for the purchase of 4,972,800 ordinary shares were vested.

For the three and six months ended June 30, 2015, total share-based compensation expense recognized for vested options under the Video 2011 Share Incentive Plan was $0.9 million and $0.1 million, respectively. For both the three and six months ended June 30, 2014, total share-based compensation expense recognized for vested options under the Video 2011 Share Incentive Plan was $4.2 million.

The fair value of the options contractually granted to management and key employees of Sohu Video and to Sohu management was estimated on the reporting date using the BP Model, with the following assumptions used:

Assumptions Adopted	2015
Average risk-free interest rate	2.58%
Exercise multiple	2.8
Expected forfeiture rate (post-vesting)	10%
Weighted average expected option life	6.5
Volatility rate	58.1%
Dividend yield	0%
Fair value	0.83

5) 7Road Share-based Awards

See Note 3—Share-based Compensation Expense.

11. Changyou Share Repurchase

On July 27, 2013, Changyou’s Board of Directors authorized a share repurchase program of up to $100 million of the outstanding ADSs of Changyou over a two-year period from July 27, 2013 to July 26, 2015.

During the six months ended June 30, 2015, Changyou repurchased under the share repurchase program 52,446 of its ADSs, representing 104,892 ordinary shares, at an aggregate cost of approximately $1.33 million. As of June 30, 2015, Changyou had repurchased under the share repurchase program 807,246 of its ADSs, representing 1,614,492 ordinary shares, at an aggregate cost of approximately $22.1 million.

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

Pursuant to the Shareholders Agreement, the Sohu Group will hold approximately 52% of the total voting power and control the election of the Board of Directors of Sogou, assuming that the remaining repurchase options are exercised, Tencent’s non-voting Class B Ordinary Shares are converted to voting shares, and all share options under the Sogou 2010 Share Incentive Plan and all share options under the Sohu Management Sogou Share Option Arrangement are granted and exercised. As Sohu.com Inc. is the controlling shareholder of Sogou, Sohu.com Inc. consolidates Sogou in the Group’s consolidated financial statements, and recognizes noncontrolling interest reflecting economic interests in Sogou held by shareholders other than Sohu.com Inc.

Sohu’s Shareholding in Sogou

As of June 30, 2015, Sogou had outstanding a combined total of 357,471,338 ordinary shares and preferred shares held as follows:

(i)	Sohu.com Inc.:

132,806,250 Class A Ordinary Shares and 24,000,000 Series A Preferred Shares. Of the Class A Ordinary Shares, 5,606,250 shares are subject to purchase from Sohu.com Inc. under options held by Sohu management and key employees. All of the 24,000,000 Series A Preferred Shares are subject to repurchase by Sogou commencing March 16, 2014;

(ii)	Photon:

38,400,000 Series A Preferred Shares, of which 6,400,000 are subject to repurchase by Sogou commencing March 16, 2014;

(iii)	Tencent:

6,757,875 Class A Ordinary Shares, 65,431,579 Series B Preferred Shares and 79,368,421 non-voting Class B Ordinary Shares; and

(iv)	Various employees of Sogou and Sohu: 10,707,213 Class A Ordinary Shares.

Because no ordinary shares will be issued with respect to share options granted by Sogou until they are vested and exercised, share options granted by Sogou that have not vested and vested share options that have not yet been exercised are not included as outstanding shares of Sogou and have no impact on the Sohu Group’s basic net income per share. Unvested share options with performance targets achieved and vested share options that have not yet been exercised do, however, have a dilutive impact on the Sohu Group’s dilutive net income per share. See Note 14—Net Income/(Loss) per Share.

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

By virtue of these terms, Sogou’s losses have been and will be allocated in the following order:

(i)	net losses were allocated to holders of Sogou Class A Ordinary Shares and the holder of Sogou Class B Ordinary Shares until their basis in Sogou decreased to zero;

(ii)	additional net losses were allocated to holders of Sogou Series A Preferred Shares until their basis in Sogou decreased to zero;

(iii)	additional net losses will be allocated to the holder of Sogou Series B Preferred Shares until its basis in Sogou decreases to zero; and

(iv)	further net losses will be allocated between Sohu.com Inc. and noncontrolling shareholders based on their shareholding percentage in Sogou.

Net income from Sogou has been, and future net income from Sogou will be, allocated in the following order:

(i)	net income will be allocated between Sohu.com Inc. and noncontrolling shareholders based on their shareholding percentage in Sogou until their basis in Sogou increases to zero;

(ii)	additional net income will be allocated to the holder of Sogou Series B Preferred Shares to bring its basis back;

(iii)	additional net income will be allocated to holders of Sogou Series A Preferred Shares to bring their basis back;

(iv)	further net income will be allocated to holders of Sogou Class A Ordinary Shares and the holder of Sogou Class B Ordinary Shares to bring their basis back; and

(v)	further net income will be allocated between Sohu.com Inc. and noncontrolling shareholders based on their shareholding percentage in Sogou.

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

Noncontrolling Interest in the Consolidated Balance Sheets

As of June 30, 2015 and December 31, 2014, noncontrolling interest in the consolidated balance sheets was $566.5 million and $487.2 million, respectively.

	As of
	December 31, 2014 (in thousands)	June 30, 2015 (in thousands)
Sogou	$145,538	$188,511
Changyou	341,707	378,018

Total	$487,245	$566,529

Noncontrolling Interest of Sogou

As of June 30, 2015 and December 31, 2014, noncontrolling interest of Sogou of $188.5 million and $145.5 million, respectively, was recognized in the Sohu Group’s consolidated balance sheets, representing Sogou’s cumulative results of operations attributable to shareholders other than Sohu.com Inc.; Sogou’s share-based compensation expense; the investments of shareholders other than Sohu.com Inc. in Preferred Shares and Ordinary Shares of Sogou; the repurchase of Sogou Series A Preferred Shares from China Web on March 24, 2014; and Sogou’s repurchase of Class A Ordinary Shares from noncontrolling shareholders in June 2014.

Noncontrolling Interest of Changyou

As of June 30, 2015 and December 31, 2014, noncontrolling interest of Changyou of $378.0 million and $341.7 million, respectively, was recognized in the Sohu Group’s consolidated balance sheets, representing as of both dates a 32% economic interest in Changyou’s net assets held by shareholders other than Sohu.com Inc. and reflecting the reclassification of Changyou’s share-based compensation expense from shareholders’ additional paid-in capital to noncontrolling interest.

Noncontrolling Interest in the Consolidated Statements of Comprehensive Income

For the three and six months ended June 30, 2015, net income attributable to the noncontrolling interest in the consolidated statements of comprehensive income was $38.7 million and $65.2 million, respectively, compared to a net loss attributable to the noncontrolling interest of $9.4 million and $14.4 million, respectively, for the three and six months ended June 30, 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Sogou	$(9,853)	$25,869	$(8,735)	$38,282
Changyou	222	12,813	(6,408)	26,921
Others	188	0	765	0

Total	$(9,443)	$38,682	$(14,378)	$65,203

Noncontrolling Interest of Sogou

For the three months ended June 30, 2015 and 2014, $25.9 million in net income attributable to the noncontrolling interest of Sogou and a $9.9 million net loss attributable to the noncontrolling interest of Sogou, respectively, was recognized in the Sohu Group’s consolidated statements of comprehensive income/(loss), representing Sogou’s net income/(loss) attributable to shareholders other than Sohu.com Inc.

Noncontrolling Interest of Changyou

For the three months ended June 30, 2015 and 2014, $12.8 million and $0.2 million, respectively, net income attributable to the noncontrolling interest of Changyou, representing the 32% economic interest in Changyou attributable to shareholders other than Sohu.com Inc. for both periods, was recognized in the Sohu Group’s consolidated statements of comprehensive income.

14. Net Income /(Loss) per Share

Basic net income /(loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income /(loss) per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise or settlement of share-based awards using the treasury stock method. The dilutive effect of share-based awards with performance requirements is not considered before the performance targets are actually met. The computation of diluted net income /(loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect (i.e. an increase in earnings per share amounts or a decrease in loss per share amounts) on net income /(loss) per share. For the three and six months ended June 30, 2015, 72,000 and 80,000, respectively, common shares potentially issuable upon the exercise or settlement of share-based awards using the treasury stock method were anti-dilutive and excluded from the denominator for calculation of diluted net loss per share.

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

For the three and six months ended June 30, 2015, all of these Sogou shares and share options had an anti-dilutive effect, and therefore were excluded from the calculation of Sohu.com Inc.’s diluted net loss per share, and “incremental dilution from Sogou” in the table below was zero.

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

For the three and six months ended June 30, 2015, all of these Changyou restricted share units had a dilutive effect, and therefore were included in the calculation of Sohu.com Inc.’s diluted net loss per share. This impact is presented as “incremental dilution from Changyou” in the table below.

On March 24, 2014 Sogou purchased from China Web 14.4 million Series A Preferred Shares of Sogou for an aggregate purchase price of $47.3 million. The transaction gave rise to a deemed dividend amounting to $27.7 million, which was deemed to have been contributed by Sohu.com Inc., as a holder of ordinary shares of Sogou, for the difference between the price Sogou paid to China Web for the Series A Preferred Shares and the carrying amount of these 14.4 million Series A Preferred Shares in the Group’s consolidated financial statements. This deemed dividend has been subtracted from net loss attributable to Sohu.com Inc. for the six months ended June 30, 2014 in the table below when calculating the basic and diluted net loss per share attributable to Sohu.com Inc.

The following table presents the calculation of Sohu.com Inc.’s basic and diluted net loss per share (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Numerator:
Net loss attributable to Sohu.com Inc., basic (after subtracting the deemed dividend to noncontrolling Sogou Series A Preferred shareholders)	$(41,090)	$(27,199)	$(119,944)	$(58,319)
Effect of dilutive securities:
Incremental dilution from Sogou	(3,416)	0	(2,170)	0
Incremental dilution from Changyou	(3)	(339)	0	(560)

Net loss attributable to Sohu.com Inc., diluted	$(44,509)	$(27,538)	$(122,114)	$(58,879)

Denominator:
Weighted average basic common shares outstanding	38,475	38,587	38,443	38,556
Effect of dilutive securities:
Share options and restricted share units	0	0	0	0

Weighted average diluted common shares outstanding	38,475	38,587	38,443	38,556

Basic net loss per share attributable to Sohu.com Inc.	$(1.07)	$(0.70)	$(3.12)	$(1.51)

Diluted net loss per share attributable to Sohu.com Inc.	$(1.16)	$(0.71)	$(3.18)	$(1.53)

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

16. Subsequent Events

In July, 2015, Changyou repurchased under Changyou’s share repurchase program (see Note 11- Changyou Share Repurchase) 557,600 ADSs, representing 1,115,200 ordinary shares, at an aggregate cost of approximately $12.9 million. Changyou’s share repurchase program expired on July 26, 2015. As of July 26, 2015, Changyou had repurchased under the share repurchase program an aggregate of 1,364,846 Changyou ADSs, representing 2,729,692 ordinary shares, at an aggregate cost of approximately $35 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this report, references to “us,” “we,” “our,” “our company,” “our Group,” the “Sohu Group,” the “Group,” and “Sohu.com” are to Sohu.com Inc. and, except where the context requires otherwise, our wholly-owned and majority-owned subsidiaries and variable interest entities (“VIEs”) Sohu.com Limited, Sohu.com (Hong Kong) Limited (“Sohu Hong Kong”), All Honest International Limited (“All Honest”), Sohu.com (Game) Limited (“Sohu Game”), Go2Map Inc., Sohu.com (Search) Limited (“Sohu Search”), Sogou Inc. (“Sogou”), Sogou (BVI) Limited (“Sogou BVI”), Sogou Hong Kong Limited (“Sogou HK”), Vast Creation Advertising Media Services Limited (“Vast Creation”), Fox Video Investment Holding Limited (“Video Investment”), Fox Video Limited (“Sohu Video”), Fox Video (HK) Limited (“Video HK”), Focus Investment Holding Limited, Sohu Focus Limited, Sohu Focus (HK) Limited, Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu Software Technology Co., Ltd., Beijing Sohu Interactive Software Co., Ltd., Go2Map Software (Beijing) Co., Ltd., Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”), Beijing Sogou Network Technology Co., Ltd (“Sogou Network”), Fox Information Technology (Tianjin) Limited (“Video Tianjin”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”), Beijing Focus Time Advertising Media Co., Ltd., Beijing Sohu New Momentum Information Technology Co., Ltd. (“Sohu New Momentum”), Beijing Century High Tech Investment Co., Ltd. (“High Century”), Beijing Heng Da Yi Tong Information Technology Co., Ltd. (“Heng Da Yi Tong”, formerly known as Beijing Sohu Entertainment Culture Media Co., Ltd.), Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”), Beijing GoodFeel Technology Co., Ltd., Beijing Sogou Information Service Co., Ltd. (“Sogou Information”), Beijing 21 East Culture Development Co., Ltd., Beijing Sohu Donglin Advertising Co., Ltd.(“Donglin”), Beijing Pilot New Era Advertising Co., Ltd. (“Pilot New Era”), Beijing Focus Yiju Network Information Technology Co., Ltd., SohuPay Science and Technology Co., Ltd., Beijing Sohu Dianjin Information Technology Co., Ltd., Beijing Yi He Jia Xun Information Technology Co., Ltd., Tianjin Jinhu Culture Development Co., Ltd. (“Tianjin Jinhu”), Guangzhou Qianjun Network Technology Co., Ltd. (“Guangzhou Qianjun”), Shenzhen Shi Ji Guang Su Information Technology Co., Ltd., Chengdu Sogou Easypay Technology Co., Ltd., Beijing Shi Ji Si Su Technology Co., Ltd., Beijing Intelligence World Network Technology Co., Ltd., Chongqing Qogir Enterprise Management Consulting Co., Ltd., SendCloud Technology Co., Ltd., Beijing Focus Interactive Information Service Co., Ltd., Beijing Focus Xin Gan Xian Information Technology Co., Ltd., Beijing Focus Real Estate Agency Co., Ltd. and our independently-listed majority-owned subsidiary Changyou.com Limited (“Changyou,” formerly known as TL Age Limited) as well as the following direct and indirect subsidiaries and VIEs of Changyou: Changyou.com (HK) Limited (“Changyou HK”) formerly known as TL Age Hong Kong Limited), Changyou.com Webgames (HK) Limited (“Changyou HK Webgames”), Changyou.com Gamepower (HK) Limited, ICE Entertainment (HK) Limited (“ICE HK”), Changyou.com Gamestar (HK) Limited, Changyou.com (US) LLC. (formerly known as AmazGame Entertainment (US) Inc.), Changyou.com (UK) Company Limited, Changyou My Sdn. Bhd, Changyou.com Korea Limited, Changyou.com India Private Limited, Changyou BİLİŞİM HİZMETLERİ TİCARET LİMİTED ŞİRKETİ, Kylie Enterprises Limited, Mobogarden Enterprises Limited, Heroic Vision Holdings Limited, TalkTalk Limited, RaidCall (HK) Limited, 7Road.com Limited (“7Road”), 7Road.com HK Limited (“7Road HK”), Changyou.com (TH) Limited, Changyou.com Rus Limited, PT.CHANGYOU TECHNOLOGY INDONESIA, Changyou Middle East FZ-LLC, Changyou.com Technology Brazil Desenvolvimento De Programas LTDA, Greative Entertainment Limited (formerly known as Greative Digital Limited), Glory Loop Limited (“Glory Loop”), MoboTap Inc. (“MoboTap”, a Cayman Islands company), MoboTap Inc. Limited (“MoboTap HK”), MoboTap Inc. (a Delaware corporation), Dolphin Browser Inc., TMobi Limited (formerly known as Muse Entertainment Limited), Dstore Technology Limited, Mobo Information Technology Pte. Ltd., Global Cool Limited, Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”), Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”), ICE Information Technology (Shanghai) Co., Ltd. (“ICE Information”), Beijing Changyou RaidCall Internet Technology Co., Ltd. (“RaidCall”), Beijing Yang Fan Jing He Information Consulting Co., Ltd. (“Yang Fan Jing He”), Shanghai Jingmao Culture Communication Co., Ltd. (“Shanghai Jingmao”), Shanghai Hejin Data Consulting Co., Ltd., Beijing Changyou Jingmao Film & Culture Communication Co., Ltd. (“Beijing Jingmao”), Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”), Beijing Guanyou Gamespace Digital Technology Co., Ltd. (“Guanyou Gamespace”), Beijing Doyo Internet Technology Co., Ltd., Beijing Zhi Hui You Information Technology Co., Ltd., Shanghai ICE Information Technology Co., Ltd. (“Shanghai ICE”), Shenzhen 7Road Network Technologies Co., Ltd. (“7Road Technology”), Shenzhen 7Road Technology Co., Ltd. (“Shenzhen 7Road”), Beijing Changyou e-pay Co. Ltd., Beijing Changyou Aishouxin Ecological Technology Co., Ltd., Shenzhen Brilliant Imagination Technologies Co., Ltd., Fujian Changyou Heguang Electronic Technology Co., Ltd., Beijing Baina Information Technology Co., Ltd., Baina Zhiyuan (Beijing) Technology Co., Ltd. (“Beijing Baina Technology”), Beijing Anzhuoxing Technology Co., Ltd., Baina Zhiyuan (Chengdu) Technology Co., Ltd., Chengdu Xingyu Technology Co., Ltd., Baina (Wuhan) Information Technology Co., Ltd. (“Wuhan Baina Information”), Wuhan Xingyu Technology Co., Ltd., Wuhan Hualian Chuangke Technology Co., Ltd., Beijing Changyou Ledong Internet Technology Co., Ltd., and Beijing Global Cool Technology Co., Ltd., and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”) on March 2, 2015, as updated by Part II Item 1A of this report. Readers are cautioned not to place undue reliance on these forward-looking statements.

OVERVIEW

Sohu.com Inc. (NASDAQ: SOHU), a Delaware corporation organized in 1996, is a leading Chinese online media, search and game service group providing comprehensive online products and services on PCs and mobile devices in the People’s Republic of China (the “PRC” or “China”). Our businesses are conducted by Sohu.com Inc. and its subsidiaries and variable interest entities (“VIEs”) (collectively referred to as the “Sohu Group” or “the Group”). The Sohu Group consists of Sohu, which when referred to in this report, unless the context requires otherwise, excludes the businesses and the corresponding subsidiaries and VIEs of Sogou Inc. (“Sogou”) and Changyou.com Limited (“Changyou”), Sogou and Changyou. Sogou and Changyou are indirect controlled subsidiaries of Sohu.com Inc. Sohu is a leading Chinese language online media content and services provider. Sogou is a leading online search, client software and mobile Internet product provider in China. Changyou is a leading online game developer and operator in China as measured by the popularity of its PC game TLBB and its mobile game TLBB 3D, and engages primarily in the development, operation and licensing of online games for PCs and mobile devices. Most of our operations are conducted through our indirect wholly-owned and majority-owned China-based subsidiaries and VIEs.

Factors and Trends Affecting our Business

With the accelerated shift in user activities from desktop computers (“PCs”) to mobile devices and an increase in the number of Internet users, the usage of various kinds of mobile Internet services continued to accelerate at a fast pace during the second quarter of 2015. As of the end of June 2015, according to CNNIC, mobile internet users had reached 594 million, an increase of 7% from the end of 2014. At Sohu, we focused our efforts on developing a portfolio of leading mobile products across our business lines that we believed our users would like. Our key products continued to gain traction in terms of traffic. For example, during the second quarter of 2015, mobile traffic for online video increased by 66% as compared to the corresponding period in 2014 and contributed more than 60% of our total traffic. Sogou posted strong growth in search traffic and as of the end of June 2015 mobile search traffic nearly equaled PC search traffic. The monetization of mobile traffic is also progressing well, as advertisers have begun to increase their budgets allocated to this area.

For Sohu Media Portal, the transition from a PC portal to a leading mobile news platform is well on track. In the second quarter, we focused our efforts on improving our popular mobile news products. For example, we refined the design of the Sohu News mobile app, allowing people to conveniently set their own preferences. In the meantime, we strove to generate unique content to drive up traffic.

Online video is one of the top Internet services in China, and Sohu Video is a leading video service provider in China. We noted an accelerating trend away from television toward streaming video, which is important specifically to Sohu’s online video business, as advertising dollars shift from television to online video. In the second quarter of 2015 we saw user base expansion and increased advertising revenues generated from our video business. In the meantime, as competition intensified, the major players stepped up their content spending to attract viewers. The average licensing fee for premium content grew significantly as compared to 2014. As a result, despite solid revenue growth, our online video business continued to incur operating losses. We expect that the industry-wide unfavorable cost structure will continue to overshadow the profitability outlook for the entire industry, including us, in the near term. We remain optimistic about the long-term prospects of the online video business, which is a strategic key business line for Sohu. For 2015, our content strategy has been to rationalize our spending on licensed content while we focus more on original and professionally-generated content.

On September 16, 2013, we entered into a strategic cooperation with Tencent Holding Limited (Tencent Holding Limited together with its subsidiaries, “Tencent”) for our search and Web directory business, in connection with which Tencent invested in Sogou. We believe that this strategic cooperation has reinforced Sogou as a leader in the large and fast-growing China market for search and Internet services, particularly for the mobile end. In the online search sector, Sogou is one of the top three PC search players in China, and we have demonstrated greater potential in mobile search. With deepening cooperation with Tencent’s various products, Sogou has brought unique capabilities to its mobile search and further enhanced its competitiveness. Improving search quality and expanding channels helped Sogou to grow its search traffic quickly. As of the end of June 2015, aggregate search traffic had continued to increase, and mobile search traffic had jumped more than 110% year over year. In the second quarter of 2015, aggregate paid clicks and cost-per-click continued to grow, with improving mobile monetization.

For Changyou’s PC game business, Tian Long Ba Bu (“TLBB”), a PC game which we developed and currently operate in China, continues to deliver solid revenues and profitability. However, initial performance from new PC games launched recently was less promising, and Changyou plans to be conservative in rolling out new PC games going forward. For Changyou’s mobile game business, revenues from TLBB 3D, which was launched in the fourth quarter of 2014, declined sequentially by roughly 20%, which is consistent with the general life cycle of a mobile game. We expect further decline in TLBB 3D’s revenue in the second half of the year. Changyou launched two new mobile games in the second quarter in 2015, but the results were less than satisfactory. Nonetheless, Changyou will continue to scale up research and development efforts with improved operating efficiencies and remains committed to introducing high quality mobile games to the market. For the three months ended June 30, 2015, the PC games and mobile games that Changyou operates had approximately 10.1 million total average monthly active accounts and approximately 2.5 million total average monthly active paying accounts. Changyou’s platform channel business achieved further margin improvements as a result of continued efforts in cost rationalization.

Our Business

Through the operation of Sohu, Sogou and Changyou, we generate online advertising revenues (including brand advertising revenues and search and Web directory revenues), online games revenues and others revenues. Online advertising and online games are our core businesses. For the three months ended June 30, 2015, total revenues generated by Sohu, Sogou and Changyou were approximately $493.6 million, including:

Sohu:

•	$136.1 million in brand advertising revenues, of which $52.3 million was from Sohu Media Portal, $56.8 million was from Sohu Video, and $27.0 million was from Focus; and

•	$8.3 million in others revenues, mainly attributable to Sohu’s offering of mobile-related services and mobile products, and sub-licensing of purchased video content to third parties.

Total revenues generated by Sohu were $144.4 million.

Sogou:

•	$135.2 million in search and Web directory revenues (formerly referred to as “search and others” revenues); and

•	$12.2 million in others revenues, primarily attributable to Sogou’s offering of Internet value-added services (or “IVAS”) with respect to the operation of Web games and mobile games as well as other services and products provided to users.

Total revenues generated by Sogou were $147.4 million.

Changyou:

•	$172.4 million in online game revenues;

•	$14.7 million in brand advertising revenues, mainly attributable to Changyou’s 17173.com Website; and

•	$14.7 million in others revenues attributable to Changyou’s operation of the platform channel business, including RaidCall, the Dolphin Browser and other software applications; and Changyou’s cinema advertising revenues.

Total revenues generated by Changyou were $201.8 million.

For the three months ended June 30, 2015 our total brand advertising revenues were $150.8 million, total search and Web directory revenues were $135.2 million, total online game revenues were $172.4 million, and total others revenues were $35.2 million.

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

Others Business

Sohu also engages in the others business, which includes mobile-related services and mobile products offered in cooperation with China mobile network operators to mobile phone users and to China mobile network operators, and sub-licensing of purchased video content to third parties. Revenues generated by Sohu from the others business are classified as others revenues in our consolidated statements of comprehensive income.

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

Others Business

Sogou also engages in the others business by primarily offering IVAS with respect to the operation of Web games and mobile games developed by third parties as well as other services and products provided to users. Revenues generated by Sogou from the others business are classified as others revenues in our consolidated statements of comprehensive income.

Changyou’s Business

Changyou has three businesses, consisting of the online game business, the platform channel business and the others business.

Online Game Business

Changyou’s online game business offers to game players PC games which are online games designed primarily for playing on PCs; mobile games, which are played on mobile devices with an Internet connection; and Web games, which are online games played over the Internet using a Web browser. Changyou’s PC games and mobile games are mainly MMOGs, which are interactive online games that may be played simultaneously by hundreds of thousands of game players. All of Changyou’s games are operated under the item-based revenue model, where game players play the games for free but can purchase virtual items to enhance the game-playing experience. Revenues derived from the operation of online games are classified as online game revenues in the Sohu Group’s consolidated statements of comprehensive income.

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

By virtue of these terms, Sogou’s losses have been and will be allocated in the following order:

(i)	net losses were allocated to holders of Sogou Class A Ordinary Shares and the holder of Sogou Class B Ordinary Shares until their basis in Sogou decreased to zero;

(ii)	additional net losses were allocated to holders of Sogou Series A Preferred Shares until their basis in Sogou decreased to zero;

(iii)	additional net losses will be allocated to the holder of Sogou Series B Preferred Shares until its basis in Sogou decreases to zero; and

(iv)	further net losses will be allocated between Sohu.com Inc. and noncontrolling shareholders based on their shareholding percentage in Sogou.

Net income from Sogou has been, and future net income from Sogou will be, allocated in the following order:

(i)	net income will be allocated between Sohu.com Inc. and noncontrolling shareholders based on their shareholding percentage in Sogou until their basis in Sogou increases to zero;

(ii)	additional net income will be allocated to the holder of Sogou Series B Preferred Shares to bring its basis back;

(iii)	additional net income will be allocated to holders of Sogou Series A Preferred Shares to bring their basis back;

(iv)	further net income will be allocated to holders of Sogou Class A Ordinary Shares and the holder of Sogou Class B Ordinary Shares to bring their basis back; and

(v)	further net income will be allocated between Sohu.com Inc. and noncontrolling shareholders based on their shareholding percentage in Sogou.

Noncontrolling Interest for Changyou

As of June 30, 2015, we held approximately 68% of the combined total of Changyou’s outstanding ordinary shares, and controlled approximately 95% of the total voting power in Changyou. As we are Changyou’s controlling shareholder, we consolidate Changyou in our consolidated financial statements, and recognize noncontrolling interest reflecting the economic interest in Changyou held by shareholders other than us.

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

Currently we have four main types of pricing models, consisting of the Fixed Price model, the Cost Per Impression (“CPM”) model, the E-commerce model, and the Cost Per click (“CPC”) model

Fixed Price model

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

E-commerce model

Under the e-commerce model, revenues were mainly generated from sales of membership cards which allow potential home buyers to purchase specified properties from real estate developers at a discount greater than the price that Focus charges for the card. Membership fees are refundable until the potential home buyer uses the discounts to purchase properties. Focus recognizes such revenues upon obtaining confirmation that the membership card has been redeemed to purchase a property.

CPC model

Under the CPC model, there is no overall fixed price for advertising services stated in the contract with the advertiser. We charge advertisers on a per-click basis when the users click on the advertisements. The unit price for each click is fixed or auction-based.

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

Online Marketing Services on Web Directories Operated by Sogou

Online marketing services on Web directories operated by Sogou mainly consist of displaying advertisers’ Website links on the Web pages of Web directories. Revenue for online marketing services on Web directories operated by Sogou is normally recognized on a straight-line basis over the contract period, provided our obligations under the contract have been met and all revenue recognition criteria have been met.

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

Online Game Revenues

Changyou’s online game business offers to game players PC games, mobile games and Web games. All of Changyou’s games are operated under the item-based revenue model, where the basic game play functions are free of charge and players are charged for purchases of in-game virtual items, including those with a predetermined expiration time and perpetual virtual items. Revenues that Changyou generates from self-operated and licensed out online games are included in online game revenues.

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

PC Games

Proceeds from the self-operation of PC games are collected from players and third-party game card distributors through sales of Changyou’s game points on its online payment platform and prepaid game cards. Self-operated PC games are either developed in house or licensed from third-party developers. For licensed PC games, Changyou remits a pre-agreed percentage of the proceeds to the third-party developers, and keeps the balance pursuant to revenue-sharing agreements. Such revenue-sharing amounts paid to third-party developers are recorded in Changyou’s cost of revenues.

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

Licensed Out Games

Changyou also authorizes third-parties to operate its online games. Licensed out games include PC games, mobile games and Web games developed in house and mobile games developed in house and jointly developed with third-party developers. Changyou receives monthly revenue-based royalty payments from all the third-party licensee operators. Changyou receives additional up-front license fees from certain third-party licensee operators who are entitled to an exclusive right to operate Changyou’s games in specified geographic areas. Since Changyou is obligated to provide post-sale services, the initial license fees are recognized as revenue ratably over the license period, and the monthly revenue-based royalty payments are recognized when relevant services are delivered, provided that collectability is reasonably assured. Changyou views the third-party licensee operators as Changyou’s customers and recognizes revenues on a net basis, as Changyou does not have the primary responsibility for fulfillment and acceptability of the game services. Changyou remits to the third-party developers a pre-agreed percentage of revenues from jointly developed and licensed out mobile games, and recognizes revenues on a net basis.

Others Revenues

Sohu

Sohu also engages in the others business, which includes mobile-related services and mobile products offered in cooperation with China mobile network operators to mobile phone users and to China mobile network operators, and sub-licensing of purchased video content to third parties. Revenues generated by Sohu from the others business are classified as others revenues in our consolidated statements of comprehensive income.

Sogou

Others revenues attributable to Sogou are primarily IVAS revenues derived from the operation of Web games and mobile games of third-party developers as well as other services and products that Sogou provides to users. Revenues from IVAS are recognized when Sogou’s obligations under the agreements and all other revenue recognition criteria have been met.

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

Share-based Compensation Expense

Sohu (excluding Fox Video Limited), Sogou, Changyou, and Fox Video Limited (“Sohu Video”) have incentive plans, and prior to June 28, 2013 7Road had an incentive plan, for the granting of share-based awards, including common stock or ordinary shares, share options, restricted shares and restricted share units, to members of the boards of directors, management and other key employees

For share-based awards for which a grant date has occurred, share-based compensation expense is recognized as costs and expenses in the consolidated statements of comprehensive income based on the fair value of the related share-based awards on their grant dates. For share-based awards for which the service inception date precedes the grant date, share-based compensation expense is recognized as costs and expenses in the consolidated statements of comprehensive income beginning on the service inception date and is re-measured on each subsequent reporting date before the grant date, based on the estimated fair value of the related share-based awards. Share-based compensation expense is charged to the shareholders’ equity or noncontrolling interest section in the consolidated balance sheets. The assumptions used in share-based compensation expense recognition represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. If factors change or different assumptions are used, our share-based compensation expense could be materially different for any period. Moreover, the estimates of fair value are not intended to predict actual future events or the value that ultimately will be realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by us for accounting purposes.

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

Options for the purchase of 1,068,000 shares of Sohu common stock contractually granted on February 7, 2015 are subject to vesting in four equal installments over a period of four years, with each installment vesting upon satisfaction of a service period requirement and certain subjective performance targets. For purposes of ASC 718-10-25, no grant date had occurred as of June 30, 2015, because no grant date could be established until a mutual understanding was reached between Sohu and the recipients clarifying the subjective performance requirements. In accordance with ASC 718-10-55, as the service inception date preceded the grant date, compensation expense was accrued beginning on the service inception date and will be re-measured on each subsequent reporting date before the grant date is established, based on the then-current fair value of the awards. The estimate of the awards’ fair values will be fixed in the period in which the grant date occurs, and cumulative compensation expense will be adjusted based on the fair value at the grant date. In determining the fair values of the share options granted, the public market price of the underlying shares at each reporting date was used, and a binomial valuation model was applied.

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

Options for the purchase of 2,400,000 Changyou ordinary shares that were converted to options from restricted share units on February 16, 2015 and options contractually granted on June 1, 2015 for the purchase of 1,998,000 Changyou ordinary shares awards are subject to vesting in four equal installments over a period of four years, with each installment vesting upon satisfaction of a service period requirement and certain subjective performance targets. For purposes of ASC 718-10-25, no grant date had occurred as of June 30, 2015, because no grant date could be established until a mutual understanding was reached between Changyou and the recipients clarifying the subjective performance requirements. In accordance with ASC 718-10-55, as the service inception date preceded the grant date, compensation expense was accrued beginning on the service inception date and will be re-measured on each subsequent reporting date before the grant date is established, based on the then-current fair value of the awards. The estimate of the awards’ fair values will be fixed in the period in which the grant date occurs, and cumulative compensation expense will be adjusted based on the fair values at the grant date. In determining the fair values of share options granted, the public market price of the underlying shares at each reporting date was used, and a binomial valuation model was applied.

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

Sohu Video Share-based Awards

On January 4, 2012, Sohu Video, the holding entity of Sohu’s video division, adopted a 2011 Share Incentive Plan (the “Video 2011 Share Incentive Plan”) which provides for the issuance of up to 25,000,000 ordinary shares of Sohu Video (representing approximately 10% of the outstanding Sohu Video Shares on a fully-diluted basis) to management and key employees of the video division and to Sohu management. As of June 30, 2015, grants of options for the purchase of 16,368,200 ordinary shares of Sohu Video had been contractually made, of which options for the purchase of 4,972,800 ordinary shares were vested.

For purposes of ASC 718-10-25, as of June 30, 2015, no grant date had occurred, because the broader terms and conditions of the option awards had neither been finalized nor mutually agreed upon with the recipients, and such mutual understanding cannot be reached until the fair value of the awards is determinable and can be accounted for. In accordance with ASC 718-10-55, our management determined that the service inception date with respect to vested option awards for the purchase of 4,972,800 shares had preceded the grant date. Therefore, we began to recognize compensation expense for Sohu Video share-based awards in the second quarter of 2014 and re-measured, and will re-measure, the compensation expense on each subsequent reporting date based on the then-current fair values of the awards until the grant date is established.

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

For Scheme I, as of June 30, 2015 compensation expense of $4.2 million had been recognized with respect to the modification, and $30,000 will be recognized in the consolidated statements of comprehensive income ratably over the remaining vesting period of the awards. For Scheme II, the compensation expense varies depending on 7Road’s financial performance.

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

Entities Qualified as HNTEs

As of June 30, 2015, the following principal entities were qualified as HNTEs and were entitled to an income tax rate of 15%.

For Sohu’s Business

•	Sohu Internet. Sohu Internet re-applied for HNTE qualification in the second quarter of 2015. Pending approval of its re-application, Sohu Internet is entitled to continue to enjoy the beneficial tax rate as if it had already qualified as an HNTE for 2015.

•	Sohu Era, Sohu Media and Guangzhou Qianjun. Sohu Era, Sohu Media and Guangzhou Qianjun are each qualified as HNTEs for 2015 and 2016, and will need to re-apply for HNTE qualification in 2017.

For Sogou’s Business

•	Sogou Information. Sogou Information re-applied for HNTE qualification in July 2015. Pending approval of its re-application, Sogou Information is entitled to continue to enjoy the beneficial tax rate as if it had already qualified as an HNTE for 2015.

•	Sogou Technology. Sogou Technology is qualified as an HNTE for 2015 and 2016, and will need to re-apply for HNTE qualification in 2017.

For Changyou’s Business

•	AmazGame, Gamease and Shenzhen 7Road. AmazGame, Gamease and Shenzhen 7Road are each qualified as HNTEs for 2015 and 2016, and will need to re-apply for HNTE qualification in 2017.

Entities Qualified as Software Enterprises

For Sohu’s Business

•	Sohu New Momentum. In 2015, Sohu New Momentum is in its second income tax exemption year as a Software Enterprise.

For Changyou Business

•	AmazGame. AmazGame will need to re-apply before the end 2015 for designation as a Key National Software Enterprise in order to be entitled for 2015 and 2016 to the preferential income tax rate of 10% to which it was entitled for the initial two-year period of 2013 and 2014.

•	Gamespace. In 2015, Gamespace is in the second of the three years in which it will be entitled to a 50% reduction to a rate of 12.5% as a Software Enterprise.

•	ICE Information. ICE Information was not subject to income tax, as it incurred losses.

•	7Road Technology. In 2015, 7Road Technology is in the first of the three years in which it will be entitled to a 50% reduction to a rate of 12.5% as a Software Enterprise.

PRC Withholding Tax on Dividends

The CIT Law imposes a 10% withholding income tax on dividends distributed by foreign-invested enterprises in the PRC to their immediate holding companies outside Mainland China. A lower withholding tax rate may be applied if there is a tax treaty or other arrangement between Mainland China and the jurisdiction of the foreign holding company. A holding company in Hong Kong, for example, will be subject to a 5% withholding tax rate under an arrangement between the PRC and the Hong Kong Special Administrative Region on the “Avoidance of Double Taxation and Prevention of Fiscal Evasion with Respect to Taxes on Income and Capital”, if such holding company is considered a non-PRC resident enterprise and holds at least 25% of the equity interests in the PRC foreign invested enterprise distributing the dividends, subject to approval of the PRC local tax authority. However, if the Hong Kong holding company is not considered to be the beneficial owner of such dividends under applicable PRC tax regulations, such dividend will remain subject to a withholding tax rate of 10%.

PRC Value-Added Tax and Business Tax

Revenues from the brand advertising and search and Web directory businesses, as well as online game revenues generated from licensed mobile games and from Changyou’s Web game operations that were not developed in-house, are subject to VAT. VAT payable is the difference between the output VAT (at a rate of 6%) and available input VAT amount (at the rate applicable to the supplier). Revenues from 7Road that are deemed to be derived from the sale of software are subject to VAT. VAT is payable by 7Road at a rate of 17%, with a 14% immediate tax refund irrespective of the availability of any input VAT, resulting in a net rate of 3%. Other online game revenues from the operation of PC games and self-developed mobile games are subject to a 5% business tax.

We adopted the net presentation method for our brand advertising and search and Web directory businesses. We adopted the gross presentation method for revenues from in-house-developed Web games that are deemed to be derived from the sale of software.

U.S. Corporate Income Tax

Sohu.com Inc. is a Delaware corporation that is subject to U.S. corporate income tax on its taxable income at a rate of up to 35%. To the extent that Sohu.com Inc. has U.S. taxable income, which generally arises mainly from our interest income, we accrue U.S. corporate income tax in our consolidated statements of comprehensive income and make estimated tax payments as and when required by U.S. law.

Uncertain Tax Positions

We are subject to various taxes in different jurisdictions, primarily the US and the PRC. Management reviews regularly the adequacy of the provisions for taxes as they relate to our income and transactions. In order to assess uncertain tax positions, we apply a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement.

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

Changyou Loans from Offshore Banks, Secured by Time Deposits

As of June 30, 2015, we had, through Changyou, loans from offshore banks secured by RMB deposits in onshore branches of those banks. The loans from the offshore branches of the lending banks are classified as short-term bank loans or long-term bank loans based on their repayment period. The rates of interest under the loan agreements with the lending banks were determined based on the prevailing interest rates in the market. The RMB onshore deposits securing the offshore loans are treated as restricted time deposits on our consolidated balance sheets.

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

Repurchase Options and Put Option for Sogou Series A Preferred Shares

In September 2013, Sogou entered into Repurchase Option Agreements with Sohu Search and Photon Group Limited (“Photon”), the investment vehicle of the Sohu Group’s Chairman and Chief Executive Officer Dr. Charles Zhang, and a Repurchase/Put Option Agreement with China Web Search (HK) Limited (“China Web”), an investment vehicle of Yunfeng Capital, with respect to Series A Preferred Shares of Sogou held by them.

Sogou’s repurchase options with Photon and China Web were initially recognized in additional paid-in capital in the Sohu Group’s consolidated balance sheets at fair value when the agreements were signed. Any subsequent changes in the fair values of the repurchase options were not and will not be recognized. On March 24, 2014, Sogou purchased from China Web, pursuant to the Repurchase/Put Option Agreement between Sogou and China Web, 14.4 million Series A Preferred Shares of Sogou, for an aggregate purchase price of $47.3 million. As of June 30, 2015, the remaining balance for the repurchase option with Photon in additional paid-in capital was $1.2 million, based on the fair value of the repurchase option on September 16, 2013.

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

The estimated useful lives of our intangible assets are listed below:

Intangible Assets	Estimated Useful Lives (years)
Domain names and trademarks	4-30
Developed technologies	3-10
Computer software	1-5
Purchased video content	4 months to 2 years, or over the applicable licensing period
Cinema advertising slot rights	over the contract terms
Operating rights for licensed games	over the contract terms

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

RESULTS OF OPERATIONS

Revenues

The following table presents our revenues by revenue source and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2014		2015		2015 vs 2014	2014		2015		2015 vs 2014
Revenues
Online advertising:
Brand advertising	$133,408	34%	$150,849	31%	$17,441	$244,511	32%	$284,670	30%	$40,159
Search and Web directory	85,064	21%	135,206	27%	50,142	149,373	20%	240,332	25%	90,959

Subtotal of online advertising revenues	218,472	55%	286,055	58%	67,583	393,884	52%	525,002	55%	131,118

Online game	153,877	38%	172,350	35%	18,473	317,265	41%	357,344	38%	40,079
Others	27,802	7%	35,161	7%	7,359	54,317	7%	66,552	7%	12,235

Total revenues	$400,151	100%	$493,566	100%	$93,415	$765,466	100%	$948,898	100%	$183,432

Total revenues were $493.6 million and $948.9 million, respectively, for the three and six months ended June 30, 2015, compared to $400.2 million and $765.5 million, respectively, for the corresponding periods in 2014. The increase in total revenues from the three months ended June 30, 2014 to the three months ended June 30, 2015 was $93.4 million, representing a year-on-year growth rate of 23%, and the increase from the six months ended June 30, 2014 to the six months ended June 30, 2015 was $183.4 million, representing a year-on-year growth rate of 24%. The increases were mainly attributable to increases in search and Web directory revenues.

Online Advertising Revenues

Online advertising revenues were $286.1 million and $525.0 million, respectively, for the three and six months ended June 30, 2015, compared to $218.5 million and $393.9 million, respectively, for the corresponding periods in 2014. The increase in online advertising revenues from the three months ended June 30, 2014 to the three months ended June 30, 2015 was $67.6 million, representing a year-on-year growth rate of 31%, and the increase from the six months ended June 30, 2014 to the six months ended June 30, 2015 was $131.1 million, representing a year-on-year growth rate of 33%.

Brand Advertising Revenues, Generated by Sohu and Changyou

Brand advertising revenues were $150.8 million and $284.7 million, respectively, for the three and six months ended June 30, 2015, compared to $133.4 million and $244.5 million, respectively, for the corresponding periods in 2014. The increase in brand advertising revenues from the three months ended June 30, 2014 to the three months ended June 30, 2015 was $17.4 million, representing a year-on-year growth rate of 13%, and the increase from the six months ended June 30, 2014 to the six months ended June 30, 2015 was $40.2 million, representing a year-on-year growth rate of 16%. The year-on-year increases in brand advertising revenues were mainly from Sohu Video.

Sohu

• Sohu Media Portal

Revenues from Sohu Media Portal were $52.3 million and $97.4 million, respectively, for the three and six months ended June 30, 2015, compared to $50.2 million and $94.5 million, respectively, for the corresponding periods in 2014. The increase in revenues from Sohu Media Portal from the three months ended June 30, 2014 to the three months ended June 30, 2015 was $2.1 million, representing a year-on-year growth rate of 4%, and the increase from the six months ended June 30, 2014 to the six months ended June 30, 2015 was $2.9 million, representing a year-on-year growth rate of 3%. The transition of the Sohu Media Portal business from PC to mobile accelerated during the second quarter of 2015, as mobile advertising contributed more than half of Sohu Media Portal’s total revenues for the first time. The number of advertisers for Sohu Media Portal was 1,664 and 2,516, respectively, for the three and six months ended June 30, 2015, compared to 1,714 and 2,162, respectively, for the corresponding periods in 2014.

• Sohu Video

Revenues from Sohu Video were $56.8 million and $106.4 million, respectively, for the three and six months ended June 30, 2015, compared to $42.4 million and $74.0 million, respectively, for the corresponding periods in 2014. The increase in revenues from Sohu Video from the three months ended June 30, 2014 to the three months ended June 30, 2015 was $14.4 million, representing a year-on-year growth rate of 34%, and the increase from the six months ended June 30, 2014 to the six months ended June 30, 2015 was $32.4 million, representing a year-on-year growth rate of 44%. For Sohu Video, in order to improve monetization, we adopted a strategy of providing high-quality and differentiated content, which in turn attracted a larger number of advertisers, which drove an increase in our revenues. For the month of June 2015 compared to the month of June 2014, the average daily unique visitors and average daily video views for Sohu Video increased 14% and 8%, respectively. The pricing for online video has generally been stable. The number of advertisers for Sohu Video was 275 and 380, respectively, for the three and six months ended June 30, 2015, compared to 291 and 368, respectively, for the corresponding periods in 2014.

• Focus

Revenues from Focus were $27.0 million and $56.5 million, respectively, for the three and six months ended June 30, 2015, compared to $26.0 million and $52.1 million, respectively, for the corresponding periods in 2014. The increase in revenues from Focus from the three months ended June 30, 2014 to the three months ended June 30, 2015 was $1 million, representing a year-on-year growth rate of 4%, and the increase from the six months ended June 30, 2014 to the six months ended June 30, 2015 was $4.4 million, representing a year-on-year growth rate of 8%.

Revenues from Focus were generated through the Fixed Price model and the E-commerce model.

For the Fixed Price model, revenues were $13.1 million and $28.9 million, respectively, for the three and six months ended June 30, 2015, compared to $15.8 million and $31.1 million, respectively, for the corresponding periods in 2014, representing decreases of 2.7 million and $2.2 million, respectively, from the three months ended June 30, 2014 to the three months ended June 30, 2015 and from the six months ended June 30, 2014 to the six months ended June 30, 2015.

For the E-commerce model, revenues were $13.9 million and $27.6 million, respectively, for the three and six months ended June 30, 2015, compared to $10.2 million and $21.0 million, respectively, for the corresponding periods in 2014. The increase was mainly driven by our subscription membership services offered to prospective purchasers of real estate as a result of the expansion of the Focus business through our establishment of more partnerships with property developers. The number of developers with which we had cooperation arrangements was 454 and 634, respectively, for the three and six months ended June 30, 2015, compared to 305 and 407, respectively, for the corresponding periods in 2014. The number of paying subscribers for the membership services was 23,562 and 44,060, respectively, for the three and six months ended June 30, 2015, compared to 16,080 and 31,062, respectively, for the corresponding periods in 2014.

Changyou

• 17173.com Website

Revenues from the 17173.com Website were $14.7 million and $24.4 million, respectively, for the three and six months ended June 30, 2015, compared to $14.7 million and $24.0 million, respectively, for the corresponding periods in 2014. Revenues from the 17173.com Website were stable for the three and six months ended June 30, 2015, compared to the corresponding periods in 2014. The number of advertisers on the 17173.com Website was 100 and 128, respectively, for the three and six months ended June 30, 2015, compared to 77 and 96, respectively, for the corresponding periods in 2014.

Search and Web Directory Revenues, Generated by Sogou

Revenues from search and Web directory services were $135.2 million and $240.3 million, respectively, for the three and six months ended June 30, 2015, compared to $85.1 million and $149.4 million, respectively, for the corresponding periods in 2014. The increase in revenues from search and Web directory services from the three months ended June 30, 2014 to the three months ended June 30, 2015 was $50.1 million, representing a year-on-year growth rate of 59%, and the increase from the six months ended June 30, 2014 to the six months ended June 30, 2015 was $91.0 million, representing a year-on-year growth rate of 61%.

Pay-for-click Services

Revenues from pay-for-click services accounted for approximately 83% and 82%, respectively, of the total search and Web directory revenues for the three and six months ended June 30, 2015, compared to 79% and 77%, respectively, for the corresponding periods in 2014. The growth in revenues from pay-for-click services was principally attributable to an increase in the number of paid clicks and a higher average cost-per-click. Paid clicks increased by approximately 38% and 43%, respectively, for the three and six months ended June 30, 2015, compared to the corresponding periods in 2014. Average cost-per-click increased by approximately 17% and 16%, respectively, for the three and six months ended June 30, 2015, compared to the corresponding periods in 2014.

Online Marketing Services on Web Directories Operated by Sogou

Revenues from online marketing services on Web directories operated by Sogou accounted for approximately 14% of the total search and Web directory revenues for both the three and six months ended June 30, 2015, compared to 16% and 18%, respectively, for the corresponding periods in 2014. The growth in revenues from online marketing services on Web directories operated by Sogou was primarily driven by an increase in the number of average daily unique visitors on Web directories operated by Sogou, as the number of average daily unique visitors increased by approximately 16% and 23%, respectively, for the three and six months ended June 30, 2015 compared to the corresponding periods in 2014.

Online Game Revenues Generated by Changyou

Revenues from the online game business were $172.4 million and $357.3 million, respectively, for the three and six months ended June 30, 2015, compared to $153.9 million and $317.3 million, respectively, for the corresponding periods in 2014.

PC games and Mobile Games

Revenues from PC games were $96.4 million and $198.1 million, respectively, for the three and six months ended June 30, 2015, compared to $127.3 million and $257.2 million, respectively, for the corresponding periods in 2014. The decrease in revenues from PC games from the three months ended June 30, 2014 to the three months ended June 30, 2015 was $30.9 million, representing a year-on-year decrease rate of 24%, and the decrease from the six months ended June 30, 2014 to the six months ended June 30, 2015 was $59.1 million, representing a year-on-year decrease rate of 23%. The year-on-year decrease in revenues from PC games was mainly due to decreased revenues from TLBB, resulting from the strategic decision to reduce the level of promotional activities within TLBB to achieve an in-game balance and a sustainable environment for game players and the game’s maturity. For the three and six months ended June 30, 2015, revenues from TLBB were $80.6 million and $167.1 million, respectively, accounting for approximately both of 47% of Changyou’s online game revenues, approximately 40% and 41%, respectively, of Changyou’s total revenues and approximately 16% and 18%, respectively, of the Sohu Group’s total revenues.

Revenues from mobile games were $58.8 million and $124.5 million, respectively, for the three and six months ended June 30, 2015, compared to $1.6 million and $3.5 million, respectively, for the corresponding periods in 2014. The increase in revenues from mobile games from the three months ended June 30, 2014 to the three months ended June 30, 2015 was $57.2 million, representing a year-on-year growth rate of 3575%, and the increase from the six months ended June 30, 2014 to the six months ended June 30, 2015 was $121 million, representing a year-on-year growth rate of 3457%. The increase was mainly due to revenues from Changyou’s mobile game TLBB 3D, which was launched in the fourth quarter of 2014.

The following table sets forth certain operating data for Changyou’s PC games and mobile games for the periods indicated:

Average Monthly Active Accounts (1)	Three Months Ended March 31		Three Months Ended June 30
(in millions)	PC games	PC games and mobile games	PC games	PC games and mobile games
2014	6.5	9.1	6.9	8.2
2015	4.9	9.3	4.4	10.1

Quarterly Aggregate Active Paying Accounts (2)	Three Months Ended March 31		Three Months Ended June 30
(in millions)	PC games	PC games and mobile games	PC games	PC games and mobile games
2014	1.5	1.5	1.4	1.5
2015	1.1	2.0	1.1	2.5

(1)	Average Monthly Active Accounts for a given period refers to the number of registered accounts that were logged in to these games at least once during the period.
(2)	Quarterly Aggregate Active Paying Accounts for a given quarter refers to the number of accounts from which game points were used at least once during the quarter.

Web Games

Revenues from Web games were $17.2 million and $34.7 million, respectively, for the three and six months ended June 30, 2015, compared to $25.0 million and $56.6 million, respectively, for the corresponding periods in 2014. The year-on-year decrease in revenues from Web games was mainly due to decreased revenues from Wartune and DDTank, which have reached a mature phase in their operation.

Others Revenues

Revenues from others services were $35.2 million and $66.6 million, respectively, for the three and six months ended June 30, 2015, compared to $27.8 million and $54.3 million, respectively, for the corresponding periods in 2014. The increase was mainly due to increased revenues from IVAS and the cinema advertisement business.

Costs and Expenses

Cost of Revenues

The following table presents our cost of revenues by source and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2014		2015		2015 vs 2014	2014		2015		2015 vs 2014
Cost of revenues:
Online advertising:
Brand advertising	$82,898	49%	$99,847	45%	$16,949	$147,038	48%	$204,399	46%	$57,361
Search and Web directory	40,420	24%	58,552	26%	18,132	72,157	23%	108,471	24%	36,314

Subtotal of cost of online advertising revenues	123,318	73%	158,399	71%	35,081	219,195	71%	312,870	70%	93,675

Online game	30,263	17%	43,929	20%	13,666	56,849	19%	93,414	21%	36,565
Others	16,305	10%	18,872	9%	2,567	32,340	10%	37,070	9%	4,730

Total cost of revenues	$169,886	100%	$221,200	100%	$51,314	$308,384	100%	$443,354	100%	$134,970

Total cost of revenues was $221.2 million and $443.4 million, respectively, for the three and six months ended June 30, 2015, compared to $169.9 million and $308.4 million, respectively, for the corresponding periods in 2014. The increase in cost of revenues from the three months ended June 30, 2014 to the three months ended June 30, 2015 was $51.3 million, representing a year-on-year growth rate of 30%, and the increase from the six months ended June 30, 2014 to the six months ended June 30, 2015 was $135.0 million, representing a year-on-year growth rate of 44%.

Cost of Online Advertising Revenues

Cost of online advertising revenues was $158.4 million and $312.9 million, respectively, for the three and six months ended June 30, 2015, compared to $123.3 million and $219.2 million, respectively, for the corresponding periods in 2014. The increase in cost of online advertising revenues from the three months ended June 30, 2014 to the three months ended June 30, 2015 was $35.1 million, representing a year-on-year growth rate of 28%, and the increase from the six months ended June 30, 2014 to the six months ended June 30, 2015 was $93.7 million, representing a year-on-year growth rate of 43%.

Cost of Brand Advertising Revenues

Cost of brand advertising revenues mainly consists of content and license costs, bandwidth leasing costs, salary and benefits expenses, and depreciation expenses.

Cost of brand advertising revenues was $99.8 million and $204.4 million, respectively, for the three and six months ended June 30, 2015, compared to $82.9 million and $147.0 million, respectively, for the corresponding periods in 2014.

The increase in cost of brand advertising revenues from the three months ended June 30, 2014 to the three months ended June 30, 2015 was $16.9 million, representing a year-on-year growth rate of 20%. The increase mainly consisted of a $10.8 million increase in content and license costs and a $3.7 million increase in salary and benefits expense.

The increase in cost of brand advertising revenues from the six months ended June 30, 2014 to the six months ended June 30, 2015 was $57.4 million, representing a year-on-year growth rate of 39%.The increase mainly consisted of a $42.7 million increase in content and license costs, a $5.9 million increase in bandwidth leasing costs, and a $5.8 million increase in salary and benefits expense.

Our brand advertising gross margin was 34% and 28%, respectively, for the three and six months ended June 30, 2015, as compared to 38% and 40%, respectively, for the corresponding periods in 2014. The decrease in our brand advertising gross margin was primarily due to an increase in content costs, which outpaced revenue growth.

Cost of Search and Web Directory Revenues

Cost of search and Web directory revenues mainly consists of traffic acquisition costs, bandwidth leasing costs, depreciation expenses, as well as salary and benefits expenses.

Cost of search and Web directory revenues was $58.6 million and $108.5 million, respectively, for the three and six months ended June 30, 2015, compared to $40.4 million and $72.2 million, respectively, for the corresponding periods in 2014.

The increase in cost of search and Web directory revenues from the three months ended June 30, 2014 to the three months ended June 30, 2015 was $18.1 million. The increase mainly consisted of a $13.5 million increase in traffic acquisition costs, a $3.6 million increase in bandwidth leasing costs and a $1.1 million increase in depreciation expenses.

The increase in cost of search and Web directory revenues from the six months ended June 30, 2014 to the six months ended June 30, 2015 was $36.3 million. The increase mainly consisted of a $27.2 million increase in traffic acquisition costs, a $7.4 million increase in bandwidth leasing costs and a $1.7 million increase in depreciation expenses.

Our search and Web directory margin was 57% and 55%, respectively, for the three and six months ended June 30, 2015, as compared to 52% for both the three months and six months ended June 30, 2014. The increase in our search and Web directory gross margin was mainly due to increased revenues, combined with lower costs as a percentage of search and Web directory revenues.

Cost of Online Game Revenues

Cost of online game revenues mainly consists of revenue-sharing payments, salary and benefits expenses, bandwidth leasing costs, and depreciation and amortization expenses.

Cost of online game revenues was $43.9 million and $93.4 million, respectively, for the three and six months ended June 30, 2015, compared to $30.3 million and $56.8 million, respectively, for the corresponding periods in 2014.

The increase in cost of online game revenues from the three months ended June 30, 2014 to the three months ended June 30, 2015 was $13.6 million. The increase included a $23.6 million increase in revenue-sharing payments to mobile app stores, which was offset by a $4.9 million decrease in salary and benefits expenses, a $1.9 million decrease in depreciation and amortization expenses and a $1.4 million decrease in bandwidth leasing costs.

The increase in cost of online game revenues from the six months ended June 30, 2014 to the six months ended June 30, 2015 was $36.6 million. The increase included a $50.9 million increase in revenue-sharing payments to mobile app stores, which was offset by a $7.7 million decrease in salary and benefits expenses, a $2.7 million decrease in bandwidth leasing costs and a $2.3 million decrease in depreciation and amortization expenses.

Our online game gross margin was 75% and 74%, respectively, for the three and six months ended June 30, 2015, as compared to 80% and 82%, respectively, for the three and six months ended June 30, 2014. The decreases in our online game gross margin were mainly due to a change in the revenue mix, as Changyou launched new mobile games that typically require additional revenue-sharing payments.

Cost of Others Revenues

Cost of others revenues mainly consists of revenue-sharing payments related to the IVAS business, revenue-sharing payments paid to China mobile network operators, and payments to theatres and film production companies for pre-film screening advertisement slots.

Cost of others revenues was $18.9 million and $37.1 million, respectively, for the three and six months ended June 30, 2015, compared to $16.3 million and $32.3 million, respectively, for the corresponding periods in 2014. The increase in cost of others revenues from the three and six months ended June 30, 2014 to the three and six months ended June 30, 2015 was $2.6 million and $4.7 million, respectively. The increases were mainly due to revenue-sharing payments related to the IVAS business and costs related to the cinema advertisement business.

Operating Expenses

The following table presents our operating expenses by nature and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2014		2015		2015 vs 2014	2014		2015		2015 vs 2014
Operating expenses:
Product development	$102,218	35%	$100,771	40%	$(1,447)	$219,940	37%	$202,962	42%	$(16,978)
Sales and marketing	136,606	47%	103,977	41%	(32,629)	278,960	47%	187,105	39%	(91,855)
General and administrative	53,246	18%	49,720	19%	(3,526)	88,600	16%	94,884	19%	6,284

Total operating expenses	$292,070	100%	$254,468	100%	$(37,602)	$587,500	100%	$484,951	100%	$(102,549)

Total operating expenses were $254.5 million and $485.0 million, respectively, for the three and six months ended June 30, 2015, compared to $292.1 million and $587.5 million, respectively, for the corresponding periods in 2014. The decrease in operating expenses from the three months ended June 30, 2014 to the three months ended June 30, 2015 was $37.6 million, and the decrease from the six months ended June 30, 2014 to the six months ended June 30, 2015 was $102.5 million. The decrease was mainly due to cuts in marketing and promotional spending for Changyou’s mobile internet products.

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

Product development expenses were $100.8 million and $203.0 million, respectively, for the three and six months ended June 30, 2015, compared to $102.2 million and $219.9 million, respectively, for the corresponding periods in 2014.

The decrease in product development expenses from the three months ended June 30, 2014 to the three months ended June 30, 2015 was $1.4 million. The decrease mainly consisted of a $1.3 million decrease in content and license costs, a $1.1 million decrease in salary and benefits expense, and a $1.1 million decrease in share-based compensation expense, offset by a $2.0 million increase in depreciation and amortization expense.

The decrease in product development expenses from the six months ended June 30, 2014 to the six months ended June 30, 2015 was $17.0 million. The decrease mainly consisted of a $22.8 million decrease in salary and benefits expense, offset by a $4.1 million increase in depreciation and amortization expense, and a $1.1 million increase in share-based compensation expense. The decrease in salary and benefits expenses resulted primarily from an accrual for estimated compensation expense associated with three employee incentive plans that had been recognized by Changyou in the first quarter of 2014. Such accrual was reversed in the fourth quarter of 2014 due to lowered estimates based on management’s latest reassessment of the estimated compensation liabilities for the three employee incentive plans. The three employee incentive plans were cancelled during the first quarter of 2015, and therefore no such accrual was made in the first quarter of 2015.

Sales and Marketing Expenses

Sales and marketing expenses mainly consist of advertising and promotional expenditures, salary and benefits expenses, travel expenses, and facility expenses.

Sales and marketing expenses were $104.0 million and $187.1 million, respectively, for the three and six months ended June 30, 2015, compared to $136.6 million and $279.0 million, respectively, for the corresponding periods in 2014.

The decrease in sales and marketing expenses from the three months ended June 30, 2014 to the three months ended June 30, 2015 was $32.6 million. The decrease mainly consisted of a $29.4 million decrease in advertising and promotional expenditures, which was mainly due to Changyou’s significant reduction in marketing and promotional spending for mobile Internet products, a $1.3 million decrease in facility expenses and a $1.2 million decrease in salary and benefits expenses.

The decrease in sales and marketing expenses from the six months ended June 30, 2014 to the six months ended June 30, 2015 was $91.9 million. The decrease mainly consisted of a $87.3 million decrease in advertising and promotional expenditures, which was mainly due to Changyou’s significant reduction in marketing and promotional spending for mobile Internet products, and a $1.9 million decrease in facility expenses.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses, share-based compensation expense, professional service fees, facility expenses, depreciation and amortization expenses and travel expenses.

General and administrative expenses were $49.7 million and $94.9 million, respectively, for the three and six months ended June 30, 2015, compared to $53.2 million and $88.6 million, respectively, for the corresponding periods in 2014.

The decrease in general and administrative expenses from the three months ended June 30, 2014 to the three months ended June 30, 2015 was $3.5 million. The decrease mainly consisted of a $5.1 million decrease in share-based compensation expense, and a $3.5 million decrease in salary and benefits expenses, offset by a $3.6 million increase in professional service fees, a $1.6 million increase in facility expenses and a $1.6 million increase in depreciation and amortization expenses.

The increase in general and administrative expenses from the six months ended June 30, 2014 to the six months ended June 30, 2015 was $6.3 million. The increase mainly consisted of a $6.7 million increase in professional service fees, a $2.9 million increase in facility expenses, and a $1.8 million increase in depreciation and amortization expenses, offset by a $4.8 million decrease in salary and benefits expenses.

Share-based Compensation Expense

Share-based compensation expense was recognized in costs and expenses for the three and six months ended June 30, 2014 and 2015, respectively, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Share-based compensation expense	2014	2015	2014	2015
Cost of revenues	$1,199	$606	$985	$858
Product development expenses	7,294	6,235	9,947	11,011
Sales and marketing expenses	2,111	862	2,814	1,107
General and administrative expenses	15,962	10,837	18,060	17,791

	$26,566	$18,540	$31,806	$30,767

Share-based compensation expense recognized for share awards of Sohu (excluding Sohu Video), Sogou, Changyou and Sohu Video was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Share-based compensation expense	2014	2015	2014	2015
For Sohu (excluding Sohu Video) share-based awards	$1,277	$8,360	$3,905	$12,737
For Sogou share-based awards (1)	20,603	2,144	22,935	6,936
For Changyou share-based awards	459	7,091	739	10,994
For Sohu Video share-based awards	4,227	945	4,227	100

	$26,566	$18,540	$31,806	$30,767

Note (1): Includes compensation expense for Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search-related businesses, and compensation expense equal to the excess of the repurchase price paid to employees over the fair value at the repurchase date of Sogou Class A Ordinary Shares that we repurchased in the second quarter of 2014.

As of June 30, 2015, unrecognized share-based compensation expense for Sohu (excluding Sohu Video), Sogou and Changyou share-based awards was as follows (in thousands):

Unrecognized share-based compensation expense	As of June 30, 2015
For Sohu (excluding Sohu Video) share-based awards	$2,282
For Sogou share-based awards (2)	2,309
For Changyou share-based awards	52,907

$57,498

Note (2): Includes the unrecognized compensation expense for employees who transferred from Tencent with Soso search-related businesses.

Operating Profit /(Loss)

For the three and six months ended June 30, 2015, we had an operating profit of $17.9 million and $20.6 million, respectively, compared to an operating loss of $61.8 million and $130.4 million, respectively, for the corresponding periods in 2014. This change was mainly due to Changyou. Changyou generated an operating profit of $45.1 million and $97.6 million, respectively, for the three and six months ended June 30, 2015, compared to an operating loss of $7.0 million and $37.0 million, respectively, for the three and six months ended June 30, 2014.

Other Income /(Loss)

We had other loss of $0.4 million and other income of $2.7 million, respectively, for the three and six months ended June 30, 2015, compared to other income of $0.7 million and $4.4 million, respectively, for the corresponding periods in 2014.

Net Interest Income

Net interest income was $6.2 million and $12.3 million, respectively, for the three and six months ended June 30, 2015, compared to $8.8 million and $17.2 million, respectively, for the corresponding periods in 2014.

Income Tax Benefit /(Expense)

Income tax expense was $11.5 million and $27.8 million, respectively, for the three and six months ended June 30, 2015, compared to an income tax benefit of $1.7 million and $1.5 million, respectively, for the corresponding periods in 2014.

The change from an income tax benefit to income tax expense was mainly due to Changyou. Changyou incurred income tax expense of $7.5 million and $20.0 million, respectively, for the three and six months ended June 30, 2015, compared to an income tax benefit of $2.2 million and $4.9 million, respectively, for the three and six months ended June 30, 2014.

Net Income /(Loss)

For the three and six months ended June 30, 2015, we had net income of $11.5 million and $6.9 million, respectively, compared to a net loss of $50.5 million and $106.6 million, respectively, for the corresponding periods in 2014.

Net Income /(Loss) Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest was $38.7 million and $65.2 million, respectively, for the three and six months ended June 30, 2015, compared to a net loss attributable to noncontrolling interest of $9.4 million and $14.4 million, respectively, for the corresponding periods in 2014.

Deemed Dividend to Noncontrolling Sogou Series A Preferred Shareholders

There was no deemed dividend to noncontrolling Sogou Series A Preferred shareholders for the three and six months ended June 30, 2015, compared to nil and $27.7 million, respectively, for the corresponding periods in 2014.

The deemed dividend for 2014 resulted from Sogou’s repurchase of 14.4 million Sogou Series A Preferred Shares from China Web, and was deemed to have been contributed by us, as a holder of ordinary shares of Sogou, in an amount equal to the proportionate difference between the price Sogou paid to China Web for the Series A Preferred Shares and the carrying amount of these 14.4 million Series A Preferred Shares in our consolidated financial statements.

Net Loss Attributable to Sohu.com Inc.

As a result of the foregoing, we had a net loss attributable to Sohu.com Inc. of $27.2 million and $58.3 million, respectively, for the three and six months ended June 30, 2015, compared to a net loss attributable to Sohu.com Inc. of $41.1 million and $119.9 million, respectively, for the corresponding periods in 2014.

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

As of June 30, 2015, we had cash and cash equivalents of approximately $1.0 billion, and short-term investments of $197.1 million. Of our cash and cash equivalents, $521.3 million was held in financial institutions inside Mainland China and $480.7 million was held in financial institutions outside of Mainland China. Our VIEs held $108.6 million of our cash and cash equivalents and $893.7 million was held outside of our VIEs. In addition, as of June 30, 2015, we had, through Changyou, loans from offshore banks in the principal amount of $370.0 million. These loans were secured by RMB deposits in onshore branches of those banks in the total amount of $386.2 million, which are recognized as restricted time deposits.

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

See “Restrictions and Limitations on Cash Available to Sohu.com Inc.” below and Item 3 “Quantitative and Qualitative Disclosure About Market Risk—Foreign Currency Exchange Rate Risk.”

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2015 (in thousands):

As of June 30, 2015	Contractual Obligation
Repayment of principal of bank loans	$370,000
Purchase of content and services – video	96,658
Purchase of bandwidth	79,673
Purchase of cinema advertisement slot rights	55,825
Operating lease obligations	40,387
Expenditures for operating rights for licensed games with technological feasibility – PC games	27,434
Purchase of content and services – others	17,908
Interest payment commitment	13,635
Expenditures for operating rights for licensed games with technological feasibility – mobile games	5,522
Fees for operating rights for licensed games in development – mobile games	2,831
Fees for operating rights for licensed games in development – PC games	1,692
Others	4,286

Total	$715,851

Significant Cash Related Activities

On July 27, 2013, Changyou’s Board of Directors authorized a share repurchase program of up to $100 million of the outstanding ADSs of Changyou over a two-year period from July 27, 2013 to July 26, 2015.

During the six months ended June 30, 2015, Changyou repurchased under the share repurchase program 52,446 of its ADSs, representing 104,892 ordinary shares, at an aggregate cost of approximately $1.3 million. As of June 30, 2015, Changyou had repurchased under the share repurchase program an aggregate of 807,246 of its ADSs, representing 1,614,492 ordinary shares, at an aggregate cost of approximately $22.1 million. In July 2015, Changyou repurchased 557,600 ADSs, representing 1,115,200 ordinary shares, at an aggregate cost of approximately $12.9 million.

Changyou’s share repurchase program expired on July 26, 2015. As of July 26, 2015, Changyou had repurchased under the share repurchase program an aggregate of 1,364,846 Changyou ADSs, representing 2,729,692 ordinary shares, at an aggregate cost of approximately $35 million.

Cash Generating Ability

Our cash flows were summarized below (in thousands):

	Six Months Ended June 30,
	2014	2015
Net cash provided by /(used in) operating activities	$(30,341)	$200,341
Net cash provided by /(used in) investing activities	24,854	(79,112)
Net cash provided by /(used in) financing activities	(226,994)	14,167
Effect of exchange rate change on cash and cash equivalents	(4,445)	5,114
Reclassification of cash and cash equivalents to held-for-sale assets	0	(14,871)

Net increase /(decrease) in cash and cash equivalents	(236,926)	125,639
Cash and cash equivalents at beginning of period	1,287,288	876,340

Cash and cash equivalents at end of period	$1,050,362	$1,001,979

Net Cash Provided by /(Used in) Operating Activities

For the six months ended June 30, 2015, $200.3 million net cash provided by operating activities was primarily attributable to our net income of $6.9 million, adjusted by non-cash items of depreciation and amortization of $138.2 million, share-based compensation expense of $30.8 million, an increase in cash from working capital items of $13.5 million, impairment of intangible assets of $7.1 million, and other non-cash items of $4.6 million, which were offset by a non-cash item of change in fair value of short-term investments of $0.8 million.

For the six months ended June 30, 2014, $30.3 million net cash used in operating activities was primarily attributable to our net loss of $106.6 million, adjusted by non-cash items of depreciation and amortization of $103.3 million, share-based compensation expense of $14.8 million, and other non-cash items of $2.3 million, offset by a decrease in cash from working capital items of $40.4 million, a non-cash item of $2.3 million representing a change in the fair value of a put option , and income of $1.4 million from investments in debt securities.

Net Cash Provided by /(Used in) Investing Activities

For the six months ended June 30, 2015, $79.1 million net cash used in investing activities was primarily attributable to purchase of fixed assets and intangible assets of $128.7 million, purchase of long-term investments of $16.7 million, loans of $13.1 million made by Changyou and short-term investments of $5.8 million, offset by consideration received from the disposition of 7Road of $50.6 million, withdrawal of restricted time deposits originally used as collateral for Changyou loans from offshore banks of $31.4 million, and proceeds from other investing activities of $3.2 million.

For the six months ended June 30, 2014, $24.9 million net cash provided by investing activities was primarily attributable to proceeds of debt securities at maturity of $82.0 million, withdrawal of restricted time deposits originally used as collateral for Changyou loans from offshore banks of $48.8 million, proceeds from short-term investments of $2.8 million, investment income from investments in debt securities of $1.4 million, and proceeds from other investing activities of $0.3 million, offset by $110.4 million used to acquire fixed assets and intangible assets.

Net Cash Provided by /(Used in) Financing Activities

For the six months ended June 30, 2015, $14.2 net cash provided by financing activities was primarily attributable to $12.9 million in loans to Changyou, $2.0 million received from the exercise of share-based awards and cash received from other financing activities of $0.6 million, offset by $1.3 million used for Changyou’s repurchase of its ADSs.

For the six months ended June 30, 2014, $227.0 million net cash used in financing activities was primarily attributable to Changyou’s repayment of $153.2 million loans to offshore banks, $47.3 million used in Sogou’s repurchase of Series A Preferred Shares of Sogou from China Web, $24.5 million used in Sogou’s repurchase of Sogou Class A Ordinary Shares from its noncontrolling shareholders, and $2.8 million used in payment of contingent consideration by Changyou, offset by $0.8 million received from the exercise of share-based awards.

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

PRC Profit Appropriation, Withholding Tax on Dividends and Regulation of Foreign Currency Exchange

Regulations in the PRC currently permit payment of dividends of a PRC company only out of accumulated profits as determined in accordance with accounting standards and regulations in China. Our China-based subsidiaries, which are wholly foreign-owned enterprises (“WFOE“s) under PRC law, are also required to set aside each year to their general reserves at least 10% of their after-tax profit based on PRC accounting standards, until the cumulative amount reaches 50% of their paid-in capital. These reserves may not be distributed as cash dividends, or as loans or advances. Our WFOEs may also allocate a portion of their after-tax profits, at the discretion of their Boards of Directors, to their staff welfare and bonus funds. Any amounts so allocated may not be distributed to Sohu.com Limited or Changyou.com Limited and, accordingly, would not be available for distribution to Sohu.com Inc.

The CIT Law imposes a 10% withholding income tax for dividends distributed by foreign-invested enterprises in the PRC to their immediate holding companies outside Mainland China. A lower withholding tax rate will be applied if there is a tax treaty arrangement between Mainland China and the jurisdiction of the foreign holding company. A holding company in Hong Kong, for example, will be subject to a 5% withholding tax rate under an arrangement between the PRC and the Hong Kong Special Administrative Region on the “Avoidance of Double Taxation and Prevention of Fiscal Evasion with Respect to Taxes on Income and Capital” if such holding company is considered a non-PRC resident enterprise and holds at least 25% of the equity interests in the PRC foreign invested enterprise distributing the dividends, subject to approval of the PRC local tax authority. However, if the Hong Kong holding company is not considered to be the beneficial owner of such dividends under applicable PRC tax regulations, such dividend will remain subject to a withholding tax rate of 10%.

Under regulations of the PRC State Administration of Foreign Exchange (“SAFE”), the RMB is not convertible into foreign currencies for capital account items, such as loans, repatriation of investments and investments outside of Mainland China, unless prior approval of the SAFE is obtained and prior registration with the SAFE is made.

PRC Restrictions Related to Our VIE Structure

While generally Sohu.com Inc.’s VIEs generate revenues and cash, most of those VIEs, other than those which are VIEs of Changyou.com Limited, incurred deficits as a result of significant costs involved in their operations for the three and six months ended June 30, 2015.

Substantially all of Changyou.com Limited’s operations are conducted through its VIEs, which generate most of Changyou’s online game revenues. Although Changyou’s subsidiaries received or absorbed a majority of the VIEs’ profits or losses pursuant to contractual agreements between the VIEs and Changyou’s PRC subsidiaries providing for payments to the subsidiaries in return for services provided to the VIEs by the PRC subsidiaries, significant cash balances remained in Changyou’s VIEs as of June 30, 2015. As Changyou’s VIEs are not owned by Changyou’s PRC subsidiaries, the VIEs are not able to make dividend payments to the subsidiaries. Therefore, in order for Sohu.com Inc. or our subsidiaries outside of Mainland China to receive any dividends, loans or advances from Changyou’s PRC subsidiaries, we will need to rely on these contractual payments made by Changyou’s VIEs to Changyou’s PRC subsidiaries. Depending on the nature of services provided by Changyou’s PRC subsidiaries to their corresponding VIEs, certain of these payments will subject to PRC taxes, including Business Tax and VAT, which will effectively reduce the amount that the PRC subsidiary receives from its corresponding VIE. In addition, the PRC government could impose restrictions on such payments or change the tax rates applicable to such payments.

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

The following table sets forth a summary of our foreign currency sensitive financial instruments as of June 30, 2015. These financial instruments are recorded at their fair value.

	Denominated in (in thousands)
	US$	RMB	HK$	Others	Total
Cash and cash equivalents	$467,064	$518,692	$14,414	$1,809	$1,001,979
Restricted time deposits	9,305	386,242	0	0	395,547
Short-term investments	0	197,086	0	0	197,086
Accounts receivable	3,826	262,652	0	0	266,478
Prepaid and other current assets	5,922	123,125	5	648	129,700
Held-for-sale assets	0	151,545	0	0	151,545
Available-for-sale securities	24,063	0	0	0	24,063
Short-term bank loans	25,500	0	0	0	25,500
Held-for-sale liabilities	0	2,779	0	0	2,779
Other current liabilities	17,975	883,289	12,592	0	913,856
Long-term accounts payable	0	2,601	0	0	2,601
Long-term bank loans	$344,500	$0	$0	$0	$344,500

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

INFLATION RATE RISK

According to the National Bureau of Statistics of China, the consumer price index grew 1.3% in the first half of 2015, compared to an increase of 2.3% in the first half of 2014. While the increase in the first half of 2015 represented a decline in the rate of inflation compared to the corresponding period in 2014, there may be increases in the rate of inflation in the future, which could have a material adverse effect on our business.

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

During the six months ended June 30, 2015, Sohu.com Inc. did not use any proceeds from the offering. The remaining net proceeds from the offering have been invested in cash and cash equivalents. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Please see the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 7, 2015

SOHU.COM INC.
By:	/s/ Carol Yu
Carol Yu President and Chief Financial Officer

Sohu.com Inc.

Quarterly Report on Form 10-Q for Quarter Ended June 30, 2015

EXHIBITS INDEX

10.1	English Translation of Loan Assignment and Equity Interest Transfer Agreement, dated March 31, 2015, among AmazGame, Gamease, Tao Wang, High Century and Dewen Chen.

10.2	English Translation of Loan Assignment and Equity Interest Transfer Agreement, dated April 15, 2015, among AmazGame, Gamease, Dewen Chen, High Century and Tao Wang.

10.3	English Translation of Loan Agreement, dated April 15, 2015, between AmazGame and High Century.

10.4	English Translation of Equity Interest Pledge Agreement, dated April 15, 2015 among AmazGame, Gamease and High Century.

10.5	English Translation of Equity Interest Purchase Right Agreement, dated April 15, 2015, between AmazGame and High Century.

10.6	English Translation of Power of Attorney, dated April 15, 2015, executed by High Century in favor of AmazGame.

10.7	English Translation of Business Operation Agreement, dated April 15, 2015, among AmazGame, Gamease and High Century.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Charles Zhang

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu

32.1	Section 1350 Certification of Charles Zhang

32.2	Section 1350 Certification of Carol Yu

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014; (ii) Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2015 and 2014; (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014; (iv) Condensed Consolidated Statements of Changes in Equity for the Six Months Ended June 30, 2015 and 2014; and (v) Notes to Condensed Consolidated Financial Statements, tagged using four different levels of detail.