Form 10-Q
period 2015-09-30
SOHU COM INC
filed 2015-11-06
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at September 30, 2015
Common stock, $.001 par value	38,637,052

SOHU.COM INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SOHU.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except par value)

	As of
	December 31, 2014	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$876,340	$1,073,879
Restricted time deposits	282,186	241,680
Short-term investments	191,577	260,431
Accounts receivable, net	230,401	285,296
Prepaid and other current assets	116,704	161,764
Held-for-sale assets	0	10,080

Total current assets	1,697,208	2,033,130

Fixed assets, net	540,778	523,867
Goodwill	303,426	155,018
Long-term investments, net	24,067	65,480
Intangible assets, net	110,691	62,870
Restricted time deposits	144,562	139,407
Prepaid non-current assets	8,933	6,772
Other assets	37,344	32,590

Total assets	$2,867,009	$3,019,134

LIABILITIES
Current liabilities:
Accounts payable (including accounts payable of consolidated variable interest entities (“VIEs”) without recourse to the Company of $3,495 and $33,095, respectively, as of December 31, 2014 and September 30, 2015)	$127,758	$131,782
Accrued liabilities (including accrued liabilities of consolidated VIEs without recourse to the Company of $78,051 and $75,198, respectively, as of December 31, 2014 and September 30, 2015)	239,231	317,345
Receipts in advance and deferred revenue (including receipts in advance and deferred revenue of consolidated VIEs without recourse to the Company of $53,641 and $48,028, respectively, as of December 31, 2014 and September 30, 2015)	127,740	137,583
Accrued salary and benefits (including accrued salary and benefits of consolidated VIEs without recourse to the Company of $6,300 and $10,130, respectively, as of December 31, 2014 and September 30, 2015)	108,741	86,822
Taxes payable (including taxes payable of consolidated VIEs without recourse to the Company of $10,767 and $20,974, respectively, as of December 31, 2014 and September 30, 2015)	33,380	50,403
Deferred tax liabilities (including deferred tax liabilities of consolidated VIEs without recourse to the Company of $1,669 and $1,559, respectively, as of December 31, 2014 and September 30, 2015)	22,356	24,096

Short-term bank loans (including short-term bank loans of consolidated VIEs without recourse to the Company of nil as of both December 31, 2014 and September 30, 2015)	25,500	25,500
Other short-term liabilities (including other short-term liabilities of consolidated VIEs without recourse to the Company of $30,893 and $107,107, respectively, as of December 31, 2014 and September 30, 2015)	105,644	154,085
Contingent consideration (including contingent consideration of consolidated VIEs without recourse to the Company of $3,935 and nil, respectively, as of December 31, 2014 and September 30, 2015)	3,935	0
Held-for-sale liabilities (including held-for-sale liabilities of consolidated VIEs without recourse to the Company of nil and $1,251, respectively, as of December 31, 2014 and September 30, 2015)	0	1,251

Total current liabilities	794,285	928,867

Long-term accounts payable (including long-term accounts payable of consolidated VIEs without recourse to the Company of $21,534 and $23,503 as of December 31, 2014 and September 30, 2015)	5,143	4,257
Long-term bank loans (including long-term bank loans of consolidated VIEs without recourse to the Company of nil as of both December 31, 2014 and September 30, 2015)	344,500	319,000
Long-term taxes payable (including long-term taxes payable of consolidated VIEs without recourse to the Company of nil as of both December 31, 2014 and September 30, 2015)	24,829	24,765
Deferred tax liabilities (including deferred tax liabilities of consolidated VIEs without recourse to the Company of $1,799 and nil, respectively, as of December 31, 2014 and September 30, 2015)	7,417	12,666
Contingent consideration (including contingent consideration of consolidated VIEs without recourse to the Company of $1,929 and nil, respectively, as of December 31, 2014 and September 30, 2015)	1,929	0

Total long-term liabilities	383,818	360,688

Total liabilities	1,178,103	1,289,555

Commitments and contingencies
SHAREHOLDERS’ EQUITY
Sohu.com Inc. shareholders’ equity:
Common stock: $0.001 par value per share (75,400 shares authorized; 38,507 shares and 38,637 shares, respectively, issued and outstanding as of December 31, 2014 and September 30, 2015)	44	45
Additional paid-in capital	650,148	783,801
Treasury stock (5,889 shares as of both December 31, 2014 and September 30, 2015)	(143,858)	(143,858)
Accumulated other comprehensive income	109,402	72,868
Retained earnings	585,925	566,727

Total Sohu.com Inc. shareholders’ equity	1,201,661	1,279,583
Noncontrolling interest	487,245	449,996

Total shareholders’ equity	1,688,906	1,729,579

Total liabilities and shareholders’ equity	$2,867,009	$3,019,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Revenues:
Online advertising:
Brand advertising	$148,823	$151,517	$393,334	$436,187
Search and search-related	98,437	147,938	247,810	388,270

Subtotal of online advertising revenues	247,260	299,455	641,144	824,457

Online games	150,338	152,501	467,603	509,845
Others	32,817	70,134	87,134	136,686

Total revenues	430,415	522,090	1,195,881	1,470,988
Cost of revenues:
Online advertising:
Brand advertising	83,424	91,163	230,462	295,562
Search and search–related	46,375	62,365	118,532	170,836

Subtotal of cost of online advertising revenues	129,799	153,528	348,994	466,398

Online games	33,949	34,635	90,798	128,049
Others	17,912	25,996	50,252	63,066

Total cost of revenues	181,660	214,159	490,044	657,513

Gross profit	248,755	307,931	705,837	813,475

Operating expenses:
Product development	107,971	92,779	327,911	295,741
Sales and marketing	131,742	98,596	410,702	285,701
General and administrative	49,730	33,330	138,330	128,214
Goodwill impairment and impairment of intangible assets acquired as part of business acquisitions	0	40,324	0	40,324

Total operating expenses	289,443	265,029	876,943	749,980

Operating profit /(loss)	(40,688)	42,902	(171,106)	63,495

Other income	896	70,219	5,340	72,936
Net interest income	7,468	5,192	24,704	17,455
Exchange difference	(610)	4,322	27	3,452

Income /(loss) before income tax benefit /(expense)	(32,934)	122,635	(141,035)	157,338
Income tax benefit /(expense)	1,036	(29,461)	2,562	(57,280)

Net income/(loss)	(31,898)	93,174	(138,473)	100,058
Less: Net income /(loss) attributable to the noncontrolling interest shareholders	(4,760)	42,142	(19,138)	107,345
Deemed dividend to noncontrolling Sogou Series A Preferred shareholders	0	11,911	27,747	11,911

Net income /(loss) attributable to Sohu.com Inc.	$(27,138)	$39,121	$(147,082)	$(19,198)

Net income /(loss)	(31,898)	93,174	(138,473)	100,058
Other comprehensive loss	(1,005)	(67,599)	(14,084)	(54,814)

Comprehensive income /(loss)	(32,903)	25,575	(152,557)	45,244

Less: Comprehensive income /(loss) attributable to noncontrolling interest shareholders	(4,607)	23,215	(22,718)	89,065
Deemed dividend to noncontrolling Sogou Series A Preferred shareholders	0	11,911	27,747	11,911

Comprehensive loss attributable to Sohu.com Inc.	$(28,296)	$(9,551)	$(157,586)	$(55,732)

Basic net income /(loss) per share attributable to Sohu.com Inc.	$(0.71)	$1.01	$(3.82)	$(0.50)

Shares used in computing basic net income /(loss) per share attributable to Sohu.com Inc.	38,485	38,633	38,457	38,582

Diluted net income /(loss) per share attributable to Sohu.com Inc.	$(0.74)	$1.00	$(3.91)	$(0.52)

Shares used in computing diluted net income /(loss) per share attributable to Sohu.com Inc.	38,485	38,665	38,457	38,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2014	2015
Cash flows from operating activities:
Net income /(loss)	$(138,473)	$100,058
Adjustments to reconcile net income /(loss) to net cash provided by operating activities:
Amortization of intangible assets and purchased video content in prepaid expense	99,264	129,475
Depreciation	59,059	60,798
Goodwill impairment and impairment of intangible assets acquired as part of a business acquisition	0	40,324
Share-based compensation expense	29,513	28,465
Impairment of intangible assets	1,457	12,015
Investment income /(loss) from investments in debt securities and equity investments	(1,140)	3,791
Provision /(Reversal) for allowance for doubtful accounts	(2)	1,676
Change in fair value of put option	(2,304)	0
Gain from sale of the 7Road business and certain Changyou subsidiaries	0	(55,139)
Gain from sale of an equity investment	0	(12,962)
Change in fair value of short-term investments	(425)	(1,050)
Others	1,419	2,163
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(25,759)	(67,284)
Prepaid and other assets	32,825	2,941
Accounts payable	(4,194)	7,150
Accrued liabilities and other short-term liabilities	83,676	66,636
Receipts in advance and deferred revenue	(941)	11,202
Taxes payable	(17,463)	17,592
Deferred tax	(21,727)	9,612

Net cash provided by operating activities	94,785	357,463
Cash flows from investing activities:
Purchase of intangible and other assets	(98,706)	(106,613)
Purchase of fixed assets	(73,440)	(84,127)
Purchase of short-term investments, net	(206,662)	(76,588)
Purchase of long-term investments	(24,609)	(37,803)
Funds to a third party	0	(20,033)
Deposited funds	0	(13,086)
Acquisition of MoboTap, net of cash acquired	(86,539)	0
Consideration received from sale of the 7Road business and certain Changyou subsidiaries, net of cash in 7Road upon its disposition	0	183,114
Cash received /(paid) related to restricted time deposits, net	(13,554)	30,840
Proceeds received from sale of an equity investment	0	11,938
Proceeds received from debt securities at maturity	82,009	0
Other cash proceeds related to investing activities	3,404	3,866

Net cash used in investing activities	(418,097)	(108,492)

Cash flows from financing activities:
Loan proceeds	0	12,900
Issuance of common stock	516	2,124
Exercise of share-based awards in subsidiary	414	7
Repayments of loans from offshore banks	(410,194)	(25,500)
Repurchase of Sogou Series A Preferred Shares from noncontrolling shareholders	(47,285)	(21,015)
Repurchase of Changyou American depositary shares (“ADSs”)	0	(14,517)
Repurchase of Sogou Class A Ordinary Shares from noncontrolling shareholders	(24,591)	0
Proceeds of loans from offshore banks	370,000	0
Payment of contingent consideration	(2,813)	0
Other cash proceeds /(payments) related to financing activities	(4,935)	2,855

Net cash used in financing activities	(118,888)	(43,146)
Effect of exchange rate changes on cash and cash equivalents	(4,192)	(8,220)
Reclassification of cash and cash equivalents to held-for-sale assets	0	(66)

Net increase /(decrease) in cash and cash equivalents	(446,392)	197,539
Cash and cash equivalents at beginning of period	1,287,288	876,340

Cash and cash equivalents at end of period	$840,896	$1,073,879

Supplemental cash flow disclosures:
Barter transactions	$721	$1,411
Supplemental schedule of non-cash investing activity:
Consideration payable for acquisition and equity investment	0	10,722

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

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Nine Months Ended September 30, 2015

(In thousands)

		Sohu.com Inc. Shareholders’ Equity
	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$1,688,906	$44	$650,148	$(143,858)	$109,402	$585,925	$487,245
Issuance of common stock	2,126	1	2,125	0	0	0	0
Repurchase of Changyou ADSs	(14,517)	0	(9,982)	0	0	0	(4,535)
Share-based compensation expense	28,515	0	16,684	0	0	0	11,831
Settlement of share-based awards in subsidiary	357	0	33,649	0	0	0	(33,292)
Repurchase of Sogou Series A Preferred Shares from noncontrolling shareholders, net of transaction expense	(21,329)	0	90,719	0	0	(11,911)	(100,137)
Purchase of noncontrolling interest in RaidCall	0	0	458	0	0	0	(458)
Noncontrolling interest recognized in domestic companies	277	0	0	0	0	0	277
Net income attributable to Sohu.com Inc. and noncontrolling interest shareholders	100,058	0	0	0	0	(7,287)	107,345
Accumulated other comprehensive income	(54,814)	0	0	0	(36,534)	0	(18,280)

Ending balance	$1,729,579	$45	$783,801	$(143,858)	$72,868	$566,727	$449,996

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

Through the operation of Sohu, Sogou and Changyou, the Sohu Group generates online advertising revenues, including brand advertising revenues and search and search-related revenues (which were previously known as search and Web directory revenues); online games revenues; and others revenues. Online advertising and online games are the Group’s core businesses. For the three months ended September 30, 2015, total revenues generated by Sohu, Sogou and Changyou were approximately $522.1 million.

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

•	Sohu Media Portal. Sohu Media Portal is a leading online news and information provider in China. It provides users comprehensive content through www.sohu.com for PCs, the mobile portal m.sohu.com and the mobile phone application Sohu News APP.

•	Sohu Video. Sohu Video (tv.sohu.com) is a leading online video content and service provider in China through tv.sohu.com for PCs and the mobile phone application Sohu Video APP; and

•	Focus. Focus (www.focus.cn) is a leading online real estate information provider in China.

Revenues generated by the brand advertising business are classified as brand advertising revenues in the Sohu Group’s consolidated statements of comprehensive income.

Others Business

Sohu also engages in the others business, which includes the filming business, mobile-related services, sub-licensing of purchased video content to third parties, and paid subscription services. Revenues generated by Sohu from the others business are classified as others revenues in the Sohu Group’s consolidated statements of comprehensive income.

Sogou’s Business

Search and Search-related Business

The search and search-related business primarily offers advertisers pay-for-click services, as well as online marketing services on Web directories operated by Sogou. Pay-for-click services enable advertisers’ promotional links to be displayed on the Sogou search result pages and Sogou Website Alliance members’ Websites where the links are relevant to the subject and content of such Web pages. Both pay-for-click services and online marketing services on Web directories operated by Sogou expand distribution of our advertisers’ Website links and advertisements by leveraging traffic on Sogou Website Alliance members’ Websites. The search and search-related business benefits significantly from Sogou’s collaboration with Tencent Holdings Limited (together with its subsidiaries, “Tencent”), which provides Sogou access to traffic generated from users of products and services provided by Tencent.

Revenues generated by the search and search-related business are classified as search and search-related revenues in the Sohu Group’s consolidated statements of comprehensive income.

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

Changyou’s flagship PC game is its MMOG Tian Long Ba Bu (“TLBB”). For the three and nine months ended September 30, 2015, revenues from the PC game TLBB were $77.8 million and $244.9 million, respectively, accounting for approximately 51% and 48%, respectively, of Changyou’s online game revenues, approximately 41% of Changyou’s total revenues for both periods and approximately 15% and 17%, respectively, of the Sohu Group’s total revenues.

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

The accompanying unaudited condensed consolidated interim financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the nine months ended September 30, 2015 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

The following tables present summary information by segment (in thousands):

	Three Months Ended September 30, 2014
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$147,626	$106,158	$180,819	$(4,188)	$430,415
Segment cost of revenues	(85,117)	(46,463)	(50,278)	667	(181,191)
Segment gross profit	62,509	59,695	130,541	(3,521)	249,224
SBC (2) in cost of revenues	(218)	(193)	(58)	0	(469)

Gross profit	62,291	59,502	130,483	(3,521)	248,755

Operating expenses:
Product development	(23,767)	(26,113)	(52,827)	788	(101,919)
Sales and marketing	(57,470)	(24,570)	(52,930)	4,165	(130,805)
General and administrative	(12,159)	(3,208)	(26,832)	(189)	(42,388)
SBC (2) in operating expenses	(922)	(13,094)	(456)	141	(14,331)

Total operating expenses	(94,318)	(66,985)	(133,045)	4,905	(289,443)

Operating loss	(32,027)	(7,483)	(2,562)	1,384	(40,688)

Other income /(expense)	1,860	(4)	283	(1,243)	896
Net interest income	1,966	860	4,642	0	7,468
Exchange difference	(15)	4	(599)	0	(610)

Income /(loss) before income tax benefit /(expense)	(28,216)	(6,623)	1,764	141	(32,934)

Income tax benefit /(expense)	1,327	0	(291)	0	1,036

Net income /(loss)	$(26,889)	$(6,623)	$1,473	$141	$(31,898)

Note (1):	The elimination for segment revenues mainly consists of marketing services (banner advertisements and similar services) provided by the Sohu segment to the Changyou segment.
Note (2):	“SBC” stands for share-based compensation expense.

	Three Months Ended September 30, 2015
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$172,902	$162,300	$188,875	$(1,987)	$522,090
Segment cost of revenues	(99,742)	(66,035)	(48,821)	539	(214,059)
Segment gross profit	73,160	96,265	140,054	(1,448)	308,031
SBC (2) in cost of revenues	(184)	(12)	96	0	(100)

Gross profit	72,976	96,253	140,150	(1,448)	307,931

Operating expenses:
Product development	(23,708)	(31,573)	(40,178)	1,348	(94,111)
Sales and marketing	(52,315)	(25,775)	(21,639)	1,599	(98,130)
General and administrative	(12,966)	(3,956)	(17,741)	(203)	(34,866)
Goodwill impairment and impairment of intangible assets acquired as part of a business acquisition	0	0	(40,324)	0	(40,324)
SBC (2) in operating expenses	(2,228)	1,262	3,368	0	2,402

Total operating expenses	(91,217)	(60,042)	(116,514)	2,744	(265,029)

Operating profit /(loss)	(18,241)	36,211	23,636	1,296	42,902

Other income	91,736	32	58,554	(80,103)	70,219
Net interest income	587	1,326	3,279	0	5,192
Exchange difference	1,360	627	2,335	0	4,322

Income before income tax expense	75,442	38,196	87,804	(78,807)	122,635

Income tax expense	(1,091)	(2,586)	(25,784)	0	(29,461)

Net income	$74,351	$35,610	$62,020	$(78,807)	$93,174

Note (1):	The elimination for segment revenues and other income mainly consists of marketing services provided among the Sohu, Sogou and Changyou segments, and Sogou’s repurchase of Sogou shares from Sohu.com (Search) Limited (“Sohu Search”).
Note (2):	“SBC” stands for share-based compensation expense.

	Nine Months Ended September 30, 2014
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$400,695	$267,081	$539,353	$(11,248)	$1,195,881
Segment cost of revenues	(238,617)	(118,152)	(132,941)	1,120	(488,590)
Segment gross profit	162,078	148,929	406,412	(10,128)	707,291
SBC (2) in cost of revenues	(562)	(706)	(186)	0	(1,454)

Gross profit	161,516	148,223	406,226	(10,128)	705,837

Operating expenses:
Product development	(68,099)	(75,582)	(171,362)	3,131	(311,912)
Sales and marketing	(165,408)	(49,919)	(202,890)	11,266	(406,951)
General and administrative	(33,549)	(8,395)	(70,452)	(533)	(112,929)
SBC (2) in operating expenses	(8,437)	(36,523)	(1,093)	902	(45,151)

Total operating expenses	(275,493)	(170,419)	(445,797)	14,766	(876,943)

Operating loss	(113,977)	(22,196)	(39,571)	4,638	(171,106)

Other income	5,287	2,455	1,334	(3,736)	5,340

Net interest income	6,515	1,714	16,475	0	24,704
Exchange difference	(103)	(159)	289	0	27

Loss before income tax benefit/ (expense)	(102,278)	(18,186)	(21,473)	902	(141,035)

Income tax benefit/(expense)	(2,022)	0	4,584	0	2,562

Net loss	$(104,300)	$(18,186)	$(16,889)	$902	$(138,473)

Note (1):	The elimination for segment revenues mainly consists of marketing services (banner advertisements and similar services) provided by the Sohu segment to the Changyou segment.
Note (2):	“SBC” stands for share-based compensation expense.

	Nine Months Ended September 30, 2015
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$450,776	$426,099	$599,726	$(5,613)	$1,470,988
Segment cost of revenues	(306,221)	(177,401)	(174,024)	1,091	(656,555)
Segment gross profit	144,555	248,698	425,702	(4,522)	814,433
SBC (2) in cost of revenues	(847)	(119)	8	0	(958)

Gross profit	143,708	248,579	425,710	(4,522)	813,475

Operating expenses:
Product development	(72,362)	(93,285)	(124,156)	3,740	(286,063)
Sales and marketing	(148,241)	(64,718)	(76,365)	5,196	(284,128)
General and administrative	(44,551)	(10,873)	(56,076)	(459)	(111,959)
Goodwill impairment and impairment of intangible assets acquired as part of a business acquisition	0	0	(40,324)	0	(40,324)
SBC (2) in operating expenses	(14,371)	(5,681)	(7,539)	85	(27,506)

Total operating expenses	(279,525)	(174,557)	(304,460)	8,562	(749,980)

Operating profit /(loss)	(135,817)	74,022	121,250	4,040	63,495

Other income /(expense)	91,679	122	63,896	(82,761)	72,936
Net interest income	2,432	4,011	11,012	0	17,455
Exchange difference	1,124	337	1,991	0	3,452

Income /(loss) before income tax expense	(40,582)	78,492	198,149	(78,721)	157,338

Income tax expense	(5,642)	(5,900)	(45,738)	0	(57,280)

Net income /(loss)	$(46,224)	$72,592	$152,411	$(78,721)	$100,058

Note (1):	The elimination for segment revenues and other income mainly consists of marketing services provided among the Sohu, Sogou and Changyou segments, and Sogou’s repurchase of Sogou shares from Sohu Search.
Note (2):	“SBC” stands for share-based compensation expense.

	As of December 31, 2014
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Cash and cash equivalents	$431,272	$224,273	$220,795	$0	$876,340
Accounts receivable, net	137,183	15,341	77,969	(92)	230,401
Fixed assets, net	252,255	44,686	243,837	0	540,778
Total assets (1)	$1,159,403	$305,975	$1,547,965	$(146,334)	$2,867,009

Note (1):	The elimination for segment assets mainly consists of elimination of long-term investments in subsidiaries and consolidated VIEs.

		As of September 30, 2015
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Cash and cash equivalents	$424,276	$219,094	$430,509	$0	$1,073,879
Accounts receivable, net	192,264	28,386	64,735	(89)	285,296
Fixed assets, net	232,758	69,867	221,242	0	523,867
Total assets (1)	$1,376,726	$350,691	$1,735,738	$(444,021)	$3,019,134

Note (1):	The elimination for segment assets mainly consists of elimination of intracompany loans between the Sohu segment and the Changyou segment, and elimination of long-term investments in subsidiaries and consolidated VIEs.

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

For 1,068,000 Sohu stock options contractually granted on February 7, 2015, 2,400,000 Changyou share options converted from restricted share units on February 16, 2015, and 1,998,000 Changyou share options contractually granted on June 1, 2015, awards are expected to vest and become exercisable in four equal installments over a period of four years, with each installment vesting upon satisfaction of a service period requirement and certain subjective performance targets. For purposes of ASC 718-10-25, as of September 30, 2015 no grant date had occurred, because no grant date can be established until a mutual understanding is reached between the companies and the recipients clarifying the subjective performance requirements. In accordance with ASC 718-10-55, as the service inception date preceded the grant date, compensation expense was accrued beginning on the service inception date and will be re-measured on each subsequent reporting date before the grant date is established, based on the then-current fair value of the awards. The estimate of the awards’ fair value will be fixed in the period in which the grant date occurs, and cumulative compensation expense will be adjusted based on the fair value at the grant date. In determining the fair value of stock options and share options granted by Sohu and Changyou, the public market price of the underlying shares at each reporting date was used, and a binomial valuation model was applied.

Sohu Video Share-based Awards

On January 4, 2012, Sohu Video, the holding entity of Sohu’s video division, adopted a 2011 Share Incentive Plan (the “Video 2011 Share Incentive Plan”) which provides for the issuance of up to 25,000,000 ordinary shares of Sohu Video (representing approximately 10% of the outstanding Sohu Video shares on a fully-diluted basis) to management and key employees of the video division and to Sohu management. As of September 30, 2015, grants of options for the purchase of 16,368,200 ordinary shares of Sohu Video had been contractually made, of which options for the purchase of 4,972,800 ordinary shares were vested.

For purposes of ASC 718-10-25, as of September 30, 2015, no grant date had occurred, because the broader terms and conditions of the option awards had neither been finalized nor mutually agreed upon with the recipients. In accordance with ASC 718-10-55, management determined that the service inception date with respect to vested option awards for the purchase of 4,972,800 shares had preceded the grant date. Therefore, the Group began to recognize compensation expense for Sohu Video share-based awards in the second quarter of 2014 and re-measured, and will re-measure, the compensation expense on each subsequent reporting date based on the then-current fair values of the awards until the grant date is established.

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

On August 17, 2015, Changyou completed the sale of the 7Road business. See Note 12- Business Transactions. As of August 17, 2015, Changyou had recognized an aggregate of $4.2 million of compensation expense under the 7Road 2012 Share Incentive Plan for Scheme I and $0.7 million of compensation expense for Scheme II. In the future, there will be no compensation expense recognized under the 7Road 2012 Share Incentive Plan.

Share-based Compensation Expense Recognition

Share-based compensation expense was recognized in costs and expenses for the three and nine months ended September 30, 2014 and 2015, respectively, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Share-based compensation expense	2014	2015	2014	2015
Cost of revenues	$469	$99	$1,454	$957
Product development expenses (1)	6,052	(1,331)	15,999	9,680
Sales and marketing expenses	937	466	3,751	1,573
General and administrative expenses (1)	7,342	(1,536)	25,402	16,255

	$14,800	$(2,302)	$46,606	$28,465

Share-based compensation expense was recognized for share awards of Sohu (excluding Sohu Video), Sogou, Changyou and Sohu Video as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Share-based compensation expense	2014	2015	2014	2015
For Sohu (excluding Sohu Video) share-based awards	$1,337	$2,294	$5,242	$15,031
For Sogou share-based awards (1) (2)	13,098	(1,230)	36,033	5,706
For Changyou share-based awards (1)	514	(3,465)	1,253	7,529
For Sohu Video share-based awards	(149)	99	4,078	199

	$14,800	$(2,302)	$46,606	$28,465

Note (1):	The negative amount resulted from re-measured compensation expense based on the then-current fair value of the awards on September 30, 2015 as well as a true-up of share-based compensation expense for forfeited share options and restricted share units for Sogou and Changyou share-based awards.
Note (2):	Sogou share-based awards also include compensation expense for Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search-related businesses, and compensation expense equal to the excess of the repurchase price paid to employees over the fair value at the repurchase date of Sogou Class A Ordinary Shares that Sogou repurchased in the second quarter of 2014.

There was no capitalized share-based compensation expense for the three and nine months ended September 30, 2014 and 2015.

4. Fair Value Measurements

Fair Value of Financial Instruments

The Sohu Group’s financial instruments include cash equivalents, restricted time deposits, short-term investments, accounts receivable, prepaid and other current assets, held-for-sale assets, available-for-sale equity securities under long-term investments, accounts payable, accrued liabilities, receipts in advance and deferred revenue, short-term bank loans, other short-term liabilities, held-for-sale liabilities, long-term accounts payable and long-term bank loans.

U.S. GAAP establishes a three-tier hierarchy to prioritize the inputs used in the valuation methodologies in measuring the fair value of financial instruments. This hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three-tier fair value hierarchy is:

Level 1 – observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 – include other inputs that are directly or indirectly observable in the market place.

Level 3 – unobservable inputs which are supported by little or no market activity.

Financial Instruments Measured at Fair Value

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

The following table sets forth the financial instruments, measured at fair value by level within the fair value hierarchy, as of September 30, 2015 (in thousands):

		Fair value measurements at reporting date using
Items	As of September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$590,870	$0	$590,870	$0
Restricted time deposits	381,087	0	381,087	0
Short-term investments	260,431	0	260,431	0
Available-for-sale equity securities	15,939	15,939	0	0

Total	$1,248,327	$15,939	$1,232,388	$0

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

As of September 30, 2015, the total amount of the bank loans was $344.5 million, all of which carried a floating rate of interest based on the London Inter-Bank Offered Rate (“LIBOR”). These loans were secured by RMB deposits in onshore branches of those banks in the total amount of $371.8 million. The deposited amounts are recognized as restricted time deposits. For the three and nine months ended September 30, 2015, interest income from the restricted time deposits securing the loans was $3.0 million and $10.2 million, respectively, and interest expense on the loans was $1.8 million and $5.3 million, respectively. For the three and nine months ended September 30, 2014, interest income from the restricted time deposits securing the loans was $4.1 million and $12.0 million, respectively, and interest expense on the bank loans was $1.7 million and $4.6 million, respectively.

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

As of September 30, 2015, the Sohu Group’s investment in financial instruments was $260.4 million. The investment instruments were issued by commercial banks in China, and have a variable interest rate indexed to performance of underlying assets. Since these investments’ maturity dates are within one year, they are classified as short-term investments. For the three and nine months ended September 30, 2015, the Sohu Group recorded in the consolidated statements of comprehensive income changes in the fair value of short-term investments in the amounts of $3.0 million and $6.8 million, respectively. For the three and nine months ended September 30, 2014, the Sohu Group recorded in the consolidated statements of comprehensive income changes in the fair value of short-term investments in the amount of both $0.4 million.

Available-for-Sale Equity Securities

Available-for-sale equity securities are valued using the market approach based on the quoted prices in active markets at the reporting date. The Group classifies the valuation techniques that use these inputs as Level 1 of fair value measurements. On August 12, 2014, Sohu acquired approximately 6% of the total outstanding common shares of Keyeast Co., Ltd., a Korean-listed company (“Keyeast”), for a purchase price of $15.1 million. The Sohu Group classified this investment as available-for-sale equity securities under long-term investments, and reported it at fair value. As of September 30, 2015, the fair value of the Keyeast available-for-sale equity securities held by Sohu was $15.9 million. An unrealized gain representing the change in fair value of $0.8 million in the aggregate was recorded as an addition to accumulated other comprehensive income in the Sohu Group’s consolidated balance sheets.

Repurchase Options and Put Option for Sogou Series A Preferred Shares

In September 2013, Sogou entered into Repurchase Option Agreements with Sohu.com (Search) Limited (“Sohu Search”) and Photon Group Limited (“Photon”), the investment vehicle of the Sohu Group’s Chairman and Chief Executive Officer Dr. Charles Zhang, and a Repurchase/Put Option Agreement with China Web Search (HK) Limited (“China Web”), with respect to Series A Preferred Shares of Sogou held by them. See Note 12 – Sogou Transactions.

The repurchase options were initially recognized in additional paid-in capital in the Sohu Group’s consolidated balance sheets at fair value when the agreements were signed. Any subsequent changes in the fair values of the repurchase options were not and will not be recognized. The put option was initially recognized in other short-term liabilities in the Sohu Group’s consolidated balance sheets at fair value when the agreement was signed. Subsequent changes in the fair value of the put option were recognized quarterly in other income /(expense) in the Sohu Group’s consolidated statements of comprehensive income. Management determined the fair values of the repurchase options when the agreements were signed, and of the put option before Sogou exercised the repurchase option, using the binominal model, with a discount for lack of marketability, given that the repurchase options and the put option were not publicly traded at the time of grant. Management made the determination using management’s estimates and assumptions. The Sohu Group classifies the valuation techniques that use these inputs as Level 3 of fair value measurements.

As of September 30, 2015, all of the Series A Preferred Shares of Sogou that were subject to the repurchase options and the put option had been repurchased by Sogou, and the balances of the additional paid-in capital recognized with respect to the repurchase options and of the other short-term liabilities recognized with respect to the put option were zero.

Other Financial Instruments

The fair values of other financial instruments are estimated for disclosure purposes where the financial instruments’ carrying values approximate their fair values.

Held-for-Sale Assets and Liabilities

In September 2015, Changyou’s VIE Beijing Guanyou Gamespace Digital Technology Co., Ltd. (“Guanyou Gamespace”) entered into an agreement to sell all of the equity interests of Beijing Doyo Internet Technology Co., Ltd. (“Doyo”), which engages primarily in the online advertising business, to a PRC company owned by the former members of the management of Doyo. The aggregate consideration contemplated by the agreement includes cash consideration of approximately $2.9 million, and forgiveness, effective upon the completion of the sale, of contingent consideration payable to former members of the management of Doyo in the amount of $6.0 million. As of the date of this report, this sale has been completed and Changyou has received most of the cash consideration.

Management treated the fact that the total consideration for the sale of Doyo pursuant to the agreement will be lower than the carrying value of Doyo’s net assets as an indicator that the goodwill associated with Doyo might be impaired. Therefore, in September 2015, management performed a goodwill impairment test and recognized goodwill impairment in the amount of $1.9 million. See Note 5 – Goodwill.

As a consequence of the sale agreement, the assets and liabilities attributable to Doyo were classified as assets and liabilities held for sale and measured at the lower of their carrying amounts and their fair values, less selling costs, in the consolidated balance sheet as of September 30, 2015. Details of the aggregate assets and liabilities as of September 30, 2015 are as follows (in thousands):

As of September 30, 2015
Cash and cash equivalents	$66
Prepaid and other current assets	2,314
Goodwill	5,476
Fixed assets	72
Intangible assets	2,152

Held-for-sale assets	$10,080

Deferred tax liability	(538)
Accrued and other current liability	(600)
Tax payable	(113)

Held-for-sale liabilities	$(1,251)

Long-term Investment

Long-term Investment in SoEasy

In August 2014, Sohu invested $4.8 million in SoEasy Internet Finance Group Limited (“SoEasy”) and in April 2015 Sohu invested an additional $16.3 million in SoEasy. As of September 30, 2015, Sohu’s accumulated investment in SoEasy was $21.1 million and Sohu held approximately 35% of SoEasy’s equity capital. Sohu continued to account for this investment under the equity method, since Sohu can exercise significant influence but does not own a majority of SoEasy’s equity capital or control SoEasy.

Long-term Investment in Zhihu

In September 2015, Sogou paid $12.0 million in cash for approximately 3% of the equity capital of Zhihu Technology Limited (“Zhihu”), a company that mainly engages in the business of operating an online question and answer-based knowledge and information sharing platform. Sogou accounted for the investment in Zhihu using the cost method, since Sogou does not have significant influence over Zhihu.

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

The changes in the carrying value of goodwill by segment are as follows (in thousands):

	Sohu	Sogou	Changyou	Total
Balance as of December 31, 2014
Goodwill	$73,908	$6,309	$297,999	$378,216
Accumulated impairment losses	(35,788)	0	(39,002)	(74,790)

	$38,120	$6,309	$258,997	$303,426
Transactions in 2015
Goodwill associated with the acquisition of 7Road de-recognized upon the sale of the 7Road business (1)	0	0	(109,735)	(109,735)
Goodwill impairment loss related to MoboTap Inc. (“MoboTap”) (2)	0	0	(29,569)	(29,569)
Goodwill associated with the acquisition of Doyo transferred to held-for-sale assets and impaired (3)	0	0	(7,352)	(7,352)
Foreign currency translation adjustment	(613)	(241)	(898)	(1,752)

Balance as of September 30, 2015	$37,507	$6,068	$111,443	$155,018

Balance as of September 30, 2015
Goodwill	$73,295	$6,068	$181,890	$261,253
Accumulated impairment losses	(35,788)	0	(70,447)	(106,235)

	$37,507	$6,068	$111,443	$155,018

Note (1):	The $109.7 million goodwill associated with the acquisition of 7Road was de-recognized due to Changyou’s sale of the 7Road business in the third quarter of 2015.

Note (2):	In the third quarter of 2015, Changyou’s management concluded that MoboTap was unable to provide expected synergies with Changyou’s platform business, and performed a goodwill impairment test for the goodwill generated in the acquisition of MoboTap. As a result, Changyou recorded $29.6 million in goodwill impairment losses.
Note (3):	Of the $7.4 million in goodwill associated with the acquisition of Doyo, $ 5.5 million was transferred to held-for-sale assets and $1.9 million was recognized as a goodwill impairment loss in the third quarter of 2015.

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

The Group did not have any penalties or significant interest associated with tax positions for the three and nine months ended September 30, 2015, nor did the Group have any significant unrecognized uncertain tax positions for the three and nine months ended September 30, 2015.

PRC Corporate Income Tax

The PRC Corporate Income Tax Law (the “CIT Law”) applies an income tax rate of 25% to all enterprises but grants preferential tax treatment to High and New Technology Enterprises (“HNTEs”). Under this preferential tax treatment, HNTEs can enjoy an income tax rate of 15% for three years, but need to re-apply after the end of the three-year period. If at any time during the three-year period the relevant tax bureau questions whether an enterprise continues to qualify as an HNTE, the enterprise can be subject to further tax examination and may not be able to continue to enjoy the preferential tax rate. In addition, the CIT Law and its implementing regulations provide that a “Software Enterprise” can enjoy an income tax exemption for two years beginning with its first profitable year and a 50% reduction to a rate of 12.5% for the subsequent three years. An entity that qualifies as a “Key National Software Enterprise” can enjoy a further reduced preferential income tax rate of 10% for two years, but needs to re-apply after the end of the two-year period.

Entities Qualified as HNTEs

As of September 30, 2015, the following principal entities of the Sohu Group were qualified as HNTEs and were entitled to an income tax rate of 15%.

For Sohu’s Business

•	Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”). Sohu Internet re-applied for HNTE qualification in June 2015. Pending approval of its re-application, Sohu Internet is entitled to continue to enjoy the beneficial tax rate as if it had already qualified as an HNTE for 2015.

•	Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”) and Guangzhou Qianjun Network Technology Co., Ltd (“Guangzhou Qianjun”). Sohu Era, Sohu Media and Guangzhou Qianjun are each qualified as HNTEs for 2015 and 2016, and will need to re-apply for HNTE qualification in 2017.

For Sogou’s Business

•	Beijing Sogou Information Service Co., Ltd. (“Sogou Information”). Sogou Information re-applied for HNTE qualification in July 2015. Pending approval of its re-application, Sogou Information is entitled to continue to enjoy the beneficial tax rate as if it had already qualified as an HNTE for 2015.

•	Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”). Sogou Technology is qualified as an HNTE for 2015 and 2016, and will need to re-apply for HNTE qualification in 2017.

For Changyou’s Business

•	Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”) and Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”). AmazGame and Gamease are each qualified as HNTEs for 2015 and 2016, and will need to re-apply for HNTE qualification in 2017.

Entities Qualified as Software Enterprises

For Sohu’s Business

•	Beijing Sohu New Momentum Information Technology Co., Ltd. (“Sohu New Momentum”). In 2015, Sohu New Momentum is in its second income tax exemption year as a Software Enterprise.

For Changyou’s Business

•	AmazGame. AmazGame will need to re-apply before the end 2015 for designation as a Key National Software Enterprise in order to be entitled for 2015 and 2016 to the preferential income tax rate of 10% to which it was entitled for the initial two-year period of 2013 and 2014.

•	Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”). In 2015, Gamespace is in the second of the three years in which it is entitled to a 50% reduction to a rate of 12.5% as a Software Enterprise.

•	ICE Information Technology (Shanghai) Co., Ltd (“ICE Information”). ICE Information was not subject to income tax, as it incurred losses.

•	Shenzhen 7Road Network Technologies Co., Ltd. (“7Road Technology”). In 2015, 7Road Technology is in the first of the three years in which it is entitled to a 50% reduction to a rate of 12.5% as a Software Enterprise.

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

As of September 30, 2015, Changyou had accrued deferred tax liabilities in the amount of $24.1 million for PRC withholding tax.

PRC Value-Added Tax and Business Tax

Revenues from the brand advertising business, revenues from the search and search-related business, revenues from Changyou’s Web games that were not developed in-house and from licensed mobile games, as well as revenues from mobile-related services which are recorded as others revenue are subject to value-added tax (“VAT”). To record VAT payable, the Group adopted the net presentation method, which presents the difference between the output VAT (at a rate of 6%) and available input VAT amount (at the rate applicable to the supplier). Other online game revenues from the operation of PC games and self-developed mobile games are subject to a 5% PRC business tax (“Business Tax”).

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

Uncertain Tax Positions

The Group is subject to various taxes in different jurisdictions, primarily the US and the PRC. Management reviews regularly the adequacy of the provisions for taxes as they relate to the income and transactions of the Group. In order to assess uncertain tax positions, the Sohu Group applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. During its review in the third quarter of 2015, the Sohu Group’s management determined that certain equity transactions that took place during the quarter may result in additional tax obligations under relevant tax rules. Accordingly, the Group recognized tax payable in the amount of $14.6 million and recognized tax expense in the Group’s consolidated statements of comprehensive income for the quarter ended September 30, 2015.

7. Commitments and Contingencies

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2015 (in thousands):

As of September 30, 2015	Contractual Obligation
Repayment of principal of bank loans	$344,500
Purchase of content and services – video	149,737
Purchase of bandwidth	64,719
Purchase of cinema advertisement slot rights	54,849
Operating lease obligations	31,241
Expenditures for operating rights for licensed games with technological feasibility – PC games	24,984
Purchase of content and services – others	14,192
Interest payment commitment	11,819
Fees for operating rights for licensed games in development – mobile games	3,086
Expenditures for operating rights for licensed games with technological feasibility – mobile games	2,911
Fees for operating rights for licensed games in development – PC games	1,520
Others	8,078

Total	$711,636

Litigation

The Sohu Group is a party to various litigation matters which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Group’s business, results of operations, financial condition and cash flows.

PRC Law and Regulations

The Chinese market in which the Sohu Group operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability to operate an Internet business and to conduct brand advertising, search and search-related, online game, and others services in the PRC. Though the PRC has, since 1978, implemented a wide range of market-oriented economic reforms, continued reforms and progress towards a full market-oriented economy are uncertain. In addition, the telecommunication, information, and media industries remain highly regulated. Restrictions are currently in place and are unclear with respect to which segments of these industries foreign-owned entities, like the Sohu Group, may operate. The Chinese government may issue from time to time new laws or new interpretations of existing laws to regulate areas such as telecommunication, information and media. Certain risks related to PRC law that could affect the Sohu Group’s VIE structure are discussed in Note 9 – VIEs.

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

8. Contingent Consideration

Changyou’s acquisition of Doyo included a contingent consideration arrangement that requires additional consideration to be paid by Changyou based on the achievement of specified performance milestones by Doyo for the fiscal years 2013 through 2015. The fair value of the contingent consideration was recognized on the acquisition date using the income approach /discounted cash flow method with a scenario analysis applied. There were no indemnification assets involved. In March 2015, as Doyo’s performance had exceeded the relevant performance milestone, Changyou re-classified such contingent consideration to other short-term liabilities in the amount of $6.0 million in the consolidated balance sheet. In September 2015, Changyou entered into an agreement to sell all of the equity interests of Doyo. The aggregate consideration under the agreement includes cash consideration of approximately $2.9 million, and forgiveness, effective upon the completion of the sale, of the $6.0 million contingent consideration payable. As of the date of this report, this sale has been completed and Changyou has received most of the cash consideration.

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

Under contractual agreements with the Sohu Group, Dr. Charles Zhang and those other executive officers and employees of the Sohu Group who are shareholders of the consolidated VIEs are required to transfer their ownership in these entities to the Group, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Group at any time as requested by the Group to repay the loans outstanding. All voting rights of the consolidated VIEs are assigned to the Sohu Group, and the Group has the right to designate all directors and senior management personnel of the consolidated VIEs, and also has the obligation to absorb losses of the consolidated VIEs. Dr. Charles Zhang and those other executive officers and employees of the Sohu Group who are shareholders of the consolidated VIEs have pledged their shares in the consolidated VIEs as collateral for the loans. As of September 30, 2015, the aggregate amount of these loans was $12.6 million.

Under its contractual arrangements with the consolidated VIEs, the Sohu Group has the power to direct activities of the VIEs, and can have assets transferred freely out of the VIEs without any restrictions. Therefore, the Group considers that there is no asset of a consolidated VIE that can be used only to settle obligations of the VIEs, except for registered capital and PRC statutory reserves of the VIEs. As of September 30, 2015, the registered capital and PRC statutory reserves of the consolidated VIEs totaled $78.6 million. As all of the consolidated VIEs are incorporated as limited liability companies under the PRC Company Law, creditors of the consolidated VIEs do not have recourse to the general credit of the Sohu Group for any of the liabilities of the consolidated VIEs. Currently there is no contractual arrangement that could require the Sohu Group to provide additional financial support to the consolidated VIEs. As the Sohu Group is conducting certain business in the PRC mainly through the consolidated VIEs, the Group may provide such support on a discretionary basis in the future, which could expose the Group to a loss.

The Sohu Group classified the consolidated VIEs within the Sohu Group as principal VIEs or immaterial VIEs based on certain criteria, such as the VIEs’ total assets or revenues. The following is a summary of the principal VIEs within the Sohu Group:

Basic Information for Principal VIEs

For Sohu’s Business

•	High Century

Beijing Century High Tech Investment Co., Ltd. (“High Century”) was incorporated in 2001. As of September 30, 2015, the registered capital of High Century was $4.6 million and Dr. Charles Zhang and Wei Li held 80% and 20% interests, respectively, in this entity.

•	Sohu Internet

Sohu Internet was incorporated in 2003. As of September 30, 2015, the registered capital of Sohu Internet was $1.6 million and High Century and Heng Da Yi Tong held 75% and 25% interests, respectively, in this entity.

•	Donglin

Beijing Sohu Donglin Advertising Co., Ltd. (“Donglin”) was incorporated in 2010. In the second quarter of 2015, High Century transferred its 50% equity interest in Donglin to Sohu Internet. As of September 30, 2015, the registered capital of Donglin was $1.5 million and Sohu Internet held a 100% interest in this entity.

•	Heng Da Yi Tong

Beijing Heng Da Yi Tong Information Technology Co., Ltd. (“Heng Da Yi Tong”) was incorporated in 2002. As of September 30, 2015, the registered capital of Heng Da Yi Tong was $1.2 million and Dr. Charles Zhang and Wei Li held 80% and 20% interests, respectively, in this entity.

•	Focus Interactive

Beijing Focus Interactive Information Service Co., Ltd. (“Focus Interactive”) was incorporated in July 2014. In the second quarter of 2015, High Century transferred its 100% equity interest in Focus Interactive to Heng Da Yi Tong. As of September 30, 2015, the registered capital of Focus Interactive was $1.6 million and Heng Da Yi Tong held 100% of the equity interests in this entity.

•	Tianjin Jinhu

Tianjin Jinhu Culture Development Co., Ltd. (“Tianjin Jinhu”) was incorporated in 2011. As of September 30, 2015, the registered capital of Tianjin Jinhu was $0.5 million and Ye Deng and Xuemei Zhang each held a 50% interest in this entity.

•	Guangzhou Qianjun

Guangzhou Qianjun was incorporated in October 2014. As of September 30, 2015, the registered capital of Guangzhou Qianjun was $3.3 million and Tianjin Jinhu held a 100% interest in this entity.

For Sogou’s Business

•	Sogou Information

Sogou Information was incorporated in 2005. As of September 30, 2015, the registered capital of Sogou Information was $2.5 million and Xiaochuan Wang, Sogou’s Chief Executive Officer, High Century and Tencent held 10%, 45% and 45% interests, respectively, in this entity.

For Changyou’s Business

•	Gamease

Gamease was incorporated in 2007. In the second quarter of 2015, Changyou completed the transfer of the equity interests in Gamease held by Tao Wang, the former Chief Executive Officer of Changyou, and Dewen Chen, the current Co-Chief Executive Officer of Changyou, to High Century. As of September 30, 2015, the registered capital of Gamease was $1.3 million and High Century held a 100% interest in this entity.

•	Changyou Star

Beijing Changyou Star Digital Technology Co., Ltd. (“Changyou Star”) was incorporated in 2015. As of September 30, 2015, the registered capital of Changyou Star was $0.2 million and Dewen Chen and Jie Liu each held a 50% interest in this entity.

•	Guanyou Gamespace

Beijing Guanyou Gamespace Digital Technology Co., Ltd. (“Guanyou Gamespace”) was incorporated in 2010. In July 2015, Tao Wang and Dewen Chen transferred their equity interests in Guanyou Gamespace to Gamease, and in the same month Gamease transferred its equity interests in Guanyou Gamespace to Changyou Star. As of September 30, 2015, the registered capital of Guanyou Gamespace was $1.5 million and Changyou Star held a 100% interest in this entity.

•	Shanghai ICE

Shanghai ICE Information Technology Co., Ltd. (“Shanghai ICE”) was acquired by Changyou in 2010. As of September 30, 2015, the registered capital of Shanghai ICE was $1.2 million and Runa Pi and Rong Qi each held a 50% interest in this entity.

•	Wuhan Baina Information

Baina (Wuhan) Information Technology Co., Ltd. (“Wuhan Baina Information”) was acquired by Gamease in July 2014. As of September 30, 2015, the registered capital of Wuhan Baina Information was $3.0 million and Gamease and Yongzhi Yang, the chief executive officer of MoboTap, held 60% and 40% interests, respectively, in this entity.

Financial Information

The following financial information of the Sohu Group’s consolidated VIEs is included in the accompanying consolidated financial statements (in thousands):

	As of
	December 31, 2014	September 30, 2015
ASSETS:
Cash and cash equivalents	$39,534	$113,988
Restricted time deposit	294	283
Accounts receivable, net	129,881	159,027
Prepaid and other current assets	23,827	47,981
Held-for-sale assets	0	10,080
Intercompany receivables due from the Company’s subsidiaries	176,902	152,825

Total current assets	370,438	484,184

Fixed assets, net	12,597	8,318
Goodwill	154,774	36,738
Long-term investments, net	7,348	15,854
Intangible assets, net	39,726	21,585
Other non-current assets	71,767	68,337

Total assets	$656,650	$635,016

LIABILITIES:
Accounts payable	$3,495	$33,095
Accrued liabilities	78,051	75,198
Receipts in advance and deferred revenue	53,641	48,028
Held-for-sale liabilities	0	1,251
Other current liabilities	53,564	139,770
Intercompany payables due to the Company’s subsidiaries	259,009	196,052

Total current liabilities	447,760	493,394

Other long-term liabilities	25,262	23,503

Total liabilities	$473,022	$516,897

	Three months ended September 30,		Nine months ended September 30,
	2014	2015	2014	2015
Net revenue	$262,280	$309,866	$767,529	$926,460
Net loss	$(16,862)	$(45,863)	$(105,385)	$(63,402)

For the table below, consolidated VIEs under the Sohu segment and the Sogou segment are classified as Sohu’s VIEs, and consolidated VIEs under the Changyou segment are classified as Changyou’s VIEs.

Cash flows of Sohu’s VIEs	Nine months ended September 30,
	2014	2015
Net cash provided by operating activities	$15,751	$17,450
Net cash used in investing activities	(2,795)	(11,182)
Net cash provided by financing activities	$0	$2,286

Cash flows of Changyou’s VIEs	Nine months ended September 30,
	2014	2015
Net cash provided by /(used in) operating activities	$16,970	$(34,119)
Net cash provided by /(used in) investing activities	(112,013)	17,389
Net cash used in financing activities	$(793)	$0

Summary of Significant Agreements Currently in Effect

Agreements Between Consolidated VIEs and Nominee Shareholders

Loan and share pledge agreement between Sohu Media and the shareholders of High Century: The agreement provides for loans to the shareholders of High Century for them to make contributions to the registered capital of High Century in exchange for the equity interests in High Century, and the shareholders pledge those equity interests to Sohu Media as security for the loans. The agreement includes powers of attorney that give Sohu Media the power to appoint nominees to act on behalf of the shareholders of High Century in connection with all actions to be taken by High Century. Pursuant to the agreement, the shareholders executed in blank transfers of their equity interests in High Century, which transfers are held by the Sohu Group’s legal department and may be completed and effected at Sohu Media’s election.

Loan and share pledge agreement between Focus HK and the shareholders of Heng Da Yi Tong: The agreement provides for loans to the shareholders of Heng Da Yi Tong for them to make contributions to the registered capital of Heng Da Yi Tong in exchange for the equity interests in Heng Da Yi Tong, and the shareholders pledge those equity interests to Focus HK as security for the loans. The agreement includes powers of attorney that give Focus HK the power to appoint nominees to act on behalf of the shareholders of Heng Da Yi Tong in connection with all actions to be taken by Heng Da Yi Tong. Pursuant to the agreement, the shareholders executed in blank transfers of their equity interests in Heng Da Yi Tong, which transfers are held by the Sohu Group’s legal department and may be completed and effected at Focus HK’s election.

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

VIEs Not Consolidated within the Sohu Group

As of September 30, 2015, the Group had two VIEs which were not consolidated within the Sohu Group. Since the Sohu Group neither has the power to direct these VIEs’ activities that will significantly impact their economic performance nor has the obligation to absorb losses of, or the right to receive benefits from, these VIEs that could potentially be significant to these VIEs, the Group is not the primary beneficiary and, accordingly, the Group recognizes the investments under the equity method or the cost method according to the share percentage the Group holds. In assessing the maximum exposure to a loss on the investments compared to the cost of its investment, the Sohu Group determined that it did not have further obligations exceeding the cost of the investments and that there were no terms of the investment arrangements that could require the Sohu Group to provide further financial support to the VIEs.

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

Treasury Stock

Treasury stock consists of shares repurchased by Sohu.com Inc. that are no longer outstanding and are held by Sohu.com Inc. Treasury stock is accounted for under the cost method. For the three and nine months ended September 30, 2015 and 2014, the Company did not repurchase any shares of its common stock.

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

For the three and nine months ended September 30, 2015, there was no share-based compensation expense recognized for awards under the Sohu 2000 Stock Incentive Plan, as these awards were fully vested in 2014. For the three and nine months ended September 30, 2014, total share-based compensation expense recognized for awards under the Sohu 2000 Stock Incentive Plan was nil and $1.4 million, respectively.

i) Summary of share option activity

A summary of share option activity under the Sohu 2000 Stock Incentive Plan as of and for the nine months ended September 30, 2015 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at January 1, 2015	110	$19.20	0.41	$3,737
Exercised	(110)	19.20
Forfeited or expired	0

Outstanding at September 30, 2015	0	0	0	0

Vested at September 30, 2015	0	0	0	0

Exercisable at September 30, 2015	0	0	0	0

Note (1):	The aggregate intrinsic value in the preceding table represents the difference between Sohu’s closing stock price of $41.3 on September 30, 2015 and the exercise price of share options. The total intrinsic value of share options exercised for the nine months ended September 30, 2015 was $4.5 million.

No options have been granted under Sohu’s 2000 Stock Incentive Plan since 2006. For the three and nine months ended September 30, 2014 and 2015, no compensation expense was recognized for share options because the requisite service periods for all outstanding share options had been completed by the end of 2009.

For the three and nine months ended September 30, 2015, total cash received from the exercise of share options amounted to $0.1 million and $2.1 million, respectively. For the three and nine months ended September 30, 2014, total cash received from the exercise of share options amounted to $0.1 million and $0.5 million, respectively.

ii) Summary of restricted share unit activity

For the three and nine months ended September 30, 2014, total share-based compensation expense recognized for restricted share units was nil and $1.4 million, respectively. The total fair value on their respective vesting dates of restricted share units that vested during the three and nine months ended September 30, 2014 was nil and $9.3 million, respectively. In 2015, there was no share-based compensation expense recognized for the restricted shares units under the Sohu 2000 Stock Incentive Plan, as these awards were fully vested in the first quarter of 2014.

Sohu’s 2010 Stock Incentive Plan

On July 2, 2010, the Company’s shareholders adopted the Sohu 2010 Stock Incentive Plan, which provides for the issuance of up to 1,500,000 shares of common stock, including shares issued pursuant to the vesting and settlement of restricted share units and pursuant to the exercise of share options. The maximum term of any stock right granted under the Sohu 2010 Stock Incentive Plan is ten years from the grant date. The Sohu 2010 Stock Incentive Plan will expire on July 1, 2020. As of September 30, 2015, 254,794 shares were available for grant under the Sohu 2010 Stock Incentive Plan.

i) Summary of share option activity

On February 7, 2015, the Company’s Board of Directors approved contractual grants of options for the purchase of an aggregate of 1,068,000 shares of common stock to the Company’s management and key employees with nominal exercise prices of $0.001. These awards are expected to vest and become exercisable in four equal installments over a period of four years, with each installment vesting upon satisfaction of a service period requirement and certain subjective performance targets. Because the grant date had not been established as of September 30, 2015, compensation expense was accrued beginning on the service inception date and will be re-measured based on the then-current fair value of the awards on each subsequent reporting date until the grant date is established. To determine the fair value of these share options, the public market price of the underlying shares at each reporting date was used and a binomial valuation model was applied.

For the three and nine months ended September 30, 2015, total share-based compensation expense recognized for these share options was $1.7 million and $ 13.3 million, respectively.

ii) Summary of restricted share unit activity

A summary of restricted share unit activity under the Sohu 2010 Stock Incentive Plan as of and for the nine months ended September 30, 2015 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2015	67	$78.16
Granted	17	53.71
Vested	(11)	58.04
Forfeited	(15)	83.80

Unvested at September 30, 2015	58	73.57

Expected to vest thereafter	44	72.81

For the three and nine months ended September 30, 2015, total share-based compensation expense recognized for restricted share units was $0.6 million and $1.8 million, respectively. For the three and nine months ended September 30, 2014, total share-based compensation expense recognized for restricted share units was $1.3 million and $3.8 million, respectively.

As of September 30, 2015, there was $1.7 million of unrecognized compensation expense related to unvested restricted share units. The expense is expected to be recognized over a weighted average period of 0.91 years. The total fair value on their respective vesting dates of restricted share units that vested during the three and nine months ended September 30, 2015 was $0.3 million and $0.7 million, respectively. The total fair value on their respective vesting dates of restricted share units that vested during both the three months and the nine months ended September 30, 2014 was $0.2 million.

2) Sogou Inc. Share-based Awards

Sogou 2010 Share Incentive Plan

Sogou adopted a share incentive plan on October 20, 2010. The number of Sogou ordinary shares issuable under the plan was 41,500,000 after an amendment that was effective August 22, 2014 (as amended, the “Sogou 2010 Share Incentive Plan”). Awards of share rights may be granted under the Sogou 2010 Share Incentive Plan to management and employees of Sogou and of any present or future parents or subsidiaries or variable interest entities of Sogou. The maximum term of any share right granted under the Sogou 2010 Share Incentive Plan is ten years from the grant date. The Sogou 2010 Share Incentive Plan will expire on October 19, 2020. As of September 30, 2015, Sogou had granted options for the purchase of 33,309,513 ordinary shares under the 2010 Sogou Share Incentive Plan.

Of the granted options for the purchase of 33,309,513 shares, options for the purchase of 24,869,513 shares will become vested and exercisable in four equal installments, with each installment vesting upon a service period requirement for management and key employees being met, as well as Sogou’s achievement of performance targets for the corresponding period. The performance target for each installment will be set at the beginning of each vesting period. Accordingly, for purposes of recognition of share-based compensation expense, each installment is considered to be granted as of that date. As of September 30, 2015, performance targets had been set for options for the purchase of 23,135,637 shares, subject to vesting upon service period requirements for management and key employees being met and Sogou’s achievement of performance targets and, accordingly, such options were considered granted for purposes of recognition of share-based compensation expense. As of September 30, 2015, options for the purchase of 21,274,249 shares had become vested and exercisable because both the service period and the performance requirements had been met, and of such vested options, options for the purchase of 18,984,555 shares had been exercised.

Of the granted share options, options for the purchase of 8,440,000 shares will become vested and exercisable in four or five equal installments, with (i) the first installment vesting upon Sogou’s completion of an IPO of its ordinary shares (“Sogou’s IPO”) and the expiration of all underwriters’ lockup periods applicable to Sogou’s IPO, and (ii) each of the three or four subsequent installments vesting on the first, second, third and, if applicable, fourth anniversary dates, respectively, of the closing of Sogou’s IPO. The completion of an IPO is considered to be a performance condition of the awards. An IPO is not considered to be probable until it is completed. Under ASC 718, compensation cost should be accrued if it is probable that the performance condition will be achieved and should not be accrued if it is not probable that the performance condition will be achieved. As a result, no compensation expense will be recognized related to these options until the completion of an IPO, and hence no share-based compensation expense was recognized for the three and nine months ended September 30, 2015 for the options for the purchase of 8,440,000 shares that are subject to vesting upon completion of Sogou’s IPO.

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

A summary of share option activity under the Sogou 2010 Stock Incentive Plan as of and for the nine months ended September 30, 2015 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2015	19,117	$0.236
Granted	1,509	0.001
Exercised	(3,692)	0.001
Forfeited or expired	(4,343)	0.001

Outstanding at September 30, 2015	12,591	0.358	7.32

Vested at September 30, 2015 and expected to vest thereafter	3,827

Exercisable at September 30, 2015	2,290

For the three and nine months ended September 30, 2015, total share-based compensation expense recognized for share options under the Sogou 2010 Share Incentive Plan was negative $0.4 million and $3.5 million, respectively. For the three and nine months ended September 30, 2014, total share-based compensation expense recognized for share options under the Sogou 2010 Share Incentive Plan was $9.8 million and $10.7 million, respectively. The negative $0.4 million resulted from Sogou’s true-up of share-based compensation expense for share options forfeited during the third quarter of 2015.

As of September 30, 2015, there was $4.5 million of unrecognized compensation expense related to the unvested share options. The expense is expected to be recognized over a weighted average period of 0.33 years.

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

The fair value of the options granted to Sogou management and key employees was estimated on the date of grant using the Binomial option – pricing model (the “BP Model”) with the following assumptions used:

Granted to Employees	2015
Average risk-free interest rate	2.48%~2.77%
Exercise multiple	2~3
Expected forfeiture rate (post-vesting)	1%~12%
Weighted average expected option life	8
Volatility rate	47%~51%
Dividend yield	0%
Fair value	3.58

Sogou estimated the risk-free rate based on the market yields of U.S. Treasury securities with an estimated country-risk differential as of the valuation date. An exercise multiple was estimated as the ratio of the fair value of the shares over the exercise price as of the time the option is exercised, based on consideration of research studies regarding exercise patterns based on historical statistical data. In Sogou’s valuation analysis, a multiple of two was applied for employees and a multiple of three was applied for management. Sogou estimated the forfeiture rate to be 1% for Sogou management’s share options granted as of September 30, 2015 and 12% for Sogou employees’ share options granted as of September 30, 2015. The life of the share options is the contract life of the option. Based on the option agreement, the contract life of the option is 10 years. The expected volatility at the valuation date was estimated based on the historical volatility of comparable companies for the period before the grant date with length commensurate with the expected term of the options. Sogou has no history or expectation of paying dividends on its ordinary shares. Accordingly, the dividend yield is estimated to be 0%.

Sohu Management Sogou Share Option Arrangement

Under an arrangement providing for Sogou share-based awards to be available for grants to members of Sohu’s Board of Directors, management and other key employees (“Sohu Management Sogou Share Option Arrangement”), which was approved by the boards of directors of Sohu and Sogou in March 2011, Sohu has the right to provide to members of Sohu’ Board of Directors, management and other key employees the opportunity to purchase from Sohu up to 12,000,000 ordinary shares of Sogou at a fixed exercise price of $0.625 or $0.001 per share. Of these 12,000,000 ordinary shares, 8,800,000 are Sogou ordinary shares previously held by Sohu and 3,200,000 are Sogou ordinary shares that were newly-issued on April 14, 2011 by Sogou to Sohu at a price of $0.625 per share, or a total of $2.0 million. As of September 30, 2015, Sohu had granted options for the purchase of 10,724,500 Sogou ordinary shares to members of Sohu’ Board of Directors, management and other key employees under the Sohu Management Sogou Share Option Arrangement.

Of the granted options for the purchase of 10,724,500 shares, options for the purchase of 8,309,500 shares will become vested and exercisable in four equal installments, with each installment vesting upon a service period requirement for Sohu’s management and key employees being met, as well as Sogou’s achievement of performance targets for the corresponding period. Options for the purchase of 15,000 shares granted to members of Sohu’ Board of Directors will become vested and exercisable upon a service period requirement being met. The performance target for each installment will be set at the beginning of each vesting period. Accordingly, for purposes of recognition of share-based compensation expense, each installment is considered to be granted as of that date. As of September 30, 2015, performance targets had been set for options for the purchase of 8,154,500 shares vesting upon service period requirements for Sohu’s management and key employees being met and Sogou’s achievement of performance targets and, accordingly, such share options were considered granted. As of September 30, 2015, options for the purchase of 8,064,740 shares had become vested and exercisable because both the service period and the performance requirements had been met, and vested options for the purchase of 6,979,700 shares had been exercised.

The remaining options for the purchase of 2,400,000 shares will become vested and exercisable in five equal installments, with (i) the first installment vesting upon Sogou’s IPO and the expiration of all underwriters’ lockup periods applicable to the IPO, and (ii) each of the four subsequent installments vesting on the first, second, third and fourth anniversary dates, respectively, of the closing of Sogou’s IPO. All installments of the options for the purchase of 2,400,000 shares that are subject to vesting upon the completion of Sogou’s IPO were considered granted upon the issuance of the options. The completion of a firm commitment IPO is considered to be a performance condition of the awards. An IPO event is not considered to be probable until it is completed. Under ASC 718, compensation cost should be accrued if it is probable that the performance condition will be achieved and should not be accrued if it is not probable that the performance condition will be achieved. As a result, no compensation expense will be recognized related to these options until the completion of an IPO, and hence no share-based compensation expense was recognized for the three and nine months ended September 30, 2015 for these options for the purchase of 2,400,000 shares.

A summary of share option activity as of and for the nine months ended September 30, 2015 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2015	4,165	$0.625
Granted	15	0.001
Exercised	(584)	0.625
Forfeited or expired	(6)	0.625

Outstanding at September 30, 2015	3,590	0.622	6.90

Vested at September 30, 2015 and expected to vest thereafter	1,085

Exercisable at September 30, 2015	1,085

For the three months and the nine months ended September 30, 2015, total share-based compensation expense recognized for share options under the Sohu Management Sogou Share Option Arrangement was nil and $0.7 million, respectively. For the three months and the nine months ended September 30, 2014, total share-based compensation expense recognized for share options under the Sohu Management Sogou Share Option Arrangement was $2.3 million and $3.6 million, respectively.

As of September 30, 2015, there was no unrecognized compensation expense related to unvested Sogou share options.

The method used to determine the fair value of share options granted to members of Sohu’s Board of Directors and to Sohu’s executive officers and other employees was the same as the method used for the share options granted to Sogou’s management and key employees as described above, except for the assumptions used in the BP Model as presented below:

Granted to Employees	2015
Average risk-free interest rate	3.01%
Exercise multiple	3
Expected forfeiture rate (post-vesting)	0%
Weighted average expected option life	10
Volatility rate	53%
Dividend yield	0%
Fair value	7.03

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

As of September 30, 2015, options for the purchase of 11,660,200 shares granted under the Sogou 2010 Share Incentive Plan and options for the purchase of 40,800 shares granted under the Sohu Management Sogou Share Option Arrangement, or options for the purchase of a total of 11,701,000 shares, had been exercised early but had not been distributed to the beneficiaries of the trusts. All of the early-exercised shares that were distributed to those beneficiaries by the trusts in accordance with the vesting requirements under the original option agreements have been included in the disclosures under the headings “Sogou 2010 Share Incentive Plan” and “Share-based Awards to Sohu Management” above.

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

As of September 30, 2015, unvested Tencent restricted share unit awards held by these employees provided for the issuance of up to 169,550 ordinary shares of Tencent, taking into consideration a five-for-one split of Tencent’s shares that became effective in May 2014. Share-based compensation expense of negative $0.9 million and $1.5 million related to these Tencent restricted share units was recognized in the Group’s consolidated statements of comprehensive income for the three and nine months ended September 30, 2015. The negative $0.9 million resulted from Sogou’s true-up of share-based compensation expense for forfeited restricted share units and re-measurement of share-based compensation expense based on the then-current fair value of the awards on September 30, 2015. As of September 30, 2015, there was $1.0 million of unrecognized compensation expense related to these unvested restricted share units. This amount is expected to be recognized over a weighted average period of 2.21 years.

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

Through September 30, 2015, Changyou had granted under the Changyou 2008 Share Incentive Plan 15,000,000 ordinary shares to its former chief executive officer Tao Wang, through Prominence Investments Ltd., which is an entity that may be deemed under applicable rules of the Securities and Exchange Commission to be beneficially owned by Tao Wang. As of September 30, 2015, Changyou had also granted under the Changyou 2008 Share Incentive Plan restricted share units, settleable upon vesting by the issuance of an aggregate of 4,614,098 ordinary shares, to certain members of its management other than Tao Wang, and certain other Changyou employees.

For both the three and the nine months ended September 30, 2015, total share-based compensation expense recognized for awards under the Changyou 2008 Share Incentive Plan was negative $0.3 million. The negative amount resulted from Changyou’s reversal of share-based compensation expense for restricted share units that were cancelled due to termination of employment prior to vesting. For the three and nine months ended September 30, 2014, total share-based compensation expense recognized for awards under the Changyou 2008 Share Incentive Plan was $0.5 million and $1.2 million, respectively.

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

ii) Share-based Awards granted after Changyou’s IPO

Through September 30, 2015, in addition to the share-based awards granted before Changyou’s IPO, Changyou had granted restricted share units, settleable upon vesting with the issuance of an aggregate of 1,581,226 ordinary shares, to certain members of its management other than Tao Wang and to certain of its other employees. These restricted share units are subject to vesting over a four-year period commencing on their grant dates. Share-based compensation expense for such restricted share units is recognized on an accelerated basis over the requisite service period. The fair value of restricted share units was determined based on the market price of Changyou’s ADSs on the grant date.

A summary of activity for these restricted share units as of and for the nine months ended September 30, 2015 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2015	220	$14.09
Granted	0
Vested	(47)	14.92
Forfeited	(105)	14.02

Unvested at September 30, 2015	68	13.64

Expected to vest thereafter	65	13.67

For both the three and the nine months ended September 30, 2015, total share-based compensation expense recognized for the restricted share units described above was negative $0.3 million. The negative amount resulted from Changyou’s reversal of share-based compensation expense for restricted share units that were cancelled due to termination of employment prior to vesting. For the three and nine months ended September 30, 2014, total share-based compensation expense recognized for the restricted share units described above was $0.5 million and $1.2 million, respectively.

As of September 30, 2015, there was $0.1 million of unrecognized compensation expense related to the unvested restricted share units. The expense is expected to be recognized over a weighted average period of 0.88 years. The total fair value of these restricted share units vested during the three and nine months ended September 30, 2015 was nil and $0.7 million, respectively. The total fair value of these restricted share units vested during the three and nine months ended September 30, 2014 was nil and $0.44 million, respectively.

Changyou 2014 Share Incentive Plan

On June 27, 2014, Changyou reserved 2,000,000 of its Class A ordinary shares under the Changyou.com Limited 2014 Share Incentive Plan (the “Changyou 2014 Share Incentive Plan”) for the purpose of making share incentive awards to certain members of its management and key employees. On November 2, 2014, the number of Class A ordinary shares reserved under the Changyou 2014 Share Incentive Plan increased from 2,000,000 to 6,000,000. As of September 30, 2015, 2,404,000 shares were available for grant under the Changyou 2014 Share Incentive Plan.

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

These options provide for vesting in four equal installments over a period of four years, with each installment vesting upon satisfaction of a service period requirement and the achievement of certain subjective performance targets. The grant date had not been established as of September 30, 2015, because a mutual understanding had not been reached between Changyou and the recipients clarifying the subjective performance requirements. Compensation expense for these options is accrued commencing on the service inception date and is re-measured based on the then-current fair value of the options on each subsequent reporting date until the grant date is established. To determine the fair value of these share options, the public market price of the underlying shares at each reporting date was used and a binomial valuation model was applied.

For the three and nine months ended September 30, 2015, share-based compensation expense recognized for these share options under the Changyou 2014 Share Incentive Plan was negative $3.2 million and $7.7 million, respectively. The negative amount resulted from Changyou’s reversal of share-based compensation expense for restricted share units that were cancelled during the third quarter of 2015 due to termination of employment prior to vesting.

ii) Summary of restricted share unit activity

As of September 30, 2015, Changyou had contractually granted under the 2014 Share Incentive Plan an aggregate of 16,000 Class A restricted share units to an employee. These Class A restricted share units are subject to vesting over a four-year period commencing on their grant dates. The fair values as of the grant dates of the restricted share units were determined based on market price of Changyou’s ADSs on the grant dates.

A summary of activity for these restricted share units as of and for the nine months ended September 30, 2015 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2015	16	$12.64
Granted	0
Vested	0
Forfeited	(16)	12.64

Unvested at September 30, 2015	0

Expected to vest thereafter	0

For both the three and nine months ended September 30, 2015, share-based compensation expense recognized for these restricted share units under the Changyou 2014 Share Incentive Plan was nil and negative $17,000, respectively, due to termination of employment during the second quarter of 2015, prior to vesting. As of September 30, 2015, there was no unrecognized compensation expense for these restricted share units, as all of them had been forfeited.

4) Sohu Video Share-based Awards

On January 4, 2012, Sohu Video adopted the Video 2011 Share Incentive Plan, under which 25,000,000 ordinary shares of Sohu Video are reserved for the purpose of making share incentive awards to management and key employees of Sohu Video and to Sohu management. The maximum term of any share incentive award granted under the Video 2011 Share Incentive Plan is ten years from the grant date. The Video 2011 Share Incentive Plan will expire on January 3, 2021. As of September 30, 2015, grants of options for the purchase of 16,368,200 ordinary shares of Sohu Video had been contractually made under the Video 2011 Share Incentive Plan, and options for the purchase of 4,972,800 ordinary shares were vested.

For the three months and the nine months ended September 30, 2015, total share-based compensation expense recognized for vested options under the Video 2011 Share Incentive Plan was $99,000 and $199,000, respectively. For the three months and the nine months ended September 30, 2014, total share-based compensation expense recognized for vested options under the Video 2011 Share Incentive Plan was negative $0.1 million and $4.1 million, respectively.

The fair value of the options contractually granted to management and key employees of Sohu Video and to Sohu management was estimated on the reporting date using the BP Model, with the following assumptions used:

Assumptions Adopted	2015
Average risk-free interest rate	2.24%
Exercise multiple	2.8
Expected forfeiture rate (post-vesting)	10%
Weighted average expected option life	6.3
Volatility rate	58%
Dividend yield	0
Fair value	0.85

5) 7Road Share-based Awards

See Note 3 – Share-Based Compensation Expense.

11. Changyou Share Repurchase Program

On July 27, 2013, Changyou’s Board of Directors authorized a share repurchase program of up to $100 million of the outstanding ADSs of Changyou over a two-year period from July 27, 2013 to July 26, 2015. In the third quarter of 2015, Changyou repurchased 557,600 ADSs, representing 1,115,200 ordinary shares, at an aggregate cost of approximately $13.2 million. As of the July 26, 2015 expiration date of the share repurchase program, Changyou had repurchased under the program an aggregate of 1,364,846 Changyou ADSs, representing 2,729,692 ordinary shares, at an aggregate cost of approximately $35 million.

12. Business Transactions

Changyou-Related Transactions

On August 17, 2015, (i) Changyou’s VIE Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”), a PRC company that is a VIE of Changyou, completed the sale to Shanghai Yong Chong Investment Center LP, a PRC limited partnership, of all of the equity interests in Shenzhen 7Road Technology Co., Ltd., a PRC company primarily engaged in the Web game business, and (ii) Changyou.com (HK) Limited, a Hong Kong company that is a wholly-owned subsidiary of Changyou, completed the sale to Supermax Holdings Group Limited, a British Virgin Islands company, of all of the equity capital of Changyou My Sdn. Bhd, a Malaysia company, and Changyou.com (UK) Company Limited, a United Kingdom company, which are engaged in the online game business in Malaysia and the United Kingdom, respectively. The aggregate consideration for these transactions was $205.0 million in cash. As of September 30, 2015, all the consideration had been paid to Changyou. In connection with these transactions, a disposal gain of $55.1 million was recognized in the Group’s consolidated statements of comprehensive income for the third quarter of 2015.

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

In March 2014, Sogou purchased from China Web, pursuant to the Repurchase/Put Option Agreement entered into in September 2013, 14.4 million Series A Preferred Shares of Sogou, for an aggregate purchase price of $47.3 million.

In June 2014, Sogou repurchased approximately 4.2 million of its Class A Ordinary Shares from noncontrolling shareholders, a majority of whom were employees of the Group, for an aggregate purchase price of $41.6 million.

In September 2015, Sogou purchased from Sohu Search and Photon, pursuant to the Repurchase Option Agreements entered into in September 2013, 24.0 million and 6.4 million Series A Preferred Shares of Sogou, for an aggregate purchase price of $78.8 million and $21.0 million, respectively. After these repurchases, the Sohu Group holds approximately 36% of the outstanding equity capital of Sogou, assuming that all share options under the Sogou 2010 Share Incentive Plan and all share options under the Sohu Management Sogou Share Option Arrangement are granted and exercised and that all of the 4.2 million Class A Ordinary Shares Sogou repurchased in June 2014 were issued to shareholders other than Sohu.

Pursuant to the Shareholders Agreement, the Sohu Group holds approximately 52% of the total voting power and control the election of the Board of Directors of Sogou, assuming that Tencent’s non-voting Class B Ordinary Shares are converted to voting shares, and that all share options under the Sogou 2010 Share Incentive Plan and all share options under the Sohu Management Sogou Share Option Arrangement are granted and exercised. As Sohu.com Inc. is the controlling shareholder of Sogou, Sohu.com Inc. consolidates Sogou in the Group’s consolidated financial statements, and recognizes noncontrolling interest reflecting economic interests in Sogou held by shareholders other than Sohu.com Inc.

Sohu’s Shareholding in Sogou

As of September 30, 2015, Sogou had outstanding a combined total of 330,736,138 ordinary shares and preferred shares held as follows:

(i)	Sohu: 132,233,550 Class A Ordinary Shares, of which 5,033,550 shares are subject to purchase from Sohu under options held by Sohu management and key employees;

(ii)	Photon: 32,000,000 Series A Preferred Shares;

(iii)	Tencent: 6,757,875 Class A Ordinary Shares, 65,431,579 Series B Preferred Shares and 79,368,421 non-voting Class B Ordinary Shares; and

(iv)	Various employees of Sogou and Sohu: 14,944,713 Class A Ordinary Shares.

Because no ordinary shares will be issued with respect to share options granted by Sogou until they are vested and exercised, share options granted by Sogou that have not vested and vested share options that have not yet been exercised are not included as outstanding shares of Sogou and have no impact on the Sohu Group’s basic net income per share. Unvested share options with performance targets achieved and vested share options that have not yet been exercised do, however, have a dilutive impact on the Sohu Group’s dilutive net income per share. See Note 14 – Net Income/(Loss) per Share.

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

Noncontrolling Interest in the Consolidated Balance Sheets

As of December 31, 2014 and September 30, 2015, noncontrolling interest in the consolidated balance sheets was $487.2 million and $450.0 million, respectively.

	As of
	December 31, 2014 (in thousands)	September 30, 2015 (in thousands)
Sogou	$145,538	$96,561
Changyou	341,707	353,435

Total	$487,245	$449,996

Noncontrolling Interest of Sogou

As of December 31, 2014 and September 30, 2015, noncontrolling interest of Sogou of $145.5 million and $96.6 million, respectively, was recognized in the Sohu Group’s consolidated balance sheets, representing Sogou’s cumulative results of operations attributable to shareholders other than Sohu.com Inc.; Sogou’s share-based compensation expense; the investments of shareholders other than Sohu.com Inc. in Preferred Shares and Ordinary Shares of Sogou; the repurchase of Sogou Series A Preferred Shares from noncontrolling shareholders in March 2014 and September 2015; and Sogou’s repurchase of Class A Ordinary Shares from noncontrolling shareholders in June 2014.

Noncontrolling Interest of Changyou

As of December 31, 2014 and September 30, 2015, noncontrolling interest of Changyou of $341.7 million and $353.4 million, respectively, was recognized in the Sohu Group’s consolidated balance sheets, representing a 32% and 31% economic interest, respectively, in Changyou’s net assets held by shareholders other than Sohu.com Inc. and reflecting the reclassification of Changyou’s share-based compensation expense from shareholders’ additional paid-in capital to noncontrolling interest.

Noncontrolling Interest in the Consolidated Statements of Comprehensive Income

For the three and nine months ended September 30, 2014, net loss attributable to the noncontrolling interest in the consolidated statements of comprehensive income was $4.8 million and $19.1 million, respectively. For the three and nine months ended September 30, 2015, net income attributable to the noncontrolling interest in the consolidated statements of comprehensive income was $42.1 million and $107.3 million, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Sogou	$(3,977)	$35,930	$(12,712)	$74,212
Changyou	(783)	6,212	(7,191)	33,133
Others	0	0	765	0

Total	$(4,760)	$42,142	$(19,138)	$107,345

Noncontrolling Interest of Sogou

For the three months ended September 30, 2014 and 2015, a $4.0 million net loss and $35.9 million net income attributable to the noncontrolling interest of Sogou, respectively, was recognized in the Sohu Group’s consolidated statements of comprehensive income /(loss), representing Sogou’s net income /(loss) attributable to shareholders other than Sohu.com Inc.

Noncontrolling Interest of Changyou

For the three months ended September 30, 2014 and 2015, a $0.8 million net loss and $6.2 million net income, respectively, attributable to the noncontrolling interest of Changyou, representing a 32% and 31% economic interest, respectively, in Changyou attributable to shareholders other than Sohu.com Inc., was recognized in the Sohu Group’s consolidated statements of comprehensive income.

14. Net Income /(Loss) per Share

Basic net income /(loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income /(loss) per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise or settlement of share-based awards using the treasury stock method. The dilutive effect of share-based awards with performance requirements is not considered before the performance targets are actually met. The computation of diluted net income /(loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect (i.e. an increase in earnings per share amounts or a decrease in loss per share amounts) on net income /(loss) per share. For the three months ended September 30, 2015, 32,000 common shares potentially issuable upon the exercise or settlement of share-based awards using the treasury stock method were dilutive and included in the denominator for calculation of diluted net income per share. For the nine months ended September 30, 2015, 64,000 common shares potentially issuable upon the exercise or settlement of share-based awards using the treasury stock method were anti-dilutive and excluded from the denominator for calculation of diluted net loss per share.

Additionally, for purposes of calculating the numerator of diluted net income /(loss) per share, the net income /(loss) attributable to Sohu.com Inc. is adjusted as follows. The adjustment will not be made if there is an anti-dilutive effect.

(1)	Sogou’s net income /(loss) attributable to Sohu.com Inc. is determined using the percentage that the weighted average number of Sogou shares held by Sohu.com Inc. represents of the weighted average number of Sogou Preferred Shares and Ordinary Shares, shares issuable upon the conversion of convertible preferred shares under the if-converted method, and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, and is not determined by allocating Sogou’s net income /(loss) to Sohu.com Inc. using the methodology for the calculation of net income /(loss) attributable to the Sogou noncontrolling shareholders discussed in Note 13 – Noncontrolling Interest.

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

For the three and nine months ended September 30, 2015, all of these Sogou shares and share options had an anti-dilutive effect, and therefore were excluded from the calculation of Sohu.com Inc.’s diluted net income /(loss) per share, and “incremental dilution from Sogou” in the table below was zero.

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

For the three and nine months ended September 30, 2015, all of these Changyou restricted share units had a dilutive effect, and therefore were included in the calculation of Sohu.com Inc.’s diluted net income /(loss) per share. This impact is presented as “incremental dilution from Changyou” in the table below.

In March 2014, Sogou purchased from China Web 14.4 million Series A Preferred Shares of Sogou for an aggregate purchase price of $47.3 million. In September 2015, Sogou purchased from Photon 6.4 million Series A Preferred Shares of Sogou for an aggregate purchase price of $21.0 million. These transactions gave rise to deemed dividends of $27.7 million and $11.9 million, respectively, which were deemed to have been contributed by Sohu.com Inc., as a holder of ordinary shares of Sogou, representing a portion of the differences between the prices Sogou paid to China Web and Photon for the Series A Preferred Shares and the carrying amounts of these Series A Preferred Shares in the Group’s consolidated financial statements.

The following table presents the calculation of the Sohu Group’s basic and diluted net loss per share (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Numerator:
Net income /(loss) attributable to Sohu.com Inc., basic (after subtracting the deemed dividend to noncontrolling Sogou Series A Preferred shareholders)	$(27,138)	$39,121	$(147,082)	$(19,198)

Effect of dilutive securities:
Incremental dilution from Sogou	(1,259)	0	(3,429)	0
Incremental dilution from Changyou	(5)	(324)	0	(884)

Net income /(loss) attributable to Sohu.com Inc., diluted	$(28,402)	$38,797	$(150,511)	$(20,082)

Denominator:
Weighted average basic common shares outstanding	38,485	38,633	38,457	38,582
Effect of dilutive securities:
Share options and restricted share units	0	32	0	0

Weighted average diluted common shares outstanding	38,485	38,665	38,457	38,582

Basic net income /(loss) per share attributable to Sohu.com Inc.	$(0.71)	$1.01	$(3.82)	$(0.50)

Diluted net income /(loss) per share attributable to Sohu.com Inc.	$(0.74)	$1.00	$(3.91)	$(0.52)

15. Recently Issued Accounting Pronouncements

In February 2015, the FASB issued Consolidation (Topic 810) – Amendments to the Consolidation Analysis. The amendments in Topic 810 respond to stakeholders’ concerns about the current accounting for consolidation of variable interest entities, by changing aspects of the analysis that a reporting entity must perform to determine whether it should consolidate such entities. Under the amendments, all reporting entities are within the scope of Subtopic 810-10, Consolidation – Overall, including limited partnerships and similar legal entities, unless a scope exception applies. The amendments are intended to be an improvement to current U.S. GAAP, as they simplify the codification of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R), with changes including reducing the number of consolidation models through the elimination of the indefinite deferral of Statement 167 and placing more emphasis on risk of loss when determining a controlling financial interest. The amendments are effective for publicly-traded companies for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. Earlier adoption is permitted. The Group is currently evaluating the impact on its consolidated financial statements of adopting this guidance.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for acquirers in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date. This update is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The implementation of this update is not expected to have any material impact on the Group’s condensed consolidated financial statements.

16. Subsequent Event

As of the date of this report, Changyou has completed the sale of Doyo and has received most of the cash consideration. See Note 4 – Fair Value Measurements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this report, references to “us,” “we,” “our,” “our company,” “our Group,” the “Sohu Group,” the “Group,” and “Sohu.com” are to Sohu.com Inc. and, except where the context requires otherwise, our wholly-owned and majority-owned subsidiaries and variable interest entities (“VIEs”) Sohu.com Limited, Sohu.com (Hong Kong) Limited (“Sohu Hong Kong”), All Honest International Limited (“All Honest”), Sohu.com (Game) Limited (“Sohu Game”), Go2Map Inc., Sohu.com (Search) Limited (“Sohu Search”), Sogou Inc. (“Sogou”), Sogou (BVI) Limited (“Sogou BVI”), Sogou Hong Kong Limited (“Sogou HK”), Vast Creation Advertising Media Services Limited (“Vast Creation”), Sogou Technology Hong Kong Limited, Fox Video Investment Holding Limited (“Video Investment”), Fox Video Limited (“Sohu Video”), Fox Video (HK) Limited (“Video HK”), Focus Investment Holding Limited, Sohu Focus Limited, Sohu Focus (HK) Limited, Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu Software Technology Co., Ltd., Beijing Sohu Interactive Software Co., Ltd., Go2Map Software (Beijing) Co., Ltd., Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”), Beijing Sogou Network Technology Co., Ltd (“Sogou Network”), Fox Information Technology (Tianjin) Limited (“Video Tianjin”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”), Beijing Focus Time Advertising Media Co., Ltd., Beijing Sohu New Momentum Information Technology Co., Ltd. (“Sohu New Momentum”), Beijing Century High Tech Investment Co., Ltd. (“High Century”), Beijing Heng Da Yi Tong Information Technology Co., Ltd. (“Heng Da Yi Tong”, formerly known as Beijing Sohu Entertainment Culture Media Co., Ltd.), Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”), Beijing GoodFeel Technology Co., Ltd., Beijing Sogou Information Service Co., Ltd. (“Sogou Information”), Beijing 21 East Culture Development Co., Ltd., Beijing Sohu Donglin Advertising Co., Ltd.(“Donglin”), Beijing Pilot New Era Advertising Co., Ltd. (“Pilot New Era”), Beijing Focus Yiju Network Information Technology Co., Ltd., SohuPay Science and Technology Co., Ltd., Beijing Sohu Dianjin Information Technology Co., Ltd., Beijing Yi He Jia Xun Information Technology Co., Ltd., Tianjin Jinhu Culture Development Co., Ltd. (“Tianjin Jinhu”), Guangzhou Qianjun Network Technology Co., Ltd. (“Guangzhou Qianjun”), Shenzhen Shi Ji Guang Su Information Technology Co., Ltd., Chengdu Sogou Easypay Technology Co., Ltd., Beijing Shi Ji Si Su Technology Co., Ltd., Beijing Intelligence World Network Technology Co., Ltd., Chongqing Qogir Enterprise Management Consulting Co., Ltd., SendCloud Technology Co., Ltd., Beijing Focus Interactive Information Service Co., Ltd., Beijing Focus Xin Gan Xian Information Technology Co., Ltd., Beijing Focus Real Estate Agency Co., Ltd. and our independently-listed majority-owned subsidiary Changyou.com Limited (“Changyou,” formerly known as TL Age Limited) as well as the following direct and indirect subsidiaries and VIEs of Changyou: Changyou.com (HK) Limited (“Changyou HK”) formerly known as TL Age Hong Kong Limited), Changyou.com Webgames (HK) Limited (“Changyou HK Webgames”), Changyou.com Gamepower (HK) Limited, ICE Entertainment (HK) Limited (“ICE HK”), Changyou.com Gamestar (HK) Limited, Changyou.com (US) LLC. (formerly known as AmazGame Entertainment (US) Inc.), Changyou.com Korea Limited, Changyou.com India Private Limited, Changyou BİLİŞİM HİZMETLERİ TİCARET LİMİTED ŞİRKETİ, Kylie Enterprises Limited, Mobogarden Enterprises Limited, Heroic Vision Holdings Limited, TalkTalk Limited, RaidCall (HK) Limited, 7Road.com Limited (“7Road”), 7Road.com HK Limited (“7Road HK”), Changyou.com (TH) Limited, Changyou.com Rus Limited, PT.CHANGYOU TECHNOLOGY INDONESIA, Changyou Middle East FZ-LLC, Changyou.com Technology Brazil Desenvolvimento De Programas LTDA, Greative Entertainment Limited (formerly known as Greative Digital Limited), Glory Loop Limited (“Glory Loop”), MoboTap Inc. (“MoboTap”, a Cayman Islands company), MoboTap Inc. Limited (“MoboTap HK”), MoboTap Inc. (a Delaware corporation), Dolphin Browser Inc., TMobi Limited (formerly known as Muse Entertainment Limited), Dstore Technology Limited, Mobo Information Technology Pte. Ltd., Global Cool Limited, Changyou Mobo Glint Limited, Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”), Beijing Changyou Skyline Property Management Co., Ltd, Beijing Cruise stars Technology Co., Ltd., Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”), ICE Information Technology (Shanghai) Co., Ltd. (“ICE Information”), Beijing Changyou RaidCall Internet Technology Co., Ltd. (“RaidCall”), Beijing Yang Fan Jing He Information Consulting Co., Ltd. (“Yang Fan Jing He”), Shanghai Jingmao Culture Communication Co., Ltd. (“Shanghai Jingmao”), Shanghai Hejin Data Consulting Co., Ltd., Beijing Changyou Jingmao Film & Culture Communication Co., Ltd. (“Beijing Jingmao”), Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”), Beijing Guanyou Gamespace Digital Technology Co., Ltd. (“Guanyou Gamespace”), Beijing Doyo Internet Technology Co., Ltd., Beijing Zhi Hui You Information Technology Co., Ltd., Shanghai ICE Information Technology Co., Ltd. (“Shanghai ICE”), Shenzhen 7Road Network Technologies Co., Ltd. (“7Road Technology”), Beijing Changyou Star Digital Technology Co., Ltd (“Changyou Star”), Beijing Changyou Creation Information Technology Co., Ltd. (formerly known as Beijing Changyou e-pay Co. Ltd.), Beijing Changyou Aishouxin Ecological Technology Co., Ltd., Shenzhen Brilliant Imagination Technologies Co., Ltd., Fujian Changyou Heguang Electronic Technology Co., Ltd., Beijing Baina Information Technology Co., Ltd., Baina Zhiyuan (Beijing) Technology Co., Ltd. (“Beijing Baina Technology”), Beijing Anzhuoxing Technology Co., Ltd., Baina Zhiyuan (Chengdu) Technology Co., Ltd., Chengdu Xingyu Technology Co., Ltd., Baina (Wuhan) Information Technology Co., Ltd. (“Wuhan Baina Information”), Wuhan Xingyu Technology Co., Ltd., Wuhan Hualian Chuangke Technology Co., Ltd., Beijing Changyou Ledong Internet Technology Co., Ltd., and Beijing Global Cool Technology Co., Ltd., and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”) on March 2, 2015, as updated by Part II Item 1A of this report. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

Factors and Trends Affecting our Business

With the accelerated shift in user activities from desktop computers (“PCs”) to mobile devices and an increase in the number of Internet users, the usage of various kinds of mobile Internet services continued to accelerate at a fast pace during the third quarter of 2015. At Sohu, we focused our efforts on developing a portfolio of leading mobile products across our business lines that we believed our users would like. Our key products continued to gain traction. For example, during the month ended September 30, 2015, mobile traffic for our online video business contributed more than 60% of our total traffic. Sogou maintained rapid growth in search traffic and as of the end of September 2015 mobile search traffic had surpassed PC search traffic for the first time. The monetization of mobile traffic is also progressing well, as advertisers have recognized the value of the mobile Internet.

For the third quarter of 2015, the soft Chinese macro economy impacted our brand advertising business, as traditional brand advertisers shrank their marketing budgets. The depreciation of the RMB against the U.S. dollar also had an adverse effect on our reported financial results, which are denominated in the U.S. dollar.

For Sohu Media Portal, the transition from a PC portal to a leading mobile news platform is well on track. We focused our efforts on enhancing the features within our leading mobile news App and improving the overall content quality. Our lean but highly efficient editorial team now mainly focuses on reporting general and business news, while we invited a vast number of outside contributors, who generated hundreds of articles on a daily basis.

Online video is one of the top Internet services in China, and Sohu Video is a leading video service provider in China. We noted an accelerating trend away from television toward streaming video, which is important specifically to Sohu’s online video business, as advertising dollars shift from television to online video. In the meantime, as competition intensified, the major players stepped up their content spending to attract viewers. The average licensing fee for premium content grew significantly as compared to 2014. We expect that the industry-wide unfavorable cost structure will continue to overshadow the profitability outlook for the entire industry, including us, in the near term. The recent slowdown in the growth of the Chinese economy also had an impact on our video business. Big advertisers became more conservative as they tended to prioritize their reduced budgets to the best-known traditional programs, a category in which we have consciously scaled down investment given unacceptable price inflation. As a result, for the third quarter of 2015, our video advertising revenues decelerated. We remain optimistic about the long-term prospects of the online video business, which is a strategic key business line for Sohu. For 2015, our content strategy has been to rationalize our spending on licensed content while we focus more on original and professionally-generated content.

On September 16, 2013, we entered into a strategic cooperation with Tencent Holding Limited (Tencent Holding Limited together with its subsidiaries, “Tencent”) for our search and Web directory business, in connection with which Tencent invested in Sogou. We believe that this strategic cooperation has reinforced Sogou as a leader in the large and fast-growing China market for search and Internet services, particularly for the mobile end. In the online search sector, Sogou is one of the top three PC search players in China, and we have demonstrated greater potential in mobile search. In the third quarter, we further differentiated our mobile search services while we continued to deepen our cooperation with Tencent’s social platforms, connecting with more unique and high-quality content. In the third quarter of 2015, aggregate paid clicks and cost-per-click continued to grow, with improving mobile monetization.

For Changyou’s PC game business, Tian Long Ba Bu (“TLBB”), a PC game which we developed and currently operate in China, continued to deliver solid revenues and profitability, although it slowed consistent with its status as a mature game. Revenue contribution from PC games launched recently offset declines in Changyou’s older PC games in the third quarter of 2015. However, as market demand for new PC games continues to fall, Changyou will shift more resources towards mobile game development. For Changyou’s mobile game business, revenues from TLBB 3D, which was launched in the fourth quarter of 2014, declined sequentially by roughly 30%. A new expansion pack is planned for launch in the fourth quarter, which Changyou management hopes will slow down the decline in revenue and extend the game’s life span. Two new in-house developed mobile games are at the final stage of beta-testing and are scheduled for launch in the fourth quarter of 2015 or the first quarter of 2016. For the three months ended September 30, 2015, the PC games and mobile games that Changyou operates had approximately 6.5 million total average monthly active accounts and approximately 1.9 million total average monthly active paying accounts.

Our Business

Through the operation of Sohu, Sogou and Changyou, we generate online advertising revenues (including brand advertising revenues and search and search-related revenues (which we formerly referred to as search and Web directory revenues), online games revenues and others revenues. Online advertising and online games are our core businesses. For the three months ended September 30, 2015, total revenues generated by Sohu, Sogou and Changyou were approximately $522.1 million, including:

Sohu:

•	$133.6 million in brand advertising revenues, of which $51.2 million was from Sohu Media Portal, $55.4 million was from Sohu Video, and $27.0 million was from Focus; and

•	$37.6 million in others revenues, mainly attributable to the filming business from the film “Jian Bing Man” and mobile-related services.

Total revenues generated by Sohu were $171.2 million.

Sogou:

•	$147.9 million in search and search-related revenues (formerly referred to as “search and Web directory” revenues); and

•	$14.4 million in others revenues, primarily attributable to Sogou’s offering of Internet value-added services (or “IVAS”) with respect to the operation of Web games and mobile games as well as other services and products provided to users.

Total revenues generated by Sogou were $162.3 million.

Changyou:

•	$152.5 million in online game revenues;

•	$17.9 million in brand advertising revenues, mainly attributable to Changyou’s 17173.com Website; and

•	$18.2 million in others revenues attributable to Changyou’s cinema advertising revenues, and Changyou’s operation of the platform channel business, including RaidCall, the Dolphin Browser and other software applications.

Total revenues generated by Changyou were $188.6 million.

For the three months ended September 30, 2015, our total brand advertising revenues were $151.5 million, total search and search-related revenues were $147.9 million, total online game revenues were $152.5 million, and total others revenues were $70.2 million.

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

•	Sohu Media Portal. Sohu Media Portal is a leading online news and information provider in China. Sohu Media Portal provides users comprehensive content through www.sohu.com for PCs, the mobile portal m.sohu.com and the mobile phone application Sohu News APP;

•	Sohu Video. Sohu Video (tv.sohu.com) is a leading online video service provider in China through tv.sohu.com for PCs and the mobile phone application Sohu Video APP; and

•	Focus. Focus (www.focus.cn) is a leading online real estate information provider in China.

Revenues generated by the brand advertising business are classified as brand advertising revenues in our consolidated statements of comprehensive income.

Others Business

Sohu also engages in the others business, which includes the filming business, mobile-related services, sub-licensing of purchased video content to third parties, and paid subscription services. Revenues generated by Sohu from the others business are classified as others revenues in the Sohu Group’s consolidated statements of comprehensive income.

Sogou’s Business

Search and Search-related Business

The search and search-related business primarily offers advertisers pay-for-click services, as well as online marketing services on Web directories operated by Sogou. Pay-for-click services enable advertisers’ promotional links to be displayed on the Sogou search result pages and Sogou Website Alliance members’ Websites where the links are relevant to the subject and content of such Web pages. Both pay-for-click services and online marketing services on Web directories operated by Sogou expand distribution of our advertisers’ Website links and advertisements by leveraging traffic on Sogou Website Alliance members’ Websites. Our search and search-related business benefits significantly from our collaboration with Tencent, which provides us access to traffic generated from users of products and services provided by Tencent.

Revenues generated by the search and search-related business are classified as search and search-related revenues in our consolidated statements of comprehensive income.

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

Noncontrolling Interest for Changyou

As of September 30, 2015, we held approximately 69% of the combined total of Changyou’s outstanding ordinary shares, and controlled approximately 96% of the total voting power in Changyou. As we are Changyou’s controlling shareholder, we consolidate Changyou in our consolidated financial statements, and recognize noncontrolling interest reflecting the economic interest in Changyou held by shareholders other than us.

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

Online Advertising Revenues

Online advertising revenues include revenues from brand advertising services as well as search and search-related services. We recognize revenue for the amount of fees we receive from our advertisers, after deducting agent rebates and net of value-added tax (“VAT”) and related surcharges.

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

Revenue Recognition

For brand advertising revenue recognition, prior to entering into contracts, we make a credit assessment of the advertiser. For contracts for which collectability is determined to be reasonably assured, we recognize revenue when all revenue recognition criteria are met. In other cases, we only recognize revenue when the cash is received and all recognition criteria are met.

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

Search and Search-related Revenues

Search and search-related services primarily include pay-for-click services, as well as online marketing services on Web directories operated by Sogou.

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

Both pay-for-click services and online marketing services on Web directories operated by Sogou expand distribution of advertisers’ Website links or advertisements by leveraging traffic on Sogou Website Alliance members’ Websites. We recognize gross revenue for the amount of fees we receive from advertisers, as we have the primary responsibility for fulfillment and acceptability. Payments made to Sogou Website Alliance members are included in cost of search and search-related revenues as traffic acquisition costs. We pay Sogou Website Alliance members based on either revenue-sharing arrangements, under which we pay a percentage of pay-for-click revenues generated from clicks by users of their properties, or on a pre-agreed unit price.

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

Licensed Out Games

Changyou also authorizes third-parties to operate its online games. Licensed out games include PC games, mobile games and Web games developed in house and mobile games jointly developed with third-party developers. Changyou receives monthly revenue-based royalty payments from all the third-party licensee operators. Changyou receives additional up-front license fees from certain third-party licensee operators who are entitled to an exclusive right to operate Changyou’s games in specified geographic areas. Since Changyou is obligated to provide post-sale services, the initial license fees are recognized as revenue ratably over the license period, and the monthly revenue-based royalty payments are recognized when relevant services are delivered, provided that collectability is reasonably assured. Changyou views the third-party licensee operators as Changyou’s customers and recognizes revenues on a net basis, as Changyou does not have the primary responsibility for fulfillment and acceptability of the game services. Changyou remits to the third-party developers a pre-agreed percentage of revenues from jointly developed and licensed out mobile games, and recognizes revenues on a net basis.

Others Revenues

Sohu

Sohu also engages in the others business, which includes the filming business, mobile-related services, sub-licensing of purchased video content to third parties, and paid subscription services. Revenues generated by Sohu from the others business are classified as others revenues in the Sohu Group’s consolidated statements of comprehensive income.

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

Product Development Expenses

Product development expenses consist of personnel-related expenses incurred for enhancement and maintenance of our Websites, costs associated with new product development and maintenance and costs for enhancement of existing products and services, including the development costs of online games prior to the establishment of technological feasibility and maintenance costs after online games are available for marketing.

Advertising Expenses

Advertising expenses are included in sales and marketing expenses, and generally represent the expenses of promotions to create or stimulate a positive image of the Sohu Group or a desire to subscribe for the Group’s products and services. Advertising expenses are expensed as incurred.

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

Options for the purchase of 1,068,000 shares of Sohu common stock contractually granted on February 7, 2015 are subject to vesting in four equal installments over a period of four years, with each installment vesting upon satisfaction of a service period requirement and certain subjective performance targets. For purposes of ASC 718-10-25, no grant date had occurred as of September 30, 2015, because no grant date could be established until a mutual understanding was reached between Sohu and the recipients clarifying the subjective performance requirements. In accordance with ASC 718-10-55, as the service inception date preceded the grant date, compensation expense was accrued beginning on the service inception date and will be re-measured on each subsequent reporting date before the grant date is established, based on the then-current fair value of the awards. The estimate of the awards’ fair values will be fixed in the period in which the grant date occurs, and cumulative compensation expense will be adjusted based on the fair value at the grant date. In determining the fair values of the share options granted, the public market price of the underlying shares at each reporting date was used, and a binomial valuation model was applied.

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

Options for the purchase of 2,400,000 Changyou ordinary shares that were converted to options from restricted share units on February 16, 2015 and options contractually granted on June 1, 2015 for the purchase of 1,998,000 Changyou ordinary shares awards are subject to vesting in four equal installments over a period of four years, with each installment vesting upon satisfaction of a service period requirement and certain subjective performance targets. For purposes of ASC 718-10-25, no grant date had occurred as of September 30, 2015, because no grant date could be established until a mutual understanding was reached between Changyou and the recipients clarifying the subjective performance requirements. In accordance with ASC 718-10-55, as the service inception date preceded the grant date, compensation expense was accrued beginning on the service inception date and will be re-measured on each subsequent reporting date before the grant date is established, based on the then-current fair value of the awards. The estimate of the awards’ fair values will be fixed in the period in which the grant date occurs, and cumulative compensation expense will be adjusted based on the fair values at the grant date. In determining the fair values of share options granted, the public market price of the underlying shares at each reporting date was used, and a binomial valuation model was applied.

Compensation Expense Recognition

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

Sohu Video Share-based Awards

On January 4, 2012, Sohu Video, the holding entity of Sohu’s video division, adopted a 2011 Share Incentive Plan (the “Video 2011 Share Incentive Plan”) which provides for the issuance of up to 25,000,000 ordinary shares of Sohu Video (representing approximately 10% of the outstanding Sohu Video Shares on a fully-diluted basis) to management and key employees of the video division and to Sohu management. As of September 30, 2015, grants of options for the purchase of 16,368,200 ordinary shares of Sohu Video had been contractually made, of which options for the purchase of 4,972,800 ordinary shares were vested.

For purposes of ASC 718-10-25, as of September 30, 2015, no grant date had occurred, because the broader terms and conditions of the option awards had neither been finalized nor mutually agreed upon with the recipients, and such mutual understanding cannot be reached until the fair value of the awards is determinable and can be accounted for. In accordance with ASC 718-10-55, our management determined that the service inception date with respect to vested option awards for the purchase of 4,972,800 shares had preceded the grant date. Therefore, we began to recognize compensation expense for Sohu Video share-based awards in the second quarter of 2014 and re-measured, and will re-measure, the compensation expense on each subsequent reporting date based on the then-current fair values of the awards until the grant date is established.

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

On August 17, 2015, Changyou completed the sale of the 7Road business. As of August 17, 2015, Changyou had recognized an aggregate of $4.2 million of compensation expense under the 7Road 2012 Share Incentive Plan for Scheme I and $0.7 million of compensation expense for Scheme II. In the future, there will be no compensation expense recognized under the 7Road 2012 Share Incentive Plan.

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

Applicable Income Tax Rate

The CIT Law applies an income tax rate of 25% to all enterprises but grants preferential tax treatment to High and New Technology Enterprises (“HNTEs”). Under this preferential tax treatment, HNTEs can enjoy an income tax rate of 15% for three years, but need to re-apply after the end of the three-year period. If at any time during the three-year period the relevant tax bureau questions whether an enterprise continues to qualify as an HNTE, the enterprise can be subject to further tax examination and may not be able to continue to enjoy the preferential tax rate. In addition, the CIT Law and its implementing regulations provide that a “Software Enterprise” can enjoy an income tax exemption for two years beginning with its first profitable year and a 50% reduction to a rate of 12.5% for the subsequent three years. An entity that qualifies as a “Key National Software Enterprise” can enjoy a further reduced preferential income tax rate of 10% for two years, but needs to re-apply after the end of the two-year period.

Entities Qualified as HNTEs

As of September 30, 2015, the following principal entities were qualified as HNTEs and were entitled to an income tax rate of 15%.

For Sohu’s Business

•	Sohu Internet. Sohu Internet re-applied for HNTE qualification in June 2015. Pending approval of its re-application, Sohu Internet is entitled to continue to enjoy the beneficial tax rate as if it had already qualified as an HNTE for 2015.

•	Sohu Era, Sohu Media and Guangzhou Qianjun. Sohu Era, Sohu Media and Guangzhou Qianjun are each qualified as HNTEs for 2015 and 2016, and will need to re-apply for HNTE qualification in 2017.

For Sogou’s Business

•	Sogou Information. Sogou Information re-applied for HNTE qualification in July 2015. Pending approval of its re-application, Sogou Information is entitled to continue to enjoy the beneficial tax rate as if it had already qualified as an HNTE for 2015.

•	Sogou Technology. Sogou Technology is qualified as an HNTE for 2015 and 2016, and will need to re-apply for HNTE qualification in 2017.

For Changyou’s Business

•	AmazGame and Gamease. AmazGame and Gamease are each qualified as HNTEs for 2015 and 2016, and will need to re-apply for HNTE qualification in 2017.

Entities Qualified as Software Enterprises

For Sohu’s Business

•	Sohu New Momentum. In 2015, Sohu New Momentum is in its second income tax exemption year as a Software Enterprise.

For Changyou Business

•	AmazGame. AmazGame will need to re-apply before the end 2015 for designation as a Key National Software Enterprise in order to be entitled for 2015 and 2016 to the preferential income tax rate of 10% to which it was entitled for the initial two-year period of 2013 and 2014.

•	Gamespace. In 2015, Gamespace is in the second of the three years in which it will be entitled to a 50% reduction to a rate of 12.5% as a Software Enterprise.

•	ICE Information. ICE Information was not subject to income tax, as it incurred losses.

•	7Road Technology. In 2015, 7Road Technology is in the first of the three years in which it will be entitled to a 50% reduction to a rate of 12.5% as a Software Enterprise.

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

PRC Value Added Tax and Business Tax

Revenues from brand advertising, revenues from the search and search-related business, revenues from Changyou’s Web games that were not developed in-house and from licensed mobile games, as well as revenues from mobile related services, which are recorded as others revenues, are subject to VAT. To record VAT payable, we adopted the net presentation method, which presents the difference between the output VAT (at a rate of 6%) and available input VAT amount (at the rate applicable to the supplier). Other online game revenues from the operation of PC games and self-developed mobile games are subject to a 5% PRC business tax (“Business Tax”).

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

Uncertain Tax Positions

We are subject to various taxes in different jurisdictions, primarily the US and the PRC. Management reviews regularly the adequacy of the provisions for taxes as they relate to our income and transactions. In order to assess uncertain tax positions, we apply a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. During its review in the third quarter of 2015, management determined that certain equity transactions that took place during the quarter may result in additional tax obligations under relevant tax rules. Accordingly, we recognized tax payable in the amount of $14.6 million and recognized tax expense in our consolidated statements of comprehensive income for the quarter ended September 30, 2015.

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

Level 1 – observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 – include other inputs that are directly or indirectly observable in the market place.

Level 3 – unobservable inputs which are supported by little or no market activity.

Our financial instruments mainly include cash equivalents, restricted time deposits, short-term investments, accounts receivable, prepaid and other current assets, held-for-sale assets, available-for-sale securities under long-term investments, accounts payable, accrued liabilities, receipts in advance and deferred revenue, short-term bank loans, other short-term liabilities, held-for-sale liabilities, long-term accounts payable and long-term bank loans.

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

Changyou Loans from Offshore Banks, Secured by Time Deposits

As of September 30, 2015, we had, through Changyou, loans from offshore banks secured by RMB deposits in onshore branches of those banks. The loans from the offshore branches of the lending banks are classified as short-term bank loans or long-term bank loans based on their repayment period. The rates of interest under the loan agreements with the lending banks were determined based on the prevailing interest rates in the market. The RMB onshore deposits securing the offshore loans are treated as restricted time deposits on our consolidated balance sheets.

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

The repurchase options were initially recognized in additional paid-in capital in the Sohu Group’s consolidated balance sheets at fair value when the agreements were signed. Any subsequent changes in the fair values of the repurchase options were not and will not be recognized. The put option was initially recognized in other short-term liabilities in the Sohu Group’s consolidated balance sheets at fair value when the agreement was signed. Subsequent changes in the fair value of the put option were recognized quarterly in other income /(expense) in the Sohu Group’s consolidated statements of comprehensive income. Management determined the fair values of the repurchase options when the agreements were signed, and of the put option before Sogou exercised the repurchase option, using the binominal model, with a discount for lack of marketability, given that the repurchase options and the put option were not publicly traded at the time of grant. Management made the determination using management’s estimates and assumptions. We classify the valuation techniques that use these inputs as Level 3 of fair value measurements.

As of September 30, 2015, all of the Series A Preferred Shares of Sogou that were subject to the repurchase options and the put option had been repurchased by Sogou, and the balances of the additional paid-in capital recognized with respect to the repurchase options and of the other short-term liabilities recognized with respect to the put option were zero.

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

Contingent Consideration

Changyou’s acquisition of Beijing Doyo Internet Technology Co., Ltd. (“Doyo”) included a contingent consideration arrangement that requires additional consideration to be paid by Changyou based on the financial performance of Doyo for the fiscal years 2013 through 2015. The fair value of the contingent consideration was recognized on the acquisition date using the income approach/ discounted cash flow method with a scenario analysis applied. There were no indemnification assets involved. In March 2015, as Doyo’s performance had exceeded the relevant performance milestone, Changyou re-classified such contingent consideration to other short-term liabilities in the amount of $6.0 million in the consolidated balance sheet. In September 2015, Changyou entered into an agreement to sell all of the equity interests of Doyo. The aggregate consideration under the agreement includes cash consideration of approximately $2.9 million, and forgiveness, upon the completion of the sale, of the $6.0 million contingent consideration payable. As of the date of this report, this sale has been completed and Changyou has received most of the cash consideration.

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

RESULTS OF OPERATIONS

Revenues

The following table presents our revenues by revenue source and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,						Nine Months Ended September 30,
	2014		2015		2015 vs 2014		2014		2015		2015 vs 2014
	Amount	Percentage of the total revenue	Amount	Percentage of the total revenue	Amount	Incremental ratio	Amount	Percentage of the total revenue	Amount	Percentage of the total revenue	Amount	Incremental ratio
Revenues
Online advertising:
Brand advertising	$148,823	35%	$151,517	29%	$2,694	2%	$393,334	33%	$436,187	30%	$42,853	11%
Search and search-related	98,437	22%	147,938	28%	49,501	50%	247,810	21%	388,270	26%	140,460	57%

Subtotal of online advertising revenues	247,260	57%	299,455	57%	52,195	21%	641,144	54%	824,457	56%	183,313	29%

Online game	150,338	35%	152,501	29%	2,163	1%	467,603	39%	509,845	35%	42,242	9%
Others	32,817	8%	70,134	14%	37,317	114%	87,134	7%	136,686	9%	49,552	57%

Total revenues	$430,415	100%	$522,090	100%	$91,675	21%	$1,195,881	100%	$1,470,988	100%	$275,107	23%

Online Advertising Revenues

Online advertising revenues were $299.5 million and $824.5 million, respectively, for the three and nine months ended September 30, 2015, compared to $247.3 million and $641.1 million, respectively, for the corresponding periods in 2014. The increase in online advertising revenues from the three months ended September 30, 2014 to the three months ended September 30, 2015 was $52.2 million, representing a year-on-year growth rate of 21%, and the increase from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 was $183.3 million, representing a year-on-year growth rate of 29%.

Brand Advertising Revenues, Generated by Sohu and Changyou

Brand advertising revenues were $151.5 million and $436.2 million, respectively, for the three and nine months ended September 30, 2015, compared to $148.8 million and $393.3 million, respectively, for the corresponding periods in 2014. The increase in brand advertising revenues from the three months ended September 30, 2014 to the three months ended September 30, 2015 was $2.7 million, representing a year-on-year growth rate of 2%, and the increase from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 was $42.9 million, representing a year-on-year growth rate of 11%. The year-on-year increases in brand advertising revenues were mainly from Sohu Video.

Sohu

•	Sohu Media Portal

Revenues from Sohu Media Portal were $51.2 million and $148.6 million, respectively, for the three and nine months ended September 30, 2015, compared to $54.4 million and $148.9 million, respectively, for the corresponding periods in 2014. Revenues from Sohu Media Portal for the three months and nine months ended September 30, 2015 were generally stable when compared to the corresponding periods in 2014. In the third quarter, we continued to refine the mobile news App interface to improve users’ experience. In the meantime, we strived to enhance our content offerings, providing users high quality news and reliable information. The number of advertisers for Sohu Media Portal was 1,597 and 2,987, respectively, for the three and nine months ended September 30, 2015, compared to 1,519 and 2,392, respectively, for the corresponding periods in 2014.

•	Sohu Video

Revenues from Sohu Video were $55.4 million for the three months ended September 30, 2015, compared to $51.2 million for the corresponding periods in 2014, an increase of $4.2 million, representing year-on-year growth of 8%, as we increased monetization. For the month of September 2015 compared to the month of September 2014, the average daily unique visitors for Sohu Video increased 20%, mainly from visitors contributed by a company that we acquired in late 2014 that focuses primarily on original and professionally-generated content. For the month of September 2015 compared to the month of September 2014, the average daily video views for Sohu Video decreased 12%, which mainly resulted from the rationalization of our spending on licensed content. The number of advertisers on Sohu Video was 291 for the three months ended September 30, 2015, compared to 306 for the corresponding periods in 2014. The pricing for online video has generally been stable.

Revenues from Sohu Video were and $161.8 million for the nine months ended September 30, 2015, compared to $125.2 million for the corresponding periods in 2014, an increase of $36.6 million, representing year-on-year growth of 29%. The number of advertisers on Sohu Video was 492 for the nine months ended September 30, 2015, compared to 487 for the corresponding periods in 2014.

•	Focus

Revenues from Focus were $27.0 million and $83.6 million, respectively, for the three and nine months ended September 30, 2015, compared to $26.6 million and $78.6 million, respectively, for the corresponding periods in 2014. The increase in revenues from Focus from the three months ended September 30, 2014 to the three months ended September 30, 2015 was $0.5 million, representing a year-on-year growth rate of 2%, and the increase from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 was $5.0 million, representing a year-on-year growth rate of 6%.

Revenues from Focus were generated through the Fixed Price model and the E-commerce model.

For the Fixed Price model, revenues were $12.7 million and $41.6 million, respectively, for the three and nine months ended September 30, 2015, compared to $16.4 million and $47.4 million, respectively, for the corresponding periods in 2014, representing decreases of $3.7 million and $5.8 million, respectively, from the three months ended September 30, 2014 to the three months ended September 30, 2015 and from the nine months ended September 30, 2014 to the nine months ended September 30, 2015. In the currently soft Chinese macro economy, advertisers are more willing to adopt the E-commerce model than the Fixed Price model, which caused our revenues from the Fixed Price model to decrease.

For the E-commerce model, revenues were $14.4 million and $42.0 million, respectively, for the three and nine months ended September 30, 2015, compared to $10.2 million and $31.2 million, respectively, for the corresponding periods in 2014. The increase was mainly driven by our subscription membership services offered to prospective purchasers of real estate as a result of the expansion of the Focus business through our establishment of more partnerships with property developers. The number of developers with which we had cooperation arrangements was 431 and 838, respectively, for the three and nine months ended September 30, 2015, compared to 348 and 588, respectively, for the corresponding periods in 2014. The number of paying subscribers for the membership services was 24,043 and 68,103, respectively, for the three and nine months ended September 30, 2015, compared to 17,202 and 48,264, respectively, for the corresponding periods in 2014.

Changyou

•	17173.com Website

Revenues from the 17173.com Website were $17.9 million and $42.3 million, respectively, for the three and nine months ended September 30, 2015, compared to $16.7 million and $40.7 million, respectively, for the corresponding periods in 2014. Revenues from the 17173.com Website were stable for the three and nine months ended September 30, 2015. The number of advertisers on the 17173.com Website was 89 and 171, respectively, for the three and nine months ended September 30, 2015, compared to 93 and 132, respectively, for the corresponding periods in 2014.

Search and Search-related Revenues, Generated by Sogou

Revenues from search and search-related services were $147.9million and $388.3 million, respectively, for the three and nine months ended September 30, 2015, compared to $98.4 million and $247.8 million, respectively, for the corresponding periods in 2014. The increase in revenues from search and search-related services from the three months ended September 30, 2014 to the three months ended September 30, 2015 was $49.5 million, representing a year-on-year growth rate of 50%, and the increase from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 was $140.5 million, representing a year-on-year growth rate of 57%.

The increase in revenues from search and search-related services was mainly attributable to an increase in revenues from pay-for-click services.

Revenues from pay-for-click services accounted for approximately 82% of the total search and search-related revenues for both the three and the nine months ended September 30, 2015, compared to 82% and 79%, respectively, for the corresponding periods in 2014. The growth in revenues from pay-for-click services was principally attributable to an increase in the number of paid clicks and a higher average cost-per-click. Paid clicks increased by approximately 35% and 40%, respectively, for the three and nine months ended September 30, 2015, compared to the corresponding periods in 2014. Average cost-per-click increased by approximately 10% and 13%, respectively, for the three and nine months ended September 30, 2015, compared to the corresponding periods in 2014.

Online Game Revenues Generated by Changyou

Revenues from the online game business were $152.5 million and $509.8 million, respectively, for the three and nine months ended September 30, 2015, compared to $150.3 million and $467.6 million, respectively, for the corresponding periods in 2014.

PC games and Mobile Games

Revenues from PC games were $100.1 million and 298.2 million, respectively, for the three and nine months ended September 30, 2015, compared to $122.7 million and $379.9 million, respectively, for the corresponding periods in 2014. The decrease in revenues from PC games from the three months ended September 30, 2014 to the three months ended September 30, 2015 was $22.6 million, representing a year-on-year decrease rate of 18%, and the decrease from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 was $81.7 million, representing a year-on-year decrease rate of 22%. The year-on-year decrease in revenues from PC games was mainly due to decreased revenues from TLBB, resulting from the strategic decision to reduce the level of promotional activities within TLBB to achieve an in-game balance and a sustainable environment for game players and the game’s maturity. For the three and nine months ended September 30, 2015, revenues from the PC game TLBB were $77.8 million and $244.9 million, respectively, accounting for approximately 51% and 48%, respectively, of Changyou’s online game revenues, approximately 41% of Changyou’s total revenues for both periods and approximately 15% and 17%, respectively, of the Sohu Group’s total revenues.

Revenues from mobile games were $42.8 million and $167.3 million, respectively, for the three and nine months ended September 30, 2015, compared to $4.8 million and $8.3 million, respectively, for the corresponding periods in 2014. The increase in revenues from mobile games from the three months ended September 30, 2014 to the three months ended September 30, 2015 was $38.0 million, representing a year-on-year growth rate of 792%, and the increase from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 was $159.0 million, representing a year-on-year growth rate of 1916%. The increase was mainly due to revenues from Changyou’s mobile game TLBB 3D, which was launched in the fourth quarter of 2014.

The following table sets forth certain operating data for Changyou’s PC games and mobile games for the periods indicated:

Average Monthly Active Accounts (1)	Three Months Ended March 31		Three Months Ended June 30		Three Months Ended September 30
(in millions)	PC games	PC games and mobile games	PC games	PC games and mobile games	PC games	PC games and mobile games
2014	6.5	9.1	6.9	8.2	10.7	12.1
2015	4.9	9.3	4.4	10.1	4.1	6.5

Quarterly Aggregate Active Paying Accounts (2)	Three Months Ended March 31		Three Months Ended June 30		Three Months Ended September 30
(in millions)	PC games	PC games and mobile games	PC games	PC games and mobile games	PC games	PC games and mobile games
2014	1.5	1.5	1.4	1.5	1.5	1.6
2015	1.1	2.0	1.1	2.5	1.3	1.9

(1)	Average Monthly Active Accounts for a given period refers to the number of registered accounts that were logged in to these games at least once during the period.
(2)	Quarterly Aggregate Active Paying Accounts for a given quarter refers to the number of accounts from which game points were used at least once during the quarter.

Web Games

Revenues from Web games were $9.5 million and $44.3 million, respectively, for the three and nine months ended September 30, 2015, compared to $22.8 million and $79.4 million, respectively, for the corresponding periods in 2014. The decrease was mainly due to decreased revenues from the Web games Wartune and DDTank and Changyou’s sale of the 7Road business , which operates Wartune and DDTank, on August 17, 2015.

Others Revenues

Revenues from others services were $70.1 million and $136.7 million, respectively, for the three and nine months ended September 30, 2015, compared to $32.8 million and $87.1 million, respectively, for the corresponding periods in 2014. The increase was mainly due to revenue of $28.7 million from the film “Jian Bing Man” that was produced by us and released in the third quarter of 2015.

Costs and Expenses

Cost of Revenues

The following table presents our cost of revenues by source and by proportion for the periods indicated (in thousands, except percentages)

	Three Months Ended September 30,						Nine Months Ended September 30,
	2014		2015		2015 vs 2014		2014		2015		2015 vs 2014
	Amount	Percentage of the total cost	Amount	Percentage of the total cost	Amount	Incremental ratio	Amount	Percentage of the total cost	Amount	Percentage of the total cost	Amount	Incremental ratio
Cost of revenues:
Online advertising:
Brand advertising	$83,424	46%	$91,163	43%	$7,739	9%	$230,462	47%	$295,562	45%	$65,100	28%
Search and search-related	46,375	26%	62,365	29%	15,990	34%	118,532	24%	170,836	26%	52,304	44%

Subtotal of cost of online advertising revenues	129,799	72%	153,528	72%	23,729	18%	348,994	71%	466,398	71%	117,404	34%

Online game	33,949	19%	34,635	16%	686	2%	90,798	19%	128,049	19%	37,251	41%
Others	17,912	9%	25,996	12%	8,084	45%	50,252	10%	63,066	10%	12,814	25%

Total cost of revenues	$181,660	100%	$214,159	100%	$32,499	18%	$490,044	100%	$657,513	100%	$167,469	34%

Cost of Online Advertising Revenues

Cost of online advertising revenues was $153.5 million and $466.4 million, respectively, for the three and nine months ended September 30, 2015, compared to $129.8 million and $349.0 million, respectively, for the corresponding periods in 2014. The increase in cost of online advertising revenues from the three months ended September 30, 2014 to the three months ended September 30, 2015 was $23.7 million, representing a year-on-year growth rate of 18%, and the increase from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 was $117.4 million, representing a year-on-year growth rate of 34%.

Cost of Brand Advertising Revenues

Cost of brand advertising revenues mainly consists of content and license costs, bandwidth leasing costs, salary and benefits expenses, and depreciation expenses.

Cost of brand advertising revenues was $91.2 million and $295.6 million, respectively, for the three and nine months ended September 30, 2015, compared to $83.4 million and $230.5 million, respectively, for the corresponding periods in 2014.

The increase in cost of brand advertising revenues from the three months ended September 30, 2014 to the three months ended September 30, 2015 was $7.7 million, representing a year-on-year growth rate of 9%. The increase mainly consisted of a $5.4 million increase in content and license costs and a $1.5 million increase in salary and benefits expense.

The increase in cost of brand advertising revenues from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 was $65.1 million, representing a year-on-year growth rate of 28%. The increase mainly consisted of a $48.1 million increase in content and license costs, a $7.4 million increase in salary and benefits expense, and a $3.3 million increase in bandwidth leasing costs.

Our brand advertising gross margin was 40% and 32%, respectively, for the three and nine months ended September 30, 2015, as compared to 44% and 41%, respectively, for the corresponding periods in 2014. The decrease in our brand advertising gross margin was primarily due to an increase in content costs, which outpaced revenue growth.

Cost of Search and Search-related Revenues

Cost of search and search-related revenues mainly consists of traffic acquisition costs, bandwidth leasing costs, depreciation expenses, as well as salary and benefits expenses.

Cost of search and search-related revenues were $62.4 million and $170.8 million, respectively, for the three and nine months ended September 30, 2015, compared to $46.4 million and $118.5 million, respectively, for the corresponding periods in 2014.

The increase in cost of search and search-related revenues from the three months ended September 30, 2014 to the three months ended September 30, 2015 was $16.0 million, representing a year-on-year growth rate of 34%. The increase mainly consisted of a $11.1 million increase in traffic acquisition costs, a $3.1 million increase in bandwidth leasing costs and a $1.6 million increase in depreciation expenses.

The increase in cost of search and search-related revenues from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 was $52.3 million, representing a year-on-year growth rate of 44%. The increase mainly consisted of a $38.2 million increase in traffic acquisition costs, a $10.5 million increase in bandwidth leasing costs and a $3.3 million increase in depreciation expenses.

Our search and search-related gross margin was 58% and 56%, respectively, for the three and nine months ended September 30, 2015, as compared to 53% and 52%, respectively, for the corresponding periods in 2014. The increase in our search and search-related gross margin was mainly due to increased revenues, combined with lower costs as a percentage of search and search-related revenues.

Cost of Online Game Revenues

Cost of online game revenues mainly consists of revenue-sharing payments, salary and benefits expenses, bandwidth leasing costs, and depreciation and amortization expenses.

Cost of online game revenues was $34.6 million and $128.0 million, respectively, for the three and nine months ended September 30, 2015, compared to $33.9 million and $90.8 million, respectively, for the corresponding periods in 2014.

The increase in cost of online game revenues from the three months ended September 30, 2014 to the three months ended September 30, 2015 was $0.7 million, representing a year-on-year growth rate of 2%. The increase included a $11.6 million increase in revenue-sharing payments to mobile app stores, which was offset by a $6.7 million decrease in salary and benefits expenses, a $2.7 million decrease in depreciation and amortization expenses and a $1.7 million decrease in bandwidth leasing costs.

The increase in cost of online game revenues from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 was $37.3 million, representing a year-on-year growth rate of 41%. The increase included a $63.0 million increase in revenue-sharing payments to mobile app stores, which was offset by a $14.4 million decrease in salary and benefits expenses, a $4.4 million decrease in bandwidth leasing costs and a $4.9 million decrease in depreciation and amortization expenses.

Our online game gross margin was 77% and 75%, respectively, for the three and nine months ended September 30, 2015, compared to 77% and 81%, respectively, for the corresponding periods in 2014.

Cost of Others Revenues

Cost of revenues for others services was $26.0 million and $63.1 million, respectively, for the three and nine months ended September 30, 2015, compared to $17.9 million and $50.3 million, respectively, for the corresponding periods in 2014. The increase was mainly due to $5.7 million in film production costs for “Jian Bing Man” that were recognized concurrently with revenue in the third quarter of 2015.

Operating Expenses

The following table presents our operating expenses by nature and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,						Nine Months Ended September 30,
	2014		2015		2015 vs 2014		2014		2015		2015 vs 2014
	Amount	Percentage of the total expense	Amount	Percentage of the total expense	Amount	Incremental ratio	Amount	Percentage of the total expense	Amount	Percentage of the total expense	Amount	Incremental ratio
Operating expenses:
Product development	$107,971	37%	$92,779	35%	$(15,192)	-14%	$327,911	37%	$295,741	40%	$(32,170)	-10%
Sales and marketing	131,742	46%	98,596	37%	(33,146)	-25%	410,702	47%	285,701	38%	(125,001)	-30%
General and administrative	49,730	17%	33,330	13%	(16,400)	-33%	138,330	16%	128,214	17%	(10,116)	-7%
Goodwill impairment and impairment of intangible assets acquired as part of a business acquisition	0	0%	40,324	15%	40,324	N/A	0	0%	40,324	5%	40,324	N/A

Total operating expenses	$289,443	100%	$265,029	100%	$(24,414)	-8%	$876,943	100%	$749,980	100%	$(126,963)	-14%

Product Development Expenses

Product development expenses mainly consist of salary and benefits expenses, depreciation and amortization expenses, facilities expenses, and technical service fees.

Product development expenses were $92.8 million and $295.7 million, respectively, for the three and nine months ended September 30, 2015, compared to $108.0 million and $327.9 million, respectively, for the corresponding periods in 2014.

The decrease in product development expenses from the three months ended September 30, 2014 to the three months ended September 30, 2015 was $15.2 million, representing a year-on-year decrease rate of 14%. The decrease mainly consisted of a $7.4 million decrease in share-based compensation expense, a $7.3 million decrease in salary and benefits expense, and a $4.5 million decrease in content and license costs, offset by a $3.7 million increase in impairment related to game copyrights of Changyou and a $0.3 million increase in depreciation and amortization expense.

The decrease in product development expenses from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 was $32.2 million, representing a year-on-year decrease rate of 10%. The decrease mainly consisted of a $30.1 million decrease in salary and benefits expense, a $6.3 million decrease in share-based compensation expense, and a $5.5 million decrease in content and license expense, offset by a $6.9 million increase in impairment related to game copyrights of Changyou and a $4.4 million increase in depreciation and amortization expense. The decrease in salary and benefits expenses resulted primarily from an accrual for estimated compensation expense associated with three employee incentive plans that had been recognized by Changyou in the first quarter of 2014. The accrual was reversed in the fourth quarter of 2014 due to lowered estimates based on management’s reassessment of the estimated compensation liabilities for the three employee incentive plans. The three employee incentive plans were cancelled during the first quarter of 2015, and therefore no such accrual was made in the first quarter of 2015.

Sales and Marketing Expenses

Sales and marketing expenses mainly consist of advertising and promotional expenditures, salary and benefits expenses, travel expenses, and facility expenses.

Sales and marketing expenses were $98.6 million and $285.7 million, respectively, for the three and nine months ended September 30, 2015, compared to $131.7 million and $410.7 million, respectively, for the corresponding periods in 2014.

The decrease in sales and marketing expenses from the three months ended September 30, 2014 to the three months ended September 30, 2015 was $33.1 million, representing a year-on-year decrease rate of 25%. The decrease mainly consisted of a $27.5 million decrease in advertising and promotional expenditures, which was mainly due to Changyou’s reduction in marketing and promotional spending for mobile Internet products, a $2.9 million decrease in salary and benefits expenses and a $1.5 million decrease in facility expenses.

The decrease in sales and marketing expenses from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 was $125.0 million. The decrease mainly consisted of a $114.9 million decrease in advertising and promotional expenditures, which was mainly due to Changyou’s reduction in marketing and promotional spending for mobile Internet products, a $3.4 million decrease in facility expenses and a $3.2 million decrease in salary and benefits expenses.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses, professional service fees, facility expenses, travel expenses and depreciation and amortization expenses.

General and administrative expenses were $33.3 million and $128.2 million, respectively, for the three and nine months ended September 30, 2015, compared to $49.7 million and $138.3 million, respectively, for the corresponding periods in 2014.

The decrease in general and administrative expenses from the three months ended September 30, 2014 to the three months ended September 30, 2015 was $16.4 million, representing a year-on-year decrease rate of 33%. The decrease mainly consisted of a $8.9 million decrease in salary and benefits expenses, and a $8.8 million decrease in share-based compensation expense, offset by a $0.7 million increase in professional service fees, and a $0.7 million increase in facility expenses.

The decrease in general and administrative expenses from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 was $10.1 million, representing a year-on-year decrease rate of 7%. The decrease mainly consisted of a $13.6 million decrease in salary and benefits expenses, and a $9.1 million decrease in share-based compensation expense, offset by a $7.4 million increase in professional service fees, a $3.6 million increase in facility expenses, and a $2.0 million increase in depreciation and amortization expenses.

Goodwill Impairment and Impairment of Intangibles Acquired as Part of A Business Acquisition

In the third quarter of 2015, we recognized $40.3 million of goodwill impairment and impairment of intangibles acquired as part of a business acquisition. This $40.3 million impairment loss consisted primarily of a $29.6 million goodwill impairment loss and a $8.9 million intangible assets impairment loss related to the MoboTap business, as Changyou management determined that MoboTap was unable to provide expected synergies with Changyou’s platform business.

For the three and nine months ended September 30, 2014, there was no goodwill impairment or impairment of intangibles acquired as part of business acquisitions.

Share-based Compensation Expense

Share-based compensation expense was recognized in costs and expenses for the three and nine months ended September 30, 2014 and September 30, 2015, respectively, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Share-based compensation expense	2014	2015	2014	2015
Cost of revenues	$469	$99	$1,454	$957
Product development expenses (1)	6,052	(1,331)	15,999	9,680
Sales and marketing expenses	937	466	3,751	1,573
General and administrative expenses (1)	7,342	(1,536)	25,402	16,255

	$14,800	$(2,302)	$46,606	$28,465

Share-based compensation expense recognized for share awards of Sohu (excluding Sohu Video), Sogou, Changyou and Sohu Video was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Share-based compensation expense	2014	2015	2014	2015
For Sohu (excluding Sohu Video) share-based awards	$1,337	$2,294	$5,242	$15,031
For Sogou share-based awards (1) (2)	13,098	(1,230)	36,033	5,706
For Changyou share-based awards (1)	514	(3,465)	1,253	7,529
For Sohu Video share-based awards	(149)	99	4,078	199

	$14,800	$(2,302)	$46,606	$28,465

Note (1): The negative amount resulted from re-measured compensation expense based on the then-current fair value of the awards on September 30, 2015 as well as a true-up of share-based compensation expense for forfeited Sogou and Changyou share-based awards.

Note (2): Sogou share-based awards also include compensation expense for Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search-related businesses, and compensation expense equal to the excess of the repurchase price paid to employees over the fair value at the repurchase date of Sogou Class A Ordinary Shares that Sogou repurchased in the second quarter of 2014.

There was no capitalized share-based compensation expense for the three and nine months ended September 30, 2014 and 2015.

As of September 30, 2015, unrecognized share-based compensation expense for Sohu (excluding Sohu Video), Sogou and Changyou share-based awards was as follows (in thousands):

Unrecognized share-based compensation expense	As of September 30, 2015
For Sohu (excluding Sohu Video) share-based awards	$1,707
For Sogou share-based awards (3)	5,482
For Changyou share-based awards	21,940

$29,129

Note (3): Includes the unrecognized compensation expense for employees who transferred from Tencent with Soso search-related businesses.

Operating Profit /(Loss)

For the three and nine months ended September 30, 2015, we had an operating profit of $42.9 million and $63.5 million, respectively, compared to an operating loss of $40.7 million and $171.1 million, respectively, for the corresponding periods in 2014. The increases were mainly due to Changyou’s and Sogou’s having incurred operating losses in the earlier periods and generating operating profits in the later periods. Changyou generated an operating profit of $23.6 million and $121.3 million, respectively, for the three and nine months ended September 30, 2015, compared to an operating loss of $2.6 million and $39.6 million, respectively, for the three and nine months ended September 30, 2014. Sogou generated an operating profit of $36.2 million and $74.0 million, respectively, for the three and nine months ended September 30, 2015, compared to an operating loss of $7.5 million and $22.2 million, respectively, for the three and nine months ended September 30, 2014.

Other Income /(Loss)

We had other income of $70.2 million and $72.9 million, respectively, for the three and nine months ended September 30, 2015, compared to other income of $0.9 million and $5.3 million, respectively, for the corresponding periods in 2014. The increase was mainly due to disposal gain of $55.1 million recognized from Changyou’s sale of the 7Road business and certain Changyou subsidiaries on August 17, 2015.

Net Interest Income

Net interest income was $5.2 million and $17.5 million, respectively, for the three and nine months ended September 30, 2015, compared to $7.5 million and $24.7 million, respectively, for the corresponding periods in 2014.

Income Tax Benefit /(Expense)

Income tax expense was $29.5 million and $57.3 million, respectively, for the three and nine months ended September 30, 2015, compared to an income tax benefit of $1.0 million and $2.6 million, respectively, for the corresponding periods in 2014.

The change from an income tax benefit to income tax expense was mainly due to Changyou. Changyou incurred income tax expense of $25.8 million and $45.7 million, respectively, for the three and nine months ended September 30, 2015, compared to an income tax expense of $0.3 million and income tax benefit of $4.6 million, respectively, for the three and nine months ended September 30, 2014.

Net Income /(Loss)

For the three and nine months ended September 30, 2015, we had net income of $93.2 million and $100.1 million, respectively, compared to net loss of $31.9 million and $138.5 million, respectively, for the corresponding periods in 2014.

Net Income /(Loss) Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest was $42.1 million and $107.3 million, respectively, for the three and nine months ended September 30, 2015, compared to net loss attributable to noncontrolling interest of $4.8 million and $19.1 million, respectively, for the corresponding periods in 2014.

Deemed Dividend to Noncontrolling Sogou Series A Preferred Shareholders

Deemed dividends to noncontrolling Sogou Series A Preferred shareholders were $11.9 million for both the three months and the nine months ended September 30, 2015, compared to nil and $27.7 million, respectively, for the three and the nine months ended September 30, 2014.

In March 2014 and September 2015, Sogou purchased Sogou Series A Preferred Shares from noncontrolling shareholders, which gave rise to deemed dividends of $27.7 million and $11.9 million, respectively. The deemed dividends were deemed to have been contributed by Sohu.com Inc., as a holder of ordinary shares of Sogou, representing a portion of the differences between the prices Sogou paid to China Web and Photon for the Series A Preferred Shares and the carrying amounts of these Series A Preferred Shares in the Group’s consolidated financial statements.

Net Income/ (Loss) Attributable to Sohu.com Inc.

As a result of the foregoing, we had net income of $39.1 million attributable to Sohu.com Inc. for the three months ended September 30, 2015, and a net loss of $19.2 million attributable to Sohu.com Inc. for the nine months ended September 30, 2015, compared to a net loss attributable to Sohu.com Inc. of $27.1 million and $147.1 million, respectively, for the corresponding periods in 2014.

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

As of September 30, 2015, we had cash and cash equivalents of approximately $1.1 billion, and short-term investments of $260.4 million. Of our cash and cash equivalents, $547.9 million was held in financial institutions inside Mainland China and $526.0 million was held in financial institutions outside of Mainland China. Our VIEs held $114.0 million of our cash and cash equivalents and $959.9 million was held outside of our VIEs. In addition, as of September 30, 2015, we had, through Changyou, loans from offshore banks in the principal amount of $344.5 million. These loans were secured by RMB deposits in onshore branches of those banks in the total amount of $371.8 million, which are recognized as restricted time deposits.

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

See “Restrictions and Limitations on Cash Available to Sohu.com Inc.” below and Item 3 “Quantitative and Qualitative Disclosure About Market Risk – Foreign Currency Exchange Rate Risk.”

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2015 (in thousands):

As of September 30, 2015	Contractual Obligation
Repayment of principal of bank loans	$344,500
Purchase of content and services – video	149,737
Purchase of bandwidth	64,719
Purchase of cinema advertisement slot rights	54,849
Operating lease obligations	31,241
Expenditures for operating rights for licensed games with technological feasibility – PC games	24,984
Purchase of content and services – others	14,192
Interest payment commitment	11,819
Fees for operating rights for licensed games in development – mobile games	3,086
Expenditures for operating rights for licensed games with technological feasibility – mobile games	2,911
Fees for operating rights for licensed games in development – PC games	1,520
Others	8,078

Total	$711,636

Significant Cash Related Activities

Sogou

In September 2015, Sogou purchased from Sohu Search (a wholly-owned subsidiary of Sohu) and Photon, pursuant to Repurchase Option Agreements entered into in September 2013, 24.0 million and 6.4 million Series A Preferred Shares of Sogou, for aggregate purchase prices of $78.8 million and $21.0 million, respectively.

Changyou

In the third quarter of 2015, pursuant to a share repurchase program approved by Changyou’s Board of Directors in July 2013, Changyou repurchased 557,600 ADSs, representing 1,115,200 ordinary shares, at an aggregate cost of approximately $13.2 million. The share repurchase program expired on July 26, 2015. As of that date, Changyou had repurchased under the program an aggregate of 1,364,846 Changyou ADSs, representing 2,729,692 ordinary shares, at an aggregate cost of approximately $35.0 million.

On August 17, 2015, (i) Changyou’s VIE Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”), a PRC company that is a VIE of Changyou, completed the sale to Shanghai Yong Chong Investment Center LP, a PRC limited partnership, of all of the equity interests in Shenzhen 7Road Technology Co., Ltd., a PRC company primarily engaged in the Web game business, and (ii) Changyou.com (HK) Limited, a Hong Kong company that is a wholly-owned subsidiary of Changyou, completed the sale to Supermax Holdings Group Limited, a British Virgin Islands company, of all of the equity capital of Changyou My Sdn. Bhd, a Malaysia company, and Changyou.com (UK) Company Limited, a United Kingdom company, which are engaged in the online game business in Malaysia and the United Kingdom, respectively. The aggregate consideration for these transactions was $205.0 million in cash. All of the consideration had been paid to Changyou as of September 30, 2015.

Cash Generating Ability

Our cash flows were summarized below (in thousands):

	Nine Months Ended September 30,
	2014	2015
Net cash provided by operating activities	$94,785	$357,463
Net cash used in investing activities	(418,097)	(108,492)
Net cash used in financing activities	(118,888)	(43,146)
Effect of exchange rate change on cash and cash equivalents	(4,192)	(8,220)
Reclassification of cash and cash equivalents to held-for-sale assets	0	(66)

Net increase /(decrease) in cash and cash equivalents	(446,392)	197,539
Cash and cash equivalents at beginning of period	1,287,288	876,340

Cash and cash equivalents at end of period	$840,896	$1,073,879

Net Cash Provided by Operating Activities

For the nine months ended September 30, 2015, $357.5 million net cash provided by operating activities was primarily attributable to our net income of $100.1 million, adjusted by (i) the add back of non-cash items consisting of $190.3 million depreciation and amortization expense, $40.3 million goodwill impairment and impairment of intangible assets acquired as part of a business acquisition, $28.5 million share-based compensation expense, $12.0 million impairment of intangible assets, $3.8 million investment loss from an equity investment, and $3.9 million other items, (ii) offset by $55.1 million of disposal gain from the sale of the 7Road business and certain Changyou subsidiaries, $13.0 million disposal gain from sale of investments, and a $1.1 million change in the fair value of short-term investments. The increase in cash from $47.8 million working capital items is also included in operating cash flow.

For the nine months ended September 30, 2014, $94.8 million net cash provided by operating activities was primarily attributable to our net loss of $138.5 million, adjusted by (i) the add back of non-cash items consisting of $158.3 million depreciation and amortization expense, $29.5 million share-based compensation expense, and $3.2 million other items, (ii) offset by a $2.3 million change in the fair value of a put option, $1.4 million in income from investments in debt securities, and a $0.4 million change in the fair value of short-term investments. The increase in cash from $46.4 million working capital items is also included in operating cash flow.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2015, $108.5 million net cash used in investing activities was primarily attributable to (i) $190.7 million used in the purchase of fixed assets and intangible assets, $76.6 million used in the purchase of short-term investments, $37.8 million used in the purchase of long-term investments (mainly composed by Sohu’s investment of $16.3 million in SoEasy Internet Finance Group Limited in April 2015 and Sogou’s investment of $12.0 million in Zhihu Technology Limited in September 2015), $20.0 million in loans to a third party, and $13.1 million of funds deposited by Changyou, (ii) offset by $183.1 million in consideration received from Changyou’s sale of the 7Road business (net of cash in 7Road upon its disposition) and certain Changyou subsidiaries, $11.9 million in consideration received from the sale of an equity investment, the withdrawal of $30.8 million in restricted time deposits originally used as collateral for Changyou loans from offshore banks, and $3.9 million in proceeds from other investing activities.

For the nine months ended September 30, 2014, $418.1 million net cash used in investing activities was primarily attributable to (i) $206.7 million used in short-term investments, $172.1 million used in the purchase of fixed assets and intangible assets, $86.5 million used as consideration for the acquisition of MoboTap (net of cash acquired), $24.6 million used for long-term investments, and $13.6 million of restricted time deposits made as collateral for Changyou loans from offshore banks, offset by (ii) $82.0 million in proceeds of debt securities at maturity, and $3.4 million in proceeds from other investing activities.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2015, $43.1 net cash used in financing activities was primarily attributable to (i) $25.5 million used in Changyou’s repayment of loans from offshore banks, $21.0 million used in Sogou’s repurchase of Series A Preferred Shares of Sogou from Photon, and $14.5 million used in Changyou’s repurchase of its ADSs, offset by (ii) $12.9 million in loan proceeds from Changyou, $2.1 million received from the exercise of share-based awards, and $2.9 million in proceeds from other financing activities.

For the nine months ended September 30, 2014, $118.9 million net cash used in financing activities was primarily attributable to (i) Changyou’s repayment of $410.2 million of loans to offshore banks, $47.3 million used in Sogou’s repurchase of Series A Preferred Shares of Sogou from China Web, $24.6 million used in Sogou’s repurchase of its Class A Ordinary Shares from noncontrolling shareholders, $2.8 million used in payment of contingent consideration by Changyou, and $4.9 million used in other investing activities, (ii) offset by proceeds of loans from offshore banks of $370 million and $0.9 million received from the exercise of share-based awards.

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

PRC Restrictions Related to Our VIE Structure

While generally Sohu.com Inc.’s VIEs generate revenues and cash, most of those VIEs, other than those which are VIEs of Changyou.com Limited, incurred deficits as a result of significant costs involved in their operations for the three and nine months ended September 30, 2015.

Substantially all of Changyou.com Limited’s operations are conducted through its VIEs, which generate most of Changyou’s online game revenues. Although Changyou’s subsidiaries received or absorbed a majority of the VIEs’ profits or losses pursuant to contractual agreements between the VIEs and Changyou’s PRC subsidiaries providing for payments to the subsidiaries in return for services provided to the VIEs by the PRC subsidiaries, significant cash balances remained in Changyou’s VIEs as of September 30, 2015. As Changyou’s VIEs are not owned by Changyou’s PRC subsidiaries, the VIEs are not able to make dividend payments to the subsidiaries. Therefore, in order for Sohu.com Inc. or our subsidiaries outside of Mainland China to receive any dividends, loans or advances from Changyou’s PRC subsidiaries, we will need to rely on these contractual payments made by Changyou’s VIEs to Changyou’s PRC subsidiaries. Depending on the nature of services provided by Changyou’s PRC subsidiaries to their corresponding VIEs, certain of these payments will subject to PRC taxes, including Business Tax and VAT, which will effectively reduce the amount that the PRC subsidiary receives from its corresponding VIE. In addition, the PRC government could impose restrictions on such payments or change the tax rates applicable to such payments.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2015, the FASB issued Consolidation (Topic 810) – Amendments to the Consolidation Analysis. The amendments in Topic 810 respond to stakeholders’ concerns about the current accounting for consolidation of variable interest entities, by changing aspects of the analysis that a reporting entity must perform to determine whether it should consolidate such entities. Under the amendments, all reporting entities are within the scope of Subtopic 810-10, Consolidation – Overall, including limited partnerships and similar legal entities, unless a scope exception applies. The amendments are intended to be an improvement to current U.S. GAAP, as they simplify the codification of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R), with changes including reducing the number of consolidation models through the elimination of the indefinite deferral of Statement 167 and placing more emphasis on risk of loss when determining a controlling financial interest. The amendments are effective for publicly-traded companies for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. Earlier adoption is permitted. We are currently evaluating the impact on our consolidated financial statements of adopting this guidance.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, an acquirer must recognize measurement-period adjustments during the period in which it determines the amounts, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date. This update is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The implementation of this update is not expected to have any material impact on our condensed consolidated financial statements.

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

The following table sets forth a summary of our foreign currency sensitive financial instruments as of September 30, 2015. These financial instruments are recorded at their fair value.

	Denominated in (in thousands)
	US$	RMB	HK$	Others	Total
Cash and cash equivalents	$310,401	$746,957	$14,479	$2,042	$1,073,879
Restricted time deposits	9,303	371,784	0	0	381,087
Short-term investments	0	260,431	0	0	260,431
Accounts receivable	5,974	278,410	912	0	285,296
Prepaid and other current assets	15,009	145,962	19	774	161,764
Held-for-sale assets	0	10,080	0	0	10,080
Available-for-sale securities	17,933	0	0	0	17,933
Short-term bank loans	25,500	0	0	0	25,500
Held-for-sale liabilities	0	1,251	0	0	1,251
Other current liabilities	32,066	870,050	0	0	902,116
Long-term accounts payable	0	4,257	0	0	4,257
Long-term bank loans	$319,000	$0	$0	$0	$319,000

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

INFLATION RATE RISK

According to the National Bureau of Statistics of China, the consumer price index grew 1.4% in the nine months ended September 30, 2015, compared to an increase of 2.1% in the nine months ended September 30, 2014. While the increase in 2015 represented a decline in the rate of inflation compared to the corresponding period in 2014, there may be increases in the rate of inflation in the future, which could have a material adverse effect on our business.

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

During the nine months ended September 30, 2015, Sohu.com Inc. did not use any proceeds from the offering. The remaining net proceeds from the offering have been invested in cash and cash equivalents. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Please see the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 6, 2015

SOHU.COM INC.

By:	/s/ Carol Yu
Carol Yu
President and Chief Financial Officer

Sohu.com Inc.

Quarterly Report on Form 10-Q for Quarter Ended September 30, 2015

EXHIBITS INDEX

10.1	Loan and Share Pledge Agreement, dated July 1, 2015, among Sohu Media, Charles Zhang and Wei Li.

10.2	Loan and Share Pledge Agreement, dated July 1, 2015, among Focus HK, Charles Zhang and Wei Li.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Charles Zhang

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu

32.1	Section 1350 Certification of Charles Zhang

32.2	Section 1350 Certification of Carol Yu

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of December 31, 2014 and September 30, 2015 ; (ii) Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2014 and 2015; (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2015; (iv) Condensed Consolidated Statements of Changes in Equity for the Nine Months Ended September 30, 2014 and 2015; and (v) Notes to Condensed Consolidated Financial Statements, tagged using four different levels of detail.