Form 10-K
period 2015-12-31
SOHU COM INC
filed 2016-02-26
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant, based upon the last sale price on June 30, 2015 as reported on the NASDAQ Global Select Market, was approximately $1.36 billion.

As of January 31, 2016, there were 38,666,434 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Sohu’s 2016 Annual Meeting of Stockholders to be filed on or about April 29, 2016 are incorporated into Part III of this report.

SOHU.COM INC.

PART I

As used in this report, references to “us,” “we,” “our,” “our company,” “our Group,” the “Sohu Group,” the “Group,” and “Sohu.com” are to Sohu.com Inc. and, except where the context requires otherwise, our wholly-owned and majority-owned subsidiaries and variable interest entities (“VIEs”) Sohu.com Limited, Sohu.com (Hong Kong) Limited (“Sohu Hong Kong”), All Honest International Limited (“All Honest”), Sohu.com (Game) Limited (“Sohu Game”), Go2Map Inc., Sohu.com (Search) Limited (“Sohu Search”), Sogou Inc. (“Sogou”), Sogou (BVI) Limited (“Sogou BVI”), Sogou Hong Kong Limited (“Sogou HK”), Vast Creation Advertising Media Services Limited (“Vast Creation”), Sogou Technology Hong Kong Limited, Fox Video Investment Holding Limited (“Video Investment”), Fox Video Limited (“Sohu Video”), Fox Video (HK) Limited (“Video HK”), Focus Investment Holding Limited, Sohu Focus Limited, Sohu Focus (HK) Limited, Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu Software Technology Co., Ltd., Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”), Beijing Sogou Network Technology Co., Ltd (“Sogou Network”), Fox Information Technology (Tianjin) Limited (“Video Tianjin”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”), Beijing Sohu New Momentum Information Technology Co., Ltd. (“Sohu New Momentum”), Beijing Century High Tech Investment Co., Ltd. (“High Century”), Beijing Heng Da Yi Tong Information Technology Co., Ltd. (“Heng Da Yi Tong”, formerly known as Beijing Sohu Entertainment Culture Media Co., Ltd.), Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”), Beijing GoodFeel Technology Co., Ltd., Beijing Sogou Information Service Co., Ltd. (“Sogou Information”), Beijing 21 East Culture Development Co., Ltd., Beijing Sohu Donglin Advertising Co., Ltd.(“Donglin”), Beijing Pilot New Era Advertising Co., Ltd. (“Pilot New Era”), Beijing Focus Yiju Network Information Technology Co., Ltd., SohuPay Science and Technology Co., Ltd., Beijing Sohu Dianjin Information Technology Co., Ltd., Beijing Yi He Jia Xun Information Technology Co., Ltd., Tianjin Jinhu Culture Development Co., Ltd. (“Tianjin Jinhu”), Guangzhou Qianjun Network Technology Co., Ltd. (“Guangzhou Qianjun”), Shenzhen Shi Ji Guang Su Information Technology Co., Ltd., Chengdu Sogou Easypay Technology Co., Ltd., Beijing Shi Ji Si Su Technology Co., Ltd., Chongqing Qogir Enterprise Management Consulting Co., Ltd., SendCloud Technology Co., Ltd., Beijing Hua Yang Lian Zhong Advertising Co., Ltd, Beijing Focus Interactive Information Service Co., Ltd., Beijing Focus Xin Gan Xian Information Technology Co., Ltd., Beijing Focus Real Estate Agency Co., Ltd. and our independently-listed majority-owned subsidiary Changyou.com Limited (“Changyou,” formerly known as TL Age Limited) as well as the following direct and indirect subsidiaries and VIEs of Changyou: Changyou.com HK Limited (“Changyou HK”) formerly known as TL Age Hong Kong Limited), Changyou.com Webgames (HK) Limited (“Changyou HK Webgames”), Changyou.com Gamepower (HK) Limited, ICE Entertainment (HK) Limited (“ICE HK”), Changyou.com Gamestar (HK) Limited, Changyou.com (US) LLC. (formerly known as AmazGame Entertainment (US) Inc.), Changyou.com Korea Limited, Changyou.com India Private Limited, Changyou BİLİŞİM HİZMETLERİ TİCARET LİMİTED ŞİRKETİ, Kylie Enterprises Limited, Mobogarden Enterprises Limited, Heroic Vision Holdings Limited, TalkTalk Limited, RaidCall (HK) Limited, 7Road.com Limited (“7Road”), 7Road.com HK Limited (“7Road HK”), Changyou.com (TH) Limited, Changyou.com Rus Limited, PT.CHANGYOU TECHNOLOGY INDONESIA, Changyou Middle East FZ-LLC, Changyou.com Technology Brazil Desenvolvimento De Programas LTDA, Greative Entertainment Limited (formerly known as Greative Digital Limited), Glory Loop Limited (“Glory Loop”), MoboTap Inc. (“MoboTap”, a Cayman Islands company), MoboTap Inc. Limited (“MoboTap HK”), MoboTap Inc. (a Delaware corporation), Dolphin Browser Inc., TMobi Limited (formerly known as Muse Entertainment Limited), Dstore Technology Limited, Mobo Information Technology Pte. Ltd., Changyou Mobo Glint Limited, Global Cool Limited, Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”), Beijing Changyou Skyline Property Management Co. Ltd, Beijing Cruise stars Technology Co., Ltd., Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”), ICE Information Technology (Shanghai) Co., Ltd. (“ICE Information”), Beijing Changyou RaidCall Internet Technology Co., Ltd. (“RaidCall”), Beijing Yang Fan Jing He Information Consulting Co., Ltd. (“Yang Fan Jing He”), Shanghai Jingmao Culture Communication Co., Ltd. (“Shanghai Jingmao”), Shanghai Hejin Data Consulting Co., Ltd., Beijing Changyou Jingmao Film & Culture Communication Co., Ltd. (“Beijing Jingmao”), Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”), Beijing Guanyou Gamespace Digital Technology Co., Ltd. (“Guanyou Gamespace”), Beijing Zhi Hui You Information Technology Co., Ltd., Shanghai ICE Information Technology Co., Ltd. (“Shanghai ICE”), Shenzhen 7Road Network Technologies Co., Ltd. (“7Road Technology”), Beijing Changyou Star Digital Technology Co., Ltd (“Changyou Star”), Beijing Changyou Creation Information Technology Co., Ltd. (formerly known as Beijing Changyou e-pay Co. Ltd.), Beijing Changyou Aishouxin Ecological Technology Co., Ltd., Shenzhen Brilliant Imagination Technologies Co., Ltd. (“Brilliant Imagination”), Fujian Changyou Heguang Electronic Technology Co., Ltd., Beijing Baina Information Technology Co., Ltd., Baina Zhiyuan (Beijing) Technology Co., Ltd. (“Beijing Baina Technology”), Baina Zhiyuan (Chengdu) Technology Co., Ltd., Chengdu Xingyu Technology Co., Ltd., Baina (Wuhan) Information Technology Co., Ltd. (“Wuhan Baina Information”), Wuhan Xingyu Technology Co., Ltd., Wuhan Hualian Chuangke Technology Co., Ltd., Beijing Changyou Ledong Internet Technology Co., Ltd., Beijing Global Cool Technology Co., Ltd., and Beijing Changyou Creative Technology Co., Ltd., and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 1. BUSINESS

OUR COMPANY

Sohu.com Inc. (NASDAQ: SOHU), a Delaware corporation organized in 1996, is a leading Chinese online media, search and game service group providing comprehensive online products and services on PCs and mobile devices in the People’s Republic of China (the “PRC” or “China”). Our businesses are conducted by Sohu.com Inc. and its subsidiaries and VIEs (collectively referred to as the “Sohu Group”). The Sohu Group consists of Sohu, which when referred to in this report, unless the context requires otherwise, excludes the businesses and the corresponding subsidiaries and VIEs of Sogou Inc. (“Sogou”) and Changyou.com Limited (“Changyou”), Sogou and Changyou. Sogou and Changyou are indirect controlled subsidiaries of Sohu.com Inc. Sohu is a leading Chinese language online media content and services provider. Sogou is a leading online search, client software and mobile Internet product provider in China. Changyou is a leading online game developer and operator in China as measured by the popularity of its PC game Tian Long Ba Bu (“TLBB”) and its mobile game TLBB 3D, and engages primarily in the development, operation and licensing of online games for PCs and mobile devices. Most of our operations are conducted through our indirect wholly-owned and majority-owned China-based subsidiaries and VIEs.

In August 1996, we were incorporated in Delaware as Internet Technologies China Incorporated, and in January 1997 we launched our original Website, itc.com.cn. In February 1998, we re-launched our Website under the domain name Sohu.com and, in September 1999, we renamed our company Sohu.com Inc. On July 17, 2000, we completed our initial public offering on NASDAQ.

OUR BUSINESS

Through the operation of Sohu, Sogou and Changyou, we generate online advertising revenues (including brand advertising revenues and search and search-related revenues (which we formerly referred to as “search and Web directory” revenues)), online games revenues and others revenues. Online advertising and online games are our core businesses. In the year ended December 31, 2015, total revenues generated by Sohu, Sogou and Changyou were approximately $1.94 billion, including:

Sohu:

•	$520.0 million in brand advertising revenues, of which $197.6 million was from Sohu Media Portal, $212.8 million was from Sohu Video, and $109.6 million was from Focus; and

•	$64.5 million in others revenues, mainly attributable to the filming business from the film “Jian Bing Man” and mobile-related services.

Total revenues generated by Sohu were $584.5 million.

Sogou:

•	$539.5 million in search and search-related revenues; and

•	$52.2 million in others revenues, primarily attributable to Sogou’s offering of Internet value-added services (or “IVAS”) with respect to the operation of Web games and mobile games developed by third parties, as well as other services and products provided to users .

Total revenues generated by Sogou were $591.7 million.

Changyou:

•	$636.8 million in online game revenues;

•	$57.1 million in brand advertising revenues, mainly attributable to Changyou’s 17173.com Website; and

•	$67.0 million in others revenues attributable to Changyou’s cinema advertising revenues, and Changyou’s operation of the platform channel business, which consists primarily of the 17173.com Website and also includes the Dolphin Browser and RaidCall.

Total revenues generated by Changyou were $760.9 million.

For the year ended December 31, 2015, our total brand advertising revenues were $577.1 million, total search and search-related revenues were $539.5 million, total online game revenues were $636.8 million, and total others revenues were $183.6 million.

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

•	Sohu Media Portal. Sohu Media Portal is a leading online news and information provider in China. Sohu Media Portal provides users comprehensive content through www.sohu.com for PCs, the mobile portal m.sohu.com and the mobile phone application Sohu News APP;

•	Sohu Video. Sohu Video (tv.sohu.com) is a leading online video content and service provider in China through tv.sohu.com for PCs and the mobile phone application Sohu Video APP; and

•	Focus. Focus (www.focus.cn) is a leading online real estate information and services provider in China.

Revenues generated by the brand advertising business are classified as brand advertising revenues in tour consolidated statements of comprehensive income.

Others Business

Sohu also engages in the others business, which includes the filming business, mobile-related services, sub-licensing of purchased video content to third parties, and paid subscription services. Revenues generated by Sohu from the others business are classified as others revenues in our consolidated statements of comprehensive income.

Sogou’s Business

Search and search-related Business

The search and search-related business primarily offers advertisers pay-for-click services, as well as online marketing services on Web directories operated by Sogou. Pay-for-click services enable advertisers’ promotional links to be displayed on the Sogou search result pages and Sogou Website Alliance members’ Websites where the links are relevant to the subject and content of such Web pages. Both pay-for-click services and online marketing services on Web directories operated by Sogou expand the distribution of our advertisers’ promotional links and advertisements by leveraging traffic on Sogou Website Alliance members’ Websites. Our search and search-related business benefits significantly from our collaboration with Tencent Holdings Limited (together with its subsidiaries, “Tencent”), which provides us access to traffic generated from users of products and services provided by Tencent.

Revenues generated by the search and search-related business are classified as search and search-related revenues in our consolidated statements of comprehensive income.

Others Business

Sogou also engages in the others business, primarily by offering IVAS with respect to the operation of Web games and mobile games developed by third parties, as well as other services and products provided to users. Revenues generated by Sogou from the others business are classified as others revenues in our consolidated statements of comprehensive income.

Changyou’s Business

Changyou has three businesses, consisting of the online game business, the platform channel business and the others business.

Online Game Business

Changyou’s online game business offers to game players PC games, which are interactive online games that are accessed and played simultaneously by hundreds of thousands of game players through personal computers and require that local client-end game access software be installed on the computers used; mobile games, which are played on mobile devices and require an Internet connection; and Web games, which are online games that are played through a Web browser with no local game software installation requirements. Web games became a relatively insignificant part of Changyou’s online games business following the sale of 7Road’s operating company Shenzhen 7Road Technology Co., Ltd., or Shenzhen 7Road, in August 2015. Changyou’s games are operated under the item-based revenue model, meaning that game players can play the games for free, but can choose to pay for virtual items, which are non-physical items that game players can purchase and use within a game, such as gems, pets, fashion items, magic medicine, riding animals, hierograms, skill books and fireworks. Revenues derived from the operation of online games are classified as online game revenues in our consolidated statements of comprehensive income.

Platform Channel Business

Changyou’s platform channel business consists primarily of the operation of the 17173.com Website, the Dolphin Browser and RaidCall. The 17173.com Website, which is one of the leading game information portals in China, provides news, electronic forums, online videos and other information services on online games to game players. The Dolphin Browser is a gateway to a host of user activities on mobile devices, with the majority of its users based in Europe, Russia and Japan. RaidCall provides online music and entertainment services, primarily in Taiwan. Revenues generated by the 17173.com Website are classified as brand advertising revenues and revenues generated by the Dolphin Browser and by RaidCall are classified as others revenues in the Group’s consolidated statements of comprehensive income.

Others Business

Changyou also operates a cinema advertising business, which consists of Changyou’s offering of pre-film cinema advertising slots for advertisements that are shown before the screening of a movie in a cinema theatre. Revenues generated by Changyou’s cinema advertising business are classified as others revenues in the Sohu Group’s consolidated statements of comprehensive income.

Significant Business Transactions

Changyou-Related Transactions

On August 17, 2015, (i) Changyou’s VIE Gamease completed the sale to Shanghai Yong Chong Investment Center LP, a PRC limited partnership, of all of the equity interests in Shenzhen 7Road Technology Co., Ltd. (“Shenzhen 7Road”), a PRC company primarily engaged in the Web game business, and (ii) Changyou.com (HK) Limited, a Hong Kong company that is a wholly-owned subsidiary of Changyou, completed the sale to Supermax Holdings Group Limited, a British Virgin Islands company, of all of the equity capital of Changyou My Sdn. Bhd, a Malaysia company, and Changyou.com (UK) Company Limited, a United Kingdom company, which are engaged in the online game business in Malaysia and the United Kingdom, respectively. The aggregate consideration for these transactions was $205.0 million in cash. As of December 31, 2015, all the consideration had been paid to Changyou. In connection with these transactions, a disposal gain of $55.1 million was recognized in the Sohu Group’s consolidated statements of comprehensive income for the year of 2015.

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

In September 2015, Sogou purchased from Sohu Search and Photon, pursuant to the Repurchase Option Agreements entered into in September 2013, 24.0 million and 6.4 million Series A Preferred Shares of Sogou, for aggregate purchase prices of $78.8 million and $21.0 million, respectively. After this repurchase, the Sohu Group holds an approximately 36% equity interest in Sogou, assuming all share options under the Sogou 2010 Share Incentive Plan and all share options under the Sohu Management Sogou Share Option Arrangement are granted and exercised and all of the 4.2 million Class A Ordinary Shares Sogou repurchased in June 2014 were issued to shareholders other than Sohu.

Pursuant to the Shareholders Agreement, the Sohu Group holds approximately 52% of the total voting power and controls the election of the Board of Directors of Sogou, assuming that Tencent’s non-voting Class B Ordinary Shares are converted to voting shares, and all share options under the Sogou 2010 Share Incentive Plan and all share options under the Sohu Management Sogou Share Option Arrangement are granted and exercised. As Sohu.com Inc. is the controlling shareholder of Sogou, we consolidate Sogou in the Sohu Group’s consolidated financial statements, and recognize noncontrolling interest reflecting economic interests in Sogou held by shareholders other than Sohu.com Inc.

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

Sources

Sohu Media Portal

Sohu Media Portal is a leading online news and information provider in China. Sohu Media Portal provides users comprehensive content through www.sohu.com for PCs, the mobile portal m.sohu.com and the mobile phone application Sohu News APP. We provide content by aggregating content from other media organizations and partnering with independent contributors, and also use content generated by our in-house editorial teams. We use algorithms to recommend to users personalized content that may interest them.

Sohu Video

Sohu Video (tv.sohu.com) is a leading online video content and service provider in China. We deliver premium purchased video content, self-developed video content, and user-generated content, or UGC. Professional generated content (PGC) is a sub-category of UGC where the content is made by a large group of professional or semi-professional content studios. Sohu Video began to proactively develop this content category during 2015. We provide users free access to the majority of our extensive and comprehensive video content library, which includes popular domestic and overseas television dramas, variety shows, movies, self-developed shows and programs, news, documentaries, animations, entertainment-related content, and live television Webcasts. We also offer selected fee-based video content, including movies and educational video content. Users can access our video content via PCs through tv.sohu.com, or via mobile devices by visiting our mobile video site or installing Sohu Video APP, our mobile video application.

Focus

Focus (www.focus.cn) is a leading online real estate information and services provider in China. Focus provides diversified online content consisting of new homes for sale, properties for re-sale and home furnishing services, and other comprehensive services and solutions for house seekers, homeowners and buyers. Focus membership cards allow potential home buyers to purchase specified properties from real estate developers at a discount greater than the price that Focus charges for the card. Focus has also developed a transaction platform to offer online and offline services that facilitate the purchase of new homes by buyers.

Business Model

In the brand advertising business, we enjoy a strong competitive position as one of the leading Internet companies in China. Through the platforms described above, we have built a sizeable user base through good user experiences provided by our products and services. This user base is appealing to advertisers. Through PCs and mobile devices, we provide advertisement placements to advertisers on our different Internet platforms and in different formats, including banners, links, logos, buttons, full screen, pre-roll, mid-roll, post-roll video screens, and pause video screens, as well as loading page ads and news feed ads. We rely on both direct sales by our internal sales force and sales by advertising agents for advertising on our Internet platforms. Our advertisers include multinational companies, many of which are Fortune 500 companies, as well as Chinese domestic medium and small companies.

Currently we have four main types of pricing models, consisting of the Fixed Price model, the Cost Per Impression (“CPM”) model, the E-commerce model, and the Cost Per click (“CPC”) model.

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

E-commerce model

The E-commerce model is used by Focus. Under this model, revenues are mainly generated from sales of membership cards which allow potential home buyers to purchase specified properties from real estate developers at a discount greater than the price that Focus charges for the card. Membership fees are refundable until the potential home buyer uses the discount to purchase a property. Focus recognizes such revenues upon obtaining confirmation that the membership card has been redeemed to purchase a property.

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

Sogou’s Business

Search and search-related Business

Products and Services for Users

Sogou’s main business is the search and search-related business. Sogou is a leading online search, client software and mobile Internet product provider in China. Sogou offers extensive products and services, including Sogou Search, Sogou Input Method, Sogou Browser and Sogou Web Directory to China’s online users.

Sogou Search

Sogou Search, which means “Search Dog,” is Sogou’s proprietary search engine and is conducted through Sogou.com. It performs interactive searches of billions of Web pages using advanced algorithms. Upon a search query, the user is taken through a fast and convenient interactive process to reach the most relevant selection of integrated Websites and search results pages through PCs and mobile devices. Sogou Search provides users with high updating speeds, short response times and accurate search results, based on a large database capacity of retrieved pages. We also provide mobile-specific search features to better serve users of mobile devices through Sogou Search APP, which embeds voice and image searches, intuitive display of search results and personalized features to retrieve search records. We have been proactively developing artificial intelligence technologies based on deep learning in many areas, including Chinese language processing, and image and voice recognition. Such technologies have been successfully applied to optimize our general search results ranking, voice search and image search to consistently improve search quality.

Sogou focuses its efforts on enhancing the overall user experience through differentiation. Through close cooperation with Tencent, Sogou provides a full range of search services for the users of Tencent’s products and services on PCs and mobile devices. In 2014, Sogou launched a unique Weixin search function for both PCs and mobile devices, which allows users to search the content that is published on Weixin’s accounts. In 2015, we further established exclusive access to QQ Interest Tribes, which enables users to search the content generated from these communities. In addition, we explored other channels to add more differentiated content to our search services. In October 2015, we launched a search function for both PCs and mobile devices using an online question and answer-based knowledge and information sharing platform operated by Zhihu Technology Limited (“Zhihu”), which pushes its specialized content to Sogou so that our users have immediate access to such content.

Sogou Input Method

Sogou Input Method is in-house developed software for the input of Chinese characters on PCs and mobile devices. It is among the most popular Internet products in China and has a dominant market share. Sogou Input Method uses search engine technology to capture and generate vocabularies and language models and can present the latest trends in words used by Internet users. In December 2015, Sogou Input Method’s monthly active users on PCs reached 488 million, with a penetration rate over 90% in China, according to iResearch. Sogou Mobile Keyboard, the mobile version of Sogou Input Method, provides, in addition to character input, tailored features for smart phones, such as multimedia (voice and image) input, handwriting recognition, and vocabulary sync between mobile devices and PCs. In December 2015, Sogou Mobile Keyboard was the third largest mobile application in China in terms of daily active users, according to iResearch.

Sogou Browser

Sogou Browser is our self-developed browser for both PCs and mobile devices that is designed with technologies to make the Web-navigation faster, safer, and easier. Sogou Browser for PCs has an original dual-core network-layer system and a seven-stage acceleration mechanism, which can accelerate browsing speed and substantially enhance the experience of a user accessing the Internet. We also provide users with a mobile version of Sogou Browser. Our mobile browser has mobile-specific features, including file transfer from PC to mobile and smart detection of downloadable resources within the Webpage.

Sogou Web Directory

Sogou Web Directory is a popular Chinese Web directory navigation site for both PCs and mobile devices which serves as a key access point to popular and preferred Websites.

Products and Services for Advertisers

Search and search-related services include primarily pay-for-click services, as well as online marketing services on Web directories operated by Sogou.

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

Online Marketing Services on Web Directories Operated by Sogou

Online marketing services on Web directories operated by Sogou mainly consist of displaying advertisers’ promotional links on the Web pages of Web directories. Revenue for online marketing services on Web directories operated by Sogou is normally recognized on a straight-line basis over the contract period, provided our obligations under the contract have been met and all revenue recognition criteria have been met.

Both pay-for-click services and online marketing services on Web directories operated by Sogou expand the distribution of advertisers’ promotional links or advertisements by leveraging traffic on Sogou Website Alliance members’ Websites. We recognize gross revenue for the amount of fees we receive from advertisers, as we have the primary responsibility for fulfillment and acceptability. Payments made to Sogou Website Alliance members are included in cost of search and search-related revenues as traffic acquisition costs. We pay Sogou Website Alliance members based on either revenue-sharing arrangements, under which we pay a percentage of pay-for-click revenues generated from clicks by users of their properties, or on a pre-agreed unit price.

Others

Sogou also engages in the others business, primarily by offering IVAS with respect to the operation of Web games and mobile games developed by third parties, as well as other services and products provided to users. Revenues generated by Sogou from the others business are classified as others revenues in our consolidated statements of comprehensive income.

Changyou’s Business

Online Game Business

Business Model

Changyou’s game players typically access Changyou’s games through personal computers and mobile devices, such as mobile phones and tablets, connected to the Internet. In order to access Changyou’s PC games, game access software must be installed in the computer being used. Game players using PCs can typically download Changyou’s game access software, interim updates and expansion packs directly from its official game Website. Game players access Changyou’s mobile games by downloading its mobile game applications, primarily from third-party mobile application stores or, to a lesser extent, from Changyou’s official game Website. Prior to the sale of Shenzhen 7Road in August 2015, Changyou’s online games also included Web games, which became a relatively insignificant part of its online games business following the sale.

Changyou’s online games include a variety of genres, including MMOGs, RPGs, MMORPGs, ARPGs, TPSs and CCGs. MMOGs are massive multiplayer online games that allow a large number of players to interact with one another within a virtual world. RPGs are role-playing games that allow users to take on the role of a character that can interact within a game’s imaginary world. MMORPGs and ARPGs are subsets of RPGs, with MMORPGs emphasizing the interaction of a large number of players and ARPGs emphasizing real-time action where a player has direct control over characters and enjoys various forms of combat systems. TPSs are third person shooter games that are structured around shooting, where a player can see and control an avatar on-screen in a third-person view. CCGs are collectible card games in which players collect cards and compete to win by using card sets with different functions.

Changyou’s games are operated under the item-based revenue model, meaning game players can play Changyou’s games for free, but may choose to pay for virtual items, which are non-physical items that game players can purchase and use within a game, such as gems, pets, fashion items, magic medicine, riding animals, hierograms, skill books and fireworks. Through virtual items, players are able to enhance or personalize their game environments or game characters, accelerate their progress in Changyou’s games and share and trade with friends.

For players who choose to purchase virtual goods, Changyou delivers enhanced gameplay experiences and benefits, such as:

Accelerated Progress. Many of Changyou’s games offer players the option to purchase items that can accelerate their progress in the game and increase their capabilities, so that they level up more quickly and compete more effectively against others in the game. While Changyou sells many items that accelerate progress in its games, Changyou monitors and carefully balances the disparity in capabilities between paying and non-paying game players to avoid discouraging non-paying game players and to keep the game challenging and interesting for paying game players.

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

Self-Operated Games

For self-operated games, Changyou determines the price of virtual items based on the demand or expected demand for such virtual items. Changyou may change the pricing of certain virtual items based on its consumption patterns. Changyou hosts the games on its own servers and is responsible for sales and marketing of the games as well as customer service. Changyou’s self-operated games include PC games and mobile games developed in house as well as PC games and mobile games that Changyou licenses from or jointly develops with third party developers.

Licensed Out Games

Changyou also authorizes third parties to operate its online games. Changyou currently licenses TLBB and Steel Ocean to third- party operators, including operators in Hong Kong, Malaysia, Vietnam, and Taiwan. Changyou licenses its mobile games, including TLBB 3D, Qin Shi Min Yue 2, Dashfire and Feng Yun to third-party operators, including operators in Hong Kong, Korea, Macau, Malaysia, Vietnam, Singapore, Taiwan, and Thailand. Changyou also licenses some of its games, including Feng Yun, to third-party operators in China.

The licensed-out games include PC games and mobile games developed in house as well as mobile games licensed from and jointly developed with third-party developers. Under Changyou’s licensing arrangements with third-party operators, the operators pay Changyou upfront license fees and Changyou has revenue sharing rights over the terms of the licenses. The licenses are typically for a term of one to three years. Changyou provide updates and expansion packs for the licensed games, typically after it launches the updates and expansion packs in China.

For licensed-out games, the third-party operators are responsible for all operations and costs, including marketing and customer service, as well as the leasing and maintenance of servers.

Online Games in Operation

PC game—TLBB

TLBB is Changyou’s flagship MMOG. TLBB is a popular martial arts MMOG in China that is adapted from the popular Chinese martial arts novel “Tian Long Ba Bu,” which means “Novel of Eight Demigods,” written by the famous writer Louis Cha. TLBB features a combination of martial arts-style-fighting and community-building among its game players with a variety of interesting and interactive gameplay.

Mobile game—Tian Long Ba Bu 3D (“TLBB 3D”)

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

Platform Channel Business

Changyou’s platform channel business consists primarily of the operation of the 17173.com Website, the Dolphin Browser and RaidCall. The 17173.com Website, one of the leading game information portals in China, provides news, electronic forums, online videos and other information services on online games to game players. The Dolphin Browser is a gateway to a host of user activities on mobile devices, with the majority of its users based in Europe, Russia and Japan. RaidCall provides online music and entertainment services, primarily in Taiwan. Revenues generated by the 17173.com Website are classified as brand advertising revenues and revenues generated by the Dolphin Browser and by RaidCall are classified as others revenues in the Group’s consolidated statements of comprehensive income.

Others Business

Changyou also operates a cinema advertising business, which consists of Changyou’s offering of pre-film cinema advertising slots for advertisements that are shown before the screening of a movie in a cinema theatre. Revenues generated by Changyou’s cinema advertising business are classified as others revenues in the Sohu Group’s consolidated statements of comprehensive income.

COMPETITION

The Internet and Internet-related markets in China are rapidly evolving. We believe the rapid increase in China’s online population will draw more attention to the PRC Internet market from both domestic and multinational competitors. Our existing competitors may in the future achieve greater market acceptance and gain additional market share. It is also possible that new competitors may emerge and acquire significant market share. In addition, our competitors may leverage their existing Internet platforms to cross-sell newly launched products and services. It is also possible that, as a result of deficiencies in legal protections afforded intellectual property in the Internet industry in China, or inadequate enforcement of existing PRC laws protecting such intellectual property, we may not be able to prevent existing or new competitors from accessing and using our in-house developed Web content or technologies.

In recent years there have emerged three large conglomerates, Tencent, Alibaba and Baidu, Inc. (“Baidu”), that have a wide reach in the Internet industry in China, and between them tend to dominate key aspects of the industry through their own operations or through strategic investments in other companies. Each of these companies is in a position to compete very effectively against us. For example, Alibaba alone competes with us in almost every key aspect of our business, competing with us in media through its investment in Sina Corporation (“Sina”); in online video through its investment in, and pending acquisition of 100% of, Youku Tudou Inc. (“Youku Tudou”); and in online search through its subsidiary UCWeb Inc. (“UCWeb).

In addition, Qihoo, with which we compete in our search and search-related business, has entered into a proposed “going private” transaction that would result in the delisting of its shares from the New York Stock Exchange; Baidu recently announce a proposal to sell its majority interest in its online video subsidiary iQiyi to members of Baidu’s and iQiyi’s management; and there are indications that SouFun may spin off a portion of its business. These transactions could enhance Qihoo’s, iQiyi’s and SouFun’s competitive positions relative to ours by giving them greater flexibility in their business operations and an opportunity to seek high valuations on alternative share exchanges, such as PRC exchanges, which could in turn provide them with increased capital resources, the ability to offer more valuable equity incentives for purposes of personnel recruiting, and valuable equity to use as consideration for strategic acquisitions.

Sohu’s Business

In the PRC Internet space, competition for brand advertising business is intense and is expected to increase significantly in the future. We compete with our peers and competitors in China primarily on the following basis:

•	access to financial resources;

•	gateway to host of Internet users activities;

•	technological advancements;

•	attractiveness of products;

•	brand recognition;

•	volume of traffic and users;

•	quality of Internet platforms and content;

•	quality and quantity of purchased video content, self-developed video content, and user-generated content;

•	strategic relationships;

•	quality of services;

•	effectiveness of sales and marketing efforts;

•	talent of staff; and

•	pricing.

Over time, our competitors may gradually build certain competitive advantages over us in terms of:

•	greater brand recognition among Internet users and clients;

•	better products and services;

•	larger user and advertiser bases;

•	more extensive and well developed marketing and sales networks; and

•	substantially greater financial and technical resources.

There are a number of existing or new PRC Internet companies, including those controlled or sponsored by private entities and by PRC government entities. As an Internet portal, we compete with various portals, including Tencent, Sina, NetEase.com, Inc. (“NetEase”), TouTiao.com and Phoenix New Media Limited (“Phoenix”), and vertical sites, such as Autohome Inc.(“Autohome”), Bitauto Holdings Limited (“BitAuto”), Youku Tudou, Beijing Xin Lian Xin De Advertising Media Co., Ltd. (“iQIYI”), SouFun Holdings Limited (“SouFun”), Leju Holdings Limited (“Leju”), and YY Inc. (“YY”).

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

Sogou’s Business

Our search and search-related business mainly consists of pay-for-click services, as well as online marketing services on the Web directories operated by Sogou. Pay-for-click services face intense competition from other search engines, powered by Baidu, Inc. (“Baidu”), Qihoo 360 Technology Co., Ltd. (“Qihoo”), UCWeb, Google Inc. (“Google”), and Microsoft. Online marketing services on Web directories operated by Sogou also face intense competition from other Chinese Web directories, such as the 360 Personal Start-up Page of Qihoo, Hao123.com of Baidu, 2345.com of Shanghai Ruichuang Internet Technology Development Co., Ltd. and duba.com of Cheetah Mobile Inc. (“Cheetah”).

Moreover, we compete with other technology-driven companies on developing and promoting client-end software and mobile Internet products. For example, we launched our self-developed Sogou Input Method and Sogou Browser on both PCs and mobile devices in 2006, and have provided regular upgrades since then. However, many companies, such as Baidu, Alibaba, Qihoo, Cheetah, IFLYTEK Co., Ltd. and Maxthon International Limited have presented their own input methods or browsers that compete with us.

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

Changyou’s Business

Online Game Business

In the online games industry, we compete principally with the following three groups of competitors in China:

•	online game developers and/or operators in China that are publicly traded in the United States and in Hong Kong, including Tencent Holdings Limited, NetEase.com, Inc., Kingsoft Corporation Limited, IGG Inc. and NetDragon Websoft Inc.;

•	other companies in China devoted to game development and/or operation that are publicly traded in China, such as Kalends Inc., Ourpalm Corporate limited and Century Cruises (formerly known as Giant Interactive Group Inc.), and privately-held companies, usually backed by venture capital or private equity, including Da Xing (formerly known as Perfect World Co., Ltd.) and Shulong Technologies (formerly known as Shanda Games Limited); and

•	international competitors.

The existing and potential competitors in the online games industry compete with Changyou for talent, game player spending, time spent on game playing, marketing activities, quality of games, and distribution network.

Platform Channel Business

In the platform channel business, we primarily compete with PRC-based and international Internet companies that build Internet platforms to offer online advertising and value-added services similar to those that Changyou offers.

Changyou’s game information portal operated through the 17173.com Website currently competes in China with, among others, the following game information portals:

•	Duowan.com, operated by YY Inc; and

•	game.sina.com.cn, operated by Sina Corporation.

The existing and potential competitors in the online advertising industry compete with us for talent, advertiser spending, number of unique visitors, number of page views, visitors’ time spent on Internet platforms, and quality of service.

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

Principal Subsidiaries

The following are our China-based principal direct or indirect operating subsidiaries, all of which were established as wholly foreign-owned enterprises (or “WFOEs”) under PRC law (collectively the “China-Based Subsidiaries,” or the “PRC Subsidiaries”):

For Sohu’s Business

•	Sohu Era, established in 2003 as a WFOE of Sohu Hong Kong;

•	Sohu Media, established in 2006 as a WFOE of Sohu Hong Kong;

•	Sohu New Momentum, established in 2010 as a WFOE of Sohu Hong Kong; and

•	Video Tianjin, established in 2011 as a WFOE of Video HK.

For Sogou’s Business

•	Sogou Technology, established in 2006 as a WFOE of Sogou HK; and

•	Sogou Network, established in 2012 as a WFOE of Vast Creation.

For Changyou’s Business

•	AmazGame, established in 2007 as a WFOE of Changyou HK;

•	Gamespace, established in 2009 as a WFOE of Changyou HK;

•	Yang Fan Jing He, established in 2010 by AmazGame; Yang Fan Jing He’s equity interests were transferred to Brilliant Imagination in June 2015;

•	Shanghai Jingmao, acquired in 2011 by Yang Fan Jing He;

•	Beijing Jingmao, established in 2010 by Shanghai Jingmao and acquired in 2012 by Yang Fan Jing He;

•	Brilliant Imagination, established in 2014 as a WFOE of 7Road HK; and

•	Beijing Baina Technology, acquired in July 2014 as a WFOE of MoboTap HK.

Principal Variable Interest Entities

The following are our principal VIEs, which we established or acquired in China to perform value-added telecommunications services because of PRC restrictions on direct foreign investment in and operation of value-added telecommunications businesses, which restrictions are discussed further below under the heading “Government Regulation and Legal Uncertainties-Specific Regulations-Regulation of Foreign Direct Investment in Value-Added Telecommunications Companies.” We entered into contractual arrangements between our VIEs and our PRC Subsidiaries that govern a substantial portion of our operations, including those of the brand advertising business, the search and search-related business, the online game business and the others business. These entities are consolidated in Sohu’s consolidated financial statements, and noncontrolling interest is recognized when applicable.

For Sohu’s Business

•	High Century, a PRC company that we established in 2001. High Century is a holding company. Dr. Charles Zhang, our Chairman of the Board and Chief Executive Officer, and Wei Li held 80% and 20% interests, respectively, in High Century as of December 31, 2015;

•	Heng Da Yi Tong, formally known as Beijing Sohu Entertainment Culture Media Co., Ltd., a PRC company that we established in 2002. Dr. Charles Zhang and Wei Li held 80% and 20% interests, respectively, in Heng Da Yi Tong as of December 31, 2015;

•	Sohu Internet, a PRC company that we established in 2003. High Century held a 100% interest in Sohu Internet as of December 31, 2015;

•	Donglin, a PRC company that we established in 2010. Donglin engages in the advertising business. Sohu Internet held a 100% interest in Donglin as of December 31, 2015;

•	Pilot New Era, a PRC company that we established in 2010. Pilot New Era engages in the advertising and real estate business. Focus Interactive held a 100% interest in Pilot New Era as of December 31, 2015;

•	Tianjin Jinhu, a PRC company that we established in November 2011. Tianjin Jinhu provides video program production and performance and artist agency services in China. Ye Deng and Xuemei Zhang each held 50% interest in Tianjin Jinhu as of December 31, 2015;and

•	Focus Interactive, a PRC company that we established in 2014. Heng Da Yi Tong held a 100% interest in Focus Interactive as of December 31, 2015;

•	Guangzhou Qianjun, a PRC company that we acquired in November 2014. Tianjin Jinhu held a 100% interest in this entity as of December 31, 2015.

For Sogou’s Business

•	Sogou Information, a PRC company that we established in December 2005. Sogou Information provides Search and other Internet information services in China. As of December 31, 2015, Xiaochuan Wang, Sogou’s Chief Executive Officer, High Century and Tencent held 10%, 45% and 45% interests, respectively, in Sogou Information.

For Changyou’s Business

•	Gamease, a PRC company that we established in August 2007. Gamease provides online game services in China. High Century held a 100% interest in Gamease as of December 31, 2015;

•	Guanyou Gamespace, a PRC company that we established in August 2010. Changyou Star held a 100% interest in Guanyou Gamespace as of December 31, 2015;

•	Shanghai ICE, a PRC company that we acquired in May 2010. Shanghai ICE provides online game services in China. Gamease held a 100% interest in Shanghai ICE as of December 31, 2015;

•	Wuhan Baina Information, a PRC company acquired by Gamease in July 2014. Wuhan Baina Information engages in the Internet information services business. Changyou Star and Yongzhi Yang, the chief executive officer of MoboTap, held 60% and 40% interests, respectively, in this entity as of December 31, 2015.

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

The business activities of Sohu Internet include the provision of a small portfolio of mobile-related services and mobile products offered in cooperation with China mobile network operators to mobile phone users and to China mobile network operators. An insignificant portion of our mobile revenues are currently derived through products such as SMS, RBT and IVR. On April 25, 2004, the MIIT issued a notice stating that China mobile network operators may only provide mobile network access to those mobile Internet service providers which have obtained licenses from the relevant local arm of the MIIT before conducting operations. On the basis of the notice, China Mobile has required each of its mobile Internet service providers to first obtain a license for trans-regional value-added telecommunications services in order to gain full access to its mobile network, which is a nationwide policy in line with a similar notice issued by the Beijing branch of China Mobile on April 12, 2004.

On August 8, 2014 and January 30, 2015, respectively, the MIIT issued to Sohu Internet and Guangzhou Qianjun renewed Value-Added Telecommunications Services Operating Licenses and on January 20, 2015, the MIIT issued to Sogou Information a Value-Added Telecommunications Services Operating License, which authorize the provision of trans-regional mobile services classified as value-added telecommunication services. The licenses are subject to annual inspection.

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

The ICP Measures further stipulate that entities providing online information services regarding news, publishing, education, medicine, health, pharmaceuticals and medical equipment must procure the consent of the national authorities responsible for such areas prior to applying for an operating license from the MIIT or its local branch at the provincial or municipal level. Moreover, ICPs must display their operating license numbers in conspicuous locations on their home pages. ICPs are required to police their Internet platforms and remove certain prohibited content. Many of these requirements mirror Internet content restrictions that have been announced previously by PRC ministries, such as the MIIT, the MOC, and the SAPPRFT, that derive their authority from the State Council.

Most importantly for foreign investors, the ICP Measures stipulate that ICPs must obtain the prior consent of the MIIT prior to establishing an equity or cooperative joint venture with a foreign partner.

On November 23, 2015, October 10, 2014, and December 26,2014, the Beijing Telecom Administration (“BTA”) issued to Sogou Information, Sohu Internet and Focus Interactive renewed Telecommunications and Information Services Operating Licenses (each an “ICP license”). On January 12, 2015, the Guangdong Telecom Administration issued a renewed ICP license to Guangzhou Qianjun .On August 13, 2012, the Shanghai Telecom Administration issued a renewed ICP license to Shanghai ICE. On November 3, 2015, the BTA issued to Guanyou Gamespace a renewed ICP license. On May 22, 2014, the BTA issued to Gamease a renewed ICP license. On October 18, 2013, the Hubei Telecom Administration issued a renewed ICP license to Wuhan Baina Information. All of these ICP licenses are subject to annual inspection.

In 2000, the MIIT promulgated the Internet Electronic Bulletin Service Administrative Measures (“BBS Measures”). The BBS Measures required ICPs to obtain specific approvals before they provided BBS services, which included electronic bulletin boards, electronic forums, message boards and chat rooms. On September 23, 2014, the MIIT abolished the BBS Measures in a Decision on Abolishment and Amendment Certain Regulations and Rules. However, in practice certain local authorities still require operating companies to obtain approvals or make filings for the operation of BBS services. The ICP licenses held by Sohu Internet, Sogou Information, Focus Interactive, Gamease and Guanyou Gamespace include such specific approval of the BBS services that they provide.

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

On December 22, 2010, Sohu Internet obtained a renewed Internet publishing license issued by the SAPPRFT. For the details of the Internet publishing licenses held by Changyou’s VIEs, see “Specific Statutes and Regulations—Regulation of Online Game Services –Online Games and Cultural Products.”

Online Audiovisual Transmission

On July 6, 2004, the SAPPRFT issued the Measures for the Administration of the Transmission of Audiovisual Programs over Internet and other Information Networks, which came into effect on October 11, 2004. These measures provide that Websites authorized to disseminate news may apply to the SAPPRFT to obtain a Permit for the Network Transmission of Audiovisual Programs, allowing the online dissemination of streaming video. On June 20, 2014, Sohu Internet received a renewed Permit for the Network Transmission of Audiovisual Programs issued by the SAPPRFT. Guangzhou Qianjun currently holds a Permit for the Network Transmission of Audiovisual Programs issued on September 7, 2014.

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

In March 2014, November 2014, October 2015, November 2014 and January 2014, respectively, the MOC issued renewed Online Culture Operating Permits to Sogou Information, Sohu Internet, Gamease, Guanyou Gamespace and Shanghai ICE authorizing these entities to provide relevant online services. Wuhan Baina information, Focus Interactive and Guangzhou Qianjun currently hold Online Culture Operating Permits issued in July 2014, February 2015 and April 2015, respectively. These permits are subject to annual inspection.

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

Sohu Internet received renewed SFDA approval on November 26, 2014. Guangzhou Qianjun received renewed SFDA approval on April 30, 2014. Sogou Information received SFDA approval on December 31, 2013. Sohu Internet obtained approval from the MOH and completed the registration process with the MOH on December 16, 2014.

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

On April 24, 2015, the Standing Committee of the National People’s Congress enacted the Advertising Law of the People’s Republic of China (“New Advertising Law”). The New Advertising Law, which was a major overhaul of an advertising law enacted in 1994, increases the potential legal liability of providers of advertising services, and includes provisions intended to strengthen identification of false advertising and the power of regulatory authorities. The New Advertising Law provides that advertisements posted or published through the Internet may not affect users’ normal usage of a network, and advertisements published in the form of pop-up windows on the Internet must display a “close” sign prominently and ensure one-key closing of the pop-up windows. The New Advertising Law will require us to conduct more stringent examination and monitoring of our advertisers and the content of their advertisements.

Search and search-related Services

On August 18, 2009, the MOC issued a Notice on Strengthening and Improving the Content Censorship of Online Music Content (“MOC Notice”). The MOC Notice provides that providing direct links to online music will constitute engaging in the online music business, and that therefore an Online Culture Operating Permit is required for providing such search services. Sogou Information applied for an Online Culture Operating Permit and received it on November 9, 2010. The permit was renewed on March 3, 2014.

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

On February 21, 2008, the SAPPRFT issued the Rules for the Administration of Electronic Publications (the “Electronic Publication Rules”), which were amended on August 28, 2015. The Electronic Publication Rules regulate the production, publishing and importation of electronic publications in the PRC and outline a licensing system for business operations involving electronic publishing. Under the Electronic Publication Rules and other related regulations issued by the SAPPRFT, online games are classified as a type of electronic publication or Internet publication that may only be provided by a licensed electronic publishing entity with a standard publication code, and establishment of an electronic publishing entity must be approved by the SAPPRFT. Electronic publishing entities are responsible for assuring that the content of electronic publications comply with relevant PRC law and regulations, and must obtain the approval of the SAPPRFT before publishing foreign electronic publications. The Tentative Measures for Internet Publication Administration (“Internet Publication Measures”), which were jointly promulgated by the SAPPRFT and the MIIT and became effective in 2002, impose a license requirement for any company that intends to engage in Internet publishing, which is defined as any act by an ICP to select, edit and process content or programs and to make such content or programs publicly available on the Internet. As the provision of online games is deemed to be an Internet publication activity, an online game operator must obtain an Internet publishing license and an authorization codes for each of its games in operation in order to directly make those games publicly available in the PRC. Although the Internet Publication Measures do not specifically authorize such a practice, an online game operator is generally able to publish its games and obtain authorization codes for those games through third-party licensed electronic publishing entities and register the games with the SAPPRFT as electronic publications. The New Internet Publication Measures issued by the SAPPRFT and the MIIT, which will become effective on March 10, 2016 and will replace the Internet Publication Measures, require that entities in the Internet publishing business apply for a new online publication license and obtain approval from the SAPPRFT prior to the publication of new online games. In addition, under the New Internet Publication Measures Sino-foreign joint ventures and foreign-invested entities are not permitted to engage in Internet publication services, and the legal representative of an entity providing Internet publication services may not be a foreigner. As the New Internet Publication Measures are new and have not yet become effective, the actual implications and reach of the New Internet Publication Measures are still uncertain.

Gamease, which is the operator of TLBB, BO, BH2 and certain other licensed PC games, Guanyou Gamespace, which provides online game services, obtained Internet publishing licenses on December 10, 2010 and October 13, 2011, respectively. TLBB, BO, BH2 and some of Changyou’s other games were historically published through third parties that were licensed electronic publishing entities, because Gamease had not obtained an Internet publishing license at the time those online games were made publicly available. TLBB, BO, BH2, and certain of Changyou’s other existing games are currently published under an Internet publishing license held by Gamease. Current PRC regulations are not clear as to the consequences of obtaining authorization codes through third-party electronic publishing entities. While we believe that arrangements like Changyou’s are acknowledged by the SAPPRFT, in view of the lack of formal interpretation regarding this issue, the SAPPRFT might challenge Changyou’s current and past practices and could subject Changyou to various penalties, including fines, confiscation of publishing equipment and the revenues generated from the publishing activities, the revocation of Changyou’s business license, or the forced discontinuation of or restrictions on its operations.

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

In October 2015, November 2014, and January 2014, respectively, the MOC issued renewed Online Culture Operating Permits to Gamease, Guanyou Gamespace and Shanghai ICE.

The Interim Measures for the Administration of Online Games (“Online Game Measures”), issued by the MOC, which took effect on August 1, 2010, regulate a broad range of activities related to the online games business, including the development, production and operation of online games, the issuance of virtual currencies used for online games, and the provision of virtual currency trading services. The Online Game Measures provide that any entity that is engaged in online game operations must obtain an Online Culture Operating Permit, and require the content of an imported online game to be examined and approved by the MOC prior to the game’s launch and a domestic online game to be filed with the MOC within 30 days after its launch. The Notice of the Ministry of Culture on the Implementation of the Interim Measures for the Administration of Online Games, which was issued by the MOC on July 29, 2010 to implement the Online Game Measures, (i) requires online game operators to protect the interests of online game users and specify certain terms that must be included in service agreements between online game operators and the users of their online games, (ii) specifies content review of imported online games and filing procedures for domestic online games, (iii) emphasizes the protection of minors playing online games and (iv) requests online game operators to promote real-name registration by their game users. Changyou has filed its games TLBB, BO, BH2, and certain of its other existing games with the MOC. If Changyou fails to maintain any of its permits, approvals or registrations, to make any necessary filings, or to apply for and obtain any required new permits, approvals or registrations or make any new filings on a timely basis, it may be subject to various penalties, including fines and a requirement that it discontinue or limit its operations.

The Notice on Strengthening the Approval and Administration of Imported Online Games (“SAPPRFT Imported Online Game Notice”), which was issued by the SAPPRFT and took effect in July 2009, states that the SAPPRFT is the only governmental department authorized by the State Council to approve the importation of online games from offshore copyright owners, and that any enterprise which engages in online game publication and operation services within China must have the game examined and approved by the SAPPRFT and receive from the SAPPRFT an Internet publishing license. Our VIEs Gamease and Guanyou Gamespace have obtained Internet publishing licenses from the SAPPRFT. In addition, the SAPPRFT Imported Online Game Notice states that activities which involve the showing, exhibition, trading and promotion of offshore online games in China also must be examined and approved by the SAPPRFT.

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

The Administrative Measures for Content Self-review by Internet Culture Business Entities (the “Content Self-review Administrative Measure”), which took effect in December 2013, require Internet culture business entities to review the content of products and services to be provided prior to providing such content and services to the public. The content management system of an Internet culture business entity is required to specify the responsibilities, standards and processes for content review as well as accountability measures, and is required be filed with the local provincial branch of the MOC.

In January 2014 the SAIC promulgated the Administrative Measures for Online Trading (the “Online Trading Measures”), which took effect on March 15, 2014, and replaced the Interim Measures for the Administration of Online Commodities Trading and Relevant Services, issued by the SAIC, which had taken effect on July 1, 2010. The Online Trading Measures regulate online commodity trading and related activities. The Online Trading Measures require that commodities or services transacted online comply with the provisions of all applicable laws, regulations and rules. When selling commodities or providing services to consumers, online operators must comply with all applicable laws with respect to the protection of consumer rights/interests, intellectual property rights of others and the prevention of unfair competition. Information provided with respect to commodities and services provided by online commodity operators or related service operators must be authentic and accurate, and no false statements may be made. If we fail to comply with all requirements of the Online Trading Measures, the local branch of the SAIC or another governmental authority with jurisdiction might impose penalties on us, such as fines.

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

Information Security and Censorship relating to Online Games

Internet content in China is also regulated and restricted from a State security standpoint. The Standing Committee of the National People’s Congress enacted the Decision Regarding the Safeguarding of Internet Security in 2000, and amended it in August, 2009. The decision makes it unlawful to: (i) gain improper entry into a computer or system of strategic importance; (ii) disseminate politically disruptive information; (iii) leak State secrets; (iv) spread false commercial information; or (v) infringe intellectual property rights. The Ministry of Public Security has promulgated measures that prohibit the use of the Internet in ways which, among other things, result in a leakage of State secrets or distribution of socially destabilizing content. The Ministry of Public Security has supervision and inspection rights in this regard, and we may be subject to the jurisdiction of local security bureaus. If an ICP license holder violates these measures, the PRC government may revoke its ICP license and shut down its Websites.

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

The Standing Committee of the National People’s Congress released a draft Internet Security Law and began to solicit public opinion in July, 2015. The draft Internet Security Law, if enacted, will impose strict Internet security legal requirements particularly on network operators, and will call for strengthened protection of user information and privacy information.

Internet Cafés

Internet cafés are required to obtain an Online Culture Operating Permit from the MOC and to file the permit with the SAIC. Internet cafés are subject to requirements and regulations with respect to their locations, size, the number of computers, business hours and ages of their customers. In 2004, the MOC, the SAIC and some other governmental authorities jointly issued a notice to suspend issuance of new Internet café licenses. Though this nationwide suspension was generally lifted in 2005, local authorities have the authority in their discretion to control the number of new licenses and determine the recipients of new licenses. In addition, local and higher-level governmental authorities may from time to time strictly enforce customer age limits and other requirements relating to Internet cafés, as a result of the occurrence of, and media attention on, gang fights, arson or other incidents in or related to Internet cafés. On February 15, 2007, the MOC and other relevant government authorities jointly issued the Notice on the Reinforcement of the Administration of Internet Cafés and Online Games (“Internet Cafés Notice”), which imposed a nationwide suspension of approvals for the establishment of new Internet cafés in 2007 and imposed tougher penalties for Internet cafés that admitted minors. In 2008, 2009 and 2010, the MOC, the SAIC and other relevant government authorities, individually or jointly, issued several notices which provide various ways to strengthen the regulation of Internet cafés, including investigating and punishing the Internet cafés which accept minors, cracking down on Internet cafés without sufficient and valid licenses, limiting the total number of Internet cafés, screening unlawful games and Websites, and improving the coordination of regulation over Internet cafés and online games. As many of Changyou’s customers access their games from Internet cafés, any reduction in the number, or any slowdown in the growth, of Internet cafés in China as a result of stricter Internet café regulation will limit Changyou’s ability to maintain or increase its revenues and expand its customer base. In September 2015, the MOC and MPS issued a Notice on Further Strengthening the Supervision of Games and Entertainment Places to Promote the Healthy Development of the Industry, which specifies that regulatory authorities must examine the validity of the business license of a games and entertainment enterprise and inspect its place of operation before approving the enterprise’s application for the issuance of a license for operation of an entertainment business.

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

To identify whether a game player is a minor and thus subject to the anti-fatigue system, there was adopted a real-name registration system, which requires online game players to register their real identity information before they play online games and requires us to submit the identity information of game players to the public security authorities for verification. On July 1, 2011, the SAPPRFT, the MIIT, the Ministry of Education and five other governmental authorities issued a Notice on Initializing the verification of Real-name Registration for Anti-Fatigue System on Internet Games (“Real-name Registration Notice”), to strengthen the implementation of the anti-fatigue system and real-name registration, which took effect on October 1, 2011. The Real-name Registration Notice’s main focus is to prevent minors from using an adult’s ID to play Internet games and, accordingly, the notice imposes stringent punishments on online game operators that do not implement the required anti-fatigue and real-name registration measures properly and effectively. The most severe punishment contemplated by the Real-name Registration Notice is to require termination of the operation of the online game if it is found to be in violation of the Anti-Fatigue Notice, the Monitor System Circular or the Real-name Registration Notice. We developed our own anti-fatigue and real-name registration systems for our games, and implemented them beginning in 2007. Under our system, game players must use real identification in order to create accounts, and in this way, we are able to tell which of our game players are minors and thus subject to these regulations. For game players who do not register, we assume that they are minors. In order to comply with the anti-fatigue rules, game players under 18 years of age only receive half of the experience time they actually earn after three hours of play. And, after five hours of play, minors receive no experience points. We use this system to disincentivize minors from playing in excess of five hours at a time.

On January 15, 2011, the MOC, the MIIT and six other central government authorities jointly issued a circular entitled Implementation of Online Game Monitor System of the Guardians of Minors (“Monitor System Circular”), aiming to provide specific protection measures to monitor the online game activities of minors and curb addictive online game playing behaviors of minors. Under the Monitor System Circular, online game operators are required to adopt various measures to maintain a system to communicate with the parents or other guardians of minors playing online games and online game operators are required to monitor the online game activities of minors, and must suspend the account of a minor if so requested by the minor’s parents or guardians. The monitor system was formally implemented commencing March 1, 2011.

In February, 2013, 15 PRC government authorities, including the SAPPRFT, the Ministry of Education, the MOC and the MIIT, jointly issued the Work Plan for the Integrated Prevention of Minors Online Game Addiction (“Work Plan”), implementing integrated measures by different authorities to prevent minors from being addicted to online games. Under the Work Plan, the current relevant regulations regarding online games will be further clarified and additional implementation rules will be issued; and as a result, online game operators will be required to implement measures to protect minors.

On July 25, 2014, the SAPPRFT promulgated a Notice on Further Carrying out the Verification of Real-name Registration for Anti-Fatigue System on Internet Games (“Verification of Real-name Registration Notice”), which took effect on October 1, 2014. The Verification of Real-name Registration Notice requires local press and publication administrative departments to strengthen their administration over enterprises engaged in online game publication and operations, and requires such enterprises to strictly abide by anti-fatigue and real-name registration requirements when developing and promoting online games, excluding, at present, mobile games.

Virtual Currency

On February 15, 2007, the MOC, the PBOC and other relevant government authorities jointly issued the Internet Cafés Notice. Under the Internet Cafés Notice, the PBOC is directed to strengthen the administration of virtual currency in online games to avoid any adverse impact on the economy and financial system. The Internet Cafés Notice limits the total amount of virtual currency that may be issued by online game operators and the amount that may be purchased by individual game players, and includes a clear division between virtual transactions and real transactions carried out by way of electronic commerce. The Internet Cafés Notice also provides that virtual currency may only be used to purchase virtual items.

On June 4, 2009, the MOC and the MOFCOM jointly issued the Notice on Strengthening the Administration of Online Game Virtual Currency, or the Virtual Currency Notice, to regulate the trading of online game virtual currencies. The Virtual Currency Notice defines the meaning of virtual currency and places a set of restrictions on the trading and issuance of virtual currency. The Virtual Currency Notice also states that online game operators are not allowed to give out virtual items or virtual currency through lottery-based activities, such as lucky draws, betting or random computer sampling, in exchange for user’s cash or virtual money. The Virtual Currency Notice is mainly targeted at lottery-based activities relating to the “treasure boxes” found in some online games.

On July 20, 2009, the MOC promulgated the Filing Guidelines on Online Game Virtual Currency Issuing Enterprise and Online Game Virtual Currency Trading Enterprise, which defines the terms “issuing enterprise” and “trading enterprise” and stipulates that the same enterprise may not be both an issuing enterprise and a trading enterprise.

Regulation of Other Services

Online Payment Services

On June 14, 2010, the PBOC issued the Measures for the Administration of Payment Services Provided by Non-financial Institutions (the “Payment Services Measures”), which took effect on September 1, 2010. On December 1, 2010, the PBOC promulgated the Implementing Rules for the Payment Services Measures. The Payment Services Measures and their implementing rules require any non-financial institution engaging in payment services, such as online payment, issuance and acceptance of prepaid cards, and bill collection via bankcard, to obtain a Payment Service License. Any non-financial institution or individual engaged in the payment business without such a license may be ordered to cease its, his or her payment services and be subject to administrative sanctions and criminal liabilities. Applications for Payment Service Licenses are examined by the local branches of the PBOC and then submitted to the PBOC for approval. The registered capital of an applicant that engages in a nationwide payment business must be at least RMB100 million, while that of an applicant engaging in a payment business within a province must be at least RMB30 million. The Payment Services Measures and their implementing rules further stipulate that a payment institution is required to conduct its business only within the scope of business indicated in its Payment Service License. No payment institution may transfer, lease or lend its Payment Service License.

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

Real Estate Services

On March 10, 2015, the National Development and Reform Commission (the “NDRC”) and the MOFCOM issued a new Foreign Investment Industrial Guidance Catalogue (the “New Catalogue”), which became effective on April 10, 2015. The New Catalogue removed from the category of industries where foreign investment is restricted real estate agency and brokerage services, which had been included in the restricted category in the previous Foreign Investment Industrial Guidance Catalogue, which was issued in 2011. The New Catalogue loosened existing restrictions on foreign ownership of real estate agency and brokerage services in China, and as a result we may conduct real estate agency and brokerage services directly.

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

On January 20, 2011, the Ministry of Housing and Urban-Rural Development, the NDRC, and the Ministry of Human Resources and Social Security jointly issued the Measures for Administration on Real Estate Brokerage (the “Brokerage Measures”), which became effective on April 1, 2011 and govern the activities of real estate brokerages and real estate brokerage personnel in providing intermediary, agency and related services and charging commissions thereon. Furthermore, pursuant to the Brokerage Measures, a real estate brokerage company and its branches must have sufficient qualified real estate brokers who have obtained real estate broker licenses. The Brokerage Measures also require a real estate brokerage company to file with the real estate regulatory authority at the county level or above within 30 days after its business registration with the relevant local counterpart of SAIC.

Focus Interactive completed such filings with the relevant local real estate administrative authority on August 14, 2014.

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

Since 2005, the NCA, together with certain other PRC governmental authorities, have jointly launched annual campaigns, which normally last for three to four months every year, specifically aiming to crack down on Internet copyright infringement and piracy in China. According to the Notice of 2010 Campaign to Crack Down on Internet Infringement and Piracy promulgated by the NCA, the MPS and the MIIT on July 19, 2010, one of the main targets, among others, of the 2010 campaign was Internet audio and video programs. From the time the 2010 campaign commenced in late July, the local branches of the NCA focused on popular movies and television series, newly published books, online games and animation, music and software and illegal uploading or transmission of a third party’s works without proper license or permission, sales of pirated audio/video and software through e-commerce platforms, providing search links, information storage, Web hosting or Internet access services for third parties engaging in copyright infringement or piracy and infringement by the use of mobile media. In serious cases, the operating permits of the Websites engaging in illegal activities may be revoked, and such Websites may be ordered to shut down. On June 10, 2015, the NCA, the State Internet Information Office and the MPS jointly announced the 2015 Campaign to Crack Down on Internet Infringement and Piracy (the “Jian Wang 2015 Campaign”), with five types of infringement and piracy as its primary targets, including transmission of music works without permission, unlawful infringement and piracy using online cloud storage space, unlawful infringement and piracy of smart mobile terminal third-party applications, and support by online advertising alliances of unlawful infringement and piracy and reproduction and transmission of others’ works without permission.

On April 17, 2015, the NCA issued the Circular on Regulating the Order of Internet Reproduction of Copyrighted Works (“Internet Reproduction Circular”). Under the Internet Reproduction Circular, in order to reproduce the work of others, Internet media companies must comply with relevant provisions of the copyright laws and regulations, and, unless provided otherwise by law or regulation, must obtain permission from and pay remuneration to the owner of the copyright to the work, and must indicate the name of the author, as well as the title and the source of the work, and may not infringe any other rights or interests of the copyright owner. Moreover, when reproducing the work of others, Internet media companies may not make material alterations to the content; and may not make editorial modifications or abridgments of the work that change the work’s title or its original intent. When reproducing the work of others, we will need to comply with these strict requirements of the Internet Reproduction Circular.

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

On January 5, 2015, the SAIC promulgated the Measures on Punishment for Infringement of Consumer Rights, pursuant to which business operators collecting and using personal information of consumers must comply with the principles of legitimacy, propriety and necessity, specify the purpose, method and scope of collection and use of the information, and obtain the consent of the consumers whose personal information is to be collected. Business operators may not: (i) collect or use personal information of consumers without their consent; (ii) unlawfully divulge, sell or provide personal information of consumers to others; (iii) send commercial information to consumers without their consent or request, or when a consumer has explicitly declined to receive such information.

On August 29, 2015, the Standing Committee of the National People’s Congress issued Amendment (IX) to the Criminal Law of the People’s Republic of China (“Amendment (IX)”), which strengthens the protection of individual information and Internet security. Pursuant to Amendment (IX), network service providers who do not comply with laws and regulations regarding the safe management of information on their networks, and who do not correct their conduct after they receive notice of such non-compliance from the relevant regulatory authorities, may be sentenced to prison for up to three years, and may also be subject to public surveillance and fines.

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

Laws and Regulations Related to Security and Censorship

The principal pieces of PRC legislation concerning information security and censorship are:

•	The Law of the People’s Republic of China on the Preservation of State Secrets (1988, as amended in 2010) and related Implementing Rules (2014);

•	The Law of the People’s Republic of China Regarding Anti-spy (2014);

•	Rules of the People’s Republic of China for Protecting the Security of Computer Information Systems (1994, as amended in 2011);

•	Administrative Regulations for the Protection of Secrecy on Railway Computer Information Systems Connected to International Networks (1999);

•	Regulations for the Protection of State Secrets for Computer Information Systems on the Internet (2000);

•	Notice issued by the Ministry of Public Security of the People’s Republic of China Regarding Issues Relating to the Implementation of the Administrative Measure for the Security Protection of International Connections to Computer Information Networks (2000); and

•	The Decision of the Standing Committee of the National People’s Congress Regarding the Safeguarding of Internet Security (2000) which has been amended in 2009.

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

Under the aforementioned legislation, it is mandatory for Internet companies in the PRC to complete security filing procedures with the local public security bureau and for them provide regular updates to the local public security bureau regarding information security and censorship systems for their Websites. In this regard, on October 1, 2004, the Administrative Rules on the Filing of Commercial Websites (“Commercial Websites Filing Rules”) were promulgated by the Beijing Administration of Industry and Commerce (Beijing AIC), to replace the Detailed Implementing Rules for the Measures for the Administration of Commercial Website Filings for the Record promulgated by the Beijing AIC on September 1, 2000. The Commercial Websites Filing Rules state that operators of commercial Websites must comply with the following requirements:

•	filing with the Beijing AIC and obtain electronic registration marks for the Websites;

•	placing the registration marks on the Websites’ homepages; and

•	registering the Website names with the Beijing AIC.

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

Internet Content and Anti-Pornography

The PRC government has promulgated measures relating to Internet content through a number of government authorities, including the MIIT, the MOC, the SAPPRFT and the MPS. These measures specifically prohibit certain Internet activities, including the operation of online games, which results in the publication of any content which is found to, among other things, propagate obscenity, gambling or violence, instigate crimes, undermine public morality or the cultural traditions of the PRC, or compromise State security or secrets. If an ICP license holder violates these measures, the PRC government may revoke its ICP license and shut down its Websites.

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

Laws and Regulations Related to Antitrust

On August 30, 2007, the Standing Committee of the National People’s Congress of the PRC adopted the PRC Anti-Monopoly Law (“AML”), which took effect on August 1, 2008. Pursuant to the AML, monopolistic conduct, including entering into monopoly agreements, abuse of dominant market position and concentration of undertakings that have the effect of eliminating or restricting competition, is prohibited. To further implement the Antitrust Law and clarify certain issues, the State Council, MOFCOM, NDRC and SAIC, issued several regulations and rules, including the Provisions on Thresholds for Prior Notification of Concentrations of Undertakings issued by the State Council on August 3, 2008, the Regulation on the Prohibition of Acts Involving Monopolistic Agreements issued by the SAIC on December 31, 2010, the Regulation on the Prohibition of Conduct Constituting an Abuse of a Dominant Market Position issued by the SAIC on December 31, 2010, the Regulation on the Prevention of Conduct Constituting an Abuse of Administrative Powers to Eliminate or Restrict Competition issued by the SAIC on December 31, 2010, the Anti-Price Monopoly Regulation issued by the NDRC on 29 December 2010, the Declaration Rules for Concentrations of Undertakings issued by the MOFCOM on November 21, 2009, the Assessment Rules for Concentration of Undertakings issued by the MOFCOM on November 24, 2009, and the Provisional Measures on the Investigation and Handling of Concentrations between Business Operators which Were Not Notified in Accordance with the Law issued by the MOFCOM on December 30, 2011.

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

Concentration of Enterprises: pursuant to the AML, where a concentration of enterprises reaches the declaration threshold stipulated by the State Council, a declaration must be lodged in advance with the antitrust authority under the State Council. Otherwise, the concentration cannot be effected. Concentration refers to (1) a merger of enterprises; (2) acquiring control over other enterprises by an enterprise through acquiring equities or assets; or (3) acquiring control over, or the possibility of exercising decisive influence on, an enterprise by contract or by any other means. Under the Provisions on Thresholds for Prior Notification of Concentrations of Undertakings, the thresholds for prior notification of concentration of enterprises are the following:

•	the combined worldwide turnover of all of the subject enterprises in the preceding financial year is more than RMB10.00 billion, and the nationwide turnover within China of each of at least two of the subject enterprises in the preceding financial year is more than RMB400.0 million; or

•	the combined nationwide turnover within China of all the subject enterprises in the preceding financial year is more than RMB2.00 billion, and the nationwide turnover within China of each of at least two of the subject enterprises in the preceding financial year is more than RMB400.0 million.

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

On December 25, 2006, the PBOC issued the Administration Measures on Individual Foreign Exchange Control and related Implementation Rules were issued by the SAFE on January 5, 2007. Both became effective on February 1, 2007. Under these regulations, all foreign exchange transactions involving an employee share incentive plan, share option plan, or similar plan participated in by onshore individuals may be conducted only with approval from the SAFE or its authorized branch. Under the Notice of Issues Related to the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Listed Company (“Offshore Share Incentives Rules”), which was issued by the SAFE on February 15, 2012, PRC citizens who are granted share options, restricted share units or restricted shares by an overseas publicly listed company are required to register with the SAFE or its authorized branch and to comply with a series of other requirements. In November 2011, the SAFE approved our application to designate our PRC subsidiary Sohu Media to handle the registrations and other procedures required by the Offshore Share Incentives Rules. In February 2012, the SAFE approved Changyou’s application to designate its PRC subsidiary AmazGame to handle the registrations and other procedures required by the Offshore Share Incentive Rules. If we, Changyou or the PRC employees of Changyou and us who hold options, restricted share units or restricted shares fail to comply with these registration or other procedural requirements, we, Changyou and/or such employees may be subject to fines and other legal sanctions.

The principal regulations governing distribution of dividends of foreign holding companies include the Foreign Investment Enterprise Law (1986), which was amended in October 2000, and the Administrative Rules under the Foreign Investment Enterprise Law (2001), which was amended in February, 2014.

Under these regulations, foreign investment enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, foreign investment enterprises in China are required to allocate at least 10% of their accumulated profits each year, if any, to fund certain reserve funds unless these reserves have reached 50% of the registered capital of the enterprises. These reserves are not distributable as cash dividends. Furthermore, under the Corporate Income Tax Law, which became effective on January 1, 2008, the maximum tax rate for the withholding tax imposed on dividend payments from PRC foreign invested companies to their overseas investors that are not regarded as “resident” for tax purposes is 20%. The rate was reduced to 10% under the Implementing Regulations for the PRC Corporate Income Tax Law issued by the State Council. However, a lower withholding tax rate of 5% might be applied if there is a tax treaty between China and the jurisdiction of the foreign holding companies, such as is the case with Hong Kong, and certain requirements specified by PRC tax authorities are satisfied.

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

We have registered three service marks with the U.S. Patent and Trademark Office. They are (i) Sohu.com, registered on August 1, 2000; (ii) Sohu.com (stylized), registered on August 1, 2000; and (iii) Sohu, registered on June 13, 2000. We received the registration certificate for the mark “SOHU.com” issued by the China Trademark Office in September 2000. We have also filed registration applications with the China Trademark Office to register other key marks, including Sohu.com logos, Sohu Fox logos, GoodFeel logos, Go2Map, Sogou logos, Sohu Focus, TLBB, ChangYou.com, cyou.com, TL logos, Blade Online, 17173 and their corresponding Chinese version marks. We succeeded in registering certain marks such as Sohu.com logos, Sohu Fox logos, www.focus.com.cn, GoodFeel logos,Go2Map, Sogou logos, Sohu Focus, Sohu Auto, TLBB, ChangYou.com, cyou.com, TL Logos, 17173 and Dolphin Browser in the PRC under certain classes, while the others are still under examination by the China Trademark Office. We also filed registration of trademarks relating to our subsidiary companies’ names and Changyou’s online games and other businesses in various countries and regions, such as the United States, European Union, Turkey, Japan, South Korea, Malaysia, Indonesia, Vietnam, Thailand, Brazil, Taiwan and Hong Kong. Our rights to these marks could be affected adversely if any of our applications are rejected. In addition, it is possible that our competitors will adopt product or service names similar to ours, thereby impeding our ability to distinguish our brand and possibly leading to customer confusion.

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

Chinese Language Content and Services, provided by Sohu and Sogou

As of December 31, 2015 we maintained approximately 42,670 servers located in Internet data centers in over 46 cities in China. To fully support the operation of our Chinese language content and services, we have established 21 core data centers in 7 cities through China Mobile, China United Network Communication Group Company Limited (“China Unicom”), and China Telecom Corporation (“China Telecom”), which are the three largest Internet connection service providers in China, to support most of our core services. In addition, we have established branch nodes in different provinces throughout China through different telecommunication operators, such as China Mobile, China Unicom, China Telecom and CERNET in order to establish national coverage and provide fast and stable access to our Internet platforms properties to users across China. In addition, we have developed cooperation with several smaller private Internet service providers.

We have developed a close working relationship with China Mobile, China Unicom, China Telecom and smaller-size telecommunication operators. Our operations depend on the ability of China Mobile, China Unicom, and China Telecom to protect their systems against damage from fire, power loss, telecommunications failure, break-ins and other events. These telecommunication operators provide us with support services twenty-four hours per day, seven days per week. They also provide connectivity for our servers through multiple high-speed connections. All facilities are protected by Uninterruptible Power Supplies.

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

Online Games, provided by Changyou

Changyou supports its operations with a network of reliable and secure physical and cloud-based servers that have fully supported its operations for many years. As of December 31, 2015, Changyou maintained for its online game business approximately 7,634 physical servers that are located in Internet data centers in 18 major cities in China, and 1,778 cloud-based servers that are spread across mainland China, Hong Kong and North America. Together, these servers have a sufficient amount of bandwidth and capacity to accommodate up to 6.5 million concurrent game players. In order to enhance Changyou’s game players’ experience and to improve connectivity, Changyou has located its physical game servers in a number of regions throughout China. This allows its players to connect to the nearest servers that are located in their region without exchanging data across the national backbone network. Furthermore, to ensure high quality services for its game players, Changyou works with leading domestic cloud technology firms to provide efficient and stable game services using cloud-based resources. Changyou has a professional technical support team that specializes in maintaining its quality technology infrastructure and online operating platform. Changyou monitors the operation of its server network 24 hours a day, seven days a week. Changyou’s remote control system allows it to track its concurrent online users in real time, and discover and fix hardware or software problems on its server network in a timely fashion.

EMPLOYEES

As of December 31, 2015, we had approximately 10,600 employees. We also employ independent contractors to support our research and development, sales, marketing, and editorial departments. None of our personnel are represented under collective bargaining agreements.

We have entered into standard employment agreements with our employees through our subsidiaries and VIEs. All of our employees have entered into confidentiality, non-competition and non-solicitation agreements with us. However, the degree of protection afforded to an employer pursuant to confidentiality and non-competition undertakings governed by PRC law may be more limited when compared to the degree of protection afforded under the laws of other jurisdictions. A number of our employees hold share-based awards granted by Sohu, Sogou, Changyou, and Sohu Video, which provide additional financial incentives to them. Most of these awards vest over a period of four years.

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

As a company operating in the rapidly evolving PRC Internet market, we face numerous risks and uncertainties. Some of these risks relate to our ability to:

•	continue to attract users to remain with us and use our products and services as one of the primary means of surfing the Internet switches from traditional PCs to mobile phones or other portable devices;

•	continue to attract a large audience to our matrices of Chinese language content and services by expanding the type and technical sophistication of the content and services we offer;

•	develop a sufficiently large advertiser base for our brand advertising and search and search-related businesses;

•	maintain and attract online game users by periodically updating our existing online games and developing and launching new online games;

•	increase the revenues derived from our fee-based services and products we offer online;

•	build our Sohu Media Portal, Sohu Video, Focus, search and search-related, online game and other businesses successfully;

•	attract and retain qualified personnel; and

•	effectively control our increased costs and expenses as we expand our business.

Our operating results are likely to fluctuate significantly and may differ from market expectations.

Our annual and quarterly operating results have varied significantly in the past, and may vary significantly in the future, due to a number of factors which could have an adverse impact on our business. Our online advertising revenue often fluctuates as our advertisers adjust their online marketing spending as their industries go through business and economic cycles. We rely on third-party providers for high-quality news, video, audio and text content in order to make our Internet platforms, which include our Websites and our applications optimized for mobile devices, or Mobile Apps, more attractive to users and advertisers. In recent years, video content costs escalated sharply and adversely affected our operating results. Sogou incurred substantial traffic acquisition costs for leveraging traffic from Sogou Website Alliance members’ Websites to expand distribution of our advertisers’ promotional links or advertisements. If traffic acquisition costs increase sharply, Sogou’s operating results may be adversely affected. A significant portion of our online game revenue is attributable to Changyou’s PC game TLBB; however, the popularity of PC games continues to decline as game players increasingly switch to mobile devices to access online games. Despite Changyou’s efforts to improve TLBB, our game players have nevertheless lost interest in it over time and TLBB’s popularity, revenues and profitability have continued to decline. If Changyou fails to improve and update TLBB on a timely basis, or if Changyou’s competitors introduce more popular games, including mobile games, catering to Changyou’s game-player base, the decline in TLBB’s popularity can be expected to accelerate, which could cause a significant decrease in our revenues. Changyou made significantly increased expenditures for sales and marketing during 2013 and 2014, mainly for the promotion of its platform channel business. However, Changyou determined that its efforts were not successful, and it is unlikely that Changyou will be able to recoup those expenses.

We depend on Changyou’s online games, and on Changyou’s PC game TLBB and mobile game TLBB 3D in particular, for a significant portion of our revenues, net income, and operating cash flow, and TLBB’s popularity has been declining recently.

We rely on Changyou’s online games, and on Changyou’s PC Game TLBB and mobile game TLBB 3D in particular, for a significant portion of our revenues, net income and operating cash flows. For the year ended December 31, 2015, 25% of our total revenues and 76% of our online game revenues were derived from TLBB and TLBB 3D. If Changyou’s online game revenues from games other than TLBB and TLBB 3D do not grow, or if they decrease, our revenues, net income and cash flows will be adversely affected. Furthermore, if there are any interruptions in TLBB’s and TLBB 3D’s operations due to unexpected server interruptions, network failures or other factors, game players may be prevented or deterred from making purchases of virtual items, which could also cause significant decreases in our revenues, net income and cash flow.

We face intense competition, which could reduce our market share and adversely affect our financial performance.

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

We have many competitors in the PRC Internet market, including among others Tencent, Alibaba, Baidu, Sina, NetEase, TouTiao.com, Phoenix, Autohome, BitAuto, Youku Tudou, iQIYI, SouFun, Leju, YY, Qihoo, UCWeb, Google, Microsoft, Kingsoft, IGG Inc. NetDragon, Kalends Inc., Ourpalm Corporate limited, Century Cruises (formerly known as Giant Interactive Group Inc.), Da Xing (formerly known as Perfect World Co., Ltd.) and Shulong Technologies (formerly known as Shanda Games Limited). We compete with our peers and competitors in China primarily on the following basis:

•	access to financial resources;

•	gateway to a host of Internet user activities;

•	technological advancements;

•	attractiveness of products;

•	brand recognition;

•	volume of traffic and users;

•	quality of Internet platforms and content;

•	strategic relationships;

•	quality of services;

•	effectiveness of sales and marketing efforts;

•	talented staff; and

•	pricing;

Our competitors may have certain competitive advantages over us including:

•	greater brand recognition among Internet users and clients;

•	better products and services;

•	larger user and advertiser bases;

•	more extensive and well developed marketing and sales networks; and

•	substantially greater financial and technical resources.

Our existing competitors may in the future achieve greater market acceptance and gain a greater market share through launching of new products, introducing new technologies, or forming alliances among themselves, or may enhance their ability to compete with us through mergers and acquisitions or financing activities. For example, during the past few years, many of our competitors have successfully raised significant amounts of capital through IPOs, follow-on public equity offerings, and convertible bond offerings. Several of our competitors have also conducted private placements of equity or debt that included alliances with larger partners who are able to bring them strategic advantages in addition to financing. By enhancing their capital bases and forming strategic alliances, our competitors have strengthened their competitiveness and gained greater brand recognition. Recently some of our major competitors have engaged in or initiated transactions that could make it more difficult for us to compete against them effectively. For example, Alibaba’s pending acquisition of Youku Tudou could provide Youku Tudou with considerably greater financial and other resources than were previously available to it for developing and expanding its online video business, which resources we would be unlikely to be able to match. In addition, Qihoo, with which we compete in our search and search-related business, has entered into a proposed “going private” transaction that would result in the delisting of its shares from the New York Stock Exchange; Baidu recently announced a proposal to sell its majority interest in its online video subsidiary iQiyi to members of Baidu’s and iQiyi’s management; and there are indications that SouFun may spin off a portion of its business. These transactions could enhance Qihoo’s, iQiyi’s and SouFun’s competitive positions relative to ours by giving them greater flexibility in their business operations and an opportunity to seek high valuations on alternative share exchanges, such as PRC exchanges, which could in turn provide them with increased capital resources, the ability to offer more valuable equity incentives for purposes of personnel recruiting, and valuable equity to use as consideration for strategic acquisitions.

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

As our products and services are currently accessed primarily through mobile phones, tablets and other internet-enabled mobile devices, we believe that we must develop products and applications for such devices if we are to maintain or increase our market share and revenues, and we may not be successful in doing so.

Devices other than personal computers, such as mobile phones, tablets, wearable devices and other internet-enabled mobile devices, are used increasingly in China and in overseas markets, and have surpassed personal computers as the primary means to access the Internet in the key Chinese markets in which we operate. We believe that, for our business to be successful, we will need to design, develop, promote and operate new products and applications that will be popular with such devices. The design and development of new products and applications may not be successful. We may encounter difficulties with the installation of such new products and applications for mobile devices, and such products and applications may not function smoothly. As new devices are released or updated, we may encounter problems in developing and upgrading our products or applications for use on mobile devices and we may need to devote significant resources to the creation, support, and maintenance of such products or applications for mobile devices.

Our business depends on a strong brand; thus we will not be able to attract users, customers and clients of our products and offerings if we do not maintain and develop our brands.

It is critical for us to maintain and develop our brands so as to effectively expand our user base and our revenues. We believe that the importance of brand recognition will increase as the number of Internet users in China grows. In order to attract and retain Internet users, brand advertising, search, online game and mobile customers, we may need to substantially increase our expenditures for creating and maintaining brand loyalty. Our success in promoting and enhancing our brands, as well as our ability to remain competitive, will also depend on our success in offering high quality content, features and functionality. If we fail to promote our brands successfully or if our users or advertisers do not perceive our content and services to be of high quality, we may not be able to continue growing our business and attracting users, advertisers, online game players and mobile users.

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

As a component of our growth strategy, we have acquired and intend to actively identify and acquire assets, technologies and businesses that are complementary to our existing businesses. Our acquisitions could result in the use of substantial amounts of cash, issuance of potentially dilutive equity securities, significant impairment losses related to goodwill or amortization expenses related to intangible assets and exposure to undisclosed or potential liabilities of acquired companies. For example, in 2014 Changyou recognized a $33.8 million impairment loss for goodwill and a $15.3 million impairment loss for acquired intangible assets related to RaidCall, as a result of Changyou’s management’s assessment that the impairments existed based on its conclusion that RaidCall was unable to provide expected synergies with Changyou’s online games business. In 2015 Changyou recognized a $29.6 million impairment loss for good will and an $8.9 million impairment loss for acquired intangible assets relating to the Dolphin Browser operated by MoboTap, which was acquired by Changyou in 2014, as a result of Changyou’s management’s conclusion that expected synergies with Changyou’s platform channel business would not materialize.

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

We have experienced dramatic growth in personnel in the past and we expect to continue to hire additional personnel. This growth requires significant time and resource commitments from us and our senior management. If we are unable to effectively manage a large and geographically dispersed group of employees or anticipate our future growth, our business could be adversely affected. As we have approximately 10,600 employees, it can be difficult for us to fully monitor each employee’s behavior. In addition, as we are expanding our business into many cities throughout China to provide localized products and services, it is harder for us to monitor and regulate the overall behavior of our branch offices or of individual employees at such branch offices, to effectively implement our strategy to local offices and to manage the growth of these local operations. We cannot assure you that we will be able to maintain policies and procedures that are rigorous enough or that we will be able to cause all of our employees or all of our branch offices to behave in conformity with those policies and procedures, or to ensure that our employees will not engage in conduct that could expose us to third-party liability or governmental sanctions, which may limit our future growth and hamper our business strategy. Additionally, our business relies on our financial reporting and data systems (including our systems for billing users of our fee-based services), which have grown increasingly complex in the recent past due to acquisitions and the diversification and complexity of our business. Our ability to operate our business efficiently depends on these systems, and if we are unable to adapt to these changes, our business could be adversely affected.

Moreover, to keep pace with the rapidly developing and evolving Internet industry, we must explore new products, services or revenue models for our business. For example, in addition to using traditional advertising forms, we have begun to embed product placements in our self-developed content; and for our real estate business, we sell paid memberships through which potential home buyers can purchase properties from our partner developers at discounts. Since we have limited experience in these business areas, we may fail to manage growth and adapt to industry trends and business models.

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

We rely on third party providers for high-quality news, video, audio and text content in order to make our Internet platforms more attractive to users and advertisers. Most of our content providers have increased the fees they charge us for their content. This trend has increased our costs and operating expenses and has affected our ability to obtain content at an economically acceptable cost. Video content costs have escalated sharply in recent years. If we are not able to purchase as much video content as we did in 2014 and 2015, the size of our video library will be reduced and our attractiveness to users will be severely impaired and advertisers may choose not to advertise through our Internet platforms, including our Internet platforms for video. Except for exclusive content that we obtain from certain of our video content providers, much of the third party content provided to our Internet platforms is also available from other sources or may be provided to other Internet companies. If other Internet companies present the same or similar content in a superior manner, it would adversely affect our user traffic.

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

We also rely on a number of key technology staff for our business. Given the competitive nature of the industry, and in particular our competitors’ increasingly aggressive efforts to provide competitive compensation packages to attract talent in the key Chinese markets where we operate, the risk of key technology staff leaving Sohu is high and could have a disruptive impact on our operations. The recent migration of some of our competitors to listings on stock exchanges in the PRC has in some cases made it more difficult for us to retain and attract talent, because such competitors are often able to offer employees and potential employees equity incentives based on the recent higher valuations of many companies listed on the PRC exchanges, which we may not be able to match.

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

Our financial, operational, and administrative resources may be inadequate to sustain the growth we want to achieve. As the demands of our users and the needs of our customers change, the number of our users and volume of online advertising increase, requirements for maintaining sufficient servers to provide high-definition online video and to provide game players smooth online game experiences increase, requirements for search traffic and users’ requirements as to the quality of search services increase, and mobile activities increase, we will need to increase our investment in our network infrastructure, facilities and other areas of operations. If we are unable to manage our growth and expansion effectively, the quality of our services could deteriorate and our business may suffer. Our future success will depend on, among other things, our ability to:

•	access financial resources;

•	adapt our services and maintain and improve the quality of our services;

•	protect our Internet platforms from hackers and unauthorized access;

•	continue training, motivating and retaining our existing employees and attract and integrate new employees; and

•	maintain and improve our operational, financial, accounting and other internal systems and controls.

Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business.

We regard our copyrights, trademarks, trade secrets and other intellectual property as critical to our success. Unauthorized use of our intellectual property by third parties may adversely affect our business and reputation. For example, a third-party Internet platforms operator might provide its users access to video content on our Internet platforms while blocking Internet advertisements embedded in our video content, which could adversely affect our online advertising revenues and our reputation with our current and potential advertising clients. We rely on trademark and copyright law, trade secret protection and confidentiality agreements with our employees, customers, business partners and others to protect our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without authorization. For example, some of our self-developed Web series video productions were disseminated by third parties without our authorization. Furthermore, under the newly amended Patent Law of the PRC (promulgated by the NPC Standing Committee on December 27, 2008, and effective as of October 1, 2009), the State Council’s Patent Administration Department may grant a compulsory license to individuals or entities to use one or more of our patents if our exploitation of the patents has been determined to violate the antitrust laws. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries are uncertain and still evolving. In particular, the laws of the PRC and certain other countries are uncertain or do not protect intellectual property rights to the same extent as do the laws of the United States. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Future litigation could result in substantial costs and diversion of resources. For example, in 2015, we filed intellectual property-related lawsuits within Mainland China, including 17 patent infringement lawsuits relating to the Sogou Input Method. We cannot be certain that judgments from the lawsuits will be issued in our favor, or that any resulting damages will cover our business losses and litigation expenses. If our campaigns and lawsuits against piracy do not achieve their intended effect, our business and operation may be adversely affected.

We may be subject to intellectual property infringement claims, which may force us to incur substantial legal expenses and, if determined adversely to us, materially disrupt our business.

We cannot be certain that the products, services and intellectual property used in our normal course of business do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We have in the past been, and may in the future be, subject to claims and legal proceedings relating to the intellectual property of others in the ordinary course of our business and have in the past been, and may in the future be, required to pay damages or to agree to restrict our activities. In particular, if we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, may be ordered to pay damages or fines, and may incur licensing fees or be forced to develop alternatives. We may incur substantial expense in defending against third party infringement claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability or may materially disrupt the conduct of our business by restricting or prohibiting our use of the intellectual property in question. In March 2008, we were sued by four major record companies, Sony BMG, Warner, Universal and Gold Label, which alleged that we had provided music search links and download services that violated copyrights they owned. Although the lawsuits were settled in 2013 without any payment of damages by us, we may be subject to similar lawsuits in the future. In addition, it is possible that content on our Sohu News App, which not only includes content developed by us but also provides a platform for a significant amount of content generated by others, may violate the intellectual property rights of third parties. Furthermore, PRC governmental authorities have recently been drawing attention to issues regarding the infringement of online intellectual property rights. For example, the Jian Wang 2015 campaign, which targets five primary types of Internet infringement and piracy, was launched on June 10, 2015.

We may be subject to, and may expend significant resources in defending against, claims based on the content and services we provide over our Internet platforms.

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

We could be exposed to liability for the selection of listings that may be accessible through our Internet platforms or through content and materials that our users may post in classifieds, message boards, micro blog, chat rooms or other interactive services. If any information provided through our services contains errors, third parties may make claims against us for losses incurred in reliance on the information. We also offer Web-based e-mail and subscription services, which expose us to potential liabilities or claims resulting from:

•	unsolicited e-mail;

•	lost or misdirected messages;

•	illegal or fraudulent use of e-mail; or

•	interruptions or delays in e-mail service.

Investigating and defending any such claims may be expensive, even if they do not result in liability.

We may not have exclusive rights to trademarks, designs and technologies that are crucial to our business.

We have applied for initial registrations in the PRC and overseas, and/or changes in registrations relating to transfers of our key trademarks in the PRC, including Sohu.com logos, Sohu Fox logos, www.focus.com.cn, GoodFeel logos, Go2Map, Sogou logos, Sohu Focus, TLBB, ChangYou.com, cyou.com, TL logos, DMD, 17173 and the corresponding Chinese versions of the marks, so as to establish and protect our exclusive rights to these trademarks. We have also applied for patents relating to our business. While we have succeeded in registering the trademarks for most of these marks in the PRC under certain classes, the applications for initial registration, and/or changes in registrations relating to transfers, of some marks and/or of some of marks under other classes are still under examination by the Trademark Office of the SAIC, and relevant authorities overseas. While we have succeeded in obtaining some patents, some of our patent applications are still under examination by the State Intellectual Property Office of the PRC. Approvals of our initial trademark registration applications, and/or of changes in registrations relating to such transfers, or of our patent applications, are subject to determinations by the Trademark Office of the SAIC, the State Intellectual Property Office of the PRC and relevant authorities overseas that there are no prior rights in the applicable territory. We cannot assure that these applications will be approved. Any rejection of these applications could adversely affect our rights to the affected marks, designs and technologies. In addition, even if these applications are approved, we cannot assure you that any registered trademark or issued patent will be sufficient in scope to provide adequate protection of our rights.

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

Our business could be adversely affected by the effects of H1N1 influenza, H7N9 influenza, avian influenza, SARS or other epidemics or outbreaks. China reported a number of cases of SARS in April 2003. In recent years, there have been reports of occurrences of H1N1 influenza, H7N9 influenza and of avian influenza in various parts of China, including a few confirmed human cases and deaths. Any prolonged recurrence of H1N1 influenza, H7N9 influenza, avian influenza, SARS or other adverse public health developments in China may have a material adverse effect on our business operations. These could include illness and loss of our management and key employees, as well as temporary closure of our offices and related business operations, such as server operations, upon which we rely. Such loss of management and key employees or closures would severely disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of H1N1 influenza, H7N9 influenza, avian influenza, SARS or any other epidemic. In addition, other major natural disasters may also adversely affect our business by, for example, causing disruptions of the Internet network or otherwise affecting access to our portals and our games. For example, after the Sichuan earthquake in May 2008, we suspended our delivering of online advertisements and our MMOG operations during a three-day national mourning period.

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

We derive a significant portion of our revenues, and expect to derive a significant portion of our revenues for the foreseeable future, from the sale of advertising space on our Internet platforms. Brand advertising revenues represented approximately 30% and 33% of our total revenues for the years ended December 31, 2015 and 2014, respectively. For the years ended December 31, 2015 and 2014, sales to our five largest advertisers accounted for approximately 10% and 8%, respectively, of our total brand advertising revenues. The growth of our brand advertising revenues relies on increased revenue from the sale of advertising spaces on our Internet platforms, which may be affected by many of the following risk factors:

•	The brand advertising market is rapidly evolving in China. As a result, many of our current and potential advertising clients historically have not devoted a significant portion of their advertising budget to Internet-based advertising;

•	Changes in government policy could restrict or curtail our brand advertising services. For example, during the last several years, the PRC government enacted a series of regulations, administrative instructions and policies to restrict online medical advertising. As a result of these regulations, we may lose some of our existing medical advertising clients;

•	Advertising clients may adopt new methods and strategies other than brand advertising to promote their brand and therefore our advertising revenue would be negatively affected;

•	The acceptance of the Internet as a medium for advertising depends on the development of standards for measuring the effectiveness of advertisements disseminated over the Internet, and no standards have been widely accepted for the measurement of the effectiveness of brand advertising over the Internet. Industry-wide standards may not develop that are sufficient to support the Internet as an effective advertising medium. If these standards do not develop, advertisers may choose not to advertise on the Internet in general or through our portals or search engines;

•	Historically we have charged our advertisers on a CPC basis, where we charge when users click on our advertisers’ promotional links displayed on our Internet platforms. However, increasing numbers of advertisers are indicating that in the future they will only enter into contracts with us pursuant to which we would charge on a Cost Per Action (“CPA”) basis, where users must not only click on the links but must also download and install the advertisers’ promotional software or applications and run the installed software or applications at least once. If this migration from a CPC to a CPA payment model continues on a large scale, or if CPA advertisements cannot generate enough user actions that can be tracked as delivered advertisements, our advertising revenues will be adversely affected; and

•	We may not have systems that are sufficiently well-developed to support the CPM pricing models, and as a result, we may suffer system bugs that cause bad user experiences errors or omission in publishing our client’s advertisements, which could have a negative impact on our brand advertising business.

In addition, our ability to generate and maintain significant brand advertising revenues will also depend upon:

•	the development of a large base of users possessing demographic characteristics attractive to advertising clients;

•	the acceptance of brand advertisement as an effective way for business marketing by advertising clients;

•	the effectiveness of our advertising delivery, tracking and reporting systems;

•	the resistance pressure on brand advertising prices and limitations on inventory; and

•	the establishment of a successful business model to make our new products adaptable to portable devices, which has required, and will continue to require us, to make significant expenditures for research, development, promotion and operations.

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

Our costs for brand advertising have increased significantly as a result of our investment in online video services. If we are unable to manage the growth of our online video business successfully and control its operating costs effectively, our business may be adversely affected.

In 2007 we launched our video service, and its operation requires significant upfront capital expenditures as well as continuous, substantial investment in content, technology, infrastructure and brand promotion for both PCs and mobile devices. Although we have attempted to control our costs relating to content, bandwidth, marketing, and other items for online video services, our operating expenses have increased significantly and may continue to escalate. We have to continuously invest additional financial, operational, strategic, technological, personnel and other resources in order to compete with vertical online video sites that have raised significant capital through initial public offerings and other financing activities, which may significantly strain our resources and negatively affect our operating results.

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

We have spent, and will continue to spend, significant resources to develop our own TV series and other video content. We have also invested, and will likely invest in the future, in the production of movies by selected independent third-party movie studios, where we have exclusive rights to distribute the online versions of such movies on our Internet platforms for video. If our self-developed TV series or other video content, or movies in which we invest, are not well received by viewers and/or fail to attract sufficient advertising placements from advertisers, we may not be able to recoup our production costs or investments in movie production.

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

We rely on advertising agencies to sell our brand advertising services. As advertising agencies in the Chinese market have consolidated recently, the bargaining power of the large advertising agencies resulting from such consolidation may permit them to require that we pay higher sales rebates, which would adversely affect our gross margin.

Most of our brand advertising services are distributed by advertising agencies. In 2015, for example, approximately 74% of our brand advertising revenues were derived from advertising agencies. In consideration for these agencies’ services, we are required to pay certain percentages of revenues as sales rebates. Partially as a result of recent consolidation in the advertising agency market, during 2015 the biggest 10 advertising agencies in China contributed approximately 36% of our brand advertising revenue. If the brand advertising market is effectively controlled by a small number of large advertising agencies, such advertising agencies may be in a position to demand higher sales rebates based on increased bargaining power, which could negatively affect our brand advertising growth.

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

The development of Web software that blocks Internet advertisements before they appear on a user’s screen may hinder the growth of online advertising. For example, some Rich Site Summary, or RSS, Internet platforms allow their users to access video content from our Internet platforms, while completely blocking our advertisements from being viewed by their users. Since our advertising revenues are generally based on user views, the expansion of advertisement blocking on the Internet may decrease our advertising revenues because, when an advertisement is blocked, it is not downloaded from the server, which means such advertisements will not be tracked as a delivered advertisement. In addition, advertisers may choose not to advertise on the Internet or on our Internet platforms because of the use by third parties of Internet advertisement blocking measures. In addition, increasing numbers of browsers include technical barriers designed to prevent Internet information service providers such as us to trail the browsing history of the Internet users, which is also like to adversely affect the growth of online advertising.

If video content we acquire or license fails to attract and retain users and advertisers, we may not be able to generate sufficient user traffic to allow us to maintain or increase our video revenues.

The success of our online video business largely depends on our ability to generate sufficient user traffic, through provision of attractive products, to in turn attract advertisers to place advertisements on our Internet platforms for video. In order to attract and retain users, we have needed, and will continue to need, to expend significant resources to develop our own or acquire from third parties’ high-quality video content. In 2015, we purchased significant amounts of exclusive video contents, through which we generated user traffic and revenues by bartering for other video content from other parties or distributing to other third parties. We cannot assure you that we will continue to be able to acquire exclusive content rights in the future and our user traffic and revenues generated from such exclusive content rights could be reduced. Moreover, if we fail to produce by ourselves or acquire from third parties high-quality video content, or if video content we develop by ourselves or acquire proves to be less attractive to users than we anticipated, our user traffic and our market share could be adversely effected, which could result in our being unable to maintain or increase our video revenues.

Videos and other types of content and materials displayed on our Internet platforms may be found objectionable by PRC regulatory authorities, may subject us to penalties and other administrative actions, and may be subject us to liabilities for infringement of third-party intellectual property rights or other allegations.

The PRC government has adopted regulations governing Internet access and the distribution of videos over the Internet. In addition to professionally produced content, we allow our users to upload videos to our Internet platforms. Our users can upload all types of content, including user-created and professionally produced content, and can upload graphic files for limited purposes, such as updating user biographies. Although we have adopted internal procedures to monitor the content displayed on our Internet platforms, due to the significant amount of content uploaded by our users, we may not be able to identify all videos or other content that may violate relevant laws and regulations. Failure to identify and prevent illegal or inappropriate content from being displayed on our Internet platforms may subject us to liability.

To the extent that PRC regulatory authorities find any content displayed on our Internet platforms objectionable, they may require us to limit or eliminate the dissemination of such content on our Internet platforms, with take-down orders or otherwise. The SAPPRFT publishes from time to time lists of content that it considers objectionable, and we must dedicate teams of employees to continually monitor user-uploaded content and remove content that is deemed objectionable. In addition, regulatory authorities may impose penalties on us based on content displayed on or linked to our Internet platforms in cases of significant violations, including a revocation of our operating licenses or a suspension or shutdown of our online operations. In the event that PRC regulatory authorities find the video content on our Internet platforms objectionable and impose penalties on us or take other administrative actions against us in the future, our business and reputation may be adversely affected. Moreover, the costs of compliance with these regulations may continue to increase as more content is uploaded by our users.

In addition, under PRC laws and regulations governing online advertising, online publishers, such as us, are required to monitor advertising content displayed on their Internet platforms for accuracy, and for compliance with PRC law governing the dissemination of content over the Internet that is deemed to be unlawful or inappropriate. If we were found to have failed to fulfill our obligation to monitor the advertisements of an advertising customer, we could be subject to various penalties, including being prohibited from providing advertising services for advertisers in the entire industry of the customer.

We have been involved in litigation based on allegations of infringement of third-party copyright and other rights, such as privacy and image rights, due to the videos displayed on our Internet platforms. See “Risks Related to Our Business—We may be subject to intellectual property infringement claims, which may force us to incur substantial legal expenses and, if determined adversely against us, materially disrupt our business.” While we have implemented internal procedures to review videos uploaded by our users and remove promptly from our Internet platforms any infringing videos after we receive infringement notifications from rights owners, due to the significant number of videos uploaded by users, we may not be able to identify all content that may infringe on third-party rights. Moreover, some rights owners may not send us a notice before bringing a lawsuit against us. Thus, our failure to identify unauthorized videos posted on our Internet platforms has subjected us to, and may in the future subject us to, claims of infringement of third-party intellectual property rights or other rights. In addition, we may be subject to administrative actions brought by the NCA or its local branches for alleged copyright infringement.

We may also face litigation or administrative actions for defamation, negligence, or other purported injuries resulting from videos and advertisements that we display on our Internet platforms. Such litigation and administrative actions, with or without merit, may be expensive and time-consuming and may result in significant diversion of resources and management attention from our business operations. Furthermore, such litigation or administrative actions may adversely affect our brand image and reputation.

Our revenues from mobile-related services have decreased recently and are expected to grow only minimally, or to decrease, in the future.

Our mobile-related services revenues, which are classified as others revenues in our consolidated statements of comprehensive income and are derived from mobile-related services and mobile products offered in cooperation with China mobile network operators to mobile phone users and to China mobile network operators, have decreased recently, and represent only a small portion of our total revenues. We expect mobile revenues to grow only minimally, or to decrease, in the future.

Our search and search-related revenues may not sustain their growth or may decrease in the future.

The growth of our search and search-related revenue is subject to the following risks: As increasing numbers of users are using mobile devices to access the Internet, if we are unable to attract and retain mobile users to our products and services, we may fail to capture market share for mobile search;

•	We may not be able to achieve greater market acceptance or gain additional market share from our existing competitors or new competitors;

•	Many of our current and potential advertisers have limited experience with the Internet as a marketing channel, and historically have not devoted a significant portion of their marketing budgets to online marketing and promotion. As a result, they may not consider the Internet to be an effective channel to promote their products and services as compared to traditional print and broadcast media;

•	Although devices other than personal computers, such as mobile phones, tablets and other internet-enabled mobile devices, are increasingly used to access the Internet, many of our current and potential advertisers have limited experience using the Internet as a marketing channel with advertising content delivered by Mobile Apps to such mobile devices, and may not be ready to devote a significant portion of their Internet marketing budgets to mobile Internet marketing and promotion;

•	Our success depends on providing products and services to attract users and enable users to have a high-quality Internet experience. A loss of users could weaken our brand and result in a loss of advertisers, which would have a material adverse effect on revenues;

•	We may be unable to retain our existing advertisers or attract new advertisers;

•	We rely heavily on our nationwide agency network of third-party agencies for our sales to, and collection of payment from, our advertisers. We cannot assure that we will continue to maintain favorable relationships with those agencies; and

•	We rely on our Website Alliance members for a significant portion of our search revenues. If we fail to retain existing Website Alliance members or attract additional members, our revenues and growth may be adversely affected.

If Sogou’s collaboration with Tencent is terminated or curtailed, Sogou’s business would likely to be adversely affected.

A substantial amount of our search and search-related traffic is generated from users of Tencent products and services, and Sogou relies on Tencent for the promotion of some Sogou products and services. In addition, Sogou collaborates with Tencent to provide differentiated products and services. For example, Sogou launched a unique Weixin search function for both PCs and mobile devices that allows users to search the large amount of content that is published on Weixin accounts. If Sogou’s collaborative relationship with Tencent is terminated or curtailed, or if Tencent does not continue to deliver an adequate level of access to its platforms or adequately promote Sogou products and services, Sogou business would likely be adversely affected.

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

We enhance the distribution of advertisers’ promotional links or advertisements by leveraging traffic on Sogou’s Website Alliance members’ Websites, and revenues generated from the Website Alliance account for a significant portion of our total pay-for-click revenues. If the Website Alliance members decide to use a competitor’s or their own Internet search services, or if we fail to attract additional Websites to join Sogou’s Website Alliance, our pay-for-click revenues will be adversely affected.

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

The telecommunications infrastructure in China is not as well developed as it is in the United States. Our growth will depend on the PRC government and state-owned enterprises establishing and maintaining a reliable Internet and telecommunications infrastructure to reach a broader base of Internet users in China. The Internet infrastructure, standards, protocols and complementary products, services and facilities necessary to support the demands associated with continued growth may not be developed on a timely basis or at all by the PRC government and state-owned enterprises.

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

We have signed Bandwidth Provision and Server Hosting Agreements with China Mobile, China Unicom, and China Telecom. Under these agreements, we established 21 core data centers to support most of our core services. However, as there are limited telecommunication infrastructure service providers, we may not be able to lease additional bandwidth on acceptable terms, on a timely basis, or at all. If we are not able to lease additional bandwidth, the development of our business can be affected.

To the extent we are unable to scale our systems to meet the increasing PRC Internet population, we will be unable to expand our user base and increase our attractiveness to advertisers and merchants.

As Internet volume and traffic increase in China, we may not be able to scale our systems proportionately. To the extent we do not successfully address our capacity constraints, our operations may be severely disrupted, and we may not be able to expand our user base and increase our attractiveness to advertisers and merchants. Even if we scale our systems proportionately, any unforeseen increase in traffic may disrupt our operations and make it difficult for our users to visit our Internet platforms, or even cause users to be unable to access our Internet platforms at all, which could result in a loss of users.

Unexpected network interruptions caused by system failures may result in reduced user traffic, reduced revenue and harm to our reputation.

Our Internet platforms operations are dependent upon Web browsers, Internet service providers, content providers and other Internet platforms operators in China, which have experienced significant system failures and system outages in the past. Our users have in the past experienced difficulties due to system failures unrelated to our systems and services. Any system failure or inadequacy that causes interruptions in the availability of our services, or increases the response time of our services, as a result of increased traffic or otherwise, could reduce our user satisfaction, future traffic and our attractiveness to users and advertisers. For example, on February 14, 2009, our blog services were disconnected because of a power loss affecting China Unicom. Although such disconnection did not have any material adverse effect on our business, we cannot assure that our business would not be affected negatively by any future similar events.

Our operations are vulnerable to natural disasters and other events, as we only have limited backup systems and do not maintain any backup servers outside of China.

We have limited backup systems and have experienced system failures and electrical outages from time to time in the past, which have disrupted our operations. Most of our servers and routers are currently hosted in a single location within the premises of BTA. Our disaster recovery plan cannot fully ensure safety in the event of damage from fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins and similar events. If any of the foregoing occurs, we may experience a complete system shutdown. We do not carry any business interruption insurance. To improve the performance and to prevent disruption of our services, we may have to make substantial investments to deploy additional servers or one or more copies of our Internet platforms to mirror our online resources.

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

Internet use can decline if any well-publicized compromise of security occurs. “Hacking” involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment. Hackers, if successful, could misappropriate proprietary information or cause disruptions in our service. We may be required to expend capital and other resources to protect our Internet platforms against hackers, and measures we may take may not be effective. In addition, the inadvertent transmission of computer viruses could expose us to a risk of loss or litigation and possible liability, as well as damage our reputation and decrease our user traffic.

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

Our interests in our two primary controlled subsidiaries could be significant diluted.

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

Various regulations in the PRC restrict or prohibit WFOEs from operating in specified industries such as Internet information, online game, mobile, Internet access, and certain other industries. We are a Delaware corporation, and Sohu Hong Kong, our indirect wholly-owned subsidiary and the parent company of Sohu New Momentum, Sohu Era and Sohu Media; Sogou HK, our indirect controlled subsidiary and the parent company of Sogou Technology; Vast Creation, our indirect controlled subsidiary and the parent company of Sogou Network; Video HK, our indirect wholly-owned subsidiary and the parent company of Video Tianjin; and Changyou HK, our indirect subsidiary and the parent company of AmazGame, Gamespace, Beijing Baina Technology, are foreign persons under PRC law. In order to comply with PRC regulatory requirements, we conduct our Internet and value-added telecommunication operations in the PRC through our VIEs that are incorporated in the PRC and owned by certain of our employees. Through a series of contractual arrangements, our VIEs, for which Sohu is their primary beneficiary, are effectively controlled by our indirect wholly-owned and majority-owned PRC Subsidiaries.

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

In addition, pursuant to Circular 6 and the MOFCOM Security Review Rules, a security review is required for mergers and acquisitions by foreign investors having “national defense and security” concerns and mergers and acquisitions by which foreign investors may acquire “de facto control” of domestic enterprises with “national security” concerns and prohibit foreign investors from bypassing the security review requirement by structuring transactions through proxies, trusts, indirect investments, leases, loans, control through contractual arrangements or offshore transactions. These national security review-related regulations are relatively new and there is a lack of clear statutory interpretation regarding the implementation of the rules, and PRC authorities may interpret these regulations to mean that the transactions implementing our VIE structures should have been submitted for review. For a discussion of these PRC national security review requirements, see “Specific Regulations—Miscellaneous—Regulation of M&A and Overseas Listings”

If we were found to be in violation of any existing or future PRC law or regulations relating to foreign ownership of value-added telecommunications businesses, including the Draft FIE Law if it becomes effective, and security reviews of foreign investments in such businesses, including online games businesses, regulatory authorities with jurisdiction over the operation of our business would have broad discretion in dealing with such a violation, including levying fines, confiscating our income, revoking the business or operating licenses of PRC subsidiaries and/or VIEs, requiring us to restructure our ownership structure or operations, requiring us to discontinue or divest ourselves of all or any portion of our operations or assets, restricting our right to collect revenues, blocking our Internet platforms, or imposing additional conditions or requirements with which we may not be able to comply. Any of these actions could cause significant disruption to our business operations and have an adverse impact on our business, financial condition and results of operations. Further, if changes were required to be made to our ownership structure, our ability to consolidate our VIEs could be adversely affected.

We may be unable to collect long-term loans to officers and employees or exercise management influence associated with High Century, Heng Da Yi Tong, Tianjin Jinhu, Sogou Information, Gamease and Guanyou Gamespace.

As of December 31, 2015, Sohu had outstanding long-term loans of $9.3 million to Dr. Charles Zhang and certain other employees. These long-term loans were used to finance investments in our VIEs High Century, Heng Da Yi Tong, Tianjin Jinhu, Sogou Information, Gamease and Guanyou Gamespace, which are used to facilitate our participation in telecommunications, Internet content, online games and certain other businesses in China where foreign ownership is either prohibited or restricted.

The loan agreements contain provisions that, subject to PRC laws, (i) the loans can only be repaid to us by transferring the shares of High Century, Heng Da Yi Tong, Tianjin Jinhu, Sogou Information, Gamease and Guanyou Gamespace to us; (ii) the shares of High Century, Heng Da Yi Tong, Tianjin Jinhu, Sogou Information, Gamease and Guanyou Gamespace cannot be transferred by the borrowers without our approval; and (iii) we have the right to appoint all directors and senior management personnel of High Century, Heng Da Yi Tong, Tianjin Jinhu, Sogou Information, Gamease and Guanyou Gamespace. Under the loan agreements the borrowers have pledged all of their shares in High Century, Heng Da Yi Tong, Tianjin Jinhu, Sogou Information, Gamease and Guanyou Gamespace collateral for the loans, and the loans bear no interest and are due on the earlier of a demand or such time as Dr. Charles Zhang or one of the other employee borrowers, as the case may be, is not an employee of Sohu. Sohu does not intend to request repayment of the loans as long as PRC regulations prohibit it from directly investing in businesses engaged in by the VIEs.

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

Because we conduct our Internet operations mainly in the PRC, and are restricted or prohibited by the PRC government from owning Internet content, telecommunication, online games operations and certain other operations in the PRC, we are dependent on our VIEs in which we have no direct ownership interest, to provide those services through contractual agreements among the parties and to hold some of our assets, including some of the domain names and trademarks relating to our business. These arrangements may not be as effective in providing control over our Internet content, telecommunications operations, online games operations and certain other as direct ownership of these businesses. For example, if we had direct ownership of our VIEs, we would be able to exercise our rights as a shareholder to effect changes in their boards of directors, which in turn could effect changes at the management level. Due to our VIE structure, we have to rely on contractual rights to effect control and management of our VIEs, which exposes us to the risk of potential breach of contract by the VIEs or their shareholders, such as their failing to use the domain names and trademarks held by them, or failing to maintain our Internet platforms, in an acceptable manner or taking other actions that are detrimental to our interests. In addition, as each of our VIEs is jointly owned by its shareholders, it may be difficult for us to change our corporate structure if such shareholders refuse to cooperate with us. In addition, some of our subsidiaries and VIEs could fail to take actions required for our business, such as entering into content development contracts with potential content suppliers or failing to maintain the necessary permits for the content servers. Furthermore, if the shareholders of any of our VIEs were involved in proceedings that had an adverse impact on their shareholder interests in such VIE or on our ability to enforce relevant contracts related to the VIE structure, our business would be adversely affected.

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

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. Our PRC operating subsidiaries Sohu New Momentum, Sohu Era, Sohu Media, Video Tianjin, Sogou Technology, Sogou Network, AmazGame, Gamespace and Beijing Baina Technology are WFOEs, which are enterprises incorporated in China and wholly-owned by our indirect off-shore subsidiaries. Those WFOEs are subject to laws and regulations applicable to foreign investment in China. In addition, all of our subsidiaries and VIEs are incorporated in China and subject to all applicable Chinese laws and regulations. Because of the relatively short period for enacting such a comprehensive legal system, it is possible that the laws, regulations and legal requirements are relatively recent, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to us and other foreign investors, including you. Such uncertainties may also make it easier for others to infringe our intellectual property without significant cost, and new entrants to the market may tend to use gray areas to compete with us. In addition, uncertainties in the PRC legal system may lead to penalties imposed on us because of a difference in interpretation of the applicable law between the relevant governmental authority and us. For example, under current tax laws and regulations, we are responsible for paying business tax on a “Self-examination and Self-application” basis. However, since there is no clear guidance as to the applicability of certain areas of preferential tax treatment, we may be found to be in violation of the tax laws and regulations based on the interpretation of local tax authorities with regard to the scope of taxable services and the applicable tax rates, and therefore might be subject to penalties, including monetary penalties. In addition, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the Internet, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws.

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

These laws designed to enhance labor protection tend to increase our labor costs. In addition, as the interpretation and implementation of these regulations are still evolving, our employment practices may not be at all times be deemed in compliance with the regulations. As a result, we could be subject to penalties or incur significant liabilities in connection with labor disputes or investigations.

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

Under the Measures for the Administration of the Transmission of Audiovisual Programs over Internet and other Information Networks issued by the SAPPRFT (“SAPPRFT Measures”), which came into effect on October 11, 2004, Websites authorized to disseminate news must apply to the SAPPRFT to obtain a Permit for the Network Transmission of Audiovisual Programs in order to disseminate streaming video online. In addition, SAPPRFT issued the Catalogue of Classification of Internet Audio-Video Program Services (Trial) on April 1, 2010, pursuant to which the business of providing public program searching and watching services through the Internet to the public is classified as an Internet audio-video program service for which a Permit for the Network Transmission of Audiovisual Programs is required. On May 31, 2008, Sohu Internet received a Permit for the Network Transmission of Audiovisual Programs, issued by the SAPPRFT, and received a renewal on June 20, 2014. However, Sogou Information has not yet been granted such a license. If Sogou’s provision of video search services is later challenged by the SAPPRFT, we may be subject to severe penalties, including fines, or the suspension of our video search services or even our operations. In addition, Sohu’s online video businesses are operated under various Internet platforms, such as sohu.com, Focus.cn and sogou.com, but current PRC laws and regulations are lack of clear provisions indicating whether it is permissible to provide video services over several Internet platforms that are owned by a single company under one permit and the SAPPRFT might claim that such operation under one permit is not allowed under the SAPPRFT Measures. If the SAPPRFT were to make such a claim, we could face penalties from the SAPPRFT, such as fines, cancellation of our existing permit, or the forced discontinuation or restriction on our video services or even our operations. If we are ordered to suspend our services, our user traffic will be reduced and therefore our revenues will be negatively affected.

We cannot assure you that we have fully complied with or will in the future always comply with PRC rules and regulations regarding Internet-related services and telecom-related activities. In addition, the PRC government may promulgate new laws, rules or regulations at any time. If current or future laws, rules or regulations regarding Internet-related activities are interpreted to be inconsistent with our ownership structure and/or our business operations, our business could be severely impaired and we could be subject to severe penalties.

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

We are also subject to potential liabilities for content on our Internet platforms that is deemed inappropriate and for any unlawful actions of our subscribers and other users of our systems under regulations promulgated by the MIIT, such potential liabilities including the imposition of fines or even the shutting down of the Internet platforms.

Furthermore, we are required to delete content that clearly violates the laws of the PRC and report content that we suspect may violate PRC law. We may have difficulty determining the type of content that may result in liability for us and, if we are wrong, we may be prevented from operating our Internet platforms.

Dividends we receive from our operating subsidiaries located in the PRC are subject to PRC profit appropriation and PRC withholding tax.

PRC legal restrictions permit payment of dividends by Sohu New Momentum, Sohu Era, Sohu Media, Video Tianjin, Sogou Technology, Sogou Network, AmazGame, Gamespace and Beijing Baina Technology only out of their net income, if any, determined in accordance with PRC accounting standards and regulations. Under PRC law, Sohu New Momentum, Sohu Era, Sohu Media, Video Tianjin, Sogou Technology, AmazGame, Gamespace and Beijing Baina Technology are also required to set aside 10% of their net income each year to fund certain reserve funds until these reserves equal 50% of the amount of registered capital. These reserves are not distributable as cash dividends.

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

Under the Arrangement Between the PRC and the Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion with Respect to Taxes on Income and Capital (“China-HK Tax Arrangement”), which became effective on January 1, 2007, the dividend withholding tax rate may be reduced to 5%, if a Hong Kong resident enterprise is considered a non-PRC resident enterprise and holds at least 25% of the equity interests in the PRC enterprise distributing the dividends, subject to approval of the PRC local tax authority. However, if the Hong Kong resident enterprise is not considered to be the beneficial owner of such dividends under applicable PRC tax regulations, such dividends may remain subject to withholding tax at a rate of 10%. On October 27, 2009, the SAT issued a Notice on How to Understand and Determine the Beneficial Owners in Tax Agreement (“Circular 601”), which provides guidance on determining whether an enterprise is a “beneficial owner” under China’s tax treaties and tax arrangements. Circular 601 provides that, in order to be a beneficial owner, an entity generally must be engaged in substantive business activities. A company that is set up for the purpose of avoiding or reducing taxes or transferring or accumulating profits will not be regarded as a beneficial owner and will not qualify for treaty benefits such as preferential dividend withholding tax rates. If any of our Hong Kong subsidiaries is, in the light of Circular 601, considered to be a non-beneficial owner for purpose of the China-HK Tax Arrangement, any dividends paid to it by any of our PRC Subsidiaries would not qualify for the preferential dividend withholding tax rate of 5%, but rather would be subject to the usual rate of 10%. Furthermore, to the extent that the VIEs have undistributed after-tax profits, we must pay tax on behalf of our employees who hold interests in the VIEs when the VIEs distribute dividends in the future. The current individual income tax rate is 20%.

The non-U.S. activities of our non-U.S. subsidiaries and VIEs may be subject to U.S. taxation.

Sohu.com Inc. is a Delaware corporation and is subject to income taxes in the United States. The majority of our subsidiaries and VIEs are based in China and are subject to income taxes in the PRC. These China-based subsidiaries and VIEs conduct substantially all of our operations, and generate most of our income in China.

In accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), we do not provide for U.S. federal income taxes or tax benefits on the undistributed earnings or losses of our non-U.S. subsidiaries or consolidated VIEs because, for the foreseeable future, we do not have the intention to repatriate those undistributed earnings or losses to the U.S. However, our practice of not repatriating undistributed earnings to Sohu.com Inc. limits that amount of cash that would otherwise be available to us to pay dividends or repurchase shares of our common stock from the market. In addition, certain activities conducted in the PRC may give rise to U.S. corporate income tax, even if there are no distributions to Sohu.com Inc. These taxes would be imposed on Sohu.com Inc. when its subsidiaries that are controlled foreign corporations (“CFCs”) generate income that is subject to Subpart F of the U.S. Internal Revenue Code, or Subpart F. Passive income, such as rents, royalties, interest, dividends, and gain from disposal of our investments is among the types of income subject to taxation under Subpart F. Any income taxable under Subpart F is taxable in the U.S. at federal corporate income tax rates of up to 35%. Subpart F income that is taxable to Sohu.com Inc., even if it is not distributed to Sohu.com, may also include income from intercompany transactions between Sohu.com Inc.’s non-U.S. subsidiaries and Changyou’s non-U.S. subsidiaries, or where Sohu.com Inc.’s non-U.S. subsidiaries make an “investment in U.S. property,” within the meaning of Subpart F, such as holding the stock in, or making a loan to, a U.S. corporation.

In prior years, Sohu.com Inc. has not been required to treat dividends received by its Cayman Islands subsidiary, Sohu.com Limited, from Changyou as Subpart F income, which would be includible in Sohu.com Inc.’s taxable income in the U.S., by relying on what is commonly referred to as the CFC look-through rule. Under this rule, distributions from a lower-tier CFC to a higher-tier CFC are generally not Subpart F income if the activities that gave rise to the distribution arose from an active business. The CFC look-through rule is a temporary provision of the U.S. tax code that has been extended several times by the U.S. Congress. The provision is currently scheduled to expire for taxable years beginning after December 31, 2019. Unless further extended, the CFC look-through rule will be available for Sohu.com Inc.’s and Changyou.com Limited’s non-U.S. subsidiaries only through their taxable years ending November 30, 2020. Sohu.com Inc. would also be subject to U.S. corporate income tax under Subpart F to the extent that Sohu.com Inc,’s non-U.S. subsidiary sells Changyou ADSs at a price higher than the adjusted tax basis of such ADSs for U.S. federal income tax purposes. Any such resulting U.S. corporate income tax imposed on Sohu.com Inc. would reduce our consolidated net income.

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

The MIIT has stated that the activities of Internet content providers are subject to regulation by various PRC government authorities, depending on the specific activities conducted by the Internet content provider. Various government authorities have stated publicly that they are in the process of preparing new laws and regulations that will govern these activities. The areas of regulation currently include online advertising, online news reporting, online publishing, provision of online or mobile music, online securities trading, the provision of industry-specific (e.g., drug-related) information over the Internet and foreign investment in value-added telecommunication services. Other aspects of our online operations may be subject to additional regulations in the future. For example, our live social video platform enables users to perform real time musical acts, exchange information, interact with others and engage in various other online activities. We cannot assure you that the PRC regulatory authorities will not issue new laws or regulations specifically regulating the operation of a real-time social video platform. Our operations might not be consistent with current laws and regulations or any such new regulations and, as a result, we could be subject to penalties.

Regulation and censorship of information distribution in China may adversely affect our business.

China has enacted regulations governing Internet access and the distribution of news and other information. Furthermore, the Propaganda Department of the Chinese Communist Party takes the responsibility to censor news published in China to ensure, supervise and control a particular political ideology. In addition, the MIIT has published implementing regulations that subject online information providers to potential liability for contents included in their portals and the actions of subscribers and others using their systems, including liability for violation of PRC laws prohibiting the distribution of content deemed to be socially destabilizing. Furthermore, because many PRC laws, regulations and legal requirements with regard to the Internet are relatively new and untested, their interpretation and enforcement may involve significant uncertainty. In addition, the PRC legal system is a civil law system in which decided legal cases have limited binding force as legal precedents. As a result, in many cases an Internet platform operator may have difficulties determining the type of content that may subject it to liability.

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

The Chinese government has stringent prohibitions on online pornographic information and has launched several crackdowns on Internet pornography recently. On December 4, 2009, the MIIT and other three PRC government authorities jointly issued the Incentives Measures for Report of Pornographic, Obscene and Vulgar Messages on Internet and Mobile Media (the “Anti-Pornography Notice”) to further crackdown on online pornography. Pursuant to this Anti-Pornography Notice, rewards of up to RMB10, 000 will be provided to Internet users who report Websites that feature pornography, and a committee has been established to review such reports to determine an appropriate award. On April 13, 2014, the National Working Group on Anti-Pornography and three other PRC government authorities jointly issued the Anti-Pornography Proclamation, under which Internet service providers must immediately remove texts, images, video, advertisements and other information that contain pornographic content. The relevant government authority may order enterprises or individuals who flagrantly produce or disseminate pornographic content to stop conducting business, and may revoke relevant administrative permits. Although we require all users upon account registration to agree to our terms of service, which specify the types of content that are prohibited on our platform, and we have deleted from our relevant channels and communities all Web pages with material that we believe could reasonably be considered to be vulgar and have strengthened our internal censorship and supervision of links and content uploaded by users, it is possible that our users may engage in obscene conversations or activities on our platform that may be deemed illegal under PRC laws and regulations. For example, we provide a live social video platform for users, and because the video and audio communication on this platform is conducted in real time, we are unable to examine the content generated by our hosts and users on air before the content is streamed on the platform. There is no assurance that content considered vulgar by PRC government agencies will not appear in the future. We may be subject to fines or other disciplinary actions, including in serious cases suspension or revocation of the licenses necessary to operate our platform, if we are deemed to have facilitated the appearance of inappropriate content placed by third parties on our platform under PRC laws and regulations. In addition, if we are accused by the government of hosting vulgar content, our reputation could be adversely affected.

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

We rely heavily on foreign films and TV dramas to attract users and advertisers to our online video Internet platforms and, accordingly, the promulgation of the September 2014 SAPPRFT Notice could have an adverse impact on our online video business. If we are not able to obtain the required SAPPRFT approval in time, there will be a delay in our ability to broadcast such foreign films and TV dramas on our Internet platforms and in our generation of advertising revenues from such films and TV dramas. We are also subject to the risk that users might access pirated versions of such films and TV dramas during any such delay, and become less likely to view them on our Internet platforms when they become available, which would cause our online traffic and advertising revenues to be lower than we expected. If we fail to obtain the required approval by the SAPPRFT, we may not be able to recoup the costs we spent in acquiring the broadcasting rights of, and marketing, those films and TV dramas. In addition, it could be necessary for us to recognize impairment charges related to foreign films and TV dramas we have purchased. The requirement of a minimum ratio of domestic video content to foreign-sourced content in the September 2014 SAPPRFT Notice may require us to purchase more domestic video content in order for us to be permitted to maintain a sufficient portfolio of online foreign films and TV dramas. If, on the other hand, we respond to the minimum ratio requirement of the September 2014 SAPPRFT Notice by reducing our purchases of foreign films and TV dramas, our attraction to users, traffic or advertisers on our online video Internet platforms could be reduced, resulting in a decrease in our advertising revenues.

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

The CIT Law imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises. High and New Technology Enterprises (“HNTEs”)will enjoy a favorable tax rate of 15% for three years, but need to re-apply after the end of the three-year period. If at any time during the three-year period the relevant tax bureau questions whether an enterprise continues to qualify as an HNTE, the enterprise can be subject to further tax examination and may not be able to continue to enjoy the preferential tax rate. “Key National Software Enterprises” can enjoy a further reduced preferential income tax rate of 10% for two years, but need to re-apply after the end of the two-year period. Several of our PRC Subsidiaries and VIEs qualified as HNTEs and have enjoyed, and will enjoy reduced tax rates in 2015, 2016 and/or 2017 and one of our PRC Subsidiaries qualified as a Key National Software Enterprise in 2013 and 2014.

In addition, the CIT Law and its implementing regulations provide that “Software Enterprises” can enjoy an income tax exemption for two years beginning with their first profitable year and a 50% reduction to a rate of 12.5% for the subsequent three years. A number of our PRC Subsidiaries qualified for exemptions or rate reductions in 2013, 2014 and/or 2015.There are uncertainties regarding future interpretation and implementation of the CIT Law and its implementing regulations. It is possible that the HNTE, Software Enterprise, and Key National Software Enterprise qualifications of our operating entities currently qualified as such, or their entitlement to an income tax exemption or refund of their VAT, will be challenged by higher level tax authorities and be repealed, or that there will be future implementing regulations that are inconsistent with current interpretation of the CIT Law. For example, according to a circular recently issued by the SAT, there will be new regulations promulgated by relevant authorities concerning new criteria to certify a Software Enterprise. Therefore, it is possible that the qualification of one or more of our PRC Subsidiaries or VIEs as a Software Enterprise will be challenged in the future or that such companies will not be able to take any further actions, such as re-application for Software Enterprise qualification, to enjoy such preferential tax treatments. If those operating entities cannot qualify for such income tax or VAT holidays, our effective income tax rate or VAT rate, as the case may be, will be increased significantly and we may have to pay additional income tax to make up the previously unpaid tax, which would reduce our net income.

We may be deemed a PRC resident enterprise under the CIT Law and be subject to PRC taxation on our worldwide income.

The CIT Law provides that enterprises established outside of China whose “de facto management bodies” are located within China are considered “resident enterprises” and are generally subject to the uniform 25% enterprise income tax rate on their worldwide income (including dividend income received from subsidiaries). Under the Implementing Regulations for the Corporate Income Tax Law, “de facto management body” is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and treasury, and acquisition and disposition of properties and other assets of an enterprise. Since substantially all of our operational management is currently based in the PRC, it is unclear whether PRC tax authorities would require (or permit) us to be treated as a PRC-resident enterprise. If we are treated as a resident enterprise for PRC tax purposes, we will be subject to PRC tax on our worldwide income at the 25% uniform tax rate, which could have an impact on our effective tax rate and an adverse effect on our net income and the results of operations, although dividends distributed from our PRC Subsidiaries to us could be exempted from Chinese dividend withholding tax, since such income is exempted under the CIT Law for PRC-resident recipients.

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

Our reporting currency is the U.S. dollar. However, substantially all of our revenues are denominated in RMB. In July 2005, China reformed its exchange rate regime by establishing a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies. The RMB is no longer pegged to the U.S. dollar and the exchange rate will have some flexibility. Hence, considering the floating exchange rate regime, if the RMB depreciates relative to the U.S. dollar, our revenues as expressed in our U.S. dollar financial statements will decline in value. Also, we currently have outstanding loans from overseas banks that are denominated in U.S. dollars. To repay these loans, we will need to first convert our cash denominated in RMB into U.S. dollars. If the RMB depreciates relative to the U.S. dollar, we will have to use a larger amount of cash in RMB for any such loan repayment.

On May 19, 2007, the PBOC announced a policy to expand the maximum daily floating range of RMB trading prices against the U.S. dollar in the inter-bank spot foreign exchange market from 0.3% to 0.5%. While the international reactions to the RMB revaluation and widening of the RMB’s daily trading band have generally been positive, with the increased floating range of the RMB’s value against foreign currencies, the RMB may appreciate or depreciate significantly in value against the U.S. dollar or other foreign currencies in the long term, depending on the fluctuation of the basket of currencies against which it is currently valued. On June 19, 2010, the PBOC announced that it has decided to proceed further with the reform of the RMB exchange rate regime to enhance the flexibility of the RMB exchange rate and that emphasis would be placed on reflecting market supply and demand with reference to a basket of currencies. While so indicating its intention to make the RMB’s exchange rate more flexible, the PBOC ruled out any sharp fluctuations in the currency or a one-off adjustment. On April 16, 2012, the PBOC enlarged the floating band of RMB’s trading prices against the U.S. dollar in the inter-bank spot foreign exchange market from 0.5% to 1% around the middle rate released by the China Foreign Exchange Trade System each day. In February 2014, the center point of the currency’s official trading band hit 6.1146, representing appreciation of more than 11.7% since June 19, 2010. On March 17, 2014, the PBOC announced a policy to further expand the maximum daily floating range of RMB trading prices against the U.S. dollar in the inter-bank spot foreign exchange market to 2%. In 2015, the RMB depreciated significantly. The center point of the currency’s official trading band was 6.1265 in January, and was 6.4465 in December, which contributed to a decline in our 2015 revenues, which we report in U.S. dollars in our financial statements. In addition, there are very limited hedging transactions available in China to reduce our exposure to exchange rate fluctuations. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure, if at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into U.S. dollars.

Risks Related to Our Common Stock

The market price of our common stock has been and will likely continue to be volatile. The price of our common stock may fluctuate significantly, which may make it difficult for stockholders to sell shares of our common stock when desired or at attractive prices.

The market price of our common stock has been volatile and is likely to continue to be so. The initial public offering price of our common stock in July 2000 was $13.00 per share. The trading price of our common stock subsequently dropped to a low of $0.52 per share on April 9, 2001. During 2014, the trading price of our common stock ranged from a low of $42.03 per share to a high of $87.68 per share. On February 23, 2016, the closing price of our common stock was $44.58 per share.

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

Risks Related to Changyou.com Limited

Risks Relating to Changyou’s Business and Industry

Overall Risks

The markets for Changyou’s products and services are evolving rapidly and significantly, which makes evaluating its business and prospects difficult.

Changyou’s business and the industry in which it operates are evolving rapidly. Changyou was incorporated on August 6, 2007 in the Cayman Islands and began its online game business as an indirect wholly-owned subsidiary of us. In 2007 we transferred all of our PC game business to Changyou. In 2011 Changyou acquired 7Road and began generating Web game revenues. In 2012, Changyou began to develop and operate mobile games, but did not begin to generate any significant revenues from mobile games until late in 2014 when Changyou launched TLBB 3D. In August 2015, as revenues from Changyou’s Web games Wartune and DDTank had begun to decline, Changyou sold 7Road’s operating entity Shenzhen 7Road, and as a result Changyou has no remaining significant Web games in operation. In 2011, Changyou began to expand into the platform channel business with its acquisition of the 17173.com Website, which operates Changyou’s online advertising business, from us and acquired the entities operating Changyou’s cinema advertising business. In December 2013, Changyou acquired RaidCall, which operates free social communication software; and in July 2014 Changyou acquired a majority interest in MoboTap, which operates the Dolphin Browser. However, Changyou’s acquisitions of RaidCall and MoboTap were not successful, as expected synergies did not materialize. Changyou’s revenues from platform channel services other than from online advertising on the 17173.com Website have been relatively insignificant.

Changyou’s past successes in its online games business with PC games may not provide a meaningful basis for you to evaluate its current business and prospects, as game players increasingly migrate from personal computers to mobile devices to access online games and the relative popularity of PC games continues to decline. In response to such rapid migration, Changyou has devoted and Changyou expects to continue to devote substantial resources to the development of its mobile games as a critical component of its business strategy. However, Changyou’s mobile games strategy has not been proven, and presents very different challenges from those presented in the past by its operation of PC games and Web games. We cannot be certain that Changyou will be successful in its efforts to continue to expand into mobile games. Despite the success of Changyou’s mobile game TLBB 3D, the popularity of, and the revenues generated from, the game declined through 2015, and Changyou has not been able to generate comparable revenues from new mobile games to sustain or grow its mobile game business.

You should also consider additional risks and uncertainties that may be experienced by companies operating in a rapidly developing and evolving industry. Some of these risks and uncertainties relate to Changyou’s ability to:

•	raise Changyou’s brand recognition and game player loyalty;

•	develop, license or operate new games that are appealing to game players; adapt to new trends and game player tastes; and meet Changyou’s expected timetable for launches of new games, and that, if they are successful, have acceptably long lifespans and result in an acceptable level of profit for Changyou;

•	successfully adapt to evolving business models, industry trends and market environments by developing and investing in new business strategies, products, services and technologies, including new games;

•	arrange for its mobile games to be distributed through popular mobile application stores with commercial terms, including revenue-sharing arrangements, that are favorable enough to Changyou and allow it to achieve an acceptable level of profit from the games;

•	integrate new technologies, businesses and personnel of acquired entities, and generate sufficient revenues to offset the costs and expenses of such acquisitions;

•	maintain or expand its marketing efforts to attract more game players to its games and to the game information portal of the 17173.com Website in a rapidly changing and increasingly competitive business environment, and generate sufficient revenues to offset the costs and expenses of such marketing efforts; and

•	maintain and strengthen the 17173.com Website and its leading position among game information portals in China, particularly in view of the rapid emergence of mobile games and the decline in the relative popularity of PC games and Web games as users increasingly switch to mobile devices.

If Changyou does not adapt its business to address these risks and uncertainties, its ability to continue its past success or to expand its business in the future is likely to be impeded.

Changyou’s business may not succeed in a highly competitive market.

Competition in the online game market in China is becoming increasingly intense. Changyou competes principally with the following three groups of competitors in China:

•	online game developers and/or operators in China that are publicly traded in the United States and in Hong Kong, including Tencent Holdings Limited, NetEase.com, Inc., Kingsoft Corporation Limited, IGG Inc. and NetDragon Websoft Inc.;

•	other companies in China devoted to game development and/or operation that are publicly traded in China, such as Kalends Inc., Ourpalm Corporate limited, Century Cruises (formerly known as Giant Interactive Group Inc.), or privately-held companies, usually backed by venture capital or private equity, including Da Xing (formerly known as Perfect World Co., Ltd.) and Shulong Technologies (formerly known as Shanda Games Limited); and

•	international competitors.

In addition, there are many venture-backed private companies focusing on online game development and operation, further intensifying the competition. Many of Changyou’s competitors aggressively hire talent for game development, and have been increasing spending on marketing for games, bidding for licenses of games, penetrating into the mobile game market, and releasing new software for mobile devices to attract a growing number of game players that access Internet products and services through mobile devices. Increased competition may make it difficult for Changyou to retain its existing employees and attract new employees, and to sustain its growth.

The17173.com Website derives revenue primarily from providing online advertising services to advertisers that develop, operate and distribute PC games. As the market demand for PC games continues to decline, the 17173.com Website faces intense competition, particularly from mobile application stores and other Internet platforms through which game players access mobile games, for advertising business targeting online players of mobile games. Changyou competes with other game information portals, such as duowan.com, operated by YY Inc., and game.qq.com, operated by Tencent Holdings Limited, and other Internet portals which have, or may over time be able to build, competitive advantages over Changyou in terms of:

•	greater brand recognition among game players and advertising clients;

•	larger user and customer bases;

•	more extensive and well developed marketing and sales networks;

•	more attractive mobile versions of their game information portals and more extensive mobile game-related products and services in response to the rapid migration of users of Internet services from PCs to mobile devices, such as tablets and mobile phones; and

•	substantially greater financial and technical resources.

If Changyou is unable to sustain and enhance its brand recognition, provide quality products and services, provide extensive and high quality mobile game-related products and services to meet game players’ needs, and meet other difficult technological and business challenges, then its users and advertising clients may become dissatisfied and move to a competitor’s portal for products and services, its user base may decrease and its ability to generate advertising revenues on its 17173.com Website may decline as a result.

In order to compete effectively in the PRC, as well as in the worldwide market, Changyou must continue to invest in research and development, to enhance its technology and its existing games, advertising and other services, and to introduce new game products and services in order for it to adapt to industry trends and shifting demands of game players and advertising clients and to remain competitive. If Changyou’s products and services are not responsive to the needs of its game players and advertisers, are not appropriately timed with market opportunities, or are not effectively brought to market, or if its competitors are more successful than Changyou is in developing compelling products or in attracting and retaining game players and advertisers, Changyou may not be able to recoup such expenditures.

Changyou’s business could suffer if Changyou does not successfully manage any future growth.

Changyou experienced a period of rapid growth and expansion through 2013 that placed strain on its management personnel, systems and resources. In addition, to accommodate any future growth, Changyou anticipates that it will need to implement a variety of new and upgraded operational and financial systems, including procedures and controls, improvement of its accounting and other internal management systems and security systems related to the foregoing, all of which require substantial management efforts and financial resources. Changyou will also need to continue to train, manage and motivate its workforce, and manage its relationships with its third-party operators, distributors and service providers and its game player base. All of these endeavors will require substantial management effort and skills and the incurrence of additional expenditures. Changyou may not be able to efficiently or effectively implement its growth strategies and manage the growth of its operations, and any failure to do so may limit its future growth and hamper its business strategy.

Changyou may not be able to avoid future slowing of its revenue growth or future losses.

Changyou’s revenues grew significantly in a relatively short period of time prior to 2014, but its revenue growth stalled in 2014 and 2015. Primarily due to the commercial success of TLBB, its revenues grew from $623.4 million for the year ended December 31, 2012 to $737.9 million for the year ended December 31, 2013. However, its revenues increased only slightly to $755.3 million and to $761.6 million, respectively, for the years ended December 31, 2014 and 2015. Its net income attributable to Changyou.com Limited decreased from $282.4 million for the year ended December 31, 2012 to $268.6 million for the year ended December 31, 2013, Changyou suffered a net loss attributable to Changyou.com Limited of $3.4 million for the year ended December 31, 2014 and sustained operating losses for each quarter of 2014. Although Changyou’s net income attributable to Changyou.com Limited was $212.8 million for the year ended December 31, 2015, primarily due to the commercial success of its mobile game TLBB 3D, a decrease in its sales and marketing expenses, and a decrease in its salary and benefit expenses as a result of a reduction in its workforce, Changyou is not likely to experience rates of revenue growth in the future similar to those that it experienced prior to 2014. Changyou also may experience declines in its revenues or net losses in the future due to a number of factors, including, among other things, the continued decline in TLBB’s and TLBB 3D’s revenues and profitability, the uncertain level of popularity of its future games (particularly its future mobile games as users increasingly switch to mobile devices), uncertainty as to its ability to develop and launch mobile high-quality games that are commercially successful and the relatively higher game development and distribution costs generally associated with such games; the need to expend greater amounts in order to develop or acquire new games, technologies, assets, and businesses, and uncertainty as to its ability to integrate such newly acquired games, technologies, assets and businesses. Accordingly, you should not rely on the results of any prior period as an indication of Changyou’s future financial and operating performance.

Changyou’s previous and any future acquisitions and/or strategic alliances may have an adverse effect on its ability to manage its business and may also result in impairment charges.

Changyou has made acquisitions of, and may potentially acquire in the future, technologies, businesses or assets that are complementary to its business and/or enter into strategic alliances in order to leverage its position in the Chinese online game market and expand its business domestically and internationally. Such acquisitions or strategic alliances may expose Changyou to potential risks, including risks associated with the integration of new technologies, businesses and personnel including its continued reliance on the management teams of the acquisition targets to operate the acquired businesses, unforeseen or hidden liabilities, the diversion of management attention and resources from its existing business, and the inability to generate sufficient revenues to offset the costs and expenses of acquisitions or strategic alliances. Any difficulties encountered in the acquisition and strategic alliance process may have an adverse effect on Changyou’s ability to manage its business. In addition, acquired businesses may not perform to Changyou’s expectations for various reasons, including the loss of key personnel or key clients, and Changyou’s strategic focus may change. As a result, Changyou may not realize the benefits it anticipated. If Changyou fails to integrate acquired technologies, businesses and assets or realize the expected benefits, Changyou may not receive a return on its investment and its transaction costs for such acquisitions. The benefits of an acquisition or investment may also take considerable time to develop, and we cannot be certain that any particular acquisition or investment will produce the intended benefits, which could adversely affect its business and operating results. Acquisitions could result in contingent liabilities or amortization expenses related to intangible assets or write-offs of goodwill and/or intangible assets, which could adversely affect Changyou’s results of operations. For example, in December 2013, Changyou acquired RaidCall with the expectation of generating benefits from synergies with Changyou’s online game business; in November 2013 Changyou acquired Beijing Doyo Internet Technology Co., Ltd., or Doyo, with the expectation of generating benefits from synergies with Changyou’s online advertising business, and in July 2014 Changyou acquired MoboTap, which operates the Dolphin Browser, with the expectation of generating benefits from synergies with Changyou’s platform channel business. In 2014 Changyou recognized a $33.8 million impairment loss for goodwill and a $15.3 million impairment loss for acquired intangible assets related to RaidCall, in 2015 Changyou recognized a $29.6 million impairment loss for goodwill and an $8.9 million impairment loss for acquired intangible assets relating to the Dolphin Browser, and in 2015 Changyou sold Doyo and recognized a $1.9 million impairment loss for goodwill, as a result of Changyou’s management’s conclusion that the expected synergies would not materialize.

Changyou is dependent upon its management and upon its key development and technical personnel; Changyou’s business may be severely disrupted if it loses the services of any of them.

Changyou’s future success depends substantially on the services of the members of its management and its key development and technical personnel, such as its Co-Chief Executive Officers Carol Yu and Dewen Chen. If one or more of the members of its management or key development or technical personnel were unable or unwilling to continue in their present positions, Changyou might not be able to replace them easily or at all. If any of the members of Changyou’s management or its key employees joins a competitor or forms a competing company, Changyou may lose know-how, key professionals, staff members and suppliers. These members of its management and key employees could develop and operate games or platforms that could compete with and take game players and users away from Changyou’s existing and future games and platforms. Although each of members of Changyou’s management and key personnel has entered into an employment agreement with non-competition provisions, these non-competition provisions may not be enforceable in China.

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

The online game industry, from which Changyou derives most of its revenues, is a relatively new and rapidly evolving industry. The growth of the online game industry and the level of demand and market acceptance of Changyou’s games are subject to a high degree of uncertainty. Changyou’s future operating results will depend on numerous factors affecting the online game industry, many of which are beyond Changyou’s control, including:

•	whether the online game industry, particularly in China and the rest of the Asia-Pacific region, continues to grow and the rate of any such growth;

•	the availability and popularity of other forms of entertainment, particularly games on console systems, which are already popular in developed countries and may gain popularity in China;

•	growth in users of Internet and broadband and penetration in China and other markets in which Changyou offers its games, and the rate of any such growth;

•	whether recent declines in the use of personal computers and growth in users of mobile devices (such as smart phones and tablets) in general, and for purposes of accessing online games in particular, continue or accelerate in China and other markets in which Changyou offers its games;

•	changes in consumer demographics and public tastes and preferences; and

•	general economic conditions in China, particularly economic conditions adversely affecting discretionary consumer spending, such as the slowdown in China’s economic growth that occurred between the first quarter of 2010 and the third quarter of 2012 and during 2014 and 2015.

There is no assurance that online games in general will continue to be popular in China or elsewhere. If the current decline in the popularity of PC games continues or accelerates as users increasingly switch to mobile devices, Changyou’s revenues from its PC games may decrease significantly; and if the PC games that Changyou has launched, or expects to launch in the future, are not successful, Changyou may not be able to recoup the investments in its development and marketing of those games. A decline in the popularity of Changyou’s online games in general, and of the PC games that Changyou operates in particular, would adversely affect its business and prospects.

Changyou currently depends on TLBB for a substantial portion of its revenues, and any continued decrease in the popularity of TLBB or interruption in its operation would adversely affect Changyou’s results of operations.

Changyou currently relies on TLBB for a substantial portion of its revenues. Changyou launched TLBB in May 2007 and TLBB is unlikely to sustain its current level of popularity over time. Despite Changyou’s efforts to improve TLBB, its game players have nevertheless lost interest in it over time as the relative popularity of PC games that are accessed through personal computers continues to decline and its popularity, revenues and profitability have continued to decline. See “Changyou may not be successful in operating and improving its games to satisfy the changing demands of game players.”

To prolong TLBB’s lifespan and slow down the pace of its decline, Changyou needs to continually improve and update it on a timely basis with new features that appeal to existing game players and attract new game players. If Changyou fails to improve and update TLBB on a timely basis, or if its competitors introduce more popular games, including mobile games, catering to its game player base, the decline in TLBB’s popularity can be expected to accelerate, which would cause Changyou’s revenues to decrease at a faster pace. Furthermore, if there are any interruptions in TLBB’s operation due to unexpected server interruptions, network failures or other factors, game players may be prevented or deterred from making purchases of virtual items, which could also cause significant decreases in Changyou’s revenues.

Changyou’s new games may attract game players away from its existing games.

Changyou’s new games may attract game players away from its existing games. For example, with its increasingly diversified game portfolio, we cannot assure you that Changyou’s TLBB game players will not be attracted to play other newly launched games, including its new mobile games, instead of TLBB. If this occurs, it will decrease Changyou’s existing games’ player bases, which could in turn make these games less attractive to other game players, resulting in decreased revenues from its existing games. Game players who switch from playing Changyou’s existing games to its new games may also spend less money to purchase virtual items in its new games than they would have spent if they had continued playing its existing games, resulting in an adverse effect on its overall revenues. In addition game players’ switching from playing Changyou’s existing PC games to its new mobile games could cause its online games income to be relatively lower, as Changyou’s mobile games tend to enjoy relatively lower profits as a result of revenue-sharing arrangements.

If the market demand for PC games in general, and for the PC games that Changyou operates in particular, continues to decline and the number of game players of PC games continues to decrease, Changyou’s online game business and prospects may be adversely affected.

A substantial portion of Changyou’s online game revenues is generated from its TLBB. However, the popularity of PC games continues to decline and an increasing number of online game developers are delaying or suspending their plans to develop and launch new PC games, as game players increasingly switch to mobile devices to access online games. It has become increasingly difficult for PC game developers and operators to retain existing players of their games and the number of game players who are willing to spend time and money to play new PC games continues to decrease. If this downward trend continues or accelerates, it may make it increasingly difficult for Changyou’s existing PC games in general, and TLBB in particular, to maintain their popularity and for its new PC games to ever become commercially successful; the game player base of Changyou’s PC games in general, and of TLBB in particular, may continue to shrink, which would increase its costs to acquire and retain players of its PC games and would have a negative impact on its online game revenues.

As mobile devices such as tablets, mobile phones and other devices other than personal computers are increasingly used to access online games, Changyou must continue to acquire or develop increasing numbers of mobile games that work on such devices.

Devices other than personal computers, such as mobile phones and tablets, are used increasingly in China and in overseas markets. We believe that, for its business to be successful, Changyou will need to continue to develop versions of its existing games and any future games that work well with such devices. The games that Changyou develops for such devices may not function as smoothly as its existing games, and may not be attractive to game players in other ways. In addition, manufacturers of such devices may establish restrictive conditions for developers of applications to be used on such devices, and as a result Changyou’s games may not work well, or at all, on such devices. As new devices are released or updated, Changyou may encounter problems in developing versions of its games for use on such devices and may need to devote significant resources to the development, support, and maintenance of games for such devices. Since 2014 Changyou has been investing, and it expects to continue to invest, significant amounts in the acquisition, development, promotion and operation of games for mobile devices. If Changyou is unable to successfully expand the types of devices on which its existing and future games are available, or if mobile versions of games that Changyou develops for such devices do not function well or are not attractive to users and game players, or if the mobile games that Changyou has launched, or expects to launch in the future, are not successful, Changyou may not be able to maintain or increase its revenues and recoup its investments in the mobile market.

Changyou’s business will suffer if it is unable to develop successful games, particularly high-quality games, for mobile devices, successfully monetize mobile games Changyou develops or acquires and maintain for a reasonable period the popularity and revenue levels of any mobile games that are successful.

Developing games, particularly high-quality games for mobile devices is an important component of Changyou’s strategy. China’s mobile games market has been dominated by a small number of high quality games, which collectively generate a substantial majority of the total revenues and profits of all mobile games in the market and are likely to maintain their popularity and revenue levels for relatively longer lifespans. Changyou has devoted and Changyou expects to continue to devote substantial resources to the development of its mobile games, particularly those that have the potential to become high quality games. We cannot guarantee that Changyou will be able to develop games, and particularly high quality games, that appeal to players. In addition, Changyou may encounter difficulty in integrating features on games developed for mobile devices that a sufficient number of players will pay for or otherwise sufficiently monetizing mobile games. If Changyou is unable to develop successful high quality games, or implement successful monetization strategies for its mobile games in general, its ability to grow revenue and its financial performance will be negatively affected.

Changyou’s ability to successfully develop games for mobile devices will depend on its ability to:

•	expand the portfolio of mobile games, and particularly high quality games, that Changyou develops in-house and licenses from third-party developers;

•	effectively develop new mobile games for multiple mobile operating systems and mobile devices;

•	effectively cross-market mobile games to players of its current PC games and mobile games ;

•	anticipate and effectively respond to the growing number of players switching to mobile games, the changing mobile landscape and the interests of players;

•	attract, retain and motivate talented game designers, product managers and engineers with experience in developing games for mobile devices;

•	minimize launch delays and cost overruns on the development of new games;

•	effectively monetize mobile games without degrading the social game experience for its players;

•	develop games that provide for a compelling and optimal user experience through existing and developing third-party technologies, including third-party software and middleware utilized by its players; and

•	acquire and successfully integrate high- quality mobile game assets, personnel or companies.

Further, even if Changyou develops or acquires license rights to a mobile game that is successful, the game’s lifespan may be short, as even successful mobile games tend to have less sustained user loyalty than do successful PC games and Web games. For example, the revenues generated from Changyou’s mobile game, TLBB 3D, which was launched in October 2014, declined sequentially through 2015 after its debut, which is typical for a mobile game. In view of the uncertain lifespans of mobile games, it is necessary for Changyou to invest considerable sums in order to have a number of mobile games, and particularly mobile games that have the potential to become high-quality, hit games, in its pipeline.

If Changyou is unable to succeed in developing or acquiring new mobile games in general, and high quality games in particular, that are successful and maintaining for a reasonable period the popularity and revenue levels of any mobile games that Changyou develops or acquires that are successful, Changyou may not be able to recoup its development and acquisition costs and its ability to expand its business in the future is likely to be impeded.

Changyou may not be able to distribute its mobile games through its desired Internet platforms, its profits from any successful mobile games can be expected to be relatively lower than the profits Changyou has enjoyed historically from PC games and its mobile game revenues are subject to additional risks as Changyou relies on mobile application stores to collect payments from players of its mobile games.

Changyou may not be able to arrange for its mobile games to be distributed through its desired popular third-party mobile application stores with commercial terms, including revenue-sharing arrangements that are favorable enough to it and allow it to achieve an acceptable level of profit from the games. Changyou’s profits from mobile games, even if the games are successful, are likely to be relatively lower than the profits it generates from PC games, because, in order to gain access for its games on mobile application stores, Changyou must enter into revenue-sharing arrangements that generally result in lower profit margins than those generated from its PC games. Changyou relies on mobile application stores to collect payments from game players for their purchases of its virtual items and to pay to Changyou pre-agreed revenue-sharing amounts. If mobile application stores cease to offer Changyou’s games over their platforms, change their user payment policies, such as return policies, or fail to make revenue-sharing payments that are due to Changyou, Changyou’s revenues will be adversely affected. In addition, the iOS-based mobile application store allows game players to use foreign currency to purchase virtual items or game points in Changyou’s games, and the store pays to Changyou pre-agreed revenue-sharing amounts after converting the foreign-currency denominated revenues from such purchases into RMB using an exchange rate effective at the time of the payment. Since there is usually a delay between the time of a game player’s purchase and the time when the store pays Changyou, if the foreign currency used has depreciated against the RMB during the delay Changyou will receive lower share-sharing amounts at the time of the payment than Changyou would have received if the payment had been made at the time of the game player’s purchase.

There are risks associated with Changyou’s licensing of rights to use the titles, characters, themes and story lines of popular works or stories in order to adapt them for its online games.

Changyou frequently obtains license rights to the titles, characters, themes and story lines of popular works in order to adapt online games from such works. It can be difficult to identify a sufficient number of popular works that are suitable for adaptation for use in online games, and Changyou faces significant competition for the rights to such works from other online game companies that also adapt their online games from popular Chinese works. For example, under Changyou’s existing license agreements with Louis Cha, a famous author of Chinese martial arts novels, Changyou has the exclusive right to adapt certain of his novels into online games, such as its TLBB and mobile game TLBB 3D, and to operate the games in the China market. Changyou also has a non-exclusive license to operate, and to sublicense the right to operate, such games outside of China. After the expiration of the terms of its existing license agreements with Mr. Cha or other holders of copyrights, Changyou may not be able to renew the agreements with commercial terms that are favorable to it, if at all. In addition, obtaining license rights to suitable works can involve significant expenses, and if games that Changyou adapts from particular works are not popular and commercial successes, Changyou will be unable to recoup such expenses. Obtaining such rights and adapting such works for mobile games present additional risks, because of the possibly relatively short lifespans of mobile games.

Changyou relies on recorded data for game revenue recognition and tracking of game players’ consumption patterns of virtual items. If its data systems fail to operate effectively, such failure will not only affect the completeness and accuracy of its revenue recognition, but also its ability to design and improve virtual items that appeal to game players.

Changyou’s game operation revenues are generated through the direct online sale of game points and sale of its prepaid game cards, and its recognition of those revenues depends on such factors as whether the virtual items purchased by game players are considered consumable or perpetual. Changyou relies on its data systems to record and monitor the purchase and consumption of virtual items by its game players and the types of virtual items purchased. If its data systems fail to accurately record the purchase and consumption information of the virtual items, Changyou may not be able to accurately recognize its revenues. In addition, various factors affect the estimated lives of perpetual virtual items, such as the average period that game players typically play Changyou’s games and other game player behavior patterns, the acceptance and popularity of expansion packs, promotional events launched and market conditions, and Changyou relies on its billing systems to capture such historical game player behavior patterns and other information. If such information is not accurately recorded, or if Changyou does not have sufficient information due to the short operating history of any of its games, Changyou will not be able to accurately estimate the lives of, or the estimated average period the game players play its games with respect to, the perpetual virtual items, which will also affect its ability to accurately recognize its revenues from such perpetual virtual items. If Changyou’s data systems were damaged by system failure, network interruption, or virus infection, or attacked by a hacker, the integrity of data would be compromised, which could adversely affect its revenue recognition and the completeness and accuracy of its recognized revenues.

In addition, Changyou relies on its data systems to record game player purchase and consumption patterns, based on which Changyou improves its existing virtual items and designs new virtual items. For example, Changyou intends to increase development efforts on the number and variety of virtual items that its game players like to purchase, and Changyou may also adjust prices accordingly. If its data systems fail to record data accurately, its ability to improve existing virtual items or design new virtual items that are appealing to its game players may be adversely affected, which could in turn adversely affect its revenues.

Changyou could be liable for breaches in the security of its online payment platforms and those of third parties with whom Changyou transacts business, and any such breaches could cause its customers to lose confidence in the integrity of the payment systems that Changyou uses.

Currently, Changyou sells a substantial portion of its virtual game points and prepaid game cards to its game players through third-party online payment platforms. In these online transactions, secure transmission of confidential information, such as customers’ credit card numbers and expiration dates, personal information and billing addresses, over public networks is essential if Changyou is to maintain its consumers’ confidence in it. In addition, Changyou expects that an increasing amount of its sales will be conducted over the Internet as a result of the growing use of online payment systems. As a result, the risk of associated online crime will increase. Changyou’s current security measures and those of the third-party online payment platforms with whom Changyou transacts business may not be adequate. Changyou must be prepared to increase its security measures and efforts so that its game players have confidence in the reliability of the online payment systems that it uses, which will require Changyou to incur additional expense. Such increased security measures may still not make its online payment systems completely safe. In addition, Changyou does not have control over the security measures of its third-party online payment vendors. Breaches in the security of online payment systems that Changyou uses could expose it to litigation and liability for failing to secure confidential customer information, and could harm its reputation, ability to attract customers and ability to encourage customers to purchase virtual items.

Changyou derives an increasing portion of its revenues from online games that Changyou licenses from or jointly develops with third-party developers; any failure of third-party developers to fulfill their obligations under Changyou’s license or joint operation agreements with them could have an adverse effect on Changyou’s operation of and revenues from those games, and Changyou’s revenue-sharing arrangements with those third-party developers reduce its profits from the operation of those games.

Changyou derives an increasing portion of its revenues from PC games and mobile games that Changyou licenses from, or jointly develops with, third-party developers. Under its license and joint development agreements for these games, Changyou relies on the third-party developers to provide game updates, enhancements and new versions, provide materials and other assistance in promoting the games and resolving game programming errors and issues with “bots” and other intrusions. Any failure of third-party developers to provide game updates, enhancements and new versions in a timely manner and that are appealing to game players, and provide assistance that enables Changyou to effectively promote the games could adversely affect the game-playing experience of Changyou’s game players, damage its reputation, or shorten the life-spans of those games, any of which could result in the loss of game players, acceleration of Changyou’s amortization of the license fees it has paid for those games, or a decrease in or elimination of its revenues from those games.

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

Furthermore, for games that Changyou licenses from or jointly develops with third parties, Changyou may not have access to the game source codes during the initial period of the license, or at all. Without the source codes, Changyou has to rely on the licensors to provide updates and enhancements during the initial period, giving it less control over the quality and timeliness of updates and enhancements. If Changyou’s game players are not satisfied with the level of services they receive, they may choose to not play the games, leading to a decrease in Changyou’s revenues.

Changyou faces significant risks and incur additional costs when it licenses to, or jointly operates with, third-party operators its games. If Changyou fails to manage these risks, its growth and business prospects could be adversely affected.

Changyou currently, and expects to continue to, exclusively license to, or jointly operate with, third-party operators some of its games, including an increasing number of its mobile games. Negotiating with potential third-party operators and joint operators and managing Changyou’s relationships with the third-party operators and joint operators all require substantial management effort and skill and the incurrence of significant expenses. There are additional risks associated with the licensing, direct or joint operation of Changyou’s games, including:

•	difficulties in identifying appropriate markets;

•	difficulties in identifying and maintaining good relationships with licensees or joint operators who are knowledgeable about, and can effectively operate Changyou’s games in markets;

•	difficulties in maintaining the reputation of Changyou and its games when Changyou’s games are operated by licensees or joint operators in markets pursuant to their own standards;

•	changes in the political, regulatory or economic conditions in a foreign country or region, or public policies toward online games; and

•	difficulties in protecting Changyou’s intellectual property.

Additional risks associated with the licensing or direct or joint operation of Changyou’s games overseas include:

•	significant costs for translation of its games into the local languages of, or customization of its games for, the overseas markets in which Changyou plans to license or jointly operate its games;

•	difficulties relating to compliance with the different legal requirements and commercial terms, such as game export regulatory procedures, taxes and other restrictions and expenses, in the overseas markets in which Changyou licenses or directly or jointly operates its games;

•	exposure to different regulatory systems governing the protection of intellectual property and the regulation of online games, the Internet and the export of technology;

•	costs for compliance with different legal requirements and commercial terms in overseas markets;

•	difficulties in verifying revenues generated from Changyou’s games by its licensees for purposes of determining royalties payable to Changyou;

•	difficulties and delays in contract enforcement and collection of receivables through the use of foreign legal systems;

•	the risk that regulatory authorities in foreign countries or administrative regions may impose withholding taxes, or place restrictions on repatriation of Changyou’s profits; and

•	fluctuations in currency exchange rates.

If Changyou is unable to manage these risks and control these costs effectively, its ability to license or operate its games in China or in regions and countries outside of Mainland China, either directly or jointly with third-party joint operators, may be impaired.

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

Changyou depends on purchases and continual consumption of virtual items by its game players to generate revenues, which in turn depend on the continued attractiveness of its games to the game players and their satisfactory game-playing experience. Various issues could arise that would cause its games to be less attractive to its game players or could limit the continued attractiveness of its games. For example:

•	Changyou may fail to provide game updates, expansion packs and other enhancements in a timely manner due to technologies, resources or other factors;

•	Changyou’s game updates, expansion packs and new versions may contain program errors, and their installation may create other unforeseen issues that adversely affect the game-playing experience;

•	Changyou may fail to timely respond and/or resolve complaints from its game players;

•	Changyou may fail to eliminate computer “bots” which can disrupt its games’ smooth operation and reduce the attractiveness of its games; and

•	Changyou’s game updates, expansion packs and other enhancements may change rules or other aspects of its games that its game players do not welcome, resulting in a reduction in the active accounts or active paying accounts of its online games.

Changyou’s failure to address the above-mentioned issues could adversely affect the game-playing experience of its game players, damage the reputation of its games, shorten the lifespans of its games, and result in the loss of game players and a decrease in its revenues.

Changyou generates all of its game revenues under the item-based revenue model, which presents risks related to consumer preferences and regulatory restrictions.

All of Changyou’s games, including PC games, mobile games and Web games, are operated under the item-based revenue model. Under this revenue model, Changyou’s game players are able to play the games for free if they so choose, but are charged for the purchase of virtual items in the games. Changyou currently expects that all of its game revenues, including revenues from any future games, will continue to be generated under the item-based revenue model. The item-based revenue model requires Changyou to design games that not only attract game players to spend more time playing, but also encourage them to purchase virtual items. The sale of virtual items requires Changyou to track closely consumer tastes and preferences, especially as to in-game consumption patterns. If Changyou fails to design and price virtual items so as to incentivize game players to purchase them, Changyou may not be able to effectively translate its game player base and their playing time into revenues. In addition, the item-based revenue model may cause additional concerns with PRC regulators who have been implementing regulations designed to reduce the amount of time that Chinese youths spend on online games and intended to limit the total amount of virtual currency issued by online game operators and the amount purchased by individual game players. A revenue model that does not charge for time played may be viewed by the PRC regulators as inconsistent with these goals. The item-based revenue model may not continue to be commercially successful and in the future Changyou may need to change its revenue model to a time-based or other revenue model. Any change in revenue model could result in disruption of Changyou’s game operations, a decrease in the number of its game players and a decline in its revenues.

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

All online games have limited lifespans. Changyou must launch new games that can generate additional revenue and diversify its revenue sources in order to remain competitive. Changyou will not generate any meaningful revenue from a game in development until it is commercially launched after open beta testing, and we cannot assure you that Changyou will be able to meet its timetable for new game launches or that its new games will be successful. A number of factors, including technical difficulties, lack of sufficient game development personnel and other resources, failure to obtain or delays in obtaining relevant governmental authorities’ approvals and adverse developments in Changyou’s relationships with the licensors or third-party operators of its new games could result in delayed launching of its new games. In addition, we cannot assure you that Changyou’s new games will be as well received in the market as TLBB and TLBB 3D have been, and you should not view Changyou’s historical game revenues or the success of TLBB and TLBB 3D as indications of the commercial success of any of its new or future games. Changyou may fail to anticipate and adapt to future technical trends, new business models and changed game player preferences and requirements, fail to effectively plan and organize marketing and promotion activities, or fail to differentiate its new games from its existing games. If the new games Changyou introduces are not commercially successful, Changyou may not be able to generate sufficient revenues from new games to sustain or grow its revenues or to recover its product development costs and sales and marketing expenses, which can be significant.

Rapid technological changes may increase Changyou’s game development costs.

Technological development in online game industry is evolving rapidly, so Changyou needs to anticipate new technologies and evaluate their possible market acceptance. For example, the use of virtual reality technology has improved, and can be expected to continue to improve, game players’ in-game experience and level of participation. In addition, government authorities or industry organizations may adopt new standards that apply to game development. Any new technologies and new standards may require increases in expenditures for PC game and mobile game development and operations, and Changyou will need to adapt its business to cope with the changes and support these new services to be successful. If Changyou falls behind in adopting new technologies or standards, its existing games may lose popularity, and its newly developed games may not be well received in the marketplace.

The proliferation of “cheating” programs and scam offers that seek to exploit Changyou’s games and players harms the game-playing experience and may lead players to stop playing its games.

Third parties have developed, and may continue to develop, “cheating” programs that enable players to exploit Changyou’s games, play the games in an automated way or obtain unfair advantages over other players who play fairly. These programs harm the experience of players who play fairly and may disrupt the economics of Changyou’s games. In addition, unrelated third parties may attempt to scam Changyou’s players with fake offers for virtual items. Changyou needs to devote significant resources to discover, disable and prevent such programs and activities, and if Changyou is unable to do so quickly its operations may be disrupted, its reputation may be damaged and players may stop playing its games. This may lead to lost revenue and increased costs for Changyou to develop technological measures to combat such programs and activities.

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

Changyou relies on the spending of its game players for its revenues, which in turn depends on the players’ level of disposable income, perceived future earnings capabilities and willingness to spend. The real estate market in the PRC and the level of exports from the PRC have both experienced significant declines recently and, according to the National Bureau of Statistics of China, the growth rate of China’s gross domestic product, compared to that of the previous year, slowed from 9.2% in 2011 to 7.5% in 2012 and 7.7% in 2013 and 7.4% in 2014 and 6.9% in 2015. Such growth may also slow in the future, which could in turn result in a reduction in spending by Changyou’s game players.

In addition, the global economy has experienced significant instability and there has been volatility in global financial and credit markets in recent years, recent growth in the United States economy may not be sustainable and some analysts are concerned that the European Community may experience a sustained downturn. It is unclear how long such instability and volatility will continue, whether it will increase, whether it will lead to a renewed worldwide economic downturn such as the one that began in 2008, and how much adverse impact such instability and volatility or any such downturn might have on the economies of China and other jurisdictions where Changyou operates its games. Any such instability, volatility or adverse impact in China or in overseas markets could cause Changyou’s game players to reduce their spending on its games in China or overseas and reduce its revenues.

Risks Related to the Platform Channel Business

Changyou has not been able to successfully monetize its platform channel business beyond the operation of its 17173.com Website or to recoup its significant investment in such business.

During 2013 and 2014 Changyou made significant investments in acquiring assets and marketing, including both domestic and overseas marketing, and spent considerable sums to increase its staffing levels, with the goal of expanding and promoting its platform channel business beyond the operation of the 17173.com Website. However, Changyou has not generated meaningful revenues from such additions to its platform channel business. Changyou’s continuing efforts to monetize those products and services have not been successful, and we believe that it is unlikely Changyou will be able to make its platform channel business apart from the 17173.com Website profitable or that Changyou will be able to recoup the investments it made in assets, marketing and staffing for the platform channel business. For example, after Changyou’s acquisition of a majority interest in MoboTap, Changyou’s management concluded that the Dolphin Browser operated by MoboTap would not be able to provide expected synergies with Changyou’s platform channel business, and Changyou recognized substantial impairment charges as a result. Also see “Changyou’s previous and any future acquisitions and/or strategic alliances may have an adverse effect on its ability to manage its business and may also result in impairment charges.”

Online advertising revenues from the 17173.com Website could fail to grow or could decline as a result of uncertainties in the game market and the online advertising market.

Changyou’s online advertising revenues of $57.8 million for the year ended December 31, 2015, which were mainly derived from the operation of the 17173.com Website, represented 7.6% of Changyou’s total revenues for the year. Changyou’s ability to maintain or grow online advertising revenues may be adversely affected by any of the following risk factors:

•	Changes in government policy could restrict or curtail Changyou’s online advertising services;

•	The decline in the demand for online advertising services from developers and operators of PC games, as the relative popularity of such games continues to decline;

•	Advertising clients may adopt new methods and strategies other than online advertising to promote their brands, which would have an adverse impact on Changyou’s advertising revenues; and

•	The acceptance of the Internet as a medium for advertising depends on the development of a measurement standard. No standards for the measurement of the effectiveness of online advertising have been widely accepted. Industry-wide standards may not develop sufficiently to support the Internet as an effective advertising medium. If these standards do not develop, advertisers may choose not to advertise on the Internet in general, or through Changyou’s Websites.

In addition, Changyou’s ability to generate and maintain significant online advertising revenues will also depend upon:

•	the development of a large base of users possessing demographic characteristics attractive to advertising clients;

•	the development of successful mobile versions of the 17173.com Website and the provision of extensive mobile game-related products and services in response to the rapid migration of users of Internet services from PCs to mobile devices, such as tablets and mobile phones;

•	the acceptance of online advertisements, either through PCs or mobile devices, as an effective method of business marketing;

•	the effectiveness of Changyou’s advertising delivery, tracking and reporting systems;

•	the extent of resistance from existing or potential customers to online advertising prices; and

•	the development of new formats for online advertising, such as streaming video.

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

Most of the online advertising services of the 17173.com Website are distributed by, and most of the online advertising revenues of the 17173.com Website are derived from, advertising agencies. For example, in 2015 Changyou engaged four advertising agencies, which contributed approximately 95% of the online advertising revenues of the 17173.com Website. In consideration for these agencies’ services, Changyou is required to pay certain percentages of revenues as sales rebates. If the online advertising market is consolidated and effectively controlled by a small number of large advertising agencies, such advertising agencies may be in a position to demand higher sales rebates based on increased bargaining power, which could negatively affect Changyou’s online advertising growth, as Changyou books its online advertising revenue net of its sales rebates to advertising agencies.

Risks of Others Business

Changyou may not be able to maintain or expand the revenues that it receives from cinema advertising services.

Changyou’s cinema advertising business generates revenues through contracts that Changyou enters into with advertisers to place their advertisements in pre-film advertising slots in movie theaters. Changyou acquires the cinema advertising rights for such pre-film advertising slots under long-term contracts, typically with three–year terms, with various theaters. If Changyou is unable to sell to advertisers all of the pre-film advertising slots that Changyou purchases, it may not be able to recoup its upfront payments and committed payments under the contracts. Further, we cannot assure you that Changyou will be able to develop, maintain or expand the types of cooperative relationships with movie theaters that will permit Changyou to maintain its existing rights or to obtain any additional rights to pre-movie advertisement slots at reasonable prices. Any failure by Changyou to develop, maintain or expand such cooperative relationships could prevent it from increasing its cinema advertising revenues, could cause such revenues to decrease or could result in Changyou’s cinema advertising business generating losses.

General Business Risks

Changyou’s prospects for growth may be adversely affected if it cannot successfully manage and make timely adjustments to its hiring needs to support its business strategies.

The Internet industry in China is characterized by high demand and intense competition for talent, particularly for game developers and related technical personnel, and Changyou’s success in the implementation of its growth strategies depends on its ability to successfully manage, and make timely adjustments to, its hiring needs. The number of Changyou’s employees increased 35.3% between the end of 2012 and the end of 2013 as it expanded its business into mobile games, the platform channel business and international markets, but decreased 11.0% between the end of 2013 and the end of 2014 and decreased 41.9% between the end of 2014 and the end of 2015, as Changyou emphasized the development of mobile games and laid off a number of employees who had been focused primarily on international markets and the platform channel business other than the 17173.com Website. These layoffs could have an adverse effect on Changyou’s remaining employees’ morale and their loyalty to Changyou, and cause it to lose employees whose talents and experience are important for its business, and could also have a negative impact on its reputation as an employer and its ability to attract qualified employees in the future. Laid-off employees could also make claims against Changyou for additional compensation, causing it to incur additional expense.

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

Changyou regards its intellectual property and proprietary rights as critical to its success. In particular, Changyou has spent a significant amount of time and resources in developing its current games and possible future games. Changyou’s ability to protect its proprietary rights in connection with its games is critical for their success and Changyou’s overall financial performance. While Changyou has registered software in China for copyright protection and have taken various measures to protect its source codes, such measures may not be sufficient to protect its proprietary information and intellectual property. Intellectual property rights and confidentiality protection in China may not be as effective as they are in the United States and other developed countries. Policing unauthorized use of proprietary technology is difficult and expensive. In addition, while Changyou has registered some trademarks relating to its games in the PRC and other jurisdictions, and has applied for additional registrations of trademarks, in some instances Changyou may not succeed in obtaining registration of trademarks that Changyou has applied for in different languages, such as English. There is no assurance that these pending or future trademark applications will be approved. Any failure to register trademarks in any country or region may limit Changyou’s ability to protect its rights in such country or region under relevant trademark laws, and Changyou may need to change the name of the relevant trademark in certain cases, which may adversely affect its branding and marketing efforts.

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

Changyou has applied for initial registrations in the PRC and overseas, and/or changes in registrations relating to transfers of its key trademarks in the PRC, including ChangYou.com, cyou.com, TLBB, TL logos, New Blade Online, 17173, TLBB 3D and the corresponding Chinese versions of the marks, so as to establish and protect its exclusive rights to these trademarks. Changyou has succeeded in registering the trademarks ChangYou.com, cyou.com, TLBB, TL logos, 17173 and Dolphin Browser in the PRC under certain classes. The applications for initial registration, and/or changes in registrations relating to transfers, of other marks and/or of some of these marks under other classes are still under examination by the Trademark Office of the State Administration for Industry & Commerce of the PRC, or the SAIC, and relevant authorities overseas. Changyou has applied for patents relating to the design of its games and to technology intended to enhance the functionalities of its games. Changyou has various patent applications under examination by the State Intellectual Property Office of the PRC. Approvals of its initial trademark registration applications, and/or of changes in registrations relating to such transfers, or of its patent applications, are subject to determinations by the Trademark Office of the SAIC, the State Intellectual Property Office of the PRC and relevant authorities overseas that there are no prior rights in the applicable territory. There is no assurance that these applications will be approved. Any rejection of these applications could adversely affect Changyou’s rights to the affected marks, designs and technologies. In addition, even if these applications are approved, there is no assurance that any registered trademark or issued patent will be sufficient in scope to provide adequate protection of Changyou’s rights.

Breaches in the security of Changyou’s server network could cause disruptions in its service, facilitate piracy of its intellectual property, or compromise confidential information of its game players.

Changyou stores on its servers and transmits over the Internet considerable and continually increasing amounts of data, much of which is essential to the operation of its business or is highly confidential information concerning its business and its game players. In addition, the expansion of Changyou’s business to include mobile games and its need to comply with PRC regulations requiring real-name registration of Changyou’s game players are likely to cause the amount of personal data concerning its game players that is transmitted over its networks to increase over time. Any breaches of Changyou’s network by hackers could cause severe disruptions in its service, allow piracy of the source code used in the operation of its games and allow pirated versions of its games to enter the marketplace, or result in the release of confidential personal or financial information of its game players, any of which could have an adverse impact on its business, its revenues, and its reputation among game players. In order to minimize the likelihood of such breaches as Changyou’s business expands and the amount of confidential and sensitive data increases, Changyou expects that it will need to expend considerable resources to maintain and enhance the effectiveness of its security systems.

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

Changyou’s ability to make scheduled payments on, or to refinance its obligations with respect to, its indebtedness to banks for borrowed money will depend on its financial and operating performance, which in turn will be affected by general economic conditions and by financial, competitive, regulatory and other factors beyond its control. It is possible that Changyou will be unable in the future to generate sufficient cash flow from its operations to cover indebtedness under its existing or future bank loan facilities. Further, most of Changyou’s business operations are conducted in Mainland China and most of its revenues are denominated in RMB, while its existing loans were primarily advanced to it offshore in U.S. dollars, and are repayable in U.S. dollars. The conversion of RMB into U.S. dollars generally must be made via Changyou’s onshore subsidiaries’ payment of dividends to its offshore subsidiaries, which can be time-consuming, due to China’s strict foreign exchange controls, which could potentially prevent Changyou from making timely repayment of its offshore loans and cause a default under the loans.

Risks Related to Changyou’s Corporate Structure and PRC Law and Regulations

Changyou operates some of its existing games, and plans to operate certain of its future games, with Internet authorization codes that Changyou obtained through third-party electronic publishing entities. If the SAPPRFT challenges the commercial operation of any of Changyou’s games that are operated with Internet authorization codes obtained through third-party publishing entities, Changyou may be subject to various penalties, including restrictions on its operations.

Under regulations issued by the SAPPRFT and the MIIT, online game operators are required to have an Internet publishing license, and an authorization code obtained under such a license is required for each game in operation and publicly available in the PRC. Changyou publishes certain of its existing games with authorization codes obtained under Internet publishing licenses held by third parties. For example, Wuhan Baina Information publishes a mobile online game with authorization codes obtained through a third-party. Current PRC regulations are not clear as to the consequence of obtaining authorization codes through the licenses of third-party entities. Changyou’s past and expected future practices might be challenged by the SAPPRFT, which could subject Changyou to various penalties, including fines, confiscation of publishing equipment and the revenues generated from the publishing activities, the revocation of its business license, or the forced discontinuation of or restrictions on its operations.

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

In addition, the MIIT has published regulations that subject Internet content providers to potential liability for the actions of game players and others using their Websites, including liability for violations of PRC law prohibiting the dissemination of content deemed to be socially destabilizing. As these regulations are subject to interpretation by the relevant authorities, it is not possible for us to determine in all cases the type of content that could result in liability for Changyou as a developer and operator of online games, and as an operator of the 17173.com Website and the Dolphin Browser. In addition, Changyou may not be able to control or restrict the content of other Internet content providers linked to or accessible through its Websites, or content generated or placed on its Websites by its game players, despite its attempt to monitor such content. To the extent that regulatory authorities find any portion of Changyou’s content objectionable, they may require Changyou to curtail its games, which may reduce its game player base, the amount of time its games are played or the purchases of virtual items.

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

In July 2014, the SAPPRFT issued the Notice on Further Launch Verification of Real-name Registration for Anti-Fatigue System on Internet Games, stating that, in view of some of the hardware and functionality limitations inherent in mobile devices, anti-fatigue system requirements applicable to Internet games do not currently apply to mobile games. If the SAPPRFT in the future decides to expand the anti-fatigue system requirements to mobile games, Changyou’s operating expenses would be likely to increase.

Restrictions on virtual currency may adversely affect Changyou’s online game revenues.

Changyou’s online game revenues are collected through the online sale of game points and sale of its prepaid cards. The Notice on the Reinforcement of the Administration of Internet Cafés and Online Games, or the Internet Cafés Notice, issued by the MOC in 2007, directs the People’s Bank of China, or the PBOC, to strengthen the administration of virtual currency in online games to avoid any adverse impact on the PRC economy and financial system. The Internet Cafés Notice places strict limits on the total amount of virtual currency issued by online game operators in the PRC and the amount purchased by individual users in the PRC, and requires a clear division between virtual transactions and real transactions carried out by way of electronic commerce. The Internet Cafés Notice also provides that virtual currency should only be used to purchase virtual items. In 2009, the MOC and the MOFCOM jointly issued the Notice on Strengthening the Administration of Online Game Virtual Currency, or the Virtual Currency Notice. In the Virtual Currency Notice, the MOC and the MOFCOM for the first time defined “virtual currency” as a type of virtual exchange instrument issued by online game operators, purchased directly or indirectly by the game user by exchanging legal currency at a certain exchange rate, saved outside the game programs, stored in servers provided by online game operators in electronic record format and represented by specific numeric units. In addition, the Virtual Currency Notice categorizes companies involved with virtual currency in the PRC as either issuers or trading platforms and prohibits companies from simultaneously operating both as issuers and as trading platforms. One of the Virtual Currency Notice’s stated intended objectives is to limit the circulation of virtual currency and thereby reduce concerns that it may impact real world inflation. Specifically, the Virtual Currency Notice requires online game operators to report the total amount of their issued virtual currency on a quarterly basis, and game operators are prohibited from issuing disproportionate amounts of virtual currency in order to generate revenues. In addition, the Virtual Currency Notice reiterates that virtual currency can only be provided to users in exchange for an RMB payment and can only be used to pay for virtual goods and services of the issuers. Online game operators are prohibited from providing lucky draws or lotteries which are conducted on the condition that participants contribute cash or virtual currencies in exchange for game props or virtual currencies, and from providing virtual currency trading services to minors. The Virtual Currency Notice places additional potentially burdensome obligations on online game operators, including a requirement that operators keep transaction data records for no less than 180 days, which means that Changyou must design and operate its databases so that it can maintain users’ information for the minimum required period, resulting in higher costs for its online game operations. Changyou must tailor its business model carefully in order to comply with the overall requirements of the Virtual Currency Notice, in a manner which can be expected to result in relatively lower sales of Changyou’s game coins and an adverse impact on its online game revenues.

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

As the online game industry is at an early stage of development in China, new law and regulations may be adopted from time to time to require additional licenses and permits other than those Changyou currently has, and address new issues that arise. In addition, substantial uncertainties exist regarding the interpretation and implementation of current and any future PRC law and regulations applicable to the online game industry. For example, there is ambiguity as to the division of authority and responsibilities between the SAPPRFT and the MOC with respect to regulating online games and, as a result, there may be overlapping approval requirements with respect to some aspects of Changyou’s games or Changyou’s game operations. On February 4, 2016, the SAPPRFT and the MIIT issued the Measures of Internet Publication Service Administration, or the New Internet Publication Measures, which will become effective on March 10, 2016. The New Internet Publication Measures strengthen the supervision of Internet publishing businesses and require that entities in the Internet publishing business apply for a new online publication license and obtain approval from the SAPPRFT prior to the publication of new online games. In addition, under the New Internet Publication Measures Sino-foreign joint ventures and foreign-invested entities are not permitted to engage in Internet publication services, and the legal representative of an entity providing Internet publication services may not be a foreigner. As the New Internet Publication Measures are new and have not yet become effective, the actual implications and reach of the New Internet Publication Measures are still uncertain. Furthermore, as mobile games are a new type of online game, there are uncertainties relating to whether a game developer, such as us, which provides mobile games to mobile device users, needs to obtain a separate operating license in addition to the ICP license that it has already obtained. For any mobile games Changyou launches, Changyou may be required to apply for a separate operating license for the mobile applications. Therefore, Changyou may not be able to obtain timely, or at all, required licenses or any other new license required in the future, and Changyou may be found to be in violation of current or future PRC law and regulations, which could impede its ability to conduct business.

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

Although SAT Announcement 7 is generally effective as of February 3, 2015, it also applies to cases where the PRC tax treatment of a transaction that took place prior to its effectiveness has not yet been finally settled. As a result, SAT Announcement 7 could be determined by PRC tax authorities to be applicable to the historical reorganization of 7Road and Changyou’s acquisitions of the equity interests of 7Road and MoboTap, and it is possible that these transactions could be determined by PRC tax authorities to lack a reasonable commercial purpose. As a result, the transfer of 7Road’s or MoboTap’s shares to other parties could be subject to corporate income tax of up to 10% on capital gains generated from such transfers, and PRC tax authorities could impose tax obligations on the transferring shareholders or subject us to penalty if the transferring shareholders do not pay such obligations and Changyou does not withhold such tax.

SAT Announcement 7 and its interpretation by relevant PRC authorities clarify that an exemption provided by SAT Circular 698 for transfers of shares in a publicly-traded entity that is listed overseas is available if the purchase of the shares and the sale of the shares both take place in open-market transactions. However, if a shareholder of an entity that is listed overseas purchases shares in the open market and sells them in a private transaction, or vice-versa, PRC tax authorities might deem such a transfer to be subject to SAT Circular 698 and SAT Announcement 7, which could subject such shareholder to additional reporting obligations or tax burdens. Accordingly, if a holder of Changyou’s ADSs or ordinary shares purchases its ADSs or ordinary shares in the open market and sells them in a private transaction, or vice-versa, and fails to comply with SAT Circular 698 or SAT Announcement 7, the PRC tax authorities may take actions, including requesting Changyou to provide assistance for their investigation or impose a penalty on it, which could have a negative impact on Changyou’s business operations. In addition, since Changyou may pursue acquisitions as one of its growth strategies, and may conduct acquisitions involving complex corporate structures, PRC tax authorities might impose taxes on capital gains or request that Changyou submit additional documentation for their review in connection with any potential acquisitions, which may cause it to incur additional acquisition costs or delay its acquisition timetable.

As the special tax statuses of certain of Changyou’s PRC subsidiaries and VIEs as “High and New Technology Enterprises,”, “software enterprises” or “Key National Software Enterprises” expire, or if they are revoked, Changyou will have to pay additional taxes to make up any previously unpaid tax and will be subject to a higher tax rate.

The CIT Law imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises. High and New Technology Enterprises (“HNTEs”) will enjoy a favorable tax rate of 15% for three years, but need to re-apply after the end of the three-year period. “Key National Software Enterprises” can enjoy a further reduced preferential income tax rate of 10% for two years, but need to re-apply after the end of the two-year period. Certain of Changyou’s PRC Subsidiaries and VIEs qualified as HNTEs and enjoyed reduced tax rates in 2013, 2014 and/or 2015. In addition, one of its PRC subsidiaries qualified as a Key National Software Enterprise (“KNSE”) in 2013 and 2014. However, as a result of a restructuring of the approval process, the State Council recently suspended the acceptance of applications for KNSE status, and it is not clear when, if ever, the acceptance of applications for KNSE status will resume.

In addition, the CIT Law and its implementing regulations provide that “Software Enterprises” can enjoy an income tax exemption for two years beginning with their first profitable year and a 50% reduction to a rate of 12.5% for the subsequent three years. A number of Changyou’s PRC Subsidiaries and VIEs qualified for exemptions or rate reductions in 2013, 2014 and/or 2015.

There are uncertainties regarding future interpretation and implementation of the CIT Law and its implementing regulations. It is possible that the HNTE, Software Enterprise, and KNSE qualifications of Changyou’s operating entities currently qualified as such, or their entitlement to an income tax exemption or refund of their VAT, will be challenged by higher level tax authorities and be repealed, or that there will be future implementing regulations that are inconsistent with current interpretation of the CIT Law. Therefore, it is possible that the qualifications of one or more of Changyou’s PRC Subsidiaries or VIEs will be challenged in the future or that such companies will not be able to take any further actions, such as re-application for qualification, to enjoy such preferential tax treatments. If those operating entities cannot qualify for such income tax or VAT reductions, Changyou’s effective income tax rate or VAT rate, as the case may be, will be increased significantly and Changyou may have to pay additional income tax to make up the previously unpaid tax, which would reduce its net income.

To fund any cash requirements Changyou may have, Changyou may need to rely on dividends, loans or advances made by its principal PRC subsidiaries AmazGame, Gamespace and Beijing Baina Technology, which are subject to limitations and possible taxation under applicable PRC law.

Changyou may need to rely on dividends and other distributions on equity, or loans and advances made by its PRC subsidiaries AmazGame, Gamespace and Beijing Baina Technology to fund any cash requirements Changyou may have, including the funds necessary to pay dividends and other cash distributions, if any, to its shareholders or ADS holders, and to service any debt Changyou may incur. The distribution of dividends and the making of loans and advances by entities organized in China are subject to limitations. Regulations in the PRC currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. AmazGame, Gamespace and Beijing Baina Technology are also required to set aside at least 10% of their after-tax profit based on PRC accounting standards each year to their general reserves until the cumulative amount of such reserves reaches 50% of the entities’ registered capital. These reserves are not distributable as cash dividends, loans or advances. AmazGame, Gamespace and Beijing Baina Technology may also allocate a portion of their after-tax profits, as determined by their boards of directors, to their staff welfare and bonus funds, which may not be distributed to Changyou. In addition, if AmazGame, Gamespace or Beijing Baina Technology incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to Changyou. Furthermore, under regulations of the State Administration of Foreign Exchange, or the SAFE, the RMB is not convertible into foreign currencies for capital account items, such as loans, repatriation of investments and investments outside of China, unless prior approval of the SAFE is obtained and prior registration with the SAFE is made, which could delay or prevent any transfers of funds from Changyou’s PRC subsidiaries to Changyou.

In addition, there are uncertainties under the CIT Law with regard to the PRC withholding tax on dividends paid by AmazGame, Gamespace and Beijing Baina Technology to Changyou’s Hong Kong subsidiaries. Should such dividends be subject to PRC withholding tax or be subject to the usual CIT Law withholding tax rate of 10% rather than the preferential dividend withholding tax rate of 5% provided under the China-HK Tax Arrangement, the amount of cash available to Changyou for Changyou’s cash needs, including for the payment of dividends to its shareholders or ADS holders, would be reduced.

Furthermore, Changyou controls its principal VIEs Gamease, Guanyou Gamespace and Wuhan Baina Information through contractual arrangements rather than equity ownership. To the extent that there is any distributable profit in Gamease, Guanyou Gamespace or Wuhan Baina Information, it may be difficult for these entities to distribute such profit to AmazGame, Gamespace or Beijing Baina Technology, which may further limit the amount that these PRC subsidiaries can distribute to Changyou.

Risks Related to Changyou’s Shares

Changyou’s operating results for a particular period could fall below its expectations or the expectations of investors or research analysts, resulting in a decrease in the price of its ADSs and the value of our interest in Changyou.

Changyou’s operating results may vary significantly from period to period as a result of factors beyond its control, such as the slowdown in China’s economic growth that occurred between the first quarter of 2010 and third quarter of 2012 and during 2014, caused in part by measures adopted by the Chinese government intended to slow such growth and to temper real estate prices and inflation, and the significant instability recently experienced in the worldwide economy, and the European Community facing disruptions as a result of crises in the economies of Greece and Spain, among other countries, and such factors may be difficult to predict for any given period. Other factors also could cause significant fluctuations in Changyou’s operating results, including the timing and success of its new game launches, its costs of developing and launching new games and software, and the level of user activity of its games and software in China during particular fiscal quarters. If its operating results for any period fall below its expectations or the expectations of investors or research analysts, the price of its ADSs is likely to decrease, which would reduce the value of our ownership interest in Changyou.

Changyou shareholders, including us, will experience dilution when additional Class A ordinary shares are issued in settlement of restricted share units or upon exercise of options.

Changyou shareholders, including us, will experience dilution to the extent that additional Class A ordinary shares are issued upon settlement of restricted share units or exercise of outstanding options that Changyou may grant from time to time. As of the date of this report, there were outstanding 44,986 Class A restricted share units, with each such restricted share unit settleable upon vesting by the issuance of Changyou one Class A ordinary share, and outstanding options for the purchase of 3,270,000 Changyou Class A ordinary shares at a nominal price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no comments that we received from the staff of the SEC 180 days or more before the end of the year ended December 31, 2015 regarding our periodic or current reports under the Securities Exchange Act of 1934 that remain unresolved.

ITEM 2. PROPERTIES

Sohu

In February 2007, we purchased an office building of approximately 18,265 square meters in Beijing, for consideration of approximately $35.3 million, of which 17,188 square meters have been leased to Sogou since November 2013.

In November 2009, we entered into a contract for the purchase and development of an office building of approximately 41,283 square meters in Beijing to serve as our headquarters, for consideration of approximately $162 million. The office building was placed in service in May 2013.

As of December 31, 2015, we leased office space in Beijing of approximately 7,644 square meters. We also leased office space of approximately 25,852 square meters in other cities in the PRC.

Sogou

As of December 31, 2015, Sogou leased 5,062 square meters of office space in Beijing, in addition to office space that Sogou leased from Sohu.

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

As of December 31, 2015, Changyou leased additional office space in Beijing of approximately 6,308 square meters. Changyou also leased office space of approximately 17,459 square meters in other cities in the PRC and in other countries.

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

	2014		2015
	High	Low	High	Low
First quarter	$87.68	$62.71	$58.25	$48.82
Second quarter	66.69	52.69	71.78	52.94
Third quarter	63.00	50.12	59.23	40.20
Fourth quarter	53.31	42.03	59.50	41.05

The closing price of our common stock on February 23, 2016 as reported by the NASDAQ Global Select Market was $44.58.

Holders

As of February 11, 2016, there were 14 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the exact number of beneficial holders represented by these record holders. As of February 11, 2016, there were approximately 11,800 beneficial holders of our common stock.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

For the years ended December 31, 2015 and 2014 we did not have a program for the repurchase of outstanding shares of common stock of Sohu.com Inc. or of outstanding ADSs of Changyou.com Limited.

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

Through December 31, 2015, we had used $8.2 million of the net proceeds from the offering for operating activities, purchases of fixed assets, funding for certain equity investments and strategic acquisitions of complementary businesses. The remaining net proceeds from the offering have been invested in cash and cash equivalents. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return for Sohu, the NASDAQ Stock Market (U.S. companies) Index (or the NASDAQ Market Index) and the Morningstar Group Index. The graph covers the period from December 31, 2010 to December 31, 2015. The graph assumes that $100 was invested on December 31, 2010 in our common stock, the NASDAQ Market Index and the Morningstar Group index, and the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

ASSUMES $100 INVESTED ON DEC. 31, 2010

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DEC. 31, 2015

	Sohu.com Inc.	Morningstar Group	NASDAQ Market Index
12/31/2010	116.45	93.63	103.08
12/31/2011	91.71	91.54	102.27
12/31/2012	86.83	89.25	120.40
12/31/2013	154.06	355.07	281.18
12/31/2014	92.84	192.93	221.02
12/31/2015	90.08	228.60	200.31

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

Commencing in the second quarter of 2015, the chief operating decision maker (the “CODM”) did not consider the others segment to be significant enough to be separately reviewed. Therefore, in order to better reflect management’s perspective, we combined the brand advertising segment and the others segment, and now identify them together as the Sohu segment. There are now three segments in the Sohu Group, consisting of the Sohu segment, the Sogou segment, and the Changyou segment. We have restated the presentation of our reportable segments for prior periods to conform to the current presentation.

	Year Ended December 31,
	2011	2012	2013	2014	2015
	(In thousands, except per share data)
Statements of Comprehensive Income Data:
Revenues:
Online advertising:
Brand advertising	$277,327	$290,205	$428,526	$541,158	$577,114
Search and search-related	62,981	124,389	198,915	357,839	539,521
Subtotal of online advertising revenues	340,308	414,594	627,441	898,997	1,116,635
Online games	435,508	570,346	669,168	652,008	636,846
Others	76,271	82,261	103,665	122,072	183,610

Total revenues	852,087	1,067,201	1,400,274	1,673,077	1,937,091
Cost of revenues:
Online advertising:
Brand advertising	107,391	161,195	221,659	307,708	383,187
Search and search-related	35,144	70,628	109,139	163,918	238,944
Subtotal of cost of online advertising revenues	142,535	231,823	330,798	471,626	622,131
Online games	49,837	76,350	93,307	142,552	156,315
Others	47,975	61,485	55,945	71,456	80,618

Total cost of revenues	240,347	369,658	480,050	685,634	859,064

Gross profit	611,740	697,543	920,224	987,443	1,078,027

Operating expenses:
Product development	112,617	181,359	276,120	409,285	398,143
Sales and marketing	158,187	214,736	351,653	526,514	383,931
General and administrative	59,126	75,243	108,970	204,325	173,160
Goodwill impairment and impairment of intangible assets acquired as part of business acquisitions	27,511	2,906	0	52,282	40,324

Total operating expenses	357,441	474,244	736,743	1,192,406	995,558

Operating profit /(loss)	254,299	223,299	183,481	(204,963)	82,469

Other income	9,799	5,422	12,721	9,959	74,526
Net interest income	15,800	25,277	27,829	30,977	23,459
Exchange difference	(5,003)	(635)	(6,660)	(1,142)	5,337

Income /(loss) before income tax expense	274,895	253,363	217,371	(165,169)	185,791
Income tax expense	46,552	76,171	50,422	6,050	76,936

Net income /(loss)	228,343	177,192	166,949	(171,219)	108,855
Less: Net income attributable to the mezzanine-classified noncontrolling interest shareholders	2,558	11,196	17,780	0	0
Net income /(loss) attributable to the noncontrolling interest shareholders	63,044	78,837	82,044	(32,309)	146,542

Dividend or deemed dividend to noncontrolling Sogou Series A Preferred shareholders	0	14,219	82,432	27,747	11,911

Net income/(loss) attributable to Sohu.com Inc.	$162,741	$72,940	$(15,298)	$(166,657)	$(49,598)

Net income /(loss)	$228,343	$177,192	$166,949	$(171,219)	$108,855
Other comprehensive income /(loss)	43,545	4,413	47,125	(8,390)	(87,655)

Comprehensive income /(loss)	271,888	181,605	214,074	(179,609)	21,200

Less: Comprehensive income attributable to the mezzanine-classified noncontrolling interest shareholders	2,558	11,196	17,780	0	0
Comprehensive income /(loss) attributable to noncontrolling interest shareholders	68,598	79,927	92,407	(33,797)	118,138

Dividend or deemed dividend to noncontrolling Sogou Series A Preferred shareholders	0	14,219	82,423	27,747	11,911

Comprehensive income /(loss) attributable to Sohu.com Inc.	200,732	76,263	21,464	(173,559)	(108,849)
Basic net income/(loss) per share attributable to Sohu.com Inc.	$4.26	$1.92	$(0.40)	$(4.33)	$(1.28)

Shares used in computing basic net income per share attributable to Sohu.com Inc.
Shares used in computing basic net income/(loss) per share attributable to Sohu.com Inc.	38,216	38,038	38,255	38,468	38,598

Shares used in computing diluted net income per share attributable to Sohu.com Inc.
Diluted net income/(loss) per share attributable to Sohu.com Inc.	$3.93	$1.66	$(0.47)	$(4.43)	$(1.32)

Shares used in computing basic net income per share attributable to Sohu.com Inc.
Shares used in computing diluted net income/(loss) per share attributable to Sohu.com Inc.	38,761	38,392	38,502	38,468	38,598

	As of December 31,
	2011	2012	2013	2014	2015
	(In thousands)
Balance Sheets Data:
Cash and cash equivalents	$732,607	$833,535	$1,287,288	$876,340	$1,245,205
Restricted time deposits	0	246,839	434,048	426,748	227,285
Investments in debt securities	79,354	79,548	82,009	0	0
Working capital	639,616	681,490	937,146	902,923	814,933
Total assets	1,633,294	2,082,637	2,998,715	2,867,009	3,042,194
Short-term bank loans	0	113,000	410,331	25,500	344,500
Long-term bank loans	0	126,353	0	344,500	0
Total liabilities	356,969	705,610	1,161,995	1,178,103	1,311,442
Mezzanine equity– Noncontrolling interest	57,254	61,810	0	0	0
Noncontrolling interest	210,646	230,994	510,015	487,245	489,730
Total shareholders’ equity	1,219,071	1,315,217	1,836,720	1,688,906	1,730,752

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

Through the operation of Sohu, Sogou and Changyou, we generate online advertising revenues (including brand advertising revenues and search and search-related revenues), online games revenues and others revenues. For the year ended December 31, 2015, our total revenues were approximately $1.94 billion, representing an increase of 16% compared to 2014, and our gross margin decreased from 59% to 56%. Our online advertising business generated revenues of $1.12 billion with 24% annual growth, representing 58% of total revenues. Our online game business generated revenues of $636.8 million with 2% annual decline, representing 33% of total revenues. In 2015, our net profit before deducting the noncontrolling interest was $108.9 million, compared to net loss of $171.2 million in 2014. In 2015, our net loss after deducting the noncontrolling interest was $49.6 million, compared to a net loss of $166.7 million in 2014. Diluted net loss per share attributable to Sohu.com Inc. was $1.32 in 2015, compared to a diluted net loss per share attributable to Sohu.com Inc. of $4.43 in 2014.

Factors and Trends Affecting our Business

With the accelerated shift in user activities from desktop computers (“PCs”) to mobile devices and an increase in the number of Internet users, the usage of various kinds of mobile Internet services continued to accelerate at a fast pace during 2015. As of the end of December 2015, according to the China Internet Network Information Center (or CNNIC), the number of mobile Internet users had reached 620 million, an increase of 11% from the end of 2014. At Sohu, we focused our efforts on developing a portfolio of leading mobile products across our business lines that we believed our users would like. Our key products continued to gain traction. For example, during the month ended December 31, 2015, mobile traffic for our online video business contributed more than 60% of our total traffic. During 2015, Sogou’s mobile search traffic increased over 100%. In December of 2015, mobile traffic accounted for 57% of our total traffic. The monetization of mobile traffic also progressed well, contributing a relatively higher percentage of our total revenues.

In 2015, the deceleration of growth in the Chinese macro economy impacted our brand advertising business, as traditional brand advertisers tightened their marketing budgets. Meanwhile, beginning in the third quarter of 2015, the depreciation of the RMB against the U.S. dollar had an adverse effect on our reported financial results, which are denominated in the U.S. dollar. For Sohu Media Portal, we focused on growing the penetration of two of the leading mobile news products in the market, the Web-based HTML5 Portal m.sohu.com and the Sohu News App. As of the end of December 2015, the combined reach of these two products exceeded 50 million daily unique visitors. Sohu Video is a leading online video content and service provider in China. In 2015, the online video industry as a whole continued to gain viewers from television stations, and advertising dollars shifted in accordance with that trend. In the meantime, as competition intensified, the major players stepped up content spending to attract viewers. The average licensing fee for top class TV dramas and variety shows grew significantly in 2015 as compared to 2014. During the year, Sohu Video focused on taking as rational approach as possible, by acquiring only enough expensive “head” content to remain competitive, while shifting resources to self-developed and professionally-generated content. The total amount that we spent for content tended to be lower than that of some of our key competitors. Despite this, the overall amount that we spent for content continued to rise from 2014, and the operating losses of Sohu Video widened. We expect that the industry-wide unfavorable cost structure will continue to overshadow the profitability outlook for the entire industry, including us, in the near term.

For our search and search-related business, on September 16, 2013 we entered into a strategic cooperation with Tencent Holding Limited (Tencent Holding Limited together with its subsidiaries, “Tencent”), in connection with which Tencent invested in Sogou. We believe that this strategic cooperation has reinforced Sogou as a leader in the large and fast-growing China market for search and Internet services, particularly on the mobile side. Sogou is one of the top three players in the online search sector in China. For 2015, we reinforced our competitive position, as we continually raised the bar in terms of quality for our core search service and further differentiated our search service through deepening our cooperation with Tencent’s social platforms and bringing in more unique and high-quality content. For 2015, aggregate paid clicks and cost-per-click continued to grow, with improving mobile monetization.

For Changyou, TLBB and TLBB 3D continued to be the two biggest revenue contributors. However, both games are experiencing revenue declines as a natural course of their lifecycles. We expect further sequential decrease in revenues from TLBB and TLBB 3D in the first quarter of 2016. Nevertheless, we will explore new social interactive features that can be added to the games in order to prolong their life spans. For the three months ended December 31, 2015, the PC games and mobile games that Changyou operates had approximately 7.3 million total average monthly active accounts and approximately 2.1 million total active paying accounts.

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

Noncontrolling Interest for Changyou

As of the date of this report, we held approximately 69% of the combined total of Changyou’s outstanding ordinary shares, and controlled approximately 96% of the total voting power in Changyou. As we are Changyou’s controlling shareholder, we consolidate Changyou in our consolidated financial statements, but recognize noncontrolling interest reflecting the economic interest in Changyou held by shareholders other than us.

To reflect the economic interest in Changyou held by shareholders other than us (“Changyou noncontrolling shareholders”), Changyou’s net income /(loss) attributable to the Changyou noncontrolling shareholders is recorded as noncontrolling interest in our consolidated statements of comprehensive income, based on their share of the economic interest in Changyou. Changyou’s cumulative results of operations attributable to the Changyou noncontrolling shareholders, along with changes in shareholders’ equity, adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled and adjustment for changes in our ownership in Changyou, are recorded as noncontrolling interest in our consolidated balance sheets.

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

Brand Advertising Revenues

Business Model

Through PCs and mobile devices, we provide advertisement placements to our advertisers on different Internet platforms and in different formats, which include banners, links, logos, buttons, full screen, pre-roll, mid-roll, post-roll video screens, pause video screens, loading page ads, news feed ads and in-feed video infomercial ads.

Currently we have four main types of pricing models, consisting of the Fixed Price model, the Cost Per Impression (“CPM”) model, the E-commerce model, and the Cost Per click (“CPC”) model.

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

Online Marketing Services on Web Directories Operated by Sogou

Online marketing services on Web directories operated by Sogou mainly consist of displaying advertisers’ promotional links on the Web pages of Web directories. Revenue for online marketing services on Web directories operated by Sogou is normally recognized on a straight-line basis over the contract period, provided our obligations under the contract have been met and all revenue recognition criteria have been met.

Both pay-for-click services and online marketing services on Web directories operated by Sogou expand distribution of advertisers’ promotional links or advertisements by leveraging traffic on Sogou Website Alliance members’ Websites. We recognize gross revenue for the amount of fees we receive from advertisers, as we have the primary responsibility for fulfillment and acceptability. Payments made to Sogou Website Alliance members are included in cost of search and search-related revenues as traffic acquisition costs. We pay Sogou Website Alliance members based on either revenue-sharing arrangements, under which we pay a percentage of pay-for-click revenues generated from clicks by users of their properties, or on a pre-agreed unit price.

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

Self-Operated Games

Changyou is the primary obligor of its self-operated games. Changyou hosts the games on its own servers and is responsible for the sale and marketing of the games as well as customer service. Accordingly, revenues are recorded gross of revenue sharing-payments to third-party developers and/or mobile app stores, but are net of business tax and discounts to game card distributors where applicable. Changyou obtains revenues from the sale of in-game virtual items. Revenues are recognized over the estimated lives of the virtual items purchased by game players or as the virtual items are consumed. If different assumptions were used in deriving the estimated lives of the virtual items, the timing of the recording of the revenues would be impacted.

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

Mobile Games

For self-operated mobile games, Changyou sells game points to its game players via third-party mobile app stores. The mobile application stores in turn pay Changyou proceeds after deducting their share of pre-agreed revenue-sharing amounts.

Self-operated mobile games are either developed in house or licensed from or jointly developed with third-party developers. For licensed and jointly developed mobile games, Changyou remits a pre-agreed percentage of the proceeds to the third-party developers, and keeps the balance pursuant to revenue-sharing agreements. Such revenue-sharing amounts paid to mobile application stores and third-party developers are recorded in Changyou’s cost of revenues.

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

Sogou

Others revenue attributable to Sogou are primarily IVAS revenues derived from the operation of Web games and mobile games of third-party developers as well as other services and products that Sogou provides to users.

Changyou

Others revenues attributable to Changyou are primarily generated from its platform channel business and its others business. In its platform channel business, Changyou provides IVAS through its operation of software applications for PCs and mobile devices, such as the Dolphin Browser and RaidCall.

In its others business, Changyou provides clients advertising placements in slots that are shown in theatres before the screening of movies. When all the recognition criteria are met, revenues from cinema advertising are recognized based on a percentage of the advertising slots actually delivered or on a straight-line basis over the contract period.

Cost of Revenues

Cost of Online Advertising Revenues

Cost of online advertising revenues includes cost of revenues from brand advertising services as well as cost of revenues from search and search-related services.

Cost of Brand Advertising Revenues

Cost of brand advertising revenues mainly consists of content and license costs, bandwidth leasing costs, salary and benefits expense, and depreciation expense.

Cost of Search and search-related Revenues

Cost of search and search-related revenues mainly consists of traffic acquisition costs, bandwidth leasing costs, and depreciation expense, as well as salary and benefits expense. Traffic acquisition costs represent payments made to Sogou Website Alliance members. We pay Sogou Website Alliance members based either on revenue-sharing arrangements or on a pre-agreed unit price. Under the revenue-sharing arrangements, we pay a percentage of pay-for-click revenues generated from clicks by users of the Website Alliance members’ properties.

Cost of Online Game Revenues

Cost of online game revenues mainly consists of revenue-sharing payments, salary and benefits expense, bandwidth leasing costs, PRC business tax and value-added tax, amortization of licensing fees, depreciation expenses, and other direct costs.

Cost of Others Revenues

Cost of revenues for other services mainly consists of payments to theaters and film production companies for pre-film screening advertising slots, revenue-sharing payments related to the IVAS business, revenue-sharing payments paid to China mobile network operators and payments related to the filming business, which are composed primarily of revenue-sharing paid to movie producers and production costs paid to film production companies.

Product Development Expenses

Product development expenses mainly consist of salary and benefits expenses, depreciation and amortization expenses, facilities expenses, content and license expenses and technical service fees. These expense are incurred for the enhancement and maintenance of our Internet platforms as well as our products and services, including the development costs of online games prior to the establishment of technological feasibility and maintenance costs after the online games are available for marketing.

Sales and Marketing Expenses

Sales and marketing expenses mainly consist of advertising and promotional expenses, salary and benefits expenses, travel expenses, and facility expenses. Advertising and promotional expenses generally represent the expenses of promotions to create or stimulate a positive image of us or a desire to subscribe for our products and services. Advertising and promotional expenses are expensed as incurred.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses, professional service fees, share-based compensation expense, facility expenses, depreciation and amortization expenses, and travel expenses.

Share-based Compensation Expense

Sohu (excluding Fox Video Limited), Sogou, Changyou, and Fox Video Limited (“Sohu Video”) have incentive plans for the granting of share-based awards, including common stock or ordinary shares, share options, restricted shares and restricted share units, to members of the boards of directors, management and other key employees.

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

Options for the purchase of 1,068,000 shares of Sohu common stock contractually granted on February 7, 2015 are subject to vesting in four equal installments over a period of four years, with each installment vesting upon satisfaction of a service period requirement and certain subjective performance targets. For purposes of ASC 718-10-25, no grant date had occurred as of December 31, 2015, because no grant date could be established until a mutual understanding was reached between Sohu and the recipients clarifying the subjective performance requirements. In accordance with ASC 718-10-55, as the service inception date preceded the grant date, compensation expense was accrued beginning on the service inception date and will be re-measured on each subsequent reporting date before the grant date is established, based on the then-current fair value of the awards. The estimate of the awards’ fair values will be fixed in the period in which the grant date occurs, and cumulative compensation expense will be adjusted based on the fair value at the grant date. In determining the fair values of the share options granted, the public market price of the underlying shares at each reporting date was used, and a binomial valuation model was applied.

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

Options for the purchase of 2,400,000 Changyou ordinary shares that were converted to options from restricted share units on February 16, 2015 and options contractually granted on June 1, 2015 for the purchase of 1,998,000 Changyou ordinary shares awards are subject to vesting in four equal installments over a period of four years, with each installment vesting upon satisfaction of a service period requirement and certain subjective performance targets. For purposes of ASC 718-10-25, no grant date had occurred as of December 31, 2015, because no grant date could be established until a mutual understanding was reached between Changyou and the recipients clarifying the subjective performance requirements. In accordance with ASC 718-10-55, as the service inception date preceded the grant date, compensation expense was accrued beginning on the service inception date and will be re-measured on each subsequent reporting date before the grant date is established, based on the then-current fair value of the awards. The estimate of the awards’ fair values will be fixed in the period in which the grant date occurs, and cumulative compensation expense will be adjusted based on the fair values at the grant date. In determining the fair values of share options granted, the public market price of the underlying shares at each reporting date was used, and a binomial valuation model was applied.

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

Sohu Video Share-based Awards

On January 4, 2012, Sohu Video, the holding entity of Sohu’s video division, adopted a 2011 Share Incentive Plan (the “Video 2011 Share Incentive Plan”) which provides for the issuance of up to 25,000,000 ordinary shares of Sohu Video (representing approximately 10% of the outstanding Sohu Video Shares on a fully-diluted basis) to management and key employees of the video division and to Sohu management. As of December 31, 2015, grants of options for the purchase of 16,368,200 ordinary shares of Sohu Video had been contractually made, of which options for the purchase of 4,972,800 ordinary shares were vested.

For purposes of ASC 718-10-25, as of December 31, 2015, no grant date had occurred, because the broader terms and conditions of the option awards had neither been finalized nor mutually agreed upon with the recipients, and such mutual understanding cannot be reached until the fair value of the awards is determinable and can be accounted for. In accordance with ASC 718-10-55, our management determined that the service inception date with respect to vested option awards for the purchase of 4,972,800 shares had preceded the grant date. Therefore, we began to recognize compensation expense for Sohu Video share-based awards in the second quarter of 2014 and re-measured, and will re-measure, the compensation expense on each subsequent reporting date based on the then-current fair values of the awards until the grant date is established.

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

On August 17, 2015, Changyou completed the sale of 7Road. Compensation expense recognized for the years ended December 31, 2013, 2014 and 2015 was $3.3 million, $0.8 million and $0.1 million, respectively, for Scheme I and $0.4 million, $0.3 million and nil, respectively, for Scheme II. As a result of the sale, there will be no additional compensation expense recognized for 7Road.

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

Principal Entities Qualified as HNTEs

As of December 31, 2015, the following principal entities were qualified as HNTEs and were entitled to an income tax rate of 15%.

For Sohu’s Business

•	Sohu Internet. Sohu Internet re-applied for HNTE qualification in June 2015 and got approval in November 2015, it is entitled to continue to enjoy the beneficial tax rate as an HNTE from 2015 to 2017. Sohu Internet will need to re-apply for HNTE qualification in 2018.

•	Sohu Era, Sohu Media and Guangzhou Qianjun. Sohu Era, Sohu Media and Guangzhou Qianjun are each qualified as HNTEs for 2015 and 2016, and will need to re-apply for HNTE qualification in 2017.

For Sogou’s Business

•	Beijing Sogou Information Service Co., Ltd. (“Sogou Information”). Sogou Information re-applied for HNTE qualification in July 2015 and received approval in December 2015. Sogou Information is entitled to continue to enjoy the beneficial tax rate as an HNTE from 2015 to 2017. It will need to re-apply for HNTE qualification in 2018.

•	Sogou Technology. Sogou Technology is qualified as an HNTE for 2015 and 2016, and will need to re-apply for HNTE qualification in 2017.

For Changyou’s Business

•	AmazGame and Gamease. AmazGame and Gamease are each qualified as HNTEs for 2015 and 2016, and will need to re-apply for HNTE qualification in 2017.

Principal Entities Qualified as Software Enterprises

For Sohu’s Business

•	Sohu New Momentum. In 2015, Sohu New Momentum is in the second of two years in which it is entitled to income tax exemption as a Software Enterprise.

For Changyou’s Business

•	AmazGame. In 2013 and 2014, AmazGame was qualified as a Key National Software Enterprise and enjoyed a preferential income tax rate of 10%. However, as a result of a restructuring of the approval process, the State Council recently suspended the acceptance of applications for Key National Software Enterprise status, and it is not clear when, if ever, the acceptance of applications for Key National Software Enterprise status will resume. The Company plans to re-apply to qualify AmazGame as a Key National Software Enterprise for 2015 and 2016 if and when the State Council again authorizes the acceptance of applications.

•	Gamespace. In 2015, Gamespace is in the second of the three years in which it will be entitled to a 50% reduction to a rate of 12.5% as a Software Enterprise.

•	7Road Technology. In 2015, 7Road Technology was entitled to a 50% reduction to a rate of 12.5% as a Software Enterprise.

•	ICE Information Technology (Shanghai) Co., Ltd (“ICE Information”). ICE Information was not subject to income tax, as it incurred losses.

•	Shanghai ICE was entitled to a 50% reduction to a rate of 12.5% as a Software Enterprise from 2012 to 2014. The reduced rate no longer applied in 2015.

PRC Withholding Tax on Dividends

The CIT Law imposes a 10% withholding income tax on dividends distributed by foreign invested enterprises to their immediate holding companies outside Mainland China. A lower withholding tax rate may be applied if there is a tax treaty between Mainland China and the jurisdiction of the foreign holding company. A holding company in Hong Kong, for example, will be subject to a 5% withholding tax rate under an arrangement between the PRC and the Hong Kong Special Administrative Region on the “Avoidance of Double Taxation and Prevention of Fiscal Evasion with Respect to Taxes on Income and Capital,” if such holding company is considered a non-PRC resident enterprise and holds at least 25% of the equity interests in the PRC foreign invested enterprise distributing the dividends, subject to approval of the PRC local tax authority. However, if the Hong Kong holding company is not considered to be the beneficial owner of such dividends under applicable PRC tax regulations, such dividend will remain subject to a withholding tax rate of 10%.

PRC Value Added Tax and Business Tax

Revenues from brand advertising, from the search and search-related business, from Changyou’s Web games that were not developed in-house and from licensed mobile games, as well as revenues from mobile-related services, which are recorded as others revenues, are subject to VAT. To record VAT payable, the Group adopted the net presentation method, which presents the difference between the output VAT (at a rate of 6%) and available input VAT amount (at the rate applicable to the supplier). Online game revenues from the operation of PC games and self-developed mobile games are subject to a 5% PRC business tax (“Business Tax”).

U.S. Corporate Income Tax

Sohu.com Inc. is a Delaware corporation that is subject to U.S. corporate income tax on its taxable income at a rate of up to 35%. Subject to certain limitations, the net operating losses (“NOLs”) of a corporation in the U.S. that are carried forward from prior years may be used to offset the corporation’s taxable income. As of the end of the 2012 taxable year, Sohu.com Inc. had no further NOLs available for offsetting any U.S. taxable income. To the extent that its U.S. taxable income is determined to be from sources outside of the U.S., such as Subpart F income or a dividend, subject to certain limitations, Sohu.com Inc. may be able to claim foreign tax credits to offset its U.S. income tax liabilities. Any remaining liabilities are accrued in the Company’s consolidated statements of comprehensive income and estimated tax payments are made when required by U.S. law.

Uncertain Tax Positions

We are subject to various taxes in different jurisdictions, primarily the U.S. and the PRC. Management reviews regularly the adequacy of the provisions for taxes as they relate to our income and transactions. In order to assess uncertain tax positions, we apply a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement.

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

In the calculation of Sohu.com Inc.’s diluted net income /(loss) per share, assuming a dilutive effect, the percentage of Sohu.com Inc.’s shareholding in Sogou was calculated by treating convertible preferred shares issued by Sogou as having been converted at the beginning of the period and unvested share options with the performance targets achieved as well as vested but unexercised share options as having been exercised during the period. The dilutive effect of share-based awards with a performance requirement was not considered before the performance targets were actually met. Assuming an anti-dilutive effect, all of these Sogou shares and share options are excluded from the calculation of Sohu.com Inc.’s diluted income /(loss) per share. As a result, Sogou’s net income /(loss) attributable to Sohu.com Inc. on a diluted basis equals the number used for the calculation of the Sohu.com Inc.’s basic net income /(loss) per share.

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

In the calculation of Sohu.com Inc.’s diluted net income /(loss) per share, assuming a dilutive effect, all of Changyou’s existing unvested restricted share units, and vested restricted share units that have not yet been settled, are treated as vested and settled by Changyou under the treasury stock method, causing the percentage of the weighted average number of shares held by Sohu.com Inc. in Changyou to decrease. As a result, Changyou’s net income /(loss) attributable to Sohu.com Inc. on a diluted basis decreased accordingly. Assuming an anti-dilutive effect, all of these Changyou restricted share units are excluded from the calculation of Sohu.com Inc.’s diluted net income /(loss) per share. As a result, Changyou’s net income /(loss) attributable to Sohu.com Inc. on a diluted basis equals the number used for the calculation of the Sohu.com Inc.’s basic net income /(loss) per share.

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

Our financial instruments mainly include cash equivalents, restricted time deposits, short-term investments, accounts receivable, prepaid and other current assets, available-for-sale securities under long-term investments, accounts payable, accrued liabilities, receipts in advance and deferred revenue, short-term bank loans, other short-term liabilities, long-term accounts payable and long-term bank loans.

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

Changyou Loans from Offshore Banks, Secured by Time Deposits

As of December 31, 2015, we had, through Changyou, loans from offshore banks secured by RMB deposits in onshore branches of those banks. The loans from the offshore branches of the lending banks are classified as short-term bank loans or long-term bank loans based on their repayment period. The rates of interest under the loan agreements with the lending banks were determined based on the prevailing interest rates in the market. The RMB onshore deposits securing the offshore loans are treated as restricted time deposits on our consolidated balance sheets.

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

Available-for-Sale Securities

Investments in debt securities and equity securities that have readily determinable fair values not classified as trading securities or as held-to-maturity securities are classified as available-for-sale securities and are included in long-term investments. Available-for-sale securities are reported at fair value, with unrealized gains or losses recorded in other comprehensive income or losses in the consolidated balance sheets. Realized gains or losses are included in the consolidated statements of comprehensive income during the period in which the gain or loss is realized. An impairment loss on the available-for-sale securities is recognized in the consolidated statements of comprehensive income when the decline in value is determined to be other-than-temporary.

Equity Investments

Investments in entities are recorded as equity investments under long-term investments. For entities over which we do not have significant influence, the cost method is applied as there is no readily determinable fair value; for entities over which we can exercise significant influence but do not own a majority equity interest or control, the equity method is applied. For cost method investments, we carry the investment at historical cost after the date of investment. For equity method investments, we adjust the carrying amount of an investment and recognize investment income or loss for our share of the earnings or loss of the investee after the date of investment.

Long-Lived Assets

Long-lived assets include fixed assets and intangible assets.

Fixed Assets

Fixed assets mainly comprise office buildings, computer equipment and hardware, leasehold improvements, building improvements, office furniture and vehicles. Fixed assets are recorded at cost less accumulated depreciation with no residual value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

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

Intangible Assets

Intangible assets mainly comprise video content, domain names and trademarks, operating rights for licensed games, computer software, cinema advertising slot rights, and developed technologies. Intangible assets are recorded at cost less accumulated amortization with no residual value. Amortization of intangible assets other than purchased video content is computed using the straight-line method over their estimated useful lives.

The estimated useful lives of our intangible assets are listed below:

Intangible Assets	Estimated Useful Lives (years)
Domain names and trademarks	4-30
Developed technologies	3-10
Computer software	1-5
Video content	4 months to 2 years, or over the applicable licensing period
Cinema advertising slot rights	over the contract terms
Operating rights for licensed games	over the contract terms

Video Content

Video content consists mainly of purchased video content and self-developed video content. Purchased video content is recognized as intangible assets. Amortization of purchased video content is computed based on the trend in viewership accumulation. For self-developed video content, production costs incurred in excess of the amount of revenue contracted for are expensed as incurred, instead of being recorded as intangible assets.

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

Contingent Consideration

Changyou’s acquisition of Beijing Doyo Internet Technology Co., Ltd. (“Doyo”) included a contingent consideration arrangement that required additional consideration to be paid by Changyou based on the financial performance of Doyo for the fiscal years 2013 through 2015. The fair value of the contingent consideration was recognized on the acquisition date using the income approach/ discounted cash flow method with a scenario analysis applied. There were no indemnification assets involved. In March 2015, as Doyo’s performance had exceeded the relevant performance milestone, Changyou re-classified such contingent consideration to other short-term liabilities in the amount of $6.0 million in the consolidated balance sheet. In September 2015, Changyou entered into an agreement to sell all of the equity interests of Doyo. The aggregate consideration under the agreement included cash consideration of approximately $2.9 million, and forgiveness, upon the completion of the sale, of the $6.0 million contingent consideration payable. The sale was completed on October 27, 2015 and Changyou had received all of the cash consideration as of December 31, 2015, and there was no further gain or loss recognized in our consolidated statements of comprehensive income.

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

Financial statements of entities with a functional currency other than the U.S. dollar are translated into U.S. dollars, which is the reporting currency. Assets and liabilities are translated at the current exchange rate in effect at the balance sheet date, and revenues and expenses are translated at the average exchange rates in effect during the reporting period. Shareholders’ equity accounts are translated using the historical exchange rates at the date the entry to shareholders’ equity was recorded, except for the change in retained earnings during the year, which is translated using the historical exchange rates used to translate each period’s income statement. Differences resulting from translating a foreign currency to the reporting currency are recorded in accumulated other comprehensive income in the consolidated statements of balance sheets.

RESULTS OF OPERATIONS

Revenues

The following table presents our revenues by revenue source and by proportion for the periods indicated (in thousands, except percentages):

	Year ended December 31,
	2013		2014		2015		14 VS 13		15 VS 14
	Amount	Percentage of the total revenue	Amount	Percentage of the total revenue	Amount	Percentage of the total revenue	Amount	Incremental ratio	Amount	Incremental ratio
Revenues:
Online advertising:
Brand advertising	$428,526	31%	$541,158	33%	$577,114	30%	$112,632	26%	$35,956	7%
Search and search-related	198,915	14%	357,839	21%	539,521	28%	158,924	80%	181,682	51%
Subtotal of online advertising revenues	627,441	45%	898,997	54%	1,116,635	58%	271,556	43%	217,638	24%
Online game	669,168	48%	652,008	39%	636,846	33%	(17,160)	-3%	(15,162)	-2%
Others	103,665	7%	122,072	7%	183,610	9%	18,407	18%	61,538	50%

Total revenues	$1,400,274	100%	$1,673,077	100%	$1,937,091	100%	$272,803	19%	$264,014	16%

Online Advertising Revenues

Online advertising revenues were $1.12 billion for 2015, compared to $899.0 million and $627.4 million, respectively, for 2014 and 2013. The year-on-year increase for 2015 and 2014 was $217.6 million and $271.6 million, representing a year-on-year growth rate of 24% and 43%, respectively.

Brand Advertising Revenues, Generated by Sohu and Changyou

Brand advertising revenues were $577.1 million for 2015, compared to $541.2 million and $428.5 million, respectively, for 2014 and 2013. The year-on-year increase for 2015 and 2014 was $35.9 million and $112.7 million, representing a year-on-year growth rate of 7% and 26%, respectively. The year-on-year increases for 2015 and 2014 were mainly from Sohu Video.

Sohu

•	Sohu Media Portal

Revenues from Sohu Media Portal were $197.6 million for 2015, compared to $197.6 million and $182.1 million, respectively, for 2014 and 2013. Revenues for 2015 were flat compared to 2014. In 2015, while the slowdown in the growth of the economy in China shrank the budgets of traditional brand advertisers, rapid growth in revenues from small and medium enterprise (“SME”) customers helped offset the impact. The year-on-year increase for 2014 from 2013 was $15.5 million, representing a year-on-year growth rate of 9%. The number of advertisers for Sohu Media Portal was 3,471 for 2015, compared to 2,673 and 1,176, respectively, for 2014 and 2013.

•	Sohu Video

Revenues from Sohu Video were $212.8 million for 2015, compared to $175.8 million and $109.3 million, respectively, for 2014 and 2013, representing a year-on-year growth rate of 21% and 61%, respectively, for 2015 and 2014. The increase was mainly attributable to increased spending by our advertisers. The average amount spent per advertiser was approximately $676,000, $553,000 and $425,000, respectively, for 2015, 2014 and 2013, representing a year-on-year growth rate of 22% and 30%, respectively, for 2015 and 2014. The number of advertisers on Sohu Video sites was 315, 318 and 257, respectively, as of the end of 2015, 2014 and 2013.

•	Focus

Revenues from Focus were $109.6 million for 2015, compared to $108.8 million and $87.1 million, respectively, for 2014 and 2013. Revenues for 2015 were generally stable when compared to 2014, while revenues for 2014 increased $21.7 million, representing a year-on-year growth rate of 25% when compared to 2013.

Revenues from Focus were generated through the Fixed Price model and the E-commerce model.

For the Fixed Price model, revenues were $55.4 million for 2015, compared to $67.6 million and $57.6 million, respectively, for 2014 and 2013. The year-on-year decrease was $12.2 million for 2015, representing a decrease rate of 18%, primarily as a result of advertisers being more willing to adopt the E-commerce model than the Fixed Price model in the current market in China. The year-on-year increase was $10.0 million for 2014, representing a year-on-year growth rate of 17%.

For the E-commerce model, revenues were $54.2 million for 2015, compared to $41.2 million and $29.5 million, respectively, for 2014 and 2013, representing year-on-year growth rates of 32% and 40%, respectively, for 2015 and 2014. The increase was mainly driven by our subscription membership services offered to prospective purchasers of real estate as a result of the expansion of the Focus business through our establishment of more partnerships with property developers. The number of developers with which we had cooperation arrangements was 1,015, 808 and 375, respectively, as of the end of 2015, 2014 and 2013. The number of paying subscribers for the membership services was 94,149, 73,232 and 38,423, respectively, for 2015, 2014 and 2013.

Changyou

•	17173.com Website

Revenues from the 17173.com Website were $57.1 million for 2015, compared to $59.0 million and $50.0 million, respectively, for 2014 and 2013. The year-over-year decrease for 2015 was $1.2 million. The year-on-year increase for 2014 of $9.0 million was mainly due to an increase in the utilization rate of advertising on the 17173.com Website as a result of improvements made to the advertising sales function. The number of advertisers on the 17173.com Website was 194 and 168, respectively, for 2015 and 2014.

Other information

Sales to our five largest advertisers comprised approximately 10% of total brand advertising revenues for 2015, compared to 8% and 9% for 2014 and 2013, respectively. As of December 31, 2015, 2014 and 2013, we recorded $21.4 million, $24.5 million and $15.2 million, respectively, of receipts in advance from advertisers. As of December 31, 2015, we had obligations to provide, and advertisers had obligations to purchase, advertising services under existing contracts in the amount of $11.1 million, which are required to be provided during the year ending December 31, 2016.

Search and search-related Revenues, Generated by Sogou

Revenues from search and search-related services were $539.5 million for 2015, compared to $357.8 million and $198.9 million, respectively, for 2014 and 2013, representing a year-on-year growth rate of 51% and 80%, respectively, for 2015 and 2014.

The increase in revenues from search and search-related services was mainly attributable to an increase in revenues from pay-for-click services.

Revenues from pay-for-click services accounted for approximately 82% of the total search and search-related revenues for 2015, compared to 80% and 75%, respectively, for 2014 and 2013. The growth in revenues from pay-for-click services was principally attributable to an increase in the number of paid clicks and a higher average cost-per-click. Paid clicks increased by approximately 39% and 58%, respectively, and average cost-per-click increased by approximately 10% and 26%, respectively, for 2015 and 2014, compared to the prior year.

Online Game Revenues Generated by Changyou

Revenues from the online game business were $636.8 million for 2015, compared to $652.0 million and $669.2 million, respectively, for 2014 and 2013.

PC games and Mobile Games

Revenues from PC games were $387.6 million for 2015, compared to $485.1 million and $531.7 million, respectively, for 2014 and 2013, representing 61%, 74% and 80% of Changyou online game revenues for 2015, 2014 and 2013. The dominant PC game operated by Changyou is TLBB. The year-over-year decrease in PC game revenues for 2015 was $97.5 million, mainly due to a decline in revenues from TLBB. The year-over-year decrease in PC game revenues for 2014 was $46.6 million, mainly due to decreased revenues from TLBB, following the strategic decision to reduce the game’s difficulty. In 2015, revenues from the PC game TLBB were $315.6 million, accounting for approximately 50% of Changyou’s online game revenues, approximately 41% of Changyou’s total revenues and approximately 16% of the Sohu Group’s total revenue.

Revenues from mobile games were $203.3 million for 2015, compared to $66.2 million and $1.7 million, respectively, for 2014 and 2013. Both of the increases in 2015 and 2014 were mainly due to increase in revenues from Changyou’s mobile game TLBB 3D, which was launched in the fourth quarter of 2014.

The following table sets forth certain operating data for Changyou’s PC games and mobile games for the periods indicated:

Average Monthly Active Accounts (1)	For the Three Months Ended
	March 31		June 30		September 30		December 31
(in millions)	PC games	mobile games	PC games	mobile games	PC games	mobile games	PC games	mobile games
2013	13.4	0.1	12.3	0.1	7.6	1.2	6.7	1.0
2014	6.5	2.6	6.9	1.3	10.7	1.5	6.9	7.0
2015	4.9	4.4	4.4	5.7	4.1	2.4	3.6	3.7

Quarterly Aggregate Active Paying Accounts (2)	For the Three Months Ended
	March 31		June 30		September 30		December 31
(in millions)	PC games	mobile games	PC games	mobile games	PC games	mobile games	PC games	mobile games
2013	2.0	0.0	2.0	0.0	1.9	0.0	1.7	0.0
2014	1.5	0.0	1.4	0.1	1.5	0.1	1.3	1.4
2015	1.1	0.9	1.1	1.4	1.3	0.6	1.2	0.9

(1)	Average Monthly Active Accounts for a given period refers to the number of registered accounts that were logged in to these games at least once during the period.
(2)	Quarterly Aggregate Active Paying Accounts for a given quarter refers to the number of accounts from which game points are used at least once during the quarter.

Web Games

Revenues from Web games were $45.9 million for 2015, compared to $100.7 million and $135.7 million, respectively, for 2014 and 2013. Revenues from Web games decreased $54.8 million and $35.0 million, respectively, for 2015 and 2014. The year-over-year decrease in Web game revenues for 2015 was $54.8 million, mainly due to a decrease in Web game revenues following the completion of the sale of the 7Road business during the third quarter of 2015. The year-over-year decrease in Web games revenues for 2014 was $35.0 million, mainly due to decreased revenues in China from Wartune and DDTank, which had reached a mature phase in their operation.

Others Revenues

Revenues from other services were $183.6 million for 2015, compared to $122.1 million and $103.7 million, respectively, for 2014 and 2013. The year-on-year increase for 2015 was mainly due to revenue of $28.7 million from the film “Jian Bing Man” that was produced by Sohu Video and released in 2015, and a $20.7 million increase in revenues from Changyou’s cinema advertising business. The year-on-year increase for 2014 was mainly due to increased revenues from the IVAS business and the cinema advertisement business.

Costs and Expenses

Cost of Revenues

The following table presents our cost of revenues by source and by proportion for the periods indicated (in thousands, except percentages):

	Year ended December 31,
	2013		2014		2015		14 VS 13		15 VS 14
	Amount	Percentage of the total revenue	Amount	Percentage of the total revenue	Amount	Percentage of the total revenue	Amount	Incremental ratio	Amount	Incremental ratio
Cost of revenues:
Online advertising:
Brand advertising	$221,659	46%	$307,708	45%	$383,187	45%	$86,049	39%	$75,479	25%
Search and search-related	109,139	23%	163,918	24%	238,944	28%	54,779	50%	75,026	46%
Subtotal of cost of online advertising revenues	330,798	69%	471,626	69%	622,131	73%	140,828	43%	150,505	32%
Online game	93,307	19%	142,549	21%	156,315	18%	49,242	53%	13,766	10%
Others	55,945	12%	71,459	10%	80,618	9%	15,514	28%	9,159	13%

Total cost of revenues	$480,050	100%	$685,634	100%	$859,064	100%	$205,584	43%	$173,430	25%

Cost of Online Advertising Revenues

Cost of online advertising revenues was $622.1 million for 2015, compared to $471.6 million and $330.8 million, respectively, for 2014 and 2013. The year-on-year increase for 2015 and 2014 was $150.5 million and $140.8 million, respectively, representing a year-on-year growth rate of 32% and 43%.

Cost of Brand Advertising Revenues

Cost of brand advertising revenues was $383.2 million for 2015, compared to $307.7 million and $221.7 million, respectively, for 2014 and 2013.

The year-on-year increase for 2015 was $75.5 million, representing a year-on-year growth rate of 25%. This increase mainly consisted of a $56.7 million increase in content and license costs, a $8.9 million increase in salary and benefits expenses and a $3.3 million increase in bandwidth leasing costs.

The year-on-year increase for 2014 was $86.0 million, representing a year-on-year growth rate of 39%. This increase mainly consisted of a $48.7 million increase in content and license costs, a $27.4 million increase in bandwidth leasing costs, a $3.8 million increase in depreciation and amortization expenses, and a $3.3 million increase in salary and benefits expense.

Our brand advertising gross margin was 34% for 2015, compared to 43% and 48%, respectively, for 2014 and 2013. The year-on-year decrease in advertising gross margin for 2015 was primarily due to an increase in video content costs, and the year-on-year decrease in advertising gross margin for 2014 was primarily due to an increase in video content costs and bandwidth costs.

Cost of Search and Search-related Revenues

Cost of search and search-related revenues was $238.9 million for 2015, compared to $163.9 million and $109.1 million, respectively, for 2014 and 2013.

The year-on-year increase for 2015 was $75.0 million, representing a year-on-year growth rate of 46%. The increase mainly consisted of a $58.1 million increase in traffic acquisition costs, a $13.5 million increase in bandwidth leasing costs, and a $3.0 million increase in depreciation and amortization expense.

The year-on-year increase for 2014 was $54.8 million, representing a year-on-year growth rate of 50%. The increase mainly consisted of a $33.0 million increase in traffic acquisition costs, a $10.0 million increase in depreciation and amortization expenses, and a $9.9 million increase in bandwidth leasing costs.

Our search and search-related gross margin was 56% for 2015, compared to 54% and 45%, respectively, for 2014 and 2013. The increases in our search and search-related gross margin for both 2015 and 2014 were mainly due to increased revenues, combined with lower costs as a percentage of search and search-related revenues.

Cost of Online Game Revenues

Cost of online game revenues was $156.3 million for 2015, compared to $142.5 million and $93.3 million, respectively, for 2014 and 2013.

The year-on-year increase in cost of online game revenues for 2015 was $13.8 million, representing a year-on-year growth rate of 10%. The increase mainly consisted of a $53.8 million increase in revenue-sharing payments to mobile application stores, offset by a $19.0 million decrease in salary and benefits expense, a $6.1 million decrease in PRC business tax and value-added tax, a $5.8 million decrease in bandwidth leasing costs, a $3.8 million decrease in depreciation expenses and a $2.7 million decrease in revenue-sharing payments to third-party developers.

The year-on-year increase in cost of online game revenues for 2014 was $49.2 million, representing a year-on-year growth rate of 53%. The increase mainly consisted of a $24.6 million increase in revenue-sharing payments to mobile app stores, a $9.1 million increase in salary and benefits expenses, a $7.5 million increase in revenue-sharing payments to third-party developers, and a $1.5 million increase in bandwidth leasing costs.

Our online game gross margin was 75%, 78% and 86%, respectively, for 2015, 2014 and 2013. The decrease in gross margin was mainly due to a change in the revenue mix as Changyou launched new mobile games and licensed PC games that typically require additional revenue sharing costs.

Cost of Others Revenues

Cost of revenues for other services was $80.6 million for 2015, compared to $71.5 million and $55.9 million, respectively, for 2014 and 2013. The year-on-year increase for 2015 was $9.1 million, which was mainly due to $5.7 million in film production costs for “Jian Bing Man” that were recognized concurrently with revenue in the third quarter of 2015. The year-on-year increase for 2014 was $15.5 million, which was mainly due to revenue-sharing payments related to the IVAS business.

Operating Expenses

The following table presents our operating expenses by nature and by proportion for the periods indicated (in thousands, except percentages):

	Year ended December 31,
	2013		2014		2015		14 VS 13		15 VS 14
	Amount	Percentage of the total revenue	Amount	Percentage of the total revenue	Amount	Percentage of the total revenue	Amount	Incremental ratio	Amount	Incremental ratio
Operating expenses:
Product development	$276,120	37%	$409,285	36%	$398,143	40%	$133,165	48%	(11,142)	-3%
Sales and marketing	351,653	48%	526,514	44%	383,931	39%	174,861	50%	(142,583)	-27%
General and administrative	108,970	15%	204,325	17%	173,160	17%	95,355	88%	(31,165)	-15%
Goodwill impairment and impairment of intangible assets acquired as part of business acquisitions	0	0%	52,282	3%	40,324	4%	52,282	NA	(11,958)	-23%

Total operating expenses	$736,743	100%	$1,192,406	100%	$995,558	100%	$455,663	62%	(196,848)	-17%

Product Development Expenses

Product development expenses were $398.1 million for 2015, compared to $409.3 million and $276.1 million, respectively, for 2014 and 2013.

The year-on-year decrease for 2015 was $11.1 million, representing a year-on-year decrease of 3%. The decrease mainly consisted of a $6.8 million decrease in content and license expense, a $6.8 million decrease in salary and benefits expense, a $5.6 million decrease in share-based compensation expense, a $2.9 million decrease in facility expenses, and a $0.7 million decrease in travelling and entertainment expenses, offset by a $8.4 million increase in impairment charges related to game copyrights of Changyou recognized in 2015 and a $3.3 million increase in depreciation and amortization expense.

The year-on-year increase for 2014 was $133.2 million, representing a year-on-year increase of 48%. The increase mainly consisted of a $80.9 million increase in salary and benefits expenses, a $20.3 million increase in share-based compensation expense, a $10.8 million increase in depreciation and amortization expense, a $6.5 million increase in content and license fees, a $4.1 million increase in professional fees, and a $3.9 million increase in facility expenses.

Sales and Marketing Expenses

Sales and marketing expenses were $383.9 million for 2015, compared to $526.5 million and $351.7 million, respectively, for 2014 and 2013.

The year-on-year decrease for 2015 was $142.6 million, representing a year-on-year decrease rate of 27%. The decrease mainly consisted of a $113.1 million decrease in advertising and promotional expenditures, which was mainly due to Changyou’s reduction in marketing and promotional spending for Changyou’s platform channel business, a $18.1 million decrease in salary and benefits expenses, and a $5.6 million decrease in facility expenses.

The year-on-year increase for 2014 was $174.9 million, representing a year-on-year increase rate of 50%. The increase mainly consisted of a $116.5 million increase in advertising and promotional expenditures, which primarily resulted from higher advertising costs for promotion of Changyou’s platform channel business in 2014, a $40.1 million increase in salary and benefits expenses, a $4.6 million increase in share-based compensation expense, and a $4.3 million increase in travel expenses.

General and Administrative Expenses

General and administrative expenses were $173.2 million for 2015, compared to $204.3 million and $109.0 million, respectively, for 2014 and 2013.

The year-on-year decrease for 2015 was $31.2 million, representing a year-on-year decrease rate of 15%. The decrease mainly consisted of a $23.7 million decrease in salary and benefits expenses, which primarily resulted from a reduction in Changyou’s workforce, a $12.4 million decrease in share-based compensation expense, and a $3.1 million decrease in travelling and entertainment expenses, offset by a $3.5 million increase in facility expenses, a $2.5 million increase in professional service fees, and a $2.1 million increase in depreciation and amortization expenses.

The year-on-year increase for 2014 was $95.4 million, representing a year-on-year increase rate of 88%. The increase mainly consisted of a $37.7 million increase in salary and benefits expense, a $37.5 million increase in share-based compensation expense, a $9.4 million increase in facility and office expenses, a $3.6 million increase in depreciation and amortization expense, a $3.0 million increase in professional service fees, and a $2.3 million increase in travel expenses.

Goodwill Impairment and Impairment of Intangibles Acquired as Part of Business Acquisition

In 2015, we recognized $40.3 million of goodwill impairment and impairment of intangibles acquired as part of business acquisition. This $40.3 million impairment loss consisted primarily of a $29.6 million goodwill impairment loss and a $8.9 million intangible assets impairment loss related to MoboTap. As the financial performance of the Dolphin Browser operated by MoboTap was below original expectations, Changyou’s management concluded that the Dolphin Browser was unable to provide expected synergies with Changyou’s platform channel business.

In 2014, we recognized $52.3 million of goodwill impairment and impairment of intangibles acquired as part of business acquisitions. This $52.3 million impairment loss consisted primarily of a $33.8 million impairment loss for goodwill and a $15.3 million impairment loss for intangible assets related to RaidCall, which was acquired by Changyou in 2013, as Changyou management determined that RaidCall’s audio communication technology was not a good fit for Changyou’s online games business.

In 2013, there was no goodwill impairment or impairment of intangibles via acquisitions of businesses.

Share-based Compensation Expense

Share-based compensation expense was recognized in costs and expenses for the years ended December 31, 2013, 2014 and 2015, respectively, as follows (in thousands):

	Year Ended December 31,
Share-based compensation expense	2013	2014	2015
Cost of revenues	$575	$1,973	$1,748
Product development expenses	4,638	24,982	19,344
Sales and marketing expenses	1,071	5,645	3,054
General and administrative expenses	4,145	41,843	29,297

	$10,429	$74,443	$53,443

Share-based compensation expense recognized for share awards of Sohu (excluding Sohu Video), Sogou, Changyou and Sohu Video was as follows (in thousands):

	Year Ended December 31,
Share-based compensation expense	2013	2014	2015
For Sohu (excluding Sohu Video) share-based awards	$3,799	$4,410	$27,811
For Sogou share-based awards (1)	5,435	61,918	10,310
For Changyou share-based awards	1,195	4,087	15,024
For Sohu Video share-based awards	0	4,028	298

	$10,429	$74,443	$53,443

Note (1): Sogou share-based awards also include compensation expense for Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search-related businesses, and compensation expense equal to the excess of the repurchase price paid to employees over the fair value at the repurchase date of Sogou Class A Ordinary Shares that Sogou repurchased in the second quarter of 2014.

There was no capitalized share-based compensation expense for 2013, 2014 and 2015.

As of December 31, 2015, unrecognized share-based compensation expense for Sohu (excluding Sohu Video), Sogou and Changyou share-based awards was as follows (in thousands):

Unrecognized share-based compensation expense	As of December 31, 2015
For Sohu (excluding Sohu Video) share-based awards	$1,239
For Sogou share-based awards (2)	1,196
For Changyou share-based awards	109

$2,544

Note (2): Includes the unrecognized compensation expense for employees who transferred from Tencent with Soso search-related businesses.

Operating Profit /(Loss)

We had an operating profit of $82.5 million for 2015, compared to an operating loss of $205.0 million for 2014 and an operating profit of $183.5 million for 2013.

For 2015, the operating profit was mainly contributed by Changyou and Sogou. Changyou generated an operating profit of $161.3 million in 2015, compared to an operating loss of $41.7 million in 2014. This year-over-year improvement was due to a reduction in marketing and promotional spending for the platform channel business, reduced headcount, and an overall increase in operating efficiencies. Sogou generated an operating profit of $101.8 million in 2015, compared to an operating loss of $30.8 million in 2014. The year-over-year increase was due to increased revenues combined with lower costs as a percentage of search and search-related revenues.

Other Income

Other income was $74.5 million for 2015, compared to $10.0 million and $12.7 million, respectively, for 2014 and 2013. Other income for 2015 included a $55.1 million disposal gain recognized by Changyou for its sale of the 7Road business and certain Changyou subsidiaries.

Net Interest Income

Net interest income was $23.5 million for 2015, compared to $31.0 million and $27.8 million, respectively, for 2014 and 2013.

Income Tax Expense

Income tax expense was $76.9 million for 2015, compared to income tax expense of $6.1 million and $50.4 million, respectively, for 2014 and 2013. The $76.9 income tax expense for 2015 included income tax expense of $54.1 million incurred by Changyou, compared to $2.5 million income tax expense incurred by Changyou in 2014. The increase resulted from Changyou’s having returned to profitability in 2015 and reversing deferred tax assets arising from a net loss carry forward by its loss-making subsidiaries and VIEs.

Net Income /(Loss)

As a result of the foregoing, we had a net income of $108.9 million for 2015, compared to a net loss of $171.2 million and a net income of $166.9 million, respectively, for 2014 and 2013.

Net Income /(Loss) Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest was $146.5 million for 2015, compared to net losses attributable to noncontrolling interest of $32.3 million and $82.0 million, respectively, for 2014 and 2013. For 2015, of the $146.5 net income attributable to noncontrolling interest, $101.6 million was attributable to the noncontrolling interest of Sogou and $44.9 million was attributable to the noncontrolling interest of Changyou.

Dividend or deemed dividend to noncontrolling Sogou Series A Preferred shareholders

Dividend or deemed dividend to noncontrolling Sogou Series A Preferred shareholders was $11.9 million for 2015, compared to $27.7 million and $82.4 million, respectively, for 2014 and 2013.

The $11.9 million deemed dividend for 2015 resulted from Sogou’s repurchase of 6.4 million Sogou Series A Preferred Shares from noncontrolling shareholders in September 2015. The deemed dividend was deemed to have been contributed by Sohu.com Inc., as a holder of ordinary shares of Sogou, representing a portion of the differences between the prices Sogou paid to Photon for the Series A Preferred Shares and the carrying amounts of these Series A Preferred Shares in our consolidated financial statements.

The $27.7 million deemed dividend for 2014 resulted from Sogou’s repurchase of 14.4 million Sogou Series A Preferred Shares from China Web, and was deemed to have been contributed by Sohu, as a holder of ordinary shares of Sogou, in an amount equal to the proportionate difference between the price Sogou paid to China Web for the Series A Preferred Shares and the carrying amount of these 14.4 million Series A Preferred Shares in our consolidated financial statements.

The $82.4 million dividend for 2013 resulted from the special dividend paid by Sogou on September 17, 2013 to holders of Series A Preferred Shares of Sogou other than Sohu in the amount of $139.7 million, of which Sohu, as a holder of ordinary shares of Sogou, is deemed to have contributed $82.4 million.

Net Loss attributable to Sohu.com Inc.

As a result of the foregoing, we had a net loss of $49.6 attributable to Sohu.com Inc. for 2015, compared to a net loss of $166.7 million and $15.3 million attributable to Sohu.com Inc., respectively, for 2014 and 2013.

QUARTERLY RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, our unaudited quarterly results of operations for the eight quarters ended December 31, 2015. The data have been derived from our consolidated financial statements and, in our management’s opinion, they have been prepared on substantially the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial results for the periods presented. This information should be read in conjunction with the annual consolidated financial statements included elsewhere in this Form 10-K. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

For a discussion of changes in the basis of presentation for the periods presented below, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

	Three Months Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2014	2014	2014	2014	2015	2015	2015	2015
	(Unaudited, in thousands, except per share data)
Revenues:
Online advertising:
Brand advertising	$111,103	$133,408	$148,823	$147,824	$133,821	$150,849	$151,517	$140,927
Search and search-related	64,309	85,064	98,437	110,029	105,126	135,206	147,938	151,251

Subtotal of online advertising revenues	175,412	218,472	247,260	257,853	238,947	286,055	299,455	292,178

Online games	163,388	153,877	150,338	184,405	184,994	172,350	152,501	127,001
Others	26,515	27,802	32,817	34,938	31,391	35,161	70,134	46,924

Total revenues	365,315	400,151	430,415	477,196	455,332	493,566	522,090	466,103
Cost of revenues:
Online advertising:
Brand advertising	64,140	82,898	83,424	77,246	104,552	99,847	91,163	87,625
Search and search-related	31,737	40,420	46,375	45,386	49,919	58,552	62,365	68,108

Subtotal of cost of online advertising revenues	95,877	123,318	129,799	122,632	154,471	158,399	153,528	155,733

Online games	26,586	30,263	33,949	51,754	49,485	43,929	34,635	28,266
Others	16,035	16,305	17,912	21,204	18,198	18,872	25,996	17,552

Total cost of revenues	138,498	169,886	181,660	195,590	222,154	221,200	214,159	201,551

Gross profit	226,817	230,265	248,755	281,606	233,178	272,366	307,931	264,552
Operating expenses:
Product development	117,722	102,218	107,971	81,374	102,191	100,771	92,779	102,402
Sales and marketing	142,354	136,606	131,742	115,812	83,128	103,977	98,596	98,230
General and administrative	35,354	53,246	49,730	65,995	45,164	49,720	33,330	44,946
Goodwill impairment and impairment of intangible assets acquired as part of business acquisitions	0	0	0	52,282	0	0	40,324	0

Total operating expenses	295,430	292,070	289,443	315,463	230,483	254,468	265,029	245,578

Operating profit /(loss)	(68,613)	(61,805)	(40,688)	(33,857)	2,695	17,898	42,902	18,974

Other income	3,750	694	896	4,619	3,154	(437)	70,219	1,590
Net interest income	8,457	8,779	7,468	6,273	6,035	6,228	5,192	6,004
Exchange difference	578	59	(610)	(1,169)	(183)	(687)	4,322	1,885

Income /(loss) before income tax expense /(benefit)	(55,828)	(52,273)	(32,934)	(24,134)	11,701	23,002	122,635	28,453
Income tax expense /(benefit)	(214)	(1,740)	(1,036)	8,612	16,300	(11,519)	(29,461)	19,656

Net income /(loss)	(56,042)	(50,533)	(31,898)	(32,746)	(4,599)	11,483	93,174	8,797
Less: Net income /(loss) attributable to the noncontrolling interest shareholders	(4,935)	(9,443)	(4,760)	(13,171)	26,521	38,682	42,142	39,197

Dividend or deemed dividend to noncontrolling Sogou Series A Preferred shareholders	27,747	0	0	0	0	0	11,911	0

Net income /(loss) attributable to Sohu.com Inc.	$(78,854)	$(41,090)	$(27,138)	$(19,575)	$(31,120)	$(27,199)	$39,121	$(30,400)

Basic net income/(loss) per share attributable to Sohu.com Inc.	$(2.05)	$(1.07)	$(0.71)	$(0.51)	$(0.81)	$(0.70)	$1.01	$(0.79)

Shares used in computing basic net income/(loss) per share attributable to Sohu.com Inc.	38,411	38,475	38,485	38,501	38,525	38,587	38,633	38,646

Diluted net income/(loss) per share attributable to Sohu.com Inc.	$(2.05)	$(1.16)	$(0.74)	$(0.52)	$(0.81)	$(0.71)	$1.00	$(0.80)

Shares used in computing diluted net income/(loss) per share attributable to Sohu.com Inc.	38,411	38,475	38,485	38,501	38,525	38,587	38,665	38,646

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

As of December 31, 2015, we had cash and cash equivalents of approximately $1.25 billion, and short-term investments of $174.5 million. Of our cash and cash equivalents, $735.0 million was held in financial institutions inside Mainland China and $510.2 million was held in financial institutions outside of Mainland China. Our VIEs held $131.3 million of our cash and cash equivalents and $1.11 billion was held outside of our VIEs. In addition, as of December 31, 2015, we had, through Changyou, loans from offshore banks in the principal amount of $344.5 million. These loans were secured by RMB deposits in onshore branches of those banks in the total amount of $364.0 million, which are recognized as restricted time deposits.

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

See Item 1A “Risk Factors—Risks Related to China’s Regulation Environment—Restrictions on currency exchange may limit our ability to utilize our revenues effectively,” “- Sohu.com Inc. may need to rely on dividends and other distributions on equity paid by Sohu.com Limited and Changyou, our wholly-owned subsidiary and majority-owned subsidiary to fund any cash requirements we may have. Sohu.com Inc. may not be able to obtain cash from distributions because our subsidiaries and VIEs in China are subject to restrictions imposed by PRC law or by future debt covenants on paying such dividends or making other payments,” and “- Dividends we receive from our operating subsidiaries located in the PRC are subject to PRC profit appropriation and PRC withholding tax.” See also “Restrictions and Limitations on Cash Available to Sohu.com Inc.” below and Item 7A “Quantitative and Qualitative Disclosure About Market Risk—Foreign Currency Exchange Rate Risk.”

Significant Cash Related Activities

Sogou

In September 2015, Sogou purchased from Sohu Search (a wholly-owned subsidiary of Sohu) and Photon, pursuant to Repurchase Option Agreements entered into in September 2013, 24.0 million and 6.4 million Series A Preferred Shares of Sogou, for aggregate purchase prices of $78.8 million and $21.0 million, respectively.

Changyou

On August 17, 2015, (i) Changyou’s VIE Gamease completed the sale to Shanghai Yong Chong Investment Center LP, a PRC limited partnership, of all of the equity interests in Shenzhen 7Road, and (ii) Changyou’s subsidiary Changyou HK completed the sale to Supermax Holdings Group Limited, a British Virgin Islands company, of all of the equity capital of Changyou My Sdn. Bhd, a Malaysia company, and Changyou.com (UK) Company Limited, a United Kingdom company, which are engaged in the online game business in Malaysia and the United Kingdom, respectively. The aggregate consideration for these transactions was $205.0 million in cash. All of the consideration had been paid to Changyou as of December 31, 2015.

In 2015, pursuant to a share repurchase program approved by Changyou’s Board of Directors in July 2013, Changyou repurchased 610,046 ADSs, representing 1,220,092 ordinary shares, at an aggregate cost of approximately $14.5 million. The share repurchase program expired on July 26, 2015. As of that date, Changyou had repurchased under the program an aggregate of 1,364,846 Changyou ADSs, representing 2,729,692 ordinary shares, at an aggregate cost of approximately $35.0 million.

Cash Generating Ability

Our cash flows were summarized below (in thousands):

	Year Ended December 31,
	2013	2014	2015
Net cash provided by operating activities	$403,933	$152,283	$506,053
Net cash used in investing activities	(441,629)	(438,474)	(69,767)
Net cash provided by /(used in) financing activities	470,341	(122,810)	(43,116)
Effect of exchange rate change on cash and cash equivalents	21,108	(1,947)	(24,305)

Net increase /(decrease) in cash and cash equivalents	453,753	(410,948)	368,865
Cash and cash equivalents at beginning of year	833,535	1,287,288	876,340

Cash and cash equivalents at end of year	$1,287,288	$876,340	$1,245,205

Net Cash Provided by Operating Activities

For 2015, $506.1 million net cash provided by operating activities was primarily attributable to our net income of $108.9 million, adjusted by (i) the add back of non-cash items consisting of $237.4 million in depreciation and amortization expense, $53.4 million in share-based compensation expense, $40.3 million in goodwill impairment and impairment of intangible assets acquired as part of business acquisitions, $17.8 million in impairment of intangible assets, a $7.5 million investment loss from equity investments, and $3.1 million of other items, (ii) offset by $55.1 million of gain from the sale of the 7Road business and certain Changyou subsidiaries, $11.9 million of gain from sale of investments, and a $1.3 million change in the fair value of short-term investments. The increase in cash from $106.0 million working capital items is also included in operating cash flow.

For 2014, $152.3 million net cash provided by operating activities was primarily attributable to our net loss of $171.2 million, adjusted by (i) the add back of non-cash items consisting of $208.5 million in depreciation and amortization expense, $57.3 million in share-based compensation expense, $52.3 million in goodwill impairment and impairment of intangible assets acquired as part of business acquisitions, and $1.6 million of other items, (ii) a $2.3 million change in fair value of put option, a $1.6 million change in fair value of short-term investments, and $1.4 million in income from investments in debt securities. The increase in cash from $9.1 million working capital items is also included in operating cash flow.

For 2013, $403.9 million net cash provided by operating activities was primarily attributable to our net income of $166.9 million, adjusted by (i) the add back of non-cash items consisting of $130.7 million in depreciation and amortization expense, $10.4 million in share-based compensation expense, $4.2 million contribution from noncontrolling shareholders, and $3.6 million in impairment of intangible assets, (ii) offset by $5.6 million in investment income from investments in debt securities and $1.3 million miscellaneous expenses. The increase in cash from $97.2 million working capital items is also included in operating cash flow.

Net Cash Used in Investing Activities

For 2015, $69.8 million net cash used in investing activities was primarily attributable to (i) $243.3 million used in the purchase of fixed assets and intangible assets, $39.5 million used in the purchase of long-term investments (mainly composed of Sohu’s investment of $16.3 million in SoEasy Internet Finance Group Limited and Sogou’s investment of $12.0 million in Zhihu), $20.0 million in funds to a third party, and $13.1 million of funds deposited by Changyou, (ii) offset by $184.4 million in consideration received from Changyou’s sale of the 7Road business (net of cash in 7Road upon its disposition) and certain Changyou subsidiaries, the withdrawal of $40.4 million in restricted time deposits originally used as collateral for Changyou loans from offshore banks, $15.9 million in consideration received from sales of equity investments, and $5.5 million in proceeds from other investing activities.

For 2014, $438.5 million net cash used in investing activities was primarily attributable to (i) $210.2 million used in purchase of fixed assets and intangible assets, $186.5 million used in purchase of short-term investments, $106.4 million used in acquisitions, $26.1 million purchase of long-term investments, (ii) offset by $82.0 million of proceeds received from debt securities at maturity, $5.8 million from withdrawal of restricted time deposits originally used as collateral for Changyou loans from offshore banks, and $2.9 million cash proceeds from other investing activities.

For 2013, $441.6 million net cash used in investing activities was primarily attributable to (i) $211.8 million used to acquire fixed assets and intangible assets (including a $3.2 million payment for the office building acquired by Sohu and a $39.2 million payment for the office building acquired by Changyou), $168.7 million in restricted time deposits used as collateral for Changyou loans from offshore banks, $76.0 million used in the purchase of the noncontrolling interest in 7Road, $33.7 million used in Changyou’s acquisitions of Doyo and RaidCall, $9.0 million in restricted time deposits used as collateral for credit facilities provided by banks to certain Sogou employees and $2.4 million used for investments related to other investing activities, (ii) offset by $54.4 million received from short-term investments and $5.6 million in investment income from investments in debt securities.

Net Cash Provided by /(Used in) Financing Activities

For 2015, $43.1 million net cash used in financing activities was primarily attributable to (i) $25.5 million used in Changyou’s repayment of loans from offshore banks, $21.0 million used in Sogou’s repurchase of Series A Preferred Shares of Sogou from Photon, and $14.5 million used in Changyou’s repurchase of its ADSs, offset by (ii) $12.9 million in loan proceeds from Changyou, $2.1 million received from the exercise of share-based awards, and $2.9 million in proceeds from other financing activities.

For 2014, $122.8 million net cash used in financing activities was primarily attributable to (i) Changyou’s repayment of $410.2 million of loans from offshore banks, $47.3 million used in Sogou’s repurchase of Series A Preferred Shares of Sogou from China Web, $24.6 million used in Sogou’s repurchase of its Class A Ordinary Shares from its noncontrolling shareholders, $3.6 million used for the repurchase of ADSs by Changyou, $2.8 million used in payment of contingent consideration by Changyou, and $5.3 million used in other financing activities, (ii) offset by proceeds of loans from offshore banks of $370.0 million, and $1.0 million received from the exercise of share-based awards.

For 2013, $470.3 million net cash provided by financing activities was primarily attributable to (i) $476.9 million cash received from Tencent in connection with the Sogou-Tencent Transactions, $167.0 million of Changyou loans from offshore banks, $5.3 million in proceeds received from early exercise of share-based awards in Sogou, $1.9 million from the issuance of common stock upon the exercise of share options granted under our stock incentive plan, and $1.8 million from the exercise of share-based awards in Sogou, (ii) offset by $139.7 million used for the Sogou dividend distributed to holders of Sogou Series A Preferred Shares other than Sohu Search, $19.7 million used for contingent consideration paid by Changyou to 7Road’s noncontrolling shareholders, $17.3 million used for the repurchase of ADSs of Changyou and $5.9 million used for payment of transaction expenses in connection with the Sogou-Tencent Transactions.

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

The CIT Law imposes a 10% withholding income tax for dividends distributed by foreign-invested enterprises in the PRC to their immediate holding companies outside Mainland China. A lower withholding tax rate will be applied if there is a tax treaty arrangement between Mainland China and the jurisdiction of the foreign holding company. A holding company in Hong Kong, for example, will be subject to a 5% withholding tax rate under an arrangement between the PRC and the Hong Kong Special Administrative Region on the “Avoidance of Double Taxation and Prevention of Fiscal Evasion with Respect to Taxes on Income and Capital” if such holding company is considered a non-PRC resident enterprise and holds at least 25% of the equity interests in the PRC foreign invested enterprise distributing the dividends, subject to approval of the PRC local tax authority. However, if the Hong Kong holding company is not considered to be the beneficial owner of such dividends under applicable PRC tax regulations, such dividend will remain subject to a withholding tax rate of 10%. As of December 31, 2015, we had accrued deferred tax liabilities in the amount of $24.9 million for withholding taxes associated with dividends paid by Changyou’s Mainland China-based WFOEs to Changyou’s Hong Kong subsidiary.

Under regulations of the PRC State Administration of Foreign Exchange (“SAFE”), the RMB is not convertible into foreign currencies for capital account items, such as loans, repatriation of investments and investments outside of Mainland China, unless prior approval of the SAFE is obtained and prior registration with the SAFE is made.

PRC Restrictions Related to Our VIE Structure

Substantially all of Changyou.com Limited’s operations are conducted through its VIEs, which generate most of Changyou’s online game revenues. Although Changyou’s subsidiaries received or absorbed a majority of the VIEs’ profits or losses pursuant to contractual agreements between the VIEs and Changyou’s PRC subsidiaries providing for payments to the subsidiaries in return for services provided to the VIEs by the PRC subsidiaries, significant cash balances remained in Changyou’s VIEs as of December 31, 2015. As Changyou’s VIEs are not owned by Changyou’s PRC subsidiaries, the VIEs are not able to make dividend payments to the subsidiaries. Therefore, in order for Sohu.com Inc. or our subsidiaries outside of Mainland China to receive any dividends, loans or advances from Changyou’s PRC subsidiaries, we will need to rely on these contractual payments made by Changyou’s VIEs to Changyou’s PRC subsidiaries. Depending on the nature of services provided by Changyou’s PRC subsidiaries to their corresponding VIEs, certain of these payments will subject to PRC taxes, including Business Tax and VAT, which will effectively reduce the amount that the PRC subsidiary receives from its corresponding VIE. In addition, the PRC government could impose restrictions on such payments or change the tax rates applicable to such payments.

U.S. Corporate Income Tax

Sohu.com Inc. is a Delaware corporation that is subject to U.S. corporate income tax on its taxable income at a rate of up to 35%. Subject to certain limitations, the NOLs of a corporation in the U.S. that are carried forward from prior years may be used to offset the corporation’s taxable income. As of the end of the 2012 taxable year, Sohu.com Inc. had no further NOLs available for offsetting any U.S. taxable income. To the extent that its U.S. taxable income is determined to be from sources outside of the U.S., such as Subpart F income or a dividend, subject to certain limitations, Sohu.com Inc. may be able to claim foreign tax credits to offset its U.S. income tax liabilities. Any remaining liabilities are accrued in the Company’s consolidated statements of comprehensive income and estimated tax payments are made when required by U.S. law.

In accordance with U.S. GAAP, we do not provide for U.S. income taxes or tax benefits on the undistributed earnings or losses of our non-U.S. subsidiaries or consolidated VIEs because, for the foreseeable future, we do not have the intention to repatriate those undistributed earnings or losses to the U.S. However, certain activities conducted in the PRC may give rise to U.S. corporate income tax, even if there are no distributions to Sohu.com Inc. U.S. corporate income taxes would be imposed on Sohu.com Inc. when its subsidiaries that are controlled foreign corporations (“CFCs”) generate income that is subject to Subpart F of the U.S. Internal Revenue Code (“Subpart F”). Generally, passive income, such as rents, royalties, interest, dividends, and gains from disposal of our investments is among the types of income subject to taxation under Subpart F. Any income taxable under Subpart F is taxable in the U.S. at federal corporate income tax rates of up to 35%. Subpart F income also includes certain income from intercompany transactions between Sohu.com Inc.’s non-U.S. subsidiaries and VIEs and Changyou’s non-U.S. subsidiaries and VIEs, or where Sohu.com Inc.’s non-U.S. subsidiaries or VIEs make an “investment in U.S. property,” such as holding the stock in, or making a loan to, a U.S. corporation. Under a provision of the U.S. tax code commonly referred to as the CFC look-through rule, Sohu.com Inc. has not had to treat dividends received by its CFC subsidiaries as Subpart F income includible in Sohu.com Inc.’s taxable income in the U.S. The CFC look-through rule, which is currently scheduled to expire for taxable years beginning after December 31, 2019, has been extended several times by the U.S. Congress. Unless further extended, the CFC look-through rule will be available for Sohu.com Inc.’s CFC subsidiaries and their VIEs only through their taxable years ending November 30, 2020.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth our contractual obligations as of December 31, 2015 (in thousands):

As of December 31,	2016	2017	2018	2019	2020	Thereafter	Total Payments Required
Purchase of content and services -video	96,730	18,347	15,383	0	0	0	130,460
Purchase of cinema advertisement slot rights	23,745	26,868	10,262	1,010	0	0	61,885
Purchase of bandwidth	40,622	4,385	2,351	102	0	0	47,460
Operating lease obligations	20,472	11,432	4,392	917	0	0	37,213
Expenditures for operating rights of licensed games with technological feasibility	5,818	20,350	0	0	0	0	26,168
Purchase of content and services -others	13,089	2,081	23	0	0	0	15,193
Fees for operating rights of licensed games in development	3,038	150	0	0	0	0	3,188
Expenditures for rights to titles and characters of games in development	1,623	0	0	0	0	0	1,623
Others	8,373	374	56	1	0	0	8,804

Total Payments Required	213,510	83,987	32,467	2,030	0	0	331,994

OTHER LONG-TERM LIABILITIES

As a result of our adoption of Accounting Standard Codification 740 “Income Taxes” (ASC 740), we recorded long-term tax payable of $24.7 million related to unrecognized tax benefit, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of the tax impact of the transactions. As a result, this amount is not included in the table above.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

On May 28, 2014, the FASB and IASB issued their long-awaited converged standard on the recognition of revenue from contracts with customers. The standard is intended to improve the financial reporting of revenue and improve comparability of the top line in financial statements globally. The FASB is amending the FASB Accounting Standards Codification and creating a new Topic 606, Revenue from Contracts with Customers, to supersede the revenue recognition requirements in Topic 605, Revenue Recognition , and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the amendments supersede some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contract. For a public business entity, the amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We are currently evaluating the impact on its consolidated financial statements of adopting this guidance.

In February 2015, the FASB issued Consolidation (Topic 810) —Amendments to the Consolidation Analysis. The amendments in Topic 810 respond to stakeholders’ concerns about the current accounting for consolidation of variable interest entities, by changing aspects of the analysis that a reporting entity must perform to determine whether it should consolidate such entities. Under the amendments, all reporting entities are within the scope of Subtopic 810-10, Consolidation—Overall, including limited partnerships and similar legal entities, unless a scope exception applies. The amendments are intended to be an improvement to current U.S. GAAP, as they simplify the codification of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R), with changes including reducing the number of consolidation models through the elimination of the indefinite deferral of Statement 167 and placing more emphasis on risk of loss when determining a controlling financial interest. The amendments are effective for public business companies for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. Earlier adoption is permitted. We are currently evaluating the impact on our consolidated financial statements of adopting this guidance.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are currently evaluating the effect of adoption of this ASU, and expect that it will have an impact on our consolidated balance sheets, as our current deferred tax assets were $4.7 million and our current deferred tax liabilities were $24.9 million as of December 31, 2015.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATE RISK

While our reporting currency is the U.S. dollar, to date the majority of our revenues and costs are denominated in RMB and a significant portion of our assets and liabilities are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between the U.S. dollar and the RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues and assets as expressed in our U.S. dollar financial statements will decline. For example, our revenues for the year ended December 31, 2015 were $1.94 billion and our total assets as of December 31, 2015 were $3.04 billion, representing revenues of RMB12.58 billion and total assets of RMB19.75 billion at the noon buying rate of RMB 6.4936 to $1.00 on December 31, 2015. If the value of the RMB were to depreciate by approximately 10% to RMB 7.1430 to $1.00, the value of the same amount of RMB-denominated revenue and total assets in U.S. dollars would be $1.76 billion and $2.77 billion, respectively. Also, we currently have outstanding loans from overseas banks that are denominated in U.S. dollars. To repay these loans, we will need to first convert our cash denominated in RMB into U.S. dollars. If the RMB depreciates relative to the U.S. dollar, we will have to use a larger amount of cash in RMB for any such loan repayment. For example, Changyou’s loans denominated in U.S. dollars as of December 31, 2015 aggregated $344.5 million. We needed RMB2.24 billion to settle these loans at the noon buying rate of RMB 6.4936 to $1.00 on December 31, 2015. If the value of the RMB were to depreciate by approximately 10% to RMB 7.1430 to $1.00, we would have to use RMB2.46 billion to settle loans in the same aggregate amount. We do not hold any derivative or other financial instruments that expose us to substantial market risk.

The RMB is currently freely convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment. In addition, commencing on July 21, 2005, China reformed its exchange rate regime by changing to a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies. Under the managed floating exchange rate regime, the RMB is no longer pegged to the U.S. dollar. The exchange rate of the RMB against the U.S. dollar was adjusted to RMB8.11 per U.S. dollar as of July 21, 2005, representing an appreciation of about 2%. The People’s Bank of China will announce the closing prices of foreign currencies such as the U.S. dollar traded against the RMB in the inter-bank foreign exchange market after the closing of the market on each business day, and will make such prices the central parity for trading against the RMB on the following business day. On May 19, 2007, the People’s Bank of China announced a policy to expand the maximum daily floating range of RMB trading prices against the U.S. dollar in the inter-bank spot foreign exchange market from 0.3% to 0.5%. While the international reactions to the RMB revaluation and widening of the RMB’s daily trading band have generally been positive, with the increased floating range of the RMB’s value against foreign currencies, the RMB may appreciate or depreciate significantly in value against the U.S. dollar or other foreign currencies in the long term, depending on the fluctuation of the basket of currencies against which it is currently valued. On June 19, 2010, the People’s Bank of China announced that it has decided to proceed further with the reform of the RMB exchange rate regime to enhance the flexibility of the RMB exchange rate and that emphasis would be placed on reflecting market supply and demand with reference to a basket of currencies. While so indicating its intention to make the RMB’s exchange rate more flexible, the People’s Bank of China ruled out any sharp fluctuations in the currency or a one-off adjustment. On April 16, 2012, the People’s Bank of China announced a policy to expand the maximum daily floating range of RMB trading prices against the U.S. dollar in the inter-bank spot foreign exchange market from 0.5% to 1%. On March 17, 2014, the People’s Bank of China announced a policy to further expand the maximum daily floating range of RMB trading prices against the U.S. dollar in the inter-bank spot foreign exchange market to 2%. In 2015, the RMB depreciated significantly. The center point of the currency’s official trading band was 6.1265 in January and was 6.4465 in December, which contributed to a decline in the Company’s 2015 revenues, which are reported in U.S. dollars. In the long term, the RMB may appreciate or depreciate more significantly in value against the U.S. dollar or other foreign currencies, depending on the market supply and demand with reference to a basket of currencies.

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

The following table sets forth a summary of our foreign currency sensitive financial instruments as of December 31, 2015. These financial instruments are recorded at their fair value.

	Denominated in (in thousands)
	US$	RMB	HK$	Others	Total
Cash and cash equivalents	$492,435	$736,483	$14,514	$1,773	$1,245,205
Restricted time deposits	9,240	354,739	0	0	363,979
Short-term investments	18,000	156,515	0	0	174,515
Accounts receivable	7,260	265,196	1,161	0	273,617
Prepaid and other current assets	7,692	150,534	0	664	158,890
Short-term bank loans	344,500	0	0	0	344,500
Other current liabilities	16,175	890,847	13,049	8	920,079
Long-term accounts payable	0	4,600	0	0	4,600

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

INFLATION RATE RISK

According to the National Bureau of Statistics of China, the consumer price index grew 1.4% in 2015, compared to an increase of 2.0% in 2014. While the increase for 2015 represented a decline in the rate of inflation compared to 2014, there may be increases in the rate of inflation in the future, which could have a material adverse effect on our business.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers Zhong Tian LLP, an independent registered public accounting firm, as stated in their report which is included in this report on pages F-2.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company’s fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in the Proxy Statement for Sohu’s 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about April 29, 2016 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in the Proxy Statement for Sohu’s 2016 Annual Meeting of Stockholders under the heading “Executive Compensation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item, other than the table included below, will be included in the Proxy Statement for Sohu’s 2016 Annual Meeting of Stockholders under the heading “Beneficial Ownership of Common Stock” and is incorporated herein by reference.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (in thousands)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (in thousands)
Equity compensation plans approved by security holders-2010 Stock Incentive Plan
Stock Options	1,068	$0.001	352
Restricted Stock Units	32	0	0

Subtotal	1,100		352
Equity compensation plans not approved by security holders	0		0

Total	1,100		352

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the Proxy Statement for Sohu’s 2016 Annual Meeting of Stockholders under the heading “Transactions with Related Persons” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the Proxy Statement for Sohu’s 2016 Annual Meeting of Stockholders under the heading “Principal Accountant Fees, Services and Pre-approval Process” and is incorporated herein by reference.

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

Date: February 26, 2016

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

SIGNATURE	TITLE	DATE

/s/ CHARLES ZHANG Charles Zhang	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 26, 2016

/s/ CAROL YU Carol Yu	President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2016

/s/ EDWARD B. ROBERTS Edward B. Roberts	Director	February 26, 2016

/s/ CHARLES HUANG Charles Huang	Director	February 26, 2016

/s/ DAVE QI Dave Qi	Director	February 26, 2016

/s/ SHI WANG Shi Wang	Director	February 26, 2016

/s/ JOHN DENG John Deng	Director	February 26, 2016

SOHU.COM INC.

All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the

Consolidated Financial Statements or Notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders of Sohu.com Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Sohu.com Inc. (the “Company”) and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report on internal control over financial reporting appearing under Item 9A of Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers Zhong Tian LLP

Beijing, the People’s Republic of China

February 26, 2016

SOHU.COM INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	As of December 31,
	2014	2015
ASSETS
Current assets:
Cash and cash equivalents	$876,340	$1,245,205
Restricted time deposits	282,186	227,285
Short-term investments	191,577	174,515
Accounts receivable, net	230,401	273,617
Prepaid and other current assets (including $1,625 and $15,820, respectively, due from a related party as of December 31, 2014 and 2015)	116,704	158,890

Total current assets	1,697,208	2,079,512

Fixed assets, net	540,778	508,692
Goodwill	303,426	154,219
Long-term investments, net	24,067	62,093
Intangible assets, net	110,691	55,415
Restricted time deposits	144,562	136,694
Prepaid non-current assets	8,933	6,254
Other assets	37,344	39,315

Total assets	$2,867,009	$3,042,194

LIABILITIES
Current liabilities:
Accounts payable (including accounts payable of consolidated variable interest entities (“VIEs”) without recourse to the Company of $3,495 and $23,757, respectively, as of December 31, 2014 and 2015)	$127,758	$129,025
Accrued liabilities (including accrued liabilities of consolidated VIEs without recourse to the Company of $78,051 and $79,012, respectively, as of December 31, 2014 and 2015)	239,231	309,657
Receipts in advance and deferred revenue (including receipts in advance and deferred revenue of consolidated VIEs without recourse to the Company of $53,641 and $55,319, respectively, as of December 31, 2014 and 2015)	127,740	135,385
Accrued salary and benefits (including accrued salary and benefits of consolidated VIEs without recourse to the Company of $6,300 and $11,357, respectively, as of December 31, 2014 and 2015)	108,741	99,631
Taxes payable (including taxes payable of consolidated VIEs without recourse to the Company of $10,767 and $21,424, respectively, as of December 31, 2014 and 2015)	33,380	67,480
Deferred tax liabilities (including deferred tax liabilities of consolidated VIEs without recourse to the Company of $1,669 and $1,490, respectively, as of December 31, 2014 and 2015)	22,356	24,884
Short-term bank loans (including short-term bank loans of consolidated VIEs without recourse to the Company of nil as of both December 31, 2014 and 2015)	25,500	344,500
Other short-term liabilities (including other short-term liabilities of consolidated VIEs without recourse to the Company of $30,893 and $106,976, respectively, as of December 31, 2014 and 2015, and due to a related party of nil and $13,005, respectively, as of December 31, 2014 and 2015.)	105,644	154,017

Contingent consideration (including contingent consideration of consolidated VIEs without recourse to the Company of $3,935 and nil, respectively, as of December 31, 2014 and 2015)	3,935	0

Total current liabilities	794,285	1,264,579

Long-term accounts payable (including long-term accounts payable of consolidated VIEs without recourse to the Company of $21,534 and $24,575, respectively, as of December 31, 2014 and 2015)	5,143	4,600
Long-term bank loans (including long-term bank loans of consolidated VIEs without recourse to the Company of nil as of both December 31, 2014 and 2015)	344,500	0
Long-term taxes payable (including long-term taxes payable of consolidated VIEs without recourse to the Company of nil as of both December 31, 2014 and 2015)	24,829	24,732
Deferred tax liabilities (including deferred tax liabilities of consolidated VIEs without recourse to the Company of $1,799 and nil, respectively, as of December 31, 2014 and 2015)	7,417	17,531
Contingent consideration (including contingent consideration of consolidated VIEs without recourse to the Company of $1,929 and nil, respectively, as of December 31, 2014 and 2015)	1,929	0

Total long-term liabilities	383,818	46,863

Total liabilities	$1,178,103	$1,311,442

Commitments and contingencies
SHAREHOLDERS’ EQUITY
Sohu.com Inc. shareholders’ equity:
Common stock: $0.001 par value per share (75,400 shares authorized; 38,507 shares and 38,653 shares, respectively, issued and outstanding as of December 31, 2014 and 2015)	$44	$45
Additional paid-in capital	650,148	798,357
Treasury stock (5,889 shares as of both December 31, 2014 and 2015)	(143,858)	(143,858)
Accumulated other comprehensive income	109,402	50,151
Retained earnings	585,925	536,327

Total Sohu.com Inc. shareholders’ equity	1,201,661	1,241,022
Noncontrolling interest	487,245	489,730

Total shareholders’ equity	1,688,906	1,730,752

Total liabilities and shareholders’ equity	$2,867,009	$3,042,194

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2013	2014	2015
Revenues:
Online advertising:
Brand advertising	$428,526	$541,158	$577,114
Search and search-related	198,915	357,839	539,521

Subtotal of online advertising revenues	627,441	898,997	1,116,635

Online games	669,168	652,008	636,846
Others	103,665	122,072	183,610

Total revenues	1,400,274	1,673,077	1,937,091

Cost of revenues:
Online advertising:
Brand advertising	221,659	307,708	383,187
Search and search–related	109,139	163,918	238,944

Subtotal of cost of online advertising revenues	330,798	471,626	622,131

Online games	93,307	142,549	156,315
Others	55,945	71,459	80,618

Total cost of revenues	480,050	685,634	859,064

Gross profit	920,224	987,443	1,078,027

Operating expenses:
Product development	276,120	409,285	398,143
Sales and marketing	351,653	526,514	383,931
General and administrative	108,970	204,325	173,160
Goodwill impairment and impairment of intangible assets acquired as part of business acquisitions	0	52,282	40,324

Total operating expenses	736,743	1,192,406	995,558

Operating profit /(loss)	183,481	(204,963)	82,469

Other income	12,721	9,959	74,526
Net interest income	27,829	30,977	23,459
Exchange difference	(6,660)	(1,142)	5,337

Income /(loss) before income tax expense	217,371	(165,169)	185,791
Income tax expense	50,422	6,050	76,936

Net income /(loss)	166,949	(171,219)	108,855
Less: Net income attributable to the mezzanine-classified noncontrolling interest shareholders	17,780	0	0
Net income /(loss) attributable to the noncontrolling interest shareholders	82,044	(32,309)	146,542
Dividend or deemed dividend to a noncontrolling Sogou Series A Preferred shareholder	82,423	27,747	11,911

Net loss attributable to Sohu.com Inc.	$(15,298)	$(166,657)	$(49,598)

Net income /(loss)	$166,949	$(171,219)	$108,855
Other comprehensive income /(loss)	47,125	(8,390)	(87,655)

Comprehensive income /(loss)	214,074	(179,609)	21,200

Less: Comprehensive income attributable to the mezzanine-classified noncontrolling interest shareholders	17,780	0	0
Comprehensive income /(loss) attributable to noncontrolling interest shareholders	92,407	(33,797)	118,138
Dividend or deemed dividend to a noncontrolling Sogou Series A Preferred shareholder	82,423	27,747	11,911

	21,464	(173,559)	(108,849)

Basic net loss per share attributable to Sohu.com Inc.	$(0.40)	$(4.33)	$(1.28)

Shares used in computing basic net loss per share attributable to Sohu.com Inc.	38,255	38,468	38,598

Diluted net loss per share attributable to Sohu.com Inc.	$(0.47)	$(4.43)	$(1.32)

Shares used in computing diluted net loss per share attributable to Sohu.com Inc.	38,502	38,468	38,598

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2014	2015
Cash flows from operating activities:
Net income /(loss)	$166,949	$(171,219)	$108,855
Adjustments to reconcile net income /(loss) to net cash provided by operating activities:
Amortization of intangible assets and purchased video content in prepaid expense	75,741	130,044	159,945
Depreciation	54,948	78,417	77,421
Goodwill impairment and impairment of intangible assets acquired as part of business acquisitions	0	52,282	40,324
Share-based compensation expense	10,429	57,264	53,443
Impairment loss of other assets	3,624	1,687	17,837
Investment (income) /loss from investments in debt securities and equity investments	(5,564)	(1,370)	7,509
Provision/(Reversal) for allowance for doubtful accounts	(120)	(4)	2,175
Contribution from noncontrolling shareholders	4,218	0	0
Change in fair value of China Web put option	(2,160)	(2,304)	0
Gain from sale of the 7Road business and certain Changyou subsidiaries	0	0	(55,139)
Gain from sale of equity investments	0	0	(11,942)
Change in fair value of short-term investments	(2,452)	(1,611)	(1,331)
Others	1,164	(38)	968
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(49,432)	(74,428)	(61,917)
Prepaid and other assets	(51,172)	30,577	101
Accounts payable	38,333	(11,144)	2,208
Receipts in advance and deferred revenue	12,562	14,353	11,782
Taxes payable	17,171	(16,256)	29,573
Deferred tax	3,796	(20,629)	6,020
Accrued liabilities and other short-term liabilities	125,898	86,662	118,221

Net cash provided by operating activities	403,933	152,283	506,053
Cash flows from investing activities:
Purchase of fixed assets	(113,842)	(90,896)	(101,076)
Purchase of intangible and other assets	(98,006)	(119,290)	(142,212)
Purchase of long-term investments	0	(26,135)	(39,547)
Funds to a third party	0	0	(20,033)
Matching loan to a related party	0	0	(13,086)
Proceeds received from sale of subsidiaries, net of cash disposed	0	0	184,354

Cash received /(paid) related to restricted time deposits, net	(177,701)	5,763	40,372
Proceeds received from sale of equity investment	0	0	15,938
Proceeds from /(purchase of) short-term investments, net	54,398	(186,508)	5,511
Acquisitions, net of cash acquired	(33,685)	(106,369)	0
Purchase of noncontrolling interest in 7Road	(76,010)	0	0
Proceeds received from debt securities at maturity	0	82,009	0
Other cash proceeds related to investing activities	3,217	2,952	12

Net cash used in investing activities	(441,629)	(438,474)	(69,767)
Cash flows from financing activities:
Matching loan from a related party	0	0	12,900
Issuance of common stock	1,915	611	2,124
Exercise of share-based awards in subsidiary	1,794	425	7
Repayments of loans from offshore banks	0	(410,194)	(25,500)
Repurchase of Sogou Series A Preferred Shares from noncontrolling shareholders	0	(47,285)	(21,015)
Repurchase of Changyou American depositary shares (“ADSs”)	(17,240)	(3,577)	(14,506)
Issuance of Sogou Series B Preferred Shares and Class B Ordinary Shares	476,948	0	0
Repurchase of Sogou Class A Ordinary Shares from noncontrolling shareholders	0	(24,679)	0
Portion of Sogou special dividend distributed to holders of Series A Preferred Shares other than Sohu	(139,700)	0	0
Proceeds of loans from offshore banks	167,000	370,000	0
Payment of contingent consideration	(19,736)	(2,813)	0
Proceeds received from early exercise of share-based awards in subsidiary	5,278	0	0
Payment of transaction expenses for issuance of Sogou Series B Preferred Shares and Class B Ordinary Shares	(5,918)	0	0
Other cash proceeds /(payments) related to financing activities	0	(5,298)	2,874

Net cash provided by /(used in) financing activities	470,341	(122,810)	(43,116)
Effect of exchange rate changes on cash and cash equivalents	21,108	(1,947)	(24,305)

Net increase /(decrease) in cash and cash equivalents	453,753	(410,948)	368,865
Cash and cash equivalents at beginning of year	833,535	1,287,288	876,340

Cash and cash equivalents at end of year	$1,287,288	$876,340	$1,245,205

Supplemental cash flow disclosures:
Cash paid for income taxes	(50,188)	(5,262)	(43,988)
Cash paid for interest expense	(8,812)	(6,283)	(7,235)
Barter transactions	380	1,651	1,808
Supplemental schedule of non-cash investing activity:
Consideration payable for acquisitions and equity investment	29,555	5,000	5,722

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC. CONSOLIDATED STATEMENT OF CHANGES IN EQUITY Year Ended December 31, 2013 (In thousands)
		Sohu.com Inc. Shareholders’ Equity
	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$1,315,217	$44	$378,311	$(143,858)	$79,542	$770,184	$230,994
Issuance of common stock	1,915	0	1,915	0	0	0	0
Repurchase of Changyou ADSs	(17,240)	0	(11,678)	0	0	0	(5,562)
Share-based compensation expense	10,350	0	1,056	0	0	0	9,294
Settlement of share-based awards in subsidiary	1,792	0	16,070	0	0	0	(14,278)
Acquisition of the RaidCall Business	17,178	0	0	0	0	0	17,178
Purchase of noncontrolling interest in 7Road	2,257	0	1,517	0	0	0	740
Consideration received for the issuance of Sogou shares to Tencent, net of transaction expenses	471,907	0	149,053	0	0	0	322,854
Contribution from noncontrolling shareholders	4,218	0	4,218	0	0	0	0
Direct tax impact of Sogou-Tencent Transactions	(21,420)	0	(21,420)	0	0	0	0
Special dividend paid to noncontrolling Sogou Series A Preferred shareholders	(139,700)	0	86,335	0	0	(82,423)	(143,612)
Repurchase /put options for Sogou Series A Preferred Shares	(6,048)	0	(3,744)	0	0	(2,304)	0
Net income attributable to Sohu.com Inc. and noncontrolling interest shareholders	149,169	0	0	0	0	67,125	82,044
Accumulated other comprehensive income /(loss)	47,125	0	0	0	36,762	0	10,363

Ending balance	$1,836,720	$44	$601,633	$(143,858)	$116,304	$752,582	$510,015

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC. CONSOLIDATED STATEMENT OF CHANGES IN EQUITY Year Ended December 31, 2014 (In thousands)
		Sohu.com Inc. Shareholders’ Equity
	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$1,836,720	$44	$601,633	$(143,858)	$116,304	$752,582	$510,015
Issuance of common stock	611	0	611	0	0	0	0
Repurchase of Changyou ADSs	(3,577)	0	(2,432)	0	0	0	(1,145)
Repurchase of Sogou Series A Preferred Shares from noncontrolling shareholders	(47,285)	0	26,276	0	0	(27,747)	(45,814)
Repurchase of Sogou Class A Ordinary Shares from noncontrolling shareholders	(24,679)	0	0	0	0	0	(24,679)
Exercise of right to repurchase from China Web	1,584	0	1,584	0	0	0	0
Purchase of equity interests of a VIE from a third party shareholder	(809)	0	11	0	0	0	(820)
Disposal of a subsidiary	(652)	0	0	0	0	0	(652)
Share-based compensation expense	57,226	0	11,545	0	0	0	45,681
Settlement of share-based awards in subsidiary	809	0	12,828	0	0	0	(12,019)
Acquisition of MoboTap	53,424	0	0	0	0	0	53,424
Acquisition of noncontrolling interest in a subsidiary	(4,857)	0	(1,908)	0	0	0	(2,949)
Net loss attributable to Sohu.com Inc. and noncontrolling interest shareholders	(171,219)	0	0	0	0	(138,910)	(32,309)
Accumulated other comprehensive loss	(8,390)	0	0	0	(6,902)	0	(1,488)

Ending balance	$1,688,906	$44	$650,148	$(143,858)	$109,402	$585,925	$487,245

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited) Year Ended December 31, 2015 (In thousands)
		Sohu.com Inc. Shareholders’ Equity
	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$1,688,906	$44	$650,148	$(143,858)	$109,402	$585,925	$487,245
Issuance of common stock	2,126	1	2,125	0	0	0	0
Repurchase of Changyou ADSs	(14,506)	0	(9,971)	0	0	0	(4,535)
Share-based compensation expense	53,561	0	30,181	0	0	0	23,380
Settlement of share-based awards in subsidiary	516	0	34,697	0	0	0	(34,181)
Repurchase of Sogou Series A Preferred Shares from noncontrolling shareholders	(21,329)	0	90,719	0	0	(11,911)	(100,137)
Purchase of noncontrolling interest in RaidCall	0	0	458	0	0	0	(458)
Noncontrolling interest recognized in domestic companies	278	0	0	0	0	0	278
Net income attributable to Sohu.com Inc. and noncontrolling interest shareholders	108,855	0	0	0	0	(37,687)	146,542
Accumulated other comprehensive income	(87,655)	0	0	0	(59,251)	0	(28,404)

Ending balance	$1,730,752	$45	$798,357	$(143,858)	$50,151	$536,327	$489,730

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

Sohu.com Inc. (NASDAQ: SOHU), a Delaware corporation organized in 1996, is a leading Chinese online media, search and game service group providing comprehensive online products and services on PCs and mobile devices in the People’s Republic of China (the “PRC” or “China”). Sohu.com Inc.’s businesses are conducted by Sohu.com Inc. and its subsidiaries and VIEs (collectively referred to as the “Sohu Group” or “the Group”). The Sohu Group consists of Sohu, which when referred to in this report, unless the context requires otherwise, excludes the businesses and the corresponding subsidiaries and VIEs of Sogou Inc. (“Sogou”) and Changyou.com Limited (“Changyou”), Sogou and Changyou. Sogou and Changyou are indirect controlled subsidiaries of Sohu.com Inc. Sohu is a leading Chinese language online media content and services provider. Sogou is a leading online search, client software and mobile Internet product provider in China. Changyou is a leading online game developer and operator in China as measured by the popularity of its PC game Tian Long Ba Bu (“TLBB”) and its mobile game TLBB 3D, and engages primarily in the development, operation and licensing of online games for PCs and mobile devices. Most of the Group’s operations are conducted through the Group’s indirect wholly-owned and majority-owned China-based subsidiaries and VIEs.

Through the operation of Sohu, Sogou and Changyou, the Sohu Group generates online advertising revenues, including brand advertising revenues and search and search-related revenues (which were previously known as search and Web directory revenues); online games revenues; and others revenues. Online advertising and online games are the Group’s core businesses. In the year ended December 31, 2015, total revenues generated by Sohu, Sogou and Changyou were approximately $1.94 billion.

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

•	Sohu Media Portal. Sohu Media Portal is a leading online news and information provider in China. It provides users comprehensive content through www.sohu.com for PCs, the mobile portal m.sohu.com and the mobile phone application Sohu News APP.

•	Sohu Video. Sohu Video (tv.sohu.com) is a leading online video content and service provider in China through tv.sohu.com for PCs and the mobile phone application Sohu Video APP; and

•	Focus. Focus (www.focus.cn) is a leading online real estate information and services provider in China.

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

Sogou’s Business

Search and Search-related Business

The search and search-related business primarily offers advertisers pay-for-click services, as well as online marketing services on Web directories operated by Sogou. Pay-for-click services enable advertisers’ promotional links to be displayed on the Sogou search result pages and Sogou Website Alliance members’ Websites where the links are relevant to the subject and content of such Web pages. Both pay-for-click services and online marketing services on Web directories operated by Sogou expand distribution of its advertisers’ promotional links and advertisements by leveraging traffic on Sogou Website Alliance members’ Websites. The search and search-related business benefits significantly from Sogou’s collaboration with Tencent Holdings Limited (together with its subsidiaries, “Tencent”), which provides Sogou access to traffic generated from users of products and services provided by Tencent.

Revenues generated by the search and search-related business are classified as search and search-related revenues in the Sohu Group’s consolidated statements of comprehensive income.

Others Business

Sogou also engages in the others business primarily by offering Internet value-added services ( “IVAS”) with respect to the operation of Web games and mobile games developed by third parties, as well as other services and products provided to users. Revenues generated by Sogou from the others business are classified as others revenues in the Sohu Group’s consolidated statements of comprehensive income.

Changyou’s Business

Changyou has three businesses, consisting of the online game business, the platform channel business and the others business.

Online Game Business

Changyou’s online game business offers to game players PC games, which are interactive online games that are accessed and played simultaneously by hundreds of thousands of game players through personal computers and require that local client-end game access software be installed on the computers used; mobile games, which are played on mobile devices and require an Internet connection; and Web games, which are online games that are played through a Web browser with no local game software installation requirements. Web games became a relatively insignificant part of Changyou’s online games business following the sale of 7Road’s operating company Shenzhen 7Road in August 2015. Changyou’s games are operated under the item-based revenue model, meaning game players can play the games for free, but can choose to pay for virtual items, which are non-physical items that game players can purchase and use within a game, such as gems, pets, fashion items, magic medicine, riding animals, hierograms, skill books and fireworks. Revenues derived from the operation of online games are classified as online game revenues in the Sohu Group’s consolidated statements of comprehensive income.

Changyou’s flagship game is TLBB. For the year ended December 31, 2015, revenues from TLBB were $315.6 million, accounting for approximately 50% of Changyou’s online game revenues, approximately 41% of Changyou’s total revenues and 16% of the Sohu Group’s total revenues.

Platform Channel Business

Changyou’s platform channel business consists primarily of the operation of the 17173.com Website, the Dolphin Browser and RaidCall. The 17173.com Website, one of the leading game information portals in China, provides news, electronic forums, online videos and other information services on online games to game players. The Dolphin Browser is a gateway to a host of user activities on mobile devices, with the majority of its users based in Europe, Russia and Japan. RaidCall provides online music and entertainment services, primarily in Taiwan. Revenues generated by the 17173.com Website are classified as brand advertising revenues and revenues generated by the Dolphin Browser and RaidCall are classified as others revenues in the Group’s consolidated statements of comprehensive income.

Others Business

Changyou also operates a cinema advertising business, which consists of Changyou’s offering of pre-film cinema advertising slots, which are advertisements shown before the screening of a movie in a cinema theatre. Revenues generated by Changyou’s cinema advertising business are classified as others revenues in the Sohu Group’s consolidated statements of comprehensive income.

2. Summary of Significant Accounting Policies

Accounting Standards

The consolidated financial statements have been prepared on a historical cost basis to reflect the financial position and results of operations of the Sohu Group in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of these financial statements requires the Sohu Group to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an on-going basis, the Group evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Identified below are the accounting policies that reflect the Group’s more significant estimates and judgments, and those that the Group believes are the most critical to fully understanding and evaluating its consolidated financial statements.

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

Noncontrolling Interest for Sogou

Since Sohu.com Inc. controls the election of the Board of Directors of Sogou, Sohu.com Inc. is Sogou’s controlling shareholder. Therefore, Sogou’s financial results have been consolidated with those of Sohu.com Inc. for all periods presented. To reflect the economic interest in Sogou held by shareholders other than Sohu.com Inc. (the “Sogou noncontrolling shareholders”), Sogou’s net income /(loss) attributable to the Sogou noncontrolling shareholders is recorded as noncontrolling interest in the Sohu Group’s consolidated statements of comprehensive income. Sogou’s cumulative results of operations attributable to the Sogou noncontrolling shareholders, along with changes in shareholders’ equity /(deficit) and adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled and the Sogou noncontrolling shareholders’ investments in Sogou Preferred Shares and Ordinary Shares are accounted for as a noncontrolling interest classified as permanent equity in the Sohu Group’s consolidated balance sheets, as the Sohu Group has the right to reject a redemption requested by the noncontrolling interest. These treatments are based on the terms governing the investment, and on the terms of the classes of Sogou shares held, by the noncontrolling shareholders in Sogou.

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

Brand Advertising Revenues

Business Model

Through PCs and mobile devices, the Group provides advertisement placements to its advertisers on different Internet platforms and in different formats, which include banners, links, logos, buttons, full screen, pre-roll, mid-roll, post-roll video screens, pause video screens, loading page ads, news feed ads and in-feed video infomercial ads.

Currently the brand advertising business has four main types of pricing models, consisting of the Fixed Price model, the Cost Per Impression (“CPM”) model, the E-commerce model, and the Cost Per click (“CPC”) model.

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

E-commerce model

The E-commerce model is used by Focus. Under this model, revenues are generated mainly from sales of membership cards which allow potential home buyers to purchase specified properties from real estate developers at a discount greater than the price that Focus charges for the card. Membership fees are refundable until the potential home buyer uses the discounts to purchase properties. Focus recognizes such revenues upon obtaining confirmation that the membership card has been redeemed to purchase a property.

CPC model

Under the CPC model, there is no overall fixed price for advertising services stated in the contract with the advertiser. The Group charges advertisers on a per-click basis when the users click on the advertisements. The unit price for each click is fixed or auction-based.

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

Search and Search-related Revenues

Search and search-related services include primarily pay-for-click services, as well as online marketing services on Web directories operated by Sogou.

Pay-for-click Services

Pay-for-click services are services that enable advertisers’ promotional links to be displayed on Sogou search result pages and Sogou Website Alliance members’ Websites where the links are relevant to the subject and content of such Web pages. For pay-for-click services, the Sohu Group introduces Internet users to its advertisers through its auction-based pay-for-click systems and charges advertisers on a per-click basis when the users click on the displayed links. Revenue for pay-for-click services is recognized on a per-click basis when the users click on the displayed links.

Online Marketing Services on Web Directories Operated by Sogou

Online marketing services on Web directories operated by Sogou mainly consist of displaying advertisers’ Website links on the Web pages of Web directories. Revenue for online marketing services on Web directories operated by Sogou is normally recognized on a straight-line basis over the contract period, provided the Sohu Group’s obligations under the contract have been met and all revenue recognition criteria have been met.

Both pay-for-click services and online marketing services on Web directories operated by Sogou expand distribution of advertisers’ Website links or advertisements by leveraging traffic on Sogou Website Alliance members’ Websites. The Group recognizes gross revenue for the amount of fees it receives from advertisers, as the Group has the primary responsibility for fulfillment and acceptability. Payments made to Sogou Website Alliance members are included in cost of search and search-related revenues as traffic acquisition costs. The Group pays Sogou Website Alliance members based on either revenue-sharing arrangements, under which it pays a percentage of pay-for-click revenues generated from clicks by users of their properties, or on a pre-agreed unit price.

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

Self-Operated Games

Changyou is the primary obligor of its self-operated games. Changyou hosts the games on its own servers and is responsible for the sale and marketing of the games as well as customer service. Accordingly, revenues are recorded gross of revenue sharing-payments to third-party developers and/or mobile app stores, but are net of business tax and discounts to game card distributors where applicable. Changyou obtains revenues from the sale of in-game virtual items. Revenues are recognized over the estimated lives of the virtual items purchased by game players or as the virtual items are consumed. If different assumptions were used in deriving the estimated lives of the virtual items, the timing of the recording of the revenues would be impacted.

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

Mobile Games

For self-operated mobile games, Changyou sells game points to its game players via third-party mobile application stores. The mobile application stores in turn pay Changyou proceeds after deducting their share of pre-agreed revenue-sharing amounts.

Self-operated mobile games are either developed in house or licensed from or jointly developed with third-party developers. For licensed and jointly developed mobile games, Changyou remits a pre-agreed percentage of the proceeds to the third-party developers, and keeps the balance pursuant to revenue-sharing agreements. Such revenue-sharing amounts paid to mobile application stores and third-party developers are recorded in Changyou’s cost of revenues.

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

Sogou

Others revenues attributable to Sogou are primarily IVAS revenues derived from the operation of Web games and mobile games of third-party developers, as well as other services and products that Sogou provides to users.

Changyou

Others revenues attributable to Changyou are primarily generated from its platform channel business and its others business. In its platform channel business, Changyou provides IVAS through its operation of software applications for PCs and mobile devices, such as the Dolphin Browser and RaidCall.

In its others business, Changyou provides clients advertising placements in slots that are shown in theatres before the screening of movies. When all the recognition criteria are met, revenues from cinema advertising are recognized based on a percentage of the advertising slots actually delivered or on a straight-line basis over the contract period.

Cost of Revenues

Cost of Online Advertising Revenues

Cost of online advertising revenues includes cost of revenues from brand advertising services as well as cost of search and search-related services.

Cost of Brand Advertising Revenues

Cost of brand advertising revenues mainly consists of content and license costs, bandwidth leasing costs, salary and benefits expenses, and depreciation expenses.

Cost of Search and Search-related Revenues

Cost of search and search-related revenues mainly consists of traffic acquisition costs, bandwidth leasing costs, depreciation expenses and salary and benefits expenses. Traffic acquisition costs represent payments made to Sogou Website Alliance members. The Sohu Group pays Sogou Website Alliance members based either on revenue-sharing arrangements or on a pre-agreed unit price. Under the revenue-sharing arrangements, the Group pays a percentage of pay-for-click revenues generated from clicks by users of the Website Alliance members’ properties.

Cost of Online Game Revenues

Cost of online game revenues mainly consists of revenue-sharing payments, salary and benefits expense, bandwidth leasing costs, PRC business tax and value-added tax, which primarily arise from the revenues that AmazGame and Gamespace derive from their contractual arrangements with Gamease and Guanyou Gamespace, amortization of licensing fees, depreciation expenses, and other direct costs.

Cost of Revenues for Other Services

Cost of revenues for other services mainly consists of payments to theaters and film production companies for pre-film screening advertisement slots, revenue-sharing payments related to the IVAS business, revenue-sharing payments paid to China mobile network operators and payments related to the filming business, which are composed primarily of revenue-sharing paid to producers and production costs paid to film production companies.

Product Development Expenses

Product development expenses mainly consist of salary and benefits expenses, depreciation and amortization expenses, facilities expenses, content and license expenses and technical service fees. Product development expenses are incurred for the enhancement and maintenance of the Sohu Group’s Internet platforms as well as its products and services, including the development costs of online games prior to the establishment of technological feasibility and maintenance costs after the online games are available for marketing.

Sales and Marketing Expenses

Sales and marketing expenses mainly consist of advertising and promotional expenses, salary and benefits expense, travel expenses, and facility expenses. Advertising and promotional expenses generally represent the expenses of promotions to create or stimulate a positive image of the Sohu Group or a desire to subscribe for the Group’s products and services. Advertising and promotional expenses are expensed as incurred.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses, professional service fees, share-based compensation expense, facility expenses, depreciation and amortization expenses, and travel expenses.

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

Options for the purchase of 1,068,000 shares of Sohu common stock contractually granted on February 7, 2015 are subject to vesting in four equal installments over a period of four years, with each installment vesting upon satisfaction of a service period requirement and certain subjective performance targets. For purposes of ASC 718-10-25, no grant date had occurred as of December 31, 2015, because no grant date could be established until a mutual understanding was reached between Sohu and the recipients clarifying the subjective performance requirements. In accordance with ASC 718-10-55, as the service inception date preceded the grant date, compensation expense was accrued beginning on the service inception date and will be re-measured on each subsequent reporting date before the grant date is established, based on the then-current fair value of the awards. The estimate of the awards’ fair values will be fixed in the period in which the grant date occurs, and cumulative compensation expense will be adjusted based on the fair value at the grant date. In determining the fair values of the share options granted, the public market price of the underlying shares at each reporting date was used, and a binomial valuation model was applied.

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

Options for the purchase of 2,400,000 Changyou ordinary shares that were converted to options from restricted share units on February 16, 2015 and options contractually granted on June 1, 2015 for the purchase of 1,998,000 Changyou ordinary shares awards are subject to vesting in four equal installments over a period of four years, with each installment vesting upon satisfaction of a service period requirement and certain subjective performance targets. For purposes of ASC 718-10-25, no grant date had occurred as of December 31, 2015, because no grant date could be established until a mutual understanding was reached between Changyou and the recipients clarifying the subjective performance requirements. In accordance with ASC 718-10-55, as the service inception date preceded the grant date, compensation expense was accrued beginning on the service inception date and will be re-measured on each subsequent reporting date before the grant date is established, based on the then-current fair value of the awards. The estimate of the awards’ fair values will be fixed in the period in which the grant date occurs, and cumulative compensation expense will be adjusted based on the fair values at the grant date. In determining the fair values of share options granted, the public market price of the underlying shares at each reporting date was used, and a binomial valuation model was applied.

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

Sohu Video Share-based Awards

On January 4, 2012, Sohu Video, the holding entity of Sohu’s video division, adopted a 2011 Share Incentive Plan (the “Video 2011 Share Incentive Plan”) which provides for the issuance of up to 25,000,000 ordinary shares of Sohu Video (representing approximately 10% of the outstanding ordinary shares of Sohu Video on a fully-diluted basis) to management and key employees of the video division and to Sohu management. As of December 31, 2015, grants of options for the purchase of 16,368,200 ordinary shares of Sohu Video had been contractually made, of which options for the purchase of 4,972,800 ordinary shares were vested.

For purposes of ASC 718-10-25, as of December 31, 2015, no grant date had occurred, because the broader terms and conditions of the option awards had neither been finalized nor mutually agreed upon with the recipients, and such mutual understanding cannot be reached until the fair value of the awards is determinable and can be accounted for. In accordance with ASC 718-10-55, the Group’s management determined that the service inception date with respect to vested option awards for the purchase of 4,972,800 shares had preceded the grant date. Therefore, the Group began to recognize compensation expense for Sohu Video share-based awards in the second quarter of 2014 and re-measured, and will re-measure, the compensation expense on each subsequent reporting date based on the then-current fair values of the awards until the grant date is established.

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

On August 17, 2015, Changyou completed the sale of 7Road’s operating company Shenzhen 7Road. Compensation expense recognized for the years ended December 31, 2013, 2014 and 2015 was $3.3 million, $0.8 million and $0.1 million, respectively, for Scheme I and $0.4 million, $0.3 million and nil, respectively, for Scheme II. As a result of the sale, there will be no additional compensation expense recognized for 7Road.

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

PRC Value Added Tax and Business Tax

Revenues from brand advertising, from the search and search-related business, from Changyou’s Web games that were not developed in-house and from licensed mobile games, as well as revenues from mobile-related services, which are recorded as others revenues, are subject to VAT. To record VAT payable, the Group adopted the net presentation method, which presents the difference between the output VAT (at a rate of 6%) and available input VAT amount (at the rate applicable to the supplier). Online game revenues from the operation of PC games and self-developed mobile games are subject to a 5% PRC business tax (“Business Tax”).

U.S. Corporate Income Tax

Sohu.com Inc. is a Delaware corporation that is subject to U.S. corporate income tax on its taxable income at a rate of up to 35%. Subject to certain limitations, the Net Operating Losses (“NOLs”) of a corporation in the U.S. that are carried forward from prior years may be used to offset the corporation’s taxable income. As of the end of the 2012 taxable year, Sohu.com Inc. had no further NOLs available for offsetting any U.S. taxable income. To the extent that its U.S. taxable income is determined to be from sources outside of the U.S., such as Subpart F income or a dividend, subject to certain limitations, Sohu.com Inc. may be able to claim foreign tax credits to offset its U.S. income tax liabilities. Any remaining liabilities are accrued in the Company’s consolidated statements of comprehensive income and estimated tax payments are made when required by U.S. law.

Uncertain Tax Positions

The Sohu Group is subject to various taxes in different jurisdictions, primarily the U.S. and the PRC. Management reviews regularly the adequacy of the provisions for taxes as they relate to the Group’s income and transactions. In order to assess uncertain tax positions, the Group applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement.

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

The Sohu Group’s financial instruments consist mainly of cash equivalents, restricted time deposits, short-term investments, accounts receivable, prepaid and other current assets, available-for-sale securities under long-term investments, accounts payable, accrued liabilities, receipts in advance and deferred revenue, short-term bank loans, other short-term liabilities, long-term accounts payable and long-term bank loans.

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

Available-for-Sale Securities

Investments in debt securities and equity securities that have readily determinable fair values not classified as trading securities or as held-to-maturity securities are classified as available-for-sale securities and are included in long-term investments. Available-for-sale securities are reported at fair value, with unrealized gains or losses recorded in other comprehensive income or losses in the consolidated balance sheets. Realized gains or losses are included in the consolidated statements of comprehensive income during the period in which the gain or loss is realized. An impairment loss on the available-for-sale securities is recognized in the consolidated statements of comprehensive income when the decline in value is determined to be other-than-temporary.

Equity Investments

Investments in entities are recorded as equity investments under long-term investments. For entities over which the Group does not have significant influence, the cost method is applied, as there is no readily determinable fair value; for entities over which the Group can exercise significant influence but does not own a majority equity interest or control, the equity method is applied. For cost method investments, the Group carries the investment at historical cost after the date of investment. For equity method investments, the Group adjusts the carrying amount of an investment and recognizes investment income or loss for the Group’s share of the earnings or loss of the investee after the date of investment.

Long-Lived Assets

Long-lived assets consist primarily of fixed assets and intangible assets.

Fixed Assets

Fixed assets mainly comprise office buildings, computer equipment and hardware, leasehold improvements, building improvements, office furniture and vehicles. Fixed assets are recorded at cost less accumulated depreciation with no residual value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

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

Intangible Assets

Intangible assets mainly comprise video content, domain names and trademarks, operating rights for licensed games, computer software, cinema advertising slot rights, and developed technologies. Intangible assets are recorded at cost less accumulated amortization with no residual value. Amortization of intangible assets other than purchased video content is computed using the straight-line method over their estimated useful lives.

The estimated useful lives of the Group’s intangible assets are listed below:

Intangible Assets	Estimated Useful Lives (years)
Domain names and trademarks	4-30
Developed technologies	3-10
Computer software	1-5
Video content	4 months to 2 years, or over the applicable licensing period
Cinema advertising slot rights	over the contract terms
Operating rights for licensed games	over the contract terms

Video Content

Video content consists primarily of purchased video content and self-developed video content. Purchased video content is recognized as intangible assets. Amortization of purchased video content is computed based on the trend in viewership accumulation. For self-developed video content, the production costs incurred in excess of the amount of revenue contracted are expensed as incurred, instead of being recorded as intangible assets.

Sohu Video enters into nonmonetary transactions to exchange online broadcasting rights for purchased video content with other online video broadcasting companies. Under ASC 845, the cost of a nonmonetary asset acquired in exchange for another nonmonetary asset is the fair value of the asset surrendered to obtain the acquired nonmonetary asset, and a gain or loss should be recognized on the exchange. The fair value of the asset received should be used to measure the cost if the fair value of the asset received is more reliable than the fair value of the asset surrendered. The Sohu Group records these nonmonetary exchanges at the fair values of the online broadcasting rights for purchased video content and recognize any gain or loss from such exchange transactions.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Sohu Group’s acquisitions of interests in its subsidiaries and consolidated VIEs. If the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, the Group reports in its financial statements provisional amounts for the items for which the accounting is incomplete. If a measurement period adjustment is identified, the Group recognizes the adjustment as part of the acquisition accounting. The Sohu Group increases or decreases the provisional amounts of identifiable assets or liabilities by means of increases or decreases in goodwill for measurement period adjustments.

In accordance with ASC 350, the Group does not amortize goodwill, but tests it for impairment. Goodwill is not deductible for tax purposes. The Group tests goodwill for impairment at the reporting unit level on an annual basis as of October 1, and between annual tests when an event occurs or circumstances change that could indicate that the asset might be impaired. Commencing in September 2011, the Group adopted the Financial Accounting Standards Board (“FASB”) revised guidance on “Testing of Goodwill for Impairment.” Under this guidance, the Group has the option to choose whether it will apply the qualitative assessment first and then the quantitative assessment, if necessary, or to apply the quantitative assessment directly. For reporting units applying a qualitative assessment first, the Group starts the goodwill impairment test by assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Group determines that it is more-likely-than-not the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is mandatory. Otherwise, no further testing is required. The quantitative impairment test consists of a comparison of the fair value of goodwill with its carrying value. For reporting units directly applying the quantitative assessment, the Group performs the goodwill impairment test by quantitatively comparing the fair values of those reporting units to their carrying amounts.

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

Functional Currency and Foreign Currency Translation

An entity’s functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. The functional currency of Sohu.com Inc. is the U.S. dollar. The functional currency of the Sohu Group’s subsidiaries in the U.S., the Cayman Islands, the British Virgin Islands and Hong Kong is the U.S. dollar. The functional currencies of the Sohu Group’s subsidiaries and VIEs in other countries are the national currencies of those counties, rather than the U.S. dollar.

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

Financial statements of entities with a functional currency other than the U.S. dollar are translated into U.S. dollars, which is the reporting currency. Assets and liabilities are translated at the current exchange rate in effect at the balance sheet date, and revenues and expenses are translated at the average exchange rates in effect during the reporting period. Shareholders’ equity accounts are translated using the historical exchange rates at the date the entry to shareholders’ equity was recorded, except for the change in retained earnings during the year, which is translated using the historical exchange rates used to translate each period’s income statement. Differences resulting from translating a foreign currency to the reporting currency are recorded in accumulated other comprehensive income in the consolidated statements of balance sheets.

Effect of Recent Accounting Pronouncements

On May 28, 2014, the FASB and IASB issued their long-awaited converged standard on the recognition of revenue from contracts with customers. The standard is intended to improve the financial reporting of revenue and improve comparability of the top line in financial statements globally. The FASB is amending the FASB Accounting Standards Codification and creating a new Topic 606, Revenue from Contracts with Customers, to supersede the revenue recognition requirements in Topic 605, Revenue Recognition , and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the amendments supersede some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contract. For a public business entity, the amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Group is currently evaluating the impact on its consolidated financial statements of adopting this guidance.

In February 2015, the FASB issued Consolidation (Topic 810) —Amendments to the Consolidation Analysis. The amendments in Topic 810 respond to stakeholders’ concerns about the current accounting for consolidation of variable interest entities, by changing aspects of the analysis that a reporting entity must perform to determine whether it should consolidate such entities. Under the amendments, all reporting entities are within the scope of Subtopic 810-10, Consolidation—Overall, including limited partnerships and similar legal entities, unless a scope exception applies. The amendments are intended to be an improvement to current U.S. GAAP, as they simplify the codification of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R), with changes including reducing the number of consolidation models through the elimination of the indefinite deferral of Statement 167 and placing more emphasis on risk of loss when determining a controlling financial interest. The amendments are effective for public business companies for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. Earlier adoption is permitted. The Group is currently evaluating the impact on its consolidated financial statements of adopting this guidance.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Group is currently evaluating the effect of adoption of this ASU and expects that it will have an impact on the Group’s consolidated balance sheets, as current deferred tax assets were $4.7 million and current deferred tax liabilities were $24.9 million as of December 31, 2015.

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

The following tables present summary information by segment (in thousands):

	Year Ended December 31, 2013
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$460,444	$216,515	$737,875	$(14,560)	$1,400,274
Segment cost of revenues	(244,696)	(109,024)	(126,336)	581	(479,475)
Segment gross profit	215,748	107,491	611,539	(13,979)	920,799
SBC (2) in cost of revenues	(425)	(49)	(101)	0	(575)

Gross profit	215,323	107,442	611,438	(13,979)	920,224

Operating expenses:
Product development	(85,066)	(67,714)	(119,434)	729	(271,485)
Sales and marketing	(196,625)	(39,399)	(128,756)	14,199	(350,581)
General and administrative	(38,567)	(9,573)	(56,567)	(116)	(104,823)

SBC (2) in operating expenses	(2,831)	(10,261)	(1,173)	4,411	(9,854)

Total operating expenses	(323,089)	(126,947)	(305,930)	19,223	(736,743)

Operating profit /(loss)	(107,766)	(19,505)	305,508	5,244	183,481

Other income (3)	168,420	2,713	3,613	(162,025)	12,721
Net interest income	6,979	1,230	19,620	0	27,829
Exchange difference	(1,001)	277	(5,936)	0	(6,660)

Income /(loss) before income tax expense	66,632	(15,285)	322,805	(156,781)	217,371

Income tax expense	(14,033)	(6)	(36,383)	0	(50,422)

Net income /(loss)	$52,599	$(15,291)	$286,422	$(156,781)	$166,949

Note (1):	The elimination for segment revenues mainly consists of revenues from marketing services provided by the brand advertising segment (banner advertisements, etc.) to the Changyou segment.

Note (2):	“SBC” stands for share-based compensation expense.

Note (3):	The elimination for other income is primarily for the portion paid to Sohu of a special dividend paid by Sogou to holders of its Series A Preferred Shares.

	Year Ended December 31, 2014
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$546,262	$386,382	$755,266	$(14,833)	$1,673,077
Segment cost of revenues	(320,035)	(163,426)	(201,710)	1,509	(683,662)
Segment gross profit	226,227	222,956	553,556	(13,324)	989,415
SBC (2) in cost of revenues	(728)	(1,092)	(152)	0	(1,972)

Gross profit	225,499	221,864	553,404	(13,324)	987,443

Operating expenses:
Product development	(93,227)	(102,329)	(193,044)	4,297	(384,303)
Sales and marketing	(220,479)	(73,932)	(241,202)	14,744	(520,869)
General and administrative	(43,640)	(13,446)	(104,663)	(733)	(162,482)
Goodwill impairment and impairment of intangible assets acquired as part of business acquisitions	0	0	(52,282)	0	(52,282)
SBC (2) in operating expenses	(7,378)	(62,950)	(3,962)	1,820	(72,470)

Total operating expenses	(364,724)	(252,657)	(595,153)	20,128	(1,192,406)

Operating loss	(139,225)	(30,793)	(41,749)	6,804	(204,963)

Other income	8,369	2,462	4,112	(4,984)	9,959
Net interest income	8,565	2,773	19,639	0	30,977
Exchange difference	(325)	(149)	(668)	0	(1,142)

Loss before income tax expense	(122,616)	(25,707)	(18,666)	1,820	(165,169)

Income tax expense	(3,557)	0	(2,493)	0	(6,050)

Net loss	$(126,173)	$(25,707)	$(21,159)	$1,820	$(171,219)

Note (1):	The elimination for segment revenues mainly consists of revenues from marketing services provided by the brand advertising segment (banner advertisements, etc.) to the Changyou segment.

Note (2):	“SBC” stands for share-based compensation expense.

	Year Ended December 31, 2015
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$590,471	$591,803	$761,636	$(6,819)	$1,937,091
Segment cost of revenues	(393,564)	(247,949)	(216,727)	924	(857,316)
Segment gross profit	196,907	343,854	544,909	(5,895)	1,079,775
SBC (2) in cost of revenues	(1,381)	(330)	(37)	0	(1,748)

Gross profit	195,526	343,524	544,872	(5,895)	1,078,027

Operating expenses:
Product development	(94,392)	(124,210)	(165,130)	4,932	(378,800)
Sales and marketing	(203,332)	(93,055)	(91,334)	6,845	(380,876)
General and administrative	(57,014)	(14,422)	(71,771)	(656)	(143,863)
Goodwill impairment and impairment of intangible assets acquired as part of a business acquisition	0	0	(40,324)	0	(40,324)
SBC (2) in operating expenses	(26,743)	(10,049)	(14,988)	85	(51,695)

Total operating expenses	(381,481)	(241,736)	(383,547)	11,206	(995,558)

Operating profit /(loss)	(185,955)	101,788	161,325	5,311	82,469

Other income (3)	92,455	1,142	64,961	(84,032)	74,526
Net interest income	2,683	5,332	15,444	0	23,459
Exchange difference	1,716	667	2,954	0	5,337

Income /(loss) before income tax expense	(89,101)	108,929	244,684	(78,721)	185,791

Income tax expense	(13,451)	(9,430)	(54,055)	0	(76,936)

Net income /(loss)	$(102,552)	$99,499	$190,629	$(78,721)	$108,855

Note (1):	The elimination for segment revenues and other income mainly consists of revenues from marketing services provided among the Sohu, Sogou and Changyou segments, and Sogou’s repurchase of Sogou shares from Sohu.com (Search) Limited.

Note (2):	“SBC” stands for share-based compensation expense.

Note (3):	In the third quarter of 2015, Sogou purchased from Sohu 24.0 million Series A Preferred Shares of Sogou for $78.8 million. Sohu recognized $78.8 million in other income, which was eliminated in the Group’s consolidated statements of comprehensive income.

	As of December 31, 2014
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Cash and cash equivalents	$431,272	$224,273	$220,795	$0	$876,340
Accounts receivable, net	137,183	15,341	77,969	(92)	230,401
Fixed assets, net	252,255	44,686	243,837	0	540,778
Total assets (1)	$1,159,403	$305,975	$1,547,965	$(146,334)	$2,867,009

Note (1):	The elimination for segment assets mainly consists of elimination of long-term investments in subsidiaries and consolidated VIEs.

	As of December 31, 2015
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Cash and cash equivalents	$430,804	$244,484	$569,917	$0	$1,245,205
Accounts receivable, net	176,759	28,986	67,959	(87)	273,617
Fixed assets, net	223,939	70,447	214,306	0	508,692
Total assets (1)	$1,356,263	$387,875	$1,779,506	$(481,450)	$3,042,194

Note (1):	The elimination for segment assets mainly consists of elimination of intracompany loans between the Sohu segment and the Changyou segment, and elimination of long-term investments in subsidiaries and consolidated VIEs.

4. Share-based Compensation Expense

Sohu (excluding Fox Video Limited), Sogou, Changyou, and Fox Video Limited (“Sohu Video”) have incentive plans for the granting of share-based awards, including common stock or ordinary shares, share options, restricted shares and restricted share units, to members of the boards of directors, management and other key employees.

Share-based compensation expense was recognized in costs and expenses for the years ended December 31, 2013, 2014 and 2015 as follows (in thousands):

	Year Ended December 31,
	2013	2014	2015
Share-based compensation expense
Cost of revenues	$575	$1,973	$1,748
Product development expenses	4,638	24,982	19,344
Sales and marketing expenses	1,071	5,645	3,054
General and administrative expenses	4,145	41,843	29,297

	$10,429	$74,443	$53,443

Share-based compensation expense was recognized for share awards of Sohu (excluding Sohu Video), Sogou, Changyou and Sohu Video as follows (in thousands):

	Year Ended December 31,
	2013	2014	2015
Share-based compensation expense
For Sohu (excluding Sohu Video) share-based awards	$3,799	$4,410	$27,811
For Sogou share-based awards (1)	5,435	61,918	10,310
For Changyou share-based awards	1,195	4,087	15,024
For Sohu Video share-based awards	0	4,028	298

	$10,429	$74,443	$53,443

Note (1):	Sogou share-based awards also include compensation expense for Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search-related businesses, and compensation expense equal to the excess of the repurchase price paid to employees over the fair value at the repurchase date of Sogou Class A Ordinary Shares that Sogou repurchased in the second quarter of 2014.

There was no capitalized share-based compensation expense for the years ended December 31, 2015, 2014 and 2013.

5. Advertising and Promotional Expenses, included in Sales and Marketing Expenses

Advertising and promotional expenses are included in sales and marketing expenses, and generally represent the expenses of promotions to create or stimulate a positive image of the Sohu Group or a desire to subscribe for the Group’s products and services. Advertising expenses are expensed as incurred. For the years ended December 31, 2015, 2014 and 2013, advertising and promotional expenses recognized in the consolidated statements of comprehensive income were $196.9 million, $310.7 million and $193.5 million, respectively.

6. Other Income /(Expense)

The following table summarizes the Sohu Group’s other income /(expense) (in thousands):

	Year Ended December 31,
	2013	2014	2015
Investment income (1)	$4,507	$2,039	$60,264
Government grant	4,959	3,618	2,839
Charitable donations	(1,543)	(683)	(1,192)
Change in fair value of short-term investments	2,451	3,137	9,374
Change in fair value of China Web put option	2,160	2,304	0
Others	187	(456)	3,241

	$12,721	$9,959	$74,526

Note (1):	The $60.3 million in investment income in 2015 primarily included a $55.1 million disposal gain recognized by Changyou for its sale of the 7Road business and certain Changyou subsidiaries and a $13.0 million disposal gain recognized by Sohu for its sale of an equity investment, offset by an $8.9 million investment loss from the Group’s other equity investments.

7. Balance Sheet Components (In thousands)

	As of December 31,
	2014	2015
Cash and cash equivalents
Cash	$293,180	$517,973
Cash equivalents	583,160	727,232

	$876,340	$1,245,205

Accounts receivable, net
Accounts receivable	$234,469	$277,593
Allowance for doubtful accounts:
Balance at the beginning of year	(6,801)	(4,068)
Additional provision for bad debt	(2,029)	(3,204)
Write-offs	3,137	857
Cash collection	1,625	2,236
Exchange difference	0	203

Balance at the end of year	(4,068)	(3,976)

	$230,401	$273,617

Prepaid and other current assets
Prepaid content and license	$58,331	$57,910
Due from 7Road	0	20,579
Prepaid income tax	0	13,073
Matching loan due from a related party (1)	0	12,740
Prepaid rental deposit	11,260	10,231
Prepaid cost of revenue	7,875	8,458
Deferred tax assets	4,918	4,673
Employee advances	5,619	3,844
Receivables from third party payment platforms	0	3,673
Due from a related party	1,625	3,080
Prepaid office rental and facilities expenses	2,235	2,223
Prepaid advertising and promotion fees	1,148	1,905
Interest receivable	6,689	1,058
Prepaid film production fee	3,941	0
Others	13,063	15,443

	$116,704	$158,890

Prepaid non-current assets
Prepaid PRC income tax for the sale of assets associated with 17173.com by Sohu to Changyou	$8,293	$6,067
Others	640	187

	$8,933	$6,254

Other short-term liabilities
Deposit received from membership card buyers	$59,623	$88,990
Contract deposits from advertisers	14,889	21,367
Matching loan due to a related party (1)	0	13,005
Consideration payable for acquisition	5,000	5,390
Early exercise of Sogou share options for trust arrangements	4,891	4,530
Accrued liabilities to suppliers	2,470	4,110
Taxes payable for exercise or settlement of share-based awards	2,382	2,382
Government grant	4,864	1,694
Accrued Business Tax arising from the sale of assets associated with 17173.com by Sohu to Changyou	1,669	1,647
Others	9,856	10,902

	$105,644	$154,017

Receipts in advance and deferred revenue
Receipts in advance relating to:
- brand advertising business	$23,328	$20,498
- search and search-related business	60,271	65,911
- online game business	18,198	20,244
- others business	449	0

Total receipts in advance	102,246	106,653
Deferred revenue	25,494	28,732

	$127,740	$135,385

Note (1): During 2015, certain subsidiaries of Changyou and certain subsidiaries of SoEasy entered into a series of loan agreements, pursuant to which the subsidiaries of Changyou are entitled to draw down HK dollar-denominated loans from the SoEasy subsidiaries and the SoEasy subsidiaries are entitled to draw down equivalent RMB-denominated loans from the subsidiaries of Changyou, to facilitate each other’s business operations. All of the loans carry a fixed rate of interest equal to the current market interest rate. As of December 31, 2015, Changyou had drawn down from SoEasy loans in an aggregate principal amount of HKD100 million (approximately $12.9 million), which is recorded in other short-term liabilities, and SoEasy had drawn down from Changyou loans in an aggregate principal amount of RMB80 million (approximately $12.3 million), which is recorded in prepaid and other current assets . For the year ended December 31, 2015, interest income that Changyou earned from the RMB-denominated loan was $0.4 million and was recorded as prepaid and other current assets, and interest expense that Changyou accrued for the HK dollar-denominated loan was $0.1 million and was recorded as other short-term liabilities.

8. Fair Value Measurements

Fair Value of Financial Instruments

The Sohu Group’s financial instruments include cash equivalents, restricted time deposits, short-term investments, accounts receivable, prepaid and other current assets, available-for-sale equity securities under long-term investments, accounts payable, accrued liabilities, receipts in advance and deferred revenue, short-term bank loans, other short-term liabilities, long-term accounts payable and long-term bank loans.

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

The following table sets forth financial instruments, measured at fair value by level within the fair value hierarchy, as of December 31, 2015 (in thousands):

		Fair value measurements at reporting date using
Items	As of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$727,232	$0	$727,232	$0
Restricted time deposits	363,979	0	363,979	0
Short-term investments	174,515	0	174,515	0
Available-for-sale equity securities	14,301	14,301	0	0

Total	$1,280,027	$14,301	$1,265,726	$0

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

As of December 31, 2015, the total amount of the bank loans was $344.5 million, all of which carried a floating rate of interest based on the London Inter-Bank Offered Rate (“LIBOR”). These loans were secured by RMB deposits in onshore branches of those banks in the total amount of $354.7 million. The deposited amounts are recognized as restricted time deposits. For the years ended December 31, 2015, 2014 and 2013, interest income from the restricted time deposits securing the loans was $12.8 million, $16.3 million and $13.0 million, respectively, and interest expense on the bank loans was $7.1 million, $6.4 million and $8.8 million, respectively.

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

As of December 31, 2015, the Sohu Group’s investments in financial instruments were $174.5 million. The investment instruments were issued by commercial banks in China, and have a variable interest rate indexed to performance of underlying assets. Since these investments’ maturity dates are within one year, they are classified as short-term investments. For the years ended December 31, 2015, 2014, and 2013, the Sohu Group recorded in the consolidated statements of comprehensive income change in the fair value of short-term investments in the amount of $9.4 million, $3.1 million and $2.5 million, respectively.

Available-for-Sale Equity Securities

Available-for-sale equity securities are valued using the market approach based on the quoted prices in active markets at the reporting date. The Group classifies the valuation techniques that use these inputs as Level 1 of fair value measurements. On August 12, 2014, Sohu acquired approximately 6% of the total outstanding common shares of Keyeast Co., Ltd., a Korean-listed company (“Keyeast”), for a purchase price of $15.1 million. The Sohu Group classified this investment as available-for-sale equity securities under long-term investments, and reported it at fair value. As of December 31, 2015, the fair value of the Keyeast available-for-sale equity securities held by Sohu was $14.3 million. An unrealized loss representing the change in fair value of $0.8 million in the aggregate was recorded as an addition to accumulated other comprehensive income /(loss) in the Sohu Group’s consolidated balance sheets.

Other Financial Instruments

The fair values of other financial instruments are estimated for disclosure purposes where the financial instruments’ carrying values approximate their fair values.

Long-term Investment

Long-term Investment in SoEasy

In August 2014, Sohu invested $4.8 million in SoEasy Internet Finance Group Limited (“SoEasy”) and in April 2015 Sohu invested an additional $16.3 million in SoEasy. After these investments, Sohu held approximately 35% of SoEasy’s equity capital. Sohu accounted for this investment under the equity method, since Sohu can exercise significant influence but does not own a majority of SoEasy’s equity capital or control SoEasy. As of December 31, 2015, the carrying value of Sohu’s investment in SoEasy was $15.2 million.

Long-term Investment in Zhihu

In September 2015, Sogou paid $12.0 million in cash for approximately 3% of the equity capital of Zhihu Technology Limited (“Zhihu”), a company that engages primarily in the business of operating an online question and answer-based knowledge and information sharing platform. Sogou accounted for the investment in Zhihu using the cost method, since Sogou does not have significant influence over Zhihu.

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

Assets Measured at Fair Value on a Nonrecurring Basis

The following table sets forth assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy as of December 31, 2014 and 2015 (in thousands):

		Fair value measurements at reporting date using
Items	As of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Intangible assets, net	$110,691	$0	$0	$110,691	20,168
Goodwill	303,426	0	0	303,426	33,801

	$414,117	$0	$0	$414,117	53,969

		Fair value measurements at reporting date using
Items	As of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Intangible assets, net	$55,415	$0	$0	$55,415	19,947
Goodwill	154,219	0	0	154,219	31,445

	$209,634	$0	$0	$209,634	51,392

Intangible Assets

Intangible assets mainly comprise video content, domain names and trademarks, operating rights for licensed games, computer software, cinema advertising slot rights, and developed technologies. See Note 10 - Intangible Assets, Net.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Group’s acquisitions of interests in its subsidiaries and consolidated VIEs. See Note 11 - Goodwill.

9. Fixed Assets

The following table summarizes the Sohu Group’s fixed assets (in thousands):

	As of December 31,
	2014	2015
Fixed assets, net
Office buildings	$417,512	$393,938
Computer equipment and hardware	282,547	302,832
Leasehold and building improvements	55,792	49,703
Office furniture	11,608	10,784
Vehicles	5,093	4,930

Fixed assets, gross	772,552	762,187
Accumulated depreciation	(231,774)	(253,495)

	$540,778	$508,692

For the years ended December 31, 2015, 2014 and 2013, depreciation expenses for fixed assets were $77.4 million, $78.4 million and $55.0 million, respectively.

10. Intangible Assets, Net

The following table summarizes the Sohu Group’s intangible assets, net, as of December 31, 2014 and 2015 (in thousands):

	As of December 31, 2014
Items	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Video content	$150,318	$(115,356)	$(12,454)	$22,508
Cinema advertising slot rights	53,239	(37,360)	0	15,879
Developed technologies	49,545	(21,855)	(10,751)	16,939
Domain names and trademarks	39,150	(8,675)	(9,534)	20,941
Operating rights for licensed games	33,464	(12,694)	(8,917)	11,853
Computer software	15,051	(9,428)	(258)	5,365
Others	32,198	(7,485)	(7,507)	17,206

Total	$372,965	$(212,853)	$(49,421)	$110,691

	As of December 31, 2015
Items	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Video content	$226,832	$(201,405)	$(11,129)	$14,298
Domain names and trademarks	35,003	(9,458)	(11,747)	13,798
Operating rights for licensed games	26,869	(9,517)	(9,474)	7,878
Developed technologies	19,352	(3,393)	(12,334)	3,625
Computer software	15,934	(11,173)	0	4,761
Cinema advertising slot rights	12,615	(8,721)	0	3,894
Others	27,760	(11,174)	(9,425)	7,161

Total	$364,365	$(254,841)	$(54,109)	$55,415

Impairment Loss

In 2015, the Group recognized $19.9 million in losses for impairment of intangible assets, primarily related to the Dolphin Browser operated by MoboTap and related license rights. In 2015, the financial performance of the Dolphin Browser was below original expectations, and Changyou’s management concluded that the Dolphin Browser was unable to provide expected synergies with Changyou’s platform channel business and accordingly performed a goodwill impairment test for the goodwill generated in the acquisition of MoboTap, and recognized an $8.9 million impairment loss for intangible assets. The impairment loss is recognized in the consolidated statements of comprehensive income under “goodwill impairment and impairment of intangibles as part of acquisition of a business.” The impaired intangible assets primarily consist of user base, technology, trademark and license rights.

In 2014, the Group recognized a $20.2 million impairment loss related to Changyou’s intangible assets. The impairment loss for intangible assets was mainly from developed technologies and domain names, including a $15.3 million impairment loss related to RaidCall. The impairment loss was recognized in the consolidated statements of comprehensive income as “goodwill impairment and impairment of intangible assets acquired as part of business acquisitions.”

In 2013, the Sohu Group recognized a $3.6 million impairment loss related to Changyou’s intangible assets in the consolidated statements of comprehensive income.

Amortization

In 2015, 2014 and 2013, amortization of intangible assets was $161.1 million, $77.7 million and $56.7 million, respectively.

As of December 31, 2015, amortization expenses for future periods are estimated to be as follows:

For the year ending December 31,	(in thousands)
2016	$27,925
2017	10,171
2018	5,288
2019	2,621
2020	1,263
Thereafter	8,147

Total expected amortization expense	$55,415

11. Goodwill

Changes in the carrying value of goodwill by segment are as follows (in thousands):

	Sohu	Sogou	Changyou	Total
Balance as of December 31, 2013
Goodwill	$58,042	$6,290	$185,452	$249,784
Accumulated impairment losses	(35,788)	0	(5,201)	(40,989)

	$22,254	$6,290	$180,251	$208,795

Transactions in 2014
Business acquisitions	15,866	0	113,040	128,906
Measurement period adjustment of goodwill for the acquisition of Soso search-related businesses from Tencent	0	42	0	42
Foreign currency translation adjustment	0	(23)	(493)	(516)
Impairment loss	0	0	(33,801)	(33,801)

Balance as of December 31, 2014	$38,120	$6,309	$258,997	$303,426

Balance as of December 31, 2014
Goodwill	$73,908	$6,309	$297,999	$378,216
Accumulated impairment losses	(35,788)	0	(39,002)	(74,790)

	$38,120	$6,309	$258,997	$303,426

Transactions in 2015
Goodwill associated with the acquisition of 7Road de-recognized upon the sale of the 7Road business	0	0	(109,735)	(109,735)
Impairment loss related to MoboTap	0	0	(29,569)	(29,569)
Goodwill associated with the acquisition of Doyo, transferred to held-for-sale assets and impaired	0	0	(7,352)	(7,352)
Foreign currency translation adjustment	(928)	(364)	(1,259)	(2,551)

Balance as of December 31, 2015	$37,192	$5,945	$111,082	$154,219

Balance as of December 31, 2015
Goodwill	72,980	5,945	181,529	260,454
Accumulated impairment losses	(35,788)	0	(70,447)	(106,235)

	$37,192	$5,945	$111,082	$154,219

In 2015, there were two separate reporting units under the Sohu segment, consisting of brand advertising and others. There was only one reporting unit under the Sogou segment. There were five main reporting units under the Changyou segment, consisting of the Changyou online game business, the 17173.com Website, RaidCall, MoboTap and the cinema advertising business. The Sohu Group tested goodwill for impairment at the reporting unit level on October 1, 2015. The Group performed the impairment test by qualitative or quantitative method. For the Sohu segment and the Sogou segment, impairment tests were conducted by quantitatively comparing the fair values of those reporting units to their carrying amounts. Sohu and Sogou estimated the fair values by weighting the results from the income approach. The valuation approach considers a number of factors that include expected future cash flows, growth rates, and discount rates, and requires Sohu and Sogou to make certain assumptions and estimates regarding industry economic factors and future profitability of the business. For the Changyou segment, given that the financial performance of the Dolphin Browser operated by MoboTap was below original expectations, Changyou’s management concluded that the Dolphin Browser was unable to provide expected synergies with Changyou’s platform business, and performed a two-step goodwill impairment test for the goodwill generated in the acquisition of MoboTap, and accordingly recognized a $29.6 million goodwill impairment loss. Changyou also recognized a $1.9 goodwill impairment loss with respect to Beijing Doyo Internet Technology Co., Ltd. (“Doyo”) as the total consideration received by Changyou for the sale of Doyo under an agreement entered into in September 2015 was lower than the carrying value of Doyo’s net assets. The goodwill impairment losses are included in the Group’s statements of comprehensive income as “goodwill impairment and impairment of intangible assets acquired as part of business acquisitions.” The fair values of the other reporting units exceeded their carrying values, indicating that the goodwill of those reporting units was not impaired.

In 2014, Changyou recognized a $33.8 million goodwill impairment loss related to RaidCall, as Changyou’s management concluded that RaidCall was unable to provide expected synergies with Changyou’s online games business.

In 2013, management concluded that the fair values of all the reporting units exceeded their carrying values as a result of goodwill impairment tests, indicating that the goodwill of those reporting units was not impaired.

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

The components of income before income taxes are as follows (in thousands):

	Year ended December 31,
	2013	2014	2015
Income /(loss) before income tax expense
Income /(loss) from China operations	$270,817	$(129,349)	$171,636
Income /(loss) from non China operations	(53,446)	(35,820)	14,155

Total income /(loss) before income tax expense	$217,371	$(165,169)	$185,791

Income tax expense applicable to China operations
Current income tax expense	$31,444	$23,295	$55,532
Deferred tax	4,088	(20,637)	8,735

Subtotal income tax expense applicable to China operations	35,532	2,658	64,267
Non China income tax expense	12,798	1,864	11,291
Non China withholding tax expense	2,092	1,528	1,378

Total income tax expense	$50,422	$6,050	$76,936

In 2015, of the $76.9 million income tax expense, $64.3 million was for PRC tax which mainly attributable to Changyou’s business and $11.3 million was for U.S. tax.

The combined effects of the income tax exemption and reduction available to the Group are as follows (in thousands, except per share data):

	Year Ended December 31,
	2013	2014	2015
Tax holiday effect	$62,929	$186	$19,626
Basic net income per share effect	1.64	—	0.51

Effective Tax Rate

The following is reconciliation between the U.S. federal statutory rate and the Group’s effective tax rate:

	Year Ended December 31,
	2013		2014		2015
U.S. federal statutory rate:	35%		35%		35%
Effect of tax holidays applicable to the subsidiaries and the consolidated VIEs	(29%	)	0%		(11%	)
Tax differential from statutory rate applicable to the subsidiaries and the consolidated VIEs	(16%	)	(31%	)	(13%	)
Effect of withholding taxes	4%		(3%	)	2%
Changes in valuation allowance for deferred tax assets	28%		(22%	)	31%
Others	1%		17%		(3%	)

	23%		(4%	)	41%

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

Principal Entities Qualified as HNTEs

As of December 31, 2015, the following principal entities of the Sohu Group were qualified as HNTEs and were entitled to an income tax rate of 15%.

For Sohu Business

•	Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”). Sohu Internet re-applied for HNTE qualification in June 2015 and received approval in November 2015. It is entitled to continue to enjoy the beneficial tax rate as an HNTE from 2015 to 2017. Sohu Internet will need to re-apply for HNTE qualification in 2018.

•	Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”) and Guangzhou Qianjun Network Technology Co., Ltd (“Guangzhou Qianjun”). Sohu Era, Sohu Media and Guangzhou Qianjun are each qualified as HNTEs for 2015 and 2016, and will need to re-apply for HNTE qualification in 2017.

For Sogou Business

•	Beijing Sogou Information Service Co., Ltd. (“Sogou Information”). Sogou Information re-applied for HNTE qualification in July 2015 and received approval in December 2015. It is entitled to continue to enjoy the beneficial tax rate as an HNTE from 2015 to 2017. Sogou Information will need to re-apply for HNTE qualification in 2018.

•	Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”). Sogou Technology is qualified as an HNTE for 2015 and 2016, and will need to re-apply for HNTE qualification in 2017.

For Changyou Business

•	Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”) and Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”). AmazGame and Gamease are each qualified as HNTEs for 2015 and 2016, and will need to re-apply for HNTE qualification in 2017.

Entities Qualified as Software Enterprises

For Sohu Business

•	Beijing Sohu New Momentum Information Technology Co., Ltd. (“Sohu New Momentum”). In 2015, Sohu New Momentum is in the second of two years in which it is entitled to income tax exemption as a Software Enterprise.

For Changyou Business

•	AmazGame. In 2013 and 2014, AmazGame was qualified as a Key National Software Enterprise and enjoyed a preferential income tax rate of 10%. However, as a result of a restructuring of the approval process, the State Council recently suspended the acceptance of applications for Key National Software Enterprise status, and it is not clear when, if ever, the acceptance of applications for Key National Software Enterprise status will resume. Changyou plans to re-apply to qualify AmazGame as a Key National Software Enterprise for 2015 and 2016 if and when the State Council again authorizes the acceptance of applications.

•	Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”). In 2015, Gamespace was in the second of the three years in which it is entitled to a 50% reduction to a rate of 12.5% as a Software Enterprise.

•	Shenzhen 7Road Network Technologies Co., Ltd. (“7Road Technology”). In 2015, 7Road Technology was entitled to a 50% reduction to a rate of 12.5% as a Software Enterprise.

•	ICE Information Technology (Shanghai) Co., Ltd (“ICE Information”). ICE Information was not subject to income tax, as it incurred losses.

•	Shanghai ICE Information Technology Co., Ltd. (“Shanghai ICE”) was entitled to a 50% reduction to a rate of 12.5% as a Software Enterprise from 2012 to 2014. The reduced rate no longer applied in 2015.

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

In order to fund the distribution of a dividend to shareholders of the Sohu Group’s majority-owned subsidiary Changyou, Changyou’s Board of Directors resolved to cause one of its PRC subsidiaries to declare and distribute a cash dividend of portions of its 2012 to 2015 stand-alone earnings to its direct overseas parent company, Changyou.com (HK) Limited (“Changyou HK”). As of December 31, 2015, Changyou had accrued deferred tax liabilities in the amount of $24.9 million for PRC withholding tax.

With the exception of that dividend, the Sohu Group does not intend to have any of its PRC subsidiaries distribute any undistributed profits of such subsidiaries to their direct overseas parent companies, but rather intends that such profits will be permanently reinvested by such subsidiaries for their PRC operations.

PRC Value-Added Tax and Business Tax

Revenues from brand advertising, from the search and search-related business, from Changyou’s Web games that were not developed in-house and from licensed mobile games, and revenues from mobile-related services, which are recorded as others revenues, are subject to VAT. To record VAT payable, the Group adopted the net presentation method, which presents the difference between the output VAT (at a rate of 6%) and available input VAT amount (at the rate applicable to the supplier). Online game revenues from the operation of PC games and self-developed mobile games are subject to a 5% PRC business tax (“Business Tax”).

U.S. Corporate Income Tax

Sohu.com Inc. is a Delaware corporation that is subject to U.S. corporate income tax on its taxable income at a rate of up to 35%. To the extent that Sohu.com Inc. has U.S. taxable income, which generally arises primarily from interest income of the Sohu Group, the Group accrues U.S. corporate income tax in the Group’s consolidated statements of comprehensive income and makes estimated tax payments as and when required by U.S. law.

The Sohu Group does not provide for U.S. corporate income taxes or tax benefits on the undistributed earnings or losses of its international subsidiaries or consolidated VIEs because in the foreseeable future the Group does not have the intention to repatriate those undistributed earnings or losses to U.S. where it would be subject to U.S. corporate income tax. However, certain activities conducted in the PRC may give rise to U.S. corporate income tax, even if there are no distributions to Sohu.com Inc. U.S. corporate income taxes would be imposed on Sohu.com Inc. if its subsidiaries that are controlled foreign corporations generate income that is subject to the Subpart F regime of the U.S. Internal Revenue Code.

Cumulative undistributed earnings were included in consolidated retained earnings on the balance sheets in the amounts of $614.1 million and $630.4 million, respectively, as of December 31, 2015 and 2014. An estimated $214.9 million and $220.6 million in U.S. income and foreign withholding taxes would be due if these earnings were remitted as dividends, after payment of all deferred taxes as of December 31, 2015 and 2014.

Deferred Tax Assets and Liabilities

Significant components of the Group’s deferred tax assets and liabilities consist of the following (in thousands):

	As of December 31,
	2014	2015
Deferred tax assets:
Net operating loss from operations	$120,586	$145,964
Accrued bonus and commissions	12,930	21,004
Intangible assets transfer	2,261	1,156
Share-based compensation	226	4,979
Others	2,714	2,321

Total deferred tax assets	138,717	175,424
Less: Valuation allowance	(110,788)	(146,930)

Net deferred tax assets	$27,929	$28,494

Deferred tax liabilities
Withholding tax for Dividend	$(22,356)	$(24,884)
Deferred U.S. tax	0	(12,450)
Intangible assets from business acquisitions	(3,472)	(1,465)
Others	(3,945)	(3,616)

Total deferred tax liabilities	$(29,773)	$(42,415)

As of December 31, 2015, the Group had net operating losses from PRC entities of approximately $484.1 million available to offset against future net profit for income tax purposes. The Group anticipates that it is more likely than not that these net operating losses (except for the net operating losses generated by Changyou’s VIEs) may not be utilized based on its estimate of the operation performance of these PRC entities; therefore, $137.4 million in deferred tax assets generated from net operating losses were offset by a valuation allowance.

In 2015, $0.9 million of the PRC net operating loss generated from previous years expired. The remaining PRC net operating loss will expire successively commencing in 2015.

Uncertain Tax Positions

The Sohu Group did not have any unrecognized uncertain tax positions for the year ended December 31, 2015. The Group did not have any penalties or significant interest associated with tax positions for the year ended December 31, 2015.

The following table summarizes the Group’s recognized uncertain tax positions from January 1, 2013 to December 31, 2015 (in thousands):

	As of December 31,
	2013	2014	2015
Beginning balance	$3,096	$24,369	$24,515
Increases /(decrease) related to prior year tax positions	(154)	0	0
Increases related to current year tax positions	21,427	146	14,729

Ending balance	$24,369	$24,515	$39,244

In 2015, the Sohu Group recognized tax payable in the amount of $14.6 million as management determined that certain business transactions that took place during the year may result in additional tax obligations under relevant tax rules. In 2013, the Sohu Group recognized a tax payable amount of $21.4 million for an uncertain tax position arising from certain equity transactions that may be considered by PRC tax authorities to have resulted in taxable income. The $3.1 million balance brought forward from previous years was related to an uncertain tax position generated in 2009.

The Group does not anticipate that the uncertain tax positions will significantly increase or decrease within twelve months of December 31, 2015.

13. Commitments and Contingencies

Contractual Obligations

The following table sets forth the Group’s contractual obligations as of December 31, 2015 (in thousands):

As of December 31,	2016	2017	2018	2019	2020	Thereafter	Total Payments Required
Purchase of content and services-video	96,730	18,347	15,383	0	0	0	130,460
Purchase of cinema advertisement slot rights	23,745	26,868	10,262	1,010	0	0	61,885
Purchase of bandwidth	40,622	4,385	2,351	102	0	0	47,460
Operating lease obligations (1)	20,472	11,432	4,392	917	0	0	37,213
Expenditures for operating rights of licensed games with technological feasibility	5,818	20,350	0	0	0	0	26,168
Purchase of content and services-others	13,089	2,081	23	0	0	0	15,193
Fees for rights to operate licensed games in development	3,038	150	0	0	0	0	3,188
Expenditures for rights to titles and characters of games in development	1,623	0	0	0	0	0	1,623
Others	8,373	374	56	1	0	0	8,804

Total payments required	213,510	83,987	32,467	2,030	0	0	331,994

Note (1): For the years ended December 31, 2015, 2014 and 2013, rental expense included in the operating lease was approximately $27.9 million, $34.6 million, and $29.5 million, respectively.

Litigation

The Sohu Group is a party to various litigation matters which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Group’s business, results of operations, financial condition and cash flows.

The Group was not involved in any significant litigation during 2015.

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

14. Contingent Consideration

Changyou’s acquisition of Beijing Doyo Internet Technology Co., Ltd. (“Doyo”) included a contingent consideration arrangement that requires additional consideration to be paid by Changyou based on the financial performance of Doyo for the fiscal years 2013 through 2015. The fair value of the contingent consideration was recognized on the acquisition date using the income approach/ discounted cash flow method with a scenario analysis applied. There were no indemnification assets involved. In March 2015, as Doyo’s performance had exceeded the relevant performance milestone, Changyou re-classified such contingent consideration to other short-term liabilities in the amount of $6.0 million in the consolidated balance sheet. In September 2015, Changyou entered into an agreement to sell all of the equity interests of Doyo. The aggregate consideration under the agreement includes cash consideration of approximately $2.9 million, and forgiveness, upon the completion of the sale, of the $6.0 million contingent consideration payable. The transaction was completed on October 27, 2015 and there was no further gain or loss recognized in the Group’s consolidated statements of comprehensive income.

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

Under contractual agreements with the Sohu Group, Dr. Charles Zhang and those other executive officers and employees of the Sohu Group who are shareholders of the consolidated VIEs are required to transfer their ownership in these entities to the Group, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Group at any time as requested by the Group to repay the loans outstanding. All voting rights of the consolidated VIEs are assigned to the Sohu Group, and the Group has the right to designate all directors and senior management personnel of the consolidated VIEs, and also has the obligation to absorb losses of the consolidated VIEs. Dr. Charles Zhang and those other executive officers and employees of the Sohu Group who are shareholders of the consolidated VIEs have pledged their shares in the consolidated VIEs as collateral for the loans. As of December 31, 2015, the aggregate amount of these loans was $9.3 million.

Under its contractual arrangements with the consolidated VIEs, the Sohu Group has the power to direct activities of the VIEs, and can have assets transferred freely out of the VIEs without any restrictions. Therefore, the Group considers that there is no asset of a consolidated VIE that can be used only to settle obligations of the VIEs, except for registered capital and PRC statutory reserves of the VIEs. As of December 31, 2015, the registered capital and PRC statutory reserves of the consolidated VIEs totaled $79.6 million. As all of the consolidated VIEs are incorporated as limited liability companies under the PRC Company Law, creditors of the consolidated VIEs do not have recourse to the general credit of the Sohu Group for any of the liabilities of the consolidated VIEs. Currently there is no contractual arrangement that could require the Sohu Group to provide additional financial support to the consolidated VIEs. As the Sohu Group is conducting certain business in the PRC mainly through the consolidated VIEs, the Group may provide such support on a discretionary basis in the future, which could expose the Group to a loss.

The Sohu Group classified the consolidated VIEs within the Sohu Group as principal VIEs or immaterial VIEs based on certain criteria, such as the VIEs’ total assets or revenues. The following is a summary of the principal VIEs within the Sohu Group:

Basic Information for Principal VIEs

For Sohu Business

High Century

Beijing Century High Tech Investment Co., Ltd. (“High Century”) was incorporated in 2001. As of December 31, 2015, the registered capital of High Century was $4.6 million and Dr. Charles Zhang and Wei Li held 80% and 20% interests, respectively, in this entity.

Sohu Internet

Sohu Internet was incorporated in 2003. In the fourth quarter of 2015, Heng Da Yi Tong transferred its 25% equity interest in Sohu Internet to High Century. As of December 31, 2015, the registered capital of Sohu Internet was $1.6 million and High Century held a 100% interest in this entity.

Donglin

Beijing Sohu Donglin Advertising Co., Ltd. (“Donglin”) was incorporated in 2010. In the second quarter of 2015, High Century transferred its 50% equity interest in Donglin to Sohu Internet. As of December 31, 2015, the registered capital of Donglin was $1.5 million and Sohu Internet held a 100% interest in this entity.

Heng Da Yi Tong

Beijing Heng Da Yi Tong Information Technology Co., Ltd. (“Heng Da Yi Tong ”) was incorporated in 2002. As of December 31, 2015, the registered capital of Heng Da Yi Tong was $1.2 million and Dr. Charles Zhang and Wei Li held 80% and 20% interests, respectively, in this entity.

Focus Interactive

Beijing Focus Interactive Information Service Co., Ltd. (“Focus Interactive”) was incorporated in July 2014. In the second quarter of 2015, High Century transferred its 100% equity interest in Focus Interactive to Heng Da Yi Tong. As of December 31, 2015, the registered capital of Focus Interactive was $1.6 million and Heng Da Yi Tong held 100% of the equity interests in this entity.

Pilot New Era

Beijing Pilot New Era Advertising Co., Ltd. (“Pilot New Era”) was incorporated in 2010. In the third quarter of 2015, High Century and Sohu Internet, who each held a 50% equity interest in Pilot New Era, transferred all of their equity interests in Pilot New Era to Focus Interactive. As of December 31, 2015, the registered capital of Pilot New Era was $0.7 million and Focus Interactive held a 100% interest in this entity.

Tianjin Jinhu

Tianjin Jinhu Culture Development Co., Ltd. (“Tianjin Jinhu”) was incorporated in 2011. As of December 31, 2015, the registered capital of Tianjin Jinhu was $0.5 million and Ye Deng and Xuemei Zhang each held a 50% interest in this entity.

Guangzhou Qianjun

Guangzhou Qianjun was incorporated in October 2014. As of December 31, 2015, the registered capital of Guangzhou Qianjun was $3.3 million and Tianjin Jinhu held a 100% interest in this entity.

For Sogou Business

Sogou Information

Sogou Information was incorporated in 2005. As of December 31, 2015, the registered capital of Sogou Information was $2.5 million and Xiaochuan Wang, Sogou’s Chief Executive Officer, High Century and Tencent held 10%, 45% and 45% interests, respectively, in this entity.

For Changyou Business

Gamease

Gamease was incorporated in 2007. In the second quarter of 2015, Changyou completed the transfer of the equity interests in Gamease held by Tao Wang, the former Chief Executive Officer of Changyou, and Dewen Chen, the current Co-Chief Executive Officer of Changyou, to High Century. As of December 31, 2015, the registered capital of Gamease was $1.3 million and High Century held a 100% interest in this entity.

Guanyou Gamespace

Beijing Guanyou Gamespace Digital Technology Co., Ltd. (“Guanyou Gamespace”) was incorporated in 2010. In July 2015, Tao Wang and Dewen Chen transferred their equity interests in Guanyou Gamespace to Gamease, and in the same month Gamease transferred its equity interests in Guanyou Gamespace to Beijing Changyou Star Digital Technology Co., Ltd. (“Changyou Star”), of which 50% of the equity interests are held by Dewen Chen and 50% are held by Jie Liu, a Changyou employee. As of December 31, 2015, the registered capital of Guanyou Gamespace was $1.5 million and Changyou Star held a 100% interest in this entity.

Shanghai ICE

Shanghai ICE Information Technology Co., Ltd. (“Shanghai ICE”) was acquired by Changyou in 2010. In the fourth quarter of 2015, Runa Pi and Rong Qi, who each held a 50% equity interest in Shanghai ICE, transferred all of their equity interests in Shanghai ICE to Gamease. As of December 31, 2015, the registered capital of Shanghai ICE was $1.2 million and Gamease held a 100% interest in this entity.

Wuhan Baina Information

Baina (Wuhan) Information Technology Co., Ltd. (“Wuhan Baina Information”) was acquired by Gamease in July 2014. In the fourth quarter of 2015, Gamease transferred its 60% equity interest in Wuhan Baina Information to Changyou Star. As of December 31, 2015, the registered capital of Wuhan Baina Information was $3.0 million and Changyou Star and Yongzhi Yang, the chief executive officer of MoboTap, held 60% and 40% interests, respectively, in this entity.

Financial Information

The following financial information of the Sohu Group’s consolidated VIEs (including subsidiaries of VIEs) is included in the accompanying consolidated financial statements (in thousands):

	As of December 31,
	2014	2015
ASSETS:
Cash and cash equivalents	$39,534	$131,270
Restricted time deposit	294	0
Accounts receivable, net	129,881	135,925
Prepaid and other current assets	23,827	101,951
Intercompany receivables due from the Company’s subsidiaries	176,902	140,396

Total current assets	370,438	509,542

Fixed assets, net	12,597	7,362
Goodwill	154,774	36,351
Long-term investments, net	7,348	15,960
Intangible assets, net	39,726	18,266
Other non-current assets	71,767	12,057

Total assets	$656,650	$599,538

LIABILITIES:
Accounts payable	$3,495	$23,757
Accrued and other short-term liabilities	78,051	79,012
Receipts in advance and deferred revenue	53,641	55,319
Other current liabilities	53,564	141,247
Intercompany payables due to the Company’s subsidiaries	259,009	175,178

Total current liabilities	447,760	474,513

Other long-term liabilities	25,262	24,575

Total liabilities	$473,022	$499,088

	As of December 31,
	2013	2014	2015
Net revenue	$1,028,281	$1,063,655	$1,181,354
Net loss	$(32,919)	$(90,840)	$(78,722)

For the table below, consolidated VIEs (including subsidiaries of VIEs) under the Sohu segment and the Sogou segment are classified as Sohu’s VIEs, and consolidated VIEs (including subsidiaries of VIEs) under the Changyou segment are classified as Changyou’s VIEs.

Cash flows of Sohu’s VIEs	Year ended December 31,
	2013	2014	2015
Net cash provided by /(used in) operating activities	$(715)	$29,344	$113,042
Net cash used in investing activities	(926)	(27,306)	(16,579)
Net cash provided by financing activities	$1,476	$18,535	$2,855

Cash flows of Changyou’s VIEs	Year ended December 31,
	2013	2014	2015
Net cash provided by /(used in) operating activities	$102,086	$39,827	$(74,415)
Net cash provided by /(used in) investing activities	(53,925)	(131,788)	71,687
Net cash used in financing activities	$0	$(793)	$0

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

Loan agreements and equity pledge agreements between AmazGame and the sole shareholder of Gamease and between Gamespace and the sole shareholder of Guanyou Gamespace. The loan agreements provide for loans to the respective shareholders of Gamease and Guanyou Gamespace for the shareholders to make contributions to the registered capital of Gamease and Guanyou Gamespace in exchange for 100% of the equity interests in Gamease and Guanyou Gamespace. The loans are interest free and are repayable on demand, but the shareholders can only repay the loans by transferring to AmazGame and Gamespace, as the case may be, their equity interests in Gamease and Guanyou Gamespace. Under the equity pledge agreements, the respective shareholders of Gamease and Guanyou Gamespace pledge to AmazGame and Gamespace, their equity interests in Gamease and Guanyou Gamespace to secure the performance of their obligations under the loan agreements and Gamease’s and Guanyou Gamespace’s obligations to AmazGame and Gamespace under the various VIE-related agreements. If the shareholders breach their obligations under any VIE-related agreements (Gamease’s or Guanyou Gamespace’s breach of any of its obligations under the various applicable VIE-related agreements will be treated as its shareholder’s breach of its obligations), including the equity pledge agreements, AmazGame and Gamespace are entitled to exercise their rights as the beneficiaries under the applicable equity pledge agreements, including all rights the respective shareholders have as shareholders of Gamease or Guanyou Gamespace.

Equity interest purchase right agreements among AmazGame, Gamease and the sole shareholder of Gamease and among Gamespace, Guanyou Gamespace and the sole shareholder of Guanyou Gamespace. Pursuant to these agreements, AmazGame and Gamespace have the right, exercisable at any time during the terms of these agreements, if and when it is legal to do so under PRC law, to purchase from the respective shareholders of Gamease and Guanyou Gamespace all or any part of their equity interests in Gamease and Guanyou Gamespace at a purchase price equal to their initial contributions to registered capital of Gamease and Guanyou Gamespace..

Powers of attorney executed by the sole shareholder of Gamease in favor of AmazGame and by the sole shareholder of Guanyou Gamespace in favor of Gamespace, with a term of 10 years. These powers of attorney give the respective boards of directors of AmazGame and Gamespace the exclusive right to appoint nominees to act on behalf of their respective shareholders in connection with all actions to be taken by Gamease and Guanyou Gamespace.

Business operation agreements among AmazGame, Gamease and the sole shareholder of Gamease and among Gamespace, Guanyou Gamespace and the sole shareholder of Guanyou Gamespace. These agreements set forth the right of AmazGame and Gamespace to control the actions of Gamease and Guanyou Gamespace, as the case may be, and the respective shareholders of Gamease and Guanyou Gamespace. Each agreement has a term of 10 years.

Share pledge agreement among Beijing Baina Technology, Wuhan Baina Information and the shareholders of Wuhan Baina Information, which are Gamease and Yongzhi Yang. Pursuant to this share pledge agreement, the shareholders pledged to Beijing Baina Technology their equity interests in Wuhan Baina Information, to secure the performance of their obligations and Wuhan Baina Information’s obligations under the various VIE-related agreements. If the shareholders breach their obligations under any VIE-related agreements (Wuhan Baina Information’s breach of any of its obligations under the various VIE-related agreements will be treated as the shareholders’ breach of their obligations), including the share pledge agreement, Beijing Baina Technology is entitled to exercise its rights as the beneficiary under the share pledge agreement, including all rights of the shareholders as shareholders of Wuhan Baina Information.

Call option agreement among Beijing Baina Technology, Wuhan Baina Information, Changyou Star and Yongzhi Yang. This agreement provides to Beijing Baina Technology and any third party designated by Beijing Baina Technology the right, exercisable at any time during the term of the agreement, if and when it is legal to do so under PRC law, to purchase from Changyou Star and Yongzhi Yang all or any part of their shares in Wuhan Baina Information or to purchase from Wuhan Baina Information all or part of its assets or business at the lower of RMB1.00 (approximately $0.15) or the lowest purchase price permissible under PRC law.

Business Operation Agreement among Beijing Baina Technology, Wuhan Baina Information, Changyou Star and Yongzhi Yang. This agreement grants Beijing Baina Technology effective control of Wuhan Baina Information.

Business Arrangements Between Subsidiaries and Consolidated VIEs

Exclusive technology consulting and service agreement between Sohu Era and Sohu Internet. Pursuant to this agreement Sohu Era has the exclusive right to provide technical consultation and other related services to Sohu Internet, in exchange for a percentage of the gross revenue of Sohu Internet. The agreement has an initial term of two years, and is renewable at the request of Sohu Era.

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

16. Sohu.com Inc. Shareholders’ Equity

Summary of Sohu.com Inc.’s outstanding shares (in thousands):

	Number of Outstanding Shares As of December 31,
	2013	2014	2015
Common stock:
Balance, beginning of year	38,089	38,326	38,507
Issuance of common stock	237	181	146

Balance, end of year	38,326	38,507	38,653

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

Treasury Stock

Treasury stock consists of shares repurchased by Sohu.com Inc. that are no longer outstanding and are held by Sohu.com Inc. Treasury stock is accounted for under the cost method. For the years ended December 31, 2015 and 2014, the Company did not repurchase any shares of its common stock.

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

For the years ended December 31, 2015, 2014 and 2013, total share-based compensation expense recognized for awards under the Sohu 2000 Stock Incentive Plan was nil, $1.4 million and $2.2 million, respectively.

i) Summary of share option activity

A summary of share option activity under the Sohu 2000 Stock Incentive Plan as of and for the year ended December 31, 2015 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at January 1, 2015	110	$19.20	0.41	$3,737
Exercised	(110)	19.20
Forfeited or expired	0

Outstanding at December 31, 2015	0	0	0	0

Vested at December 31, 2015	0	0	0	0

Exercisable at December 31, 2015	0	0	0	0

Note (1): The total intrinsic value of share options exercised for the year ended December 31, 2015 was $4.5 million.

No options have been granted under Sohu’s 2000 Stock Incentive Plan since 2006. For the years ended December 31, 2015, 2014 and 2013, no share-based compensation expense was recognized for share options because the requisite service periods for share options had ended by the end of 2009.

For the years ended December 31, 2015, 2014 and 2013, total cash received from the exercise of share options amounted to $2.1 million, $0.6 million and $1.9 million, respectively.

ii) Summary of restricted share unit activity

In 2015, there was no share-based compensation expense recognized for the restricted shares units under the Sohu 2000 Stock Incentive Plan, as these awards were fully vested in the first quarter of 2014.

For the years ended December 31, 2014 and 2013, total share-based compensation expense recognized for restricted share units was $1.4 million and $2.2 million, respectively. The total fair value on their respective vesting dates of restricted share units vested during the years ended December 31, 2014 and 2013 was $9.3 million and $6.2 million, respectively.

Sohu’s 2010 Stock Incentive Plan

On July 2, 2010, the Company’s shareholders adopted the Sohu 2010 Stock Incentive Plan, which provides for the issuance of up to 1,500,000 shares of common stock, including shares issued pursuant to the vesting and settlement of restricted share units and pursuant to the exercise of share options. The maximum term of any stock right granted under the Sohu 2010 Stock Incentive Plan is ten years from the grant date. The Sohu 2010 Stock Incentive Plan will expire on July 1, 2020. As of December 31, 2015, 351,594 shares were available for grant under the Sohu 2010 Stock Incentive Plan.

i) Summary of share option activity

On February 7, 2015, the Company’s Board of Directors approved contractual grants of options for the purchase of an aggregate of 1,068,000 shares of common stock to the Company’s management and key employees with nominal exercise prices of $0.001. These awards are expected to vest and become exercisable in four equal installments over a period of four years, with each installment vesting upon satisfaction of a service period requirement and certain subjective performance targets. Because the grant date had not been established as of December 31, 2015, compensation expense was accrued beginning on the service inception date and will be re-measured based on the then-current fair value of the awards on each subsequent reporting date until the grant date is established. To determine the fair value of these share options, the public market price of the underlying shares at each reporting date was used and a binomial valuation model was applied.

For the year ended December 31, 2015, total share-based compensation expense recognized for these share options was $25.6 million.

ii) Summary of restricted share unit activity

A summary of restricted share unit activity under the Sohu 2010 Stock Incentive Plan as of and for the year ended December 31, 2015 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2015	67	$78.16
Granted	17	53.71
Vested	(31)	69.12
Forfeited	(21)	84.15

Unvested at December 31, 2015	32	70.24

Expected to vest thereafter	23	70.24

For the years ended December 31, 2015, 2014 and 2013, total share-based compensation expense recognized for restricted share units was $2.2 million, $3.0 million and $1.6 million, respectively.

As of December 31, 2015, there was $1.2 million of unrecognized compensation expense related to unvested restricted share units. The expense is expected to be recognized over a weighted average period of 0.82 years. The total fair value on their respective vesting dates of restricted share units vested during the years ended December 31, 2015, 2014 and 2013 was $1.6 million, $1.2 million and $1.0 million, respectively.

2) Sogou Inc. Share-based Awards

Sogou 2010 Share Incentive Plan

Sogou adopted a share incentive plan on October 20, 2010. The number of Sogou ordinary shares issuable under the plan was 41,500,000 after an amendment that was effective August 22, 2014 (as amended, the “Sogou 2010 Share Incentive Plan”). Awards of share rights may be granted under the Sogou 2010 Share Incentive Plan to management and employees of Sogou and of any present or future parents or subsidiaries or variable interest entities of Sogou. The maximum term of any share right granted under the Sogou 2010 Share Incentive Plan is ten years from the grant date. The Sogou 2010 Share Incentive Plan will expire on October 19, 2020. As of December 31, 2015, Sogou had granted options for the purchase of 32,913,825 ordinary shares under the 2010 Sogou Share Incentive Plan.

Of the granted options for the purchase of 32,913,825 shares, options for the purchase of 24,603,825 shares vest and become exercisable in four equal installments, with each installment vesting upon a service period requirement for management and key employees being met, as well as Sogou’s achievement of performance targets for the corresponding period. The performance target for each installment is set at the beginning of each vesting period. Accordingly, for purposes of recognition of share-based compensation expense, each installment is considered to be granted as of that date. As of December 31, 2015, performance targets had been set for options for the purchase of 23,017,447 shares, subject to vesting upon service period requirements for management and key employees being met and Sogou’s achievement of performance targets and, accordingly, such options were considered granted for purposes of recognition of share-based compensation expense. As of December 31, 2015, options for the purchase of 22,659,309 shares had become vested and exercisable because both the service period and the performance requirements had been met, and of such vested options, options for the purchase of 19,118,430 shares had been exercised.

Of the granted share options, options for the purchase of 8,310,000 shares vest and become exercisable in four or five equal installments, with (i) the first installment vesting upon Sogou’s completion of an IPO of its ordinary shares (“Sogou’s IPO”) and the expiration of all underwriters’ lockup periods applicable to Sogou’s IPO, and (ii) each of the three or four subsequent installments vesting on the first, second, third and, if applicable, fourth anniversary dates, respectively, of the closing of Sogou’s IPO. The completion of an IPO is considered to be a performance condition of the awards. An IPO is not considered to be probable until it is completed. Under ASC 718, compensation cost should be accrued if it is probable that the performance condition will be achieved and should not be accrued if it is not probable that the performance condition will be achieved. As a result, no compensation expense will be recognized related to these options until the completion of an IPO, and hence no share-based compensation expense was recognized for the year ended December 31, 2015 for the options for the purchase of 8,310,000 shares that are subject to vesting upon completion of Sogou’s IPO.

On June 15, 2013, Sogou granted options for the purchase of 3,960,000 ordinary shares that would have vested and become exercisable in four equal installments, with (i) the first installment vesting upon the first anniversary of the occurrence of either (each, an “Event”): (a) completion of Sogou’s IPO or (b) the consolidation of Sogou with or the acquisition of Sogou by another person or entity in a sale of all or substantially all of Sogou’s assets or shares, and (ii) each of the three subsequent installments vesting on the second, third and fourth anniversaries, respectively, of the occurrence of an Event. However, if there was no Event by June 15, 2015, all installments of the options would cease to vest and expire. As there had not been an Event as of June 15, 2015, all of the options ceased to vest and expired.

A summary of share option activity under the Sogou 2010 Stock Incentive Plan as of and for the year ended December 31, 2015 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2015	19,117	$0.236
Granted	1,509	0.001
Exercised	(3,826)	0.001
Forfeited or expired	(4,591)	0.001

Outstanding at December 31, 2015	12,209	0.369	7.06

Vested at December 31, 2015 and expected to vest thereafter	3,621

Exercisable at December 31, 2015	3,541

For the years ended December 31, 2015, 2014 and 2013, total share-based compensation expense recognized for share options under the Sogou 2010 Share Incentive Plan was $7.3 million, $31.4 million and $3.1 million, respectively.

As of December 31, 2015, there was $0.2 million of unrecognized compensation expense related to the unvested share options. The expense is expected to be recognized over a weighted average period of 0.85 years.

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

The fair value of the options granted to Sogou management and key employees was estimated on the date of grant using the Binomial option—pricing model (the “BP Model”) with the following assumptions used:

Granted to Employees	2013	2014	2015
Average risk-free interest rate	2.10%~2.87%	2.62%~3.05%	2.48%~2.77%
Exercise multiple	2~3	2~3	2~3
Expected forfeiture rate (post-vesting)	1.3%~6.0%	0%~12%	1%~12%
Weighted average expected option life	9	7	8
Volatility rate	47%~49%	49%~54%	47%~51%
Dividend yield	0%	0%	0%
Fair value	0.67	5.85~6.35	3.58

Sogou estimated the risk-free rate based on the market yields of U.S. Treasury securities with an estimated country-risk differential as of the valuation date. An exercise multiple was estimated as the ratio of the fair value of the shares over the exercise price as of the time the option is exercised, based on consideration of research studies regarding exercise patterns based on historical statistical data. In Sogou’s valuation analysis, a multiple of two was applied for employees and a multiple of three was applied for management. Sogou estimated the forfeiture rate to be 1% for Sogou management’s share options granted as of December 31, 2015 and 12% for Sogou employees’ share options granted as of December 31, 2015. The life of the share options is the contract life of the option. Based on the option agreement, the contract life of the option is 10 years. The expected volatility at the valuation date was estimated based on the historical volatility of comparable companies for the period before the grant date with length commensurate with the expected term of the options. Sogou has no history or expectation of paying dividends on its ordinary shares. Accordingly, the dividend yield is estimated to be 0%.

Sohu Management Sogou Share Option Arrangement

Under an arrangement providing for Sogou share-based awards to be available for grants to members of Sohu’s Board of Directors, management and other key employees (“Sohu Management Sogou Share Option Arrangement”), which was approved by the boards of directors of Sohu and Sogou in March 2011, Sohu has the right to provide to members of Sohu’ Board of Directors, management and other key employees the opportunity to purchase from Sohu up to 12,000,000 ordinary shares of Sogou at a fixed exercise price of $0.625 or $0.001 per share. Of these 12,000,000 ordinary shares, 8,800,000 are Sogou ordinary shares previously held by Sohu and 3,200,000 are Sogou ordinary shares that were newly-issued on April 14, 2011 by Sogou to Sohu at a price of $0.625 per share, or a total of $2.0 million. As of December 31, 2015, Sohu had granted options for the purchase of 10,724,500 Sogou ordinary shares to members of Sohu’ Board of Directors, management and other key employees under the Sohu Management Sogou Share Option Arrangement.

Of the granted options for the purchase of 10,724,500 shares, options for the purchase of 8,309,500 shares vest and become exercisable in four equal installments, with each installment vesting upon a service period requirement for Sohu’s management and key employees being met, as well as Sogou’s achievement of performance targets for the corresponding period. The performance target for each installment is set at the beginning of each vesting period. Accordingly, for purposes of recognition of share-based compensation expense, each installment is considered to be granted as of that date. As of December 31, 2015, performance targets had been set for options for the purchase of 8,232,000 shares vesting upon service period requirements for Sohu’s management and key employees being met and Sogou’s achievement of performance targets and, accordingly, such share options were considered granted. As of December 31, 2015, options for the purchase of 8,142,240 shares had become vested and exercisable because both the service period and the performance requirements had been met, and vested options for the purchase of 6,979,700 shares had been exercised.

As of December 31, 2015, options for the purchase of 15,000 shares granted to members of Sohu’ Board of Directors had vested and become exercisable, as the service period requirement had been met.

The remaining options for the purchase of 2,400,000 shares vest and become exercisable in five equal installments, with (i) the first installment vesting upon Sogou’s IPO and the expiration of all underwriters’ lockup periods applicable to the IPO, and (ii) each of the four subsequent installments vesting on the first, second, third and fourth anniversary dates, respectively, of the closing of Sogou’s IPO. All installments of the options for the purchase of 2,400,000 shares that are subject to vesting upon the completion of Sogou’s IPO were considered granted upon the issuance of the options. The completion of a firm commitment IPO is considered to be a performance condition of the awards. An IPO event is not considered to be probable until it is completed. Under ASC 718, compensation cost should be accrued if it is probable that the performance condition will be achieved and should not be accrued if it is not probable that the performance condition will be achieved. As a result, no compensation expense will be recognized related to these options until the completion of an IPO, and hence no share-based compensation expense was recognized for the year ended December 31, 2015 for these options for the purchase of 2,400,000 shares.

A summary of share option activity as of and for the year ended December 31, 2015 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2015	4,165	$0.625
Granted	92	0.524
Exercised	(587)	0.622
Forfeited or expired	(6)	0.625

Outstanding at December 31, 2015	3,664	0.623	6.67

Vested at December 31, 2015 and expected to vest thereafter	1,175

Exercisable at December 31, 2015	1,175

For the years ended December 31, 2015, 2014 and 2013, total share-based compensation expense recognized for share options under the Sohu Management Sogou Share Option Arrangement was $1.0 million, $8.9 million and $0.7 million, respectively.

As of December 31, 2015, there was no unrecognized compensation expense related to unvested share options.

The method used to determine the fair value of share options granted to members of Sohu’s Board of Directors, management and other employees was the same as the method used for the share options granted to Sogou’s management and key employees as described above, except for the assumptions used in the BP Model as presented below:

Granted to Employees	2013	2014	2015
Average risk-free interest rate	2.10%~2.87%	2.62%~2.93%	2.67%~3.01%
Exercise multiple	2~3	2~3	2~3
Expected forfeiture rate (Post-vesting)	0%-8%	0%~8%	0%
Weighted average expected option life	9	7	8
Volatility rate	47%~48%	52%~54%	50%~53%
Dividend yield	0%	0%	0%
Fair value	0.27~0.38	5.23	2.96~7.03

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

As of December 31, 2015, options for the purchase of 11,660,200 shares granted under the Sogou 2010 Share Incentive Plan and options for the purchase of 40,800 shares granted under the Sohu Management Sogou Share Option Arrangement, or options for the purchase of a total of 11,701,000 shares, had been exercised early but had not been distributed to the beneficiaries of the trusts. All of the early-exercised shares that were distributed to those beneficiaries by the trusts in accordance with the vesting requirements under the original option agreements have been included in the disclosures under the headings “Sogou 2010 Share Incentive Plan” and “Share-based Awards to Sohu Management” above.

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

As of December 31, 2015, unvested Tencent restricted share unit awards held by these employees provided for the issuance of up to 169,550 ordinary shares of Tencent, taking into consideration a five-for-one split of Tencent’s shares that became effective in May 2014. For the years ended December 31, 2015, 2014 and 2013, share-based compensation expense of $2.0 million, $4.9 million and $1.6 million, respectively, related to these Tencent restricted share units was recognized in the Group’s consolidated statements of comprehensive income. As of December 31, 2015, there was $1.0 million of unrecognized compensation expense related to these unvested restricted share units. This amount is expected to be recognized over a weighted average period of 1.94 years.

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

Through December 31, 2015, Changyou had granted under the Changyou 2008 Share Incentive Plan 15,000,000 ordinary shares to its former chief executive officer Tao Wang, through Prominence Investments Ltd., which is an entity that may be deemed under applicable rules of the Securities and Exchange Commission to be beneficially owned by Tao Wang. As of December 31, 2015, Changyou had also granted under the Changyou 2008 Share Incentive Plan restricted share units, settleable upon vesting by the issuance of an aggregate of 4,614,098 ordinary shares, to certain members of its management other than Tao Wang, and certain other Changyou employees.

For the years ended December 31, 2015, 2014 and 2013, total share-based compensation expense recognized for awards under the Changyou 2008 Share Incentive Plan was negative $0.2 million, $1.3 million and $1.2 million, respectively. The negative amount in 2015 resulted from Changyou’s reversal of share-based compensation expense for restricted share units that were cancelled due to the termination of the holders’ employment prior to vesting.

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

ii) Share-based Awards granted after Changyou’s IPO

Through December 31, 2015, in addition to the share-based awards granted before Changyou’s IPO, Changyou had granted restricted share units, settleable upon vesting with the issuance of an aggregate of 1,581,226 ordinary shares, to certain members of its management other than Tao Wang and to certain of its other employees. These restricted share units are subject to vesting over a four-year period commencing on their grant dates. Share-based compensation expense for such restricted share units is recognized on an accelerated basis over the requisite service period. The fair value of restricted share units was determined based on the market price of Changyou’s ADSs on the grant date.

A summary of activity for these restricted share units as of and for the year ended December 31, 2015 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2015	220	$14.09
Granted	0	0
Vested	(95)	14.14
Forfeited	(105)	14.02

Unvested at December 31, 2015	20	14.25

Expected to vest thereafter	20	14.25

For the years ended December 31, 2015, 2014 and 2013, total share-based compensation expense recognized for these restricted share units was negative $0.2 million, $1.3 million and $1.5 million, respectively.

As of December 31, 2015, there was $0.1 million of unrecognized compensation expense related to these unvested restricted share units. The expense is expected to be recognized over a weighted average period of 0.86 years. The total fair value of these restricted share units vested during the years ended December 31, 2015, 2014 and 2013 was $0.9 million, $1.1 million and $5.5 million, respectively.

Changyou 2014 Share Incentive Plan

On June 27, 2014, Changyou reserved 2,000,000 of its Class A ordinary shares under the Changyou.com Limited 2014 Share Incentive Plan (the “Changyou 2014 Share Incentive Plan”) for the purpose of making share incentive awards to certain members of its management and key employees. On November 2, 2014, the number of Class A ordinary shares reserved under the Changyou 2014 Share Incentive Plan increased from 2,000,000 to 6,000,000. As of December 31, 2015, 2,580,000 shares were available for grant under the Changyou 2014 Share Incentive Plan.

i) Summary of share option activity

On November 2, 2014, Changyou approved the contractual grant of an aggregate of 2,416,000 Class A restricted share units to certain members of its management and certain other employees. On February 16, 2015, Changyou’s Board of Directors approved the conversion of 2,400,000 of these Class A restricted share units into options for the purchase of Class A ordinary shares at an exercise price of $0.01. On June 1, 2015, Changyou’s Board of Directors approved the contractual grant of options for the purchase of an aggregate of 1,998,000 Class A restricted share units to certain members of its management and certain other employees at an exercise price of $0.01.

These options provide for vesting in four equal installments over a period of four years, with each installment vesting upon satisfaction of a service period requirement and the achievement of certain subjective performance targets. The grant date had not been established as of December 31, 2015, because a mutual understanding had not been reached between Changyou and the recipients clarifying the subjective performance requirements. Compensation expense for these options is accrued commencing on the service inception date and is re-measured based on the then-current fair value of the options on each subsequent reporting date until the grant date is established. To determine the fair value of these share options, the public market price of the underlying shares at each reporting date was used and a binomial valuation model was applied.

During 2015, 450,000 share options were vested. As of December 31, 2015, there were 450,000 share options that were vested and remained exercisable, with a weighted average remaining contractual life of 8.84 years and aggregate intrinsic value of $5.6 million.

For the years ended December 31, 2015 and 2014, total share-based compensation expense recognized for awards under the Changyou 2014 Share Incentive Plan was $15.2 million and $2.6 million, respectively. The total fair values of share options vested on their respective vesting dates for the years ended December 31, 2015 and 2014 was $4.7 million and nil, respectively.

ii) Summary of restricted share unit activity

As of December 31, 2015, Changyou had contractually granted under the 2014 Share Incentive Plan an aggregate of 16,000 Class A restricted share units to an employee. These Class A restricted share units are subject to vesting over a four-year period commencing on their grant dates. The fair values as of the grant dates of the restricted share units were determined based on market price of Changyou’s ADSs on the grant dates.

A summary of activity for these restricted share units as of and for the year ended December 31, 2015 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2015	16	$12.64
Granted	0
Vested	0
Forfeited	(16)	12.64

Unvested at December 31, 2015	0

Expected to vest thereafter	0

Due to the termination of employment of an employee during the second quarter of 2015 prior to vesting of the restricted share units held by the employee, Changyou reversed share-based compensation expense in the amount of $17,000. As of December 31, 2015, there was no unrecognized compensation expense for these restricted share units, as all of them had been forfeited.

4) Sohu Video Share-based Awards

On January 4, 2012, Sohu Video adopted the Video 2011 Share Incentive Plan, under which 25,000,000 ordinary shares of Sohu Video are reserved for the purpose of making share incentive awards to management and key employees of Sohu Video and to Sohu management. The maximum term of any share incentive award granted under the Video 2011 Share Incentive Plan is ten years from the grant date. The Video 2011 Share Incentive Plan will expire on January 3, 2021. As of December 31, 2015, grants of options for the purchase of 16,368,200 ordinary shares of Sohu Video had been contractually made and were subject to vesting in four equal installments, with each installment vesting upon a service period requirement being met, as well as Sohu Video’s achievement of performance targets for the corresponding period. As of December 31, 2015, options for the purchase of 4,972,800 ordinary shares were vested.

For the years ended December 31, 2015 and 2014, total share-based compensation expense recognized for vested options under the Video 2011 Share Incentive Plan was $0.3 million and $4.0 million, respectively.

The fair value of the options contractually granted to management and key employees of Sohu Video and to Sohu management was estimated on the reporting date using the BP Model, with the following assumptions used:

Assumptions Adopted	2015
Average risk-free interest rate	2.54%
Exercise multiple	2.8
Expected forfeiture rate (post-vesting)	10%
Weighted average expected option life	6
Volatility rate	57.7%
Dividend yield	0
Fair value	0.87

5) 7Road Share-based Awards

See Note 2—Summary of Significant Accounting Policies—Share-based Compensation Expense.

17. Changyou Share Repurchase Program

On July 27, 2013, Changyou’s Board of Directors authorized a share repurchase program of up to $100 million of the outstanding ADSs of Changyou over a two-year period from July 27, 2013 to July 26, 2015. In 2015, Changyou repurchased 610,046 ADSs, representing 1,220,092 ordinary shares, at an aggregate cost of approximately $14.2 million. As of the July 26, 2015 expiration date of the share repurchase program, Changyou had repurchased under the program an aggregate of 1,364,846 Changyou ADSs, representing 2,729,692 ordinary shares, at an aggregate cost of approximately $35 million.

18.	Significant Business Transactions

Changyou-related Transactions

On August 17, 2015, (i) Changyou’s VIE Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”), a PRC company that is a VIE of Changyou, completed the sale to Shanghai Yong Chong Investment Center LP, a PRC limited partnership, of all of the equity interests in Shenzhen 7Road Technology Co., Ltd., a PRC company primarily engaged in the Web game business, and (ii) Changyou.com (HK) Limited, a Hong Kong company that is a wholly-owned subsidiary of Changyou, completed the sale to Supermax Holdings Group Limited, a British Virgin Islands company, of all of the equity capital of Changyou My Sdn. Bhd, a Malaysia company, and Changyou.com (UK) Company Limited, a United Kingdom company, which are engaged in the online game business in Malaysia and the United Kingdom, respectively. The aggregate consideration for these transactions was $205.0 million in cash. As of December 31, 2015, all the consideration had been paid to Changyou. In connection with these transactions, a disposal gain of $55.1 million was recognized in the Group’s consolidated statements of comprehensive income. Income before tax of the disposal group was $75.9 million, $41.1million and $23.3 million, respectively, for the years ended December 31, 2013, 2014 and the period ended August 17, 2015.

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

In September 2015, Sogou purchased from Sohu Search and Photon, pursuant to the Repurchase Option Agreements entered into in September 2013, 24.0 million and 6.4 million Series A Preferred Shares of Sogou, for an aggregate purchase price of $78.8 million and $21.0 million, respectively. After these repurchases, the Sohu Group holds approximately 36% of the outstanding equity capital of Sogou, assuming that all share options under the Sogou 2010 Share Incentive Plan and all share options under the Sohu Management Sogou Share Option Arrangement are granted and exercised and that all of the 4.2 million Class A Ordinary Shares Sogou repurchased in June 2014 were issued to shareholders other than Sohu.com Inc.

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

Sohu’s Shareholding in Sogou

As of December 31, 2015, Sogou had outstanding a combined total of 330,870,013 ordinary shares and preferred shares held as follows:

(i)	Sohu: 132,230,550 Class A Ordinary Shares, of which 5,030,550 shares are subject to purchase from Sohu under options held by Sohu management and key employees;

(ii)	Photon:32,000,000 Series A Preferred Shares;

(iii)	Tencent: 6,757,875 Class A Ordinary Shares, 65,431,579 Series B Preferred Shares and 79,368,421 non-voting Class B Ordinary Shares; and

(iv)	Various employees of Sogou and Sohu: 15,081,588 Class A Ordinary Shares.

Because no ordinary shares will be issued with respect to share options granted by Sogou until they are vested and exercised, share options granted by Sogou that have not vested and vested share options that have not yet been exercised are not included as outstanding shares of Sogou and have no impact on the Sohu Group’s basic net income per share. Unvested share options with performance targets achieved and vested share options that have not yet been exercised do, however, have a dilutive impact on the Sohu Group’s dilutive net income per share. See Note 21—Net Income/(Loss) per Share.

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

19. Business Combinations

Sogou

Shi Ji Guang Su

On September 16, 2013, as part of the Sogou-Tencent Transactions, Sogou acquired from Tencent Shi Ji Guang Su, which conducts Soso search-related businesses, and other related assets for cash consideration of approximately $27.6 million (the “Shi Ji Guang Su Acquisition”). The Sohu Group began to consolidate Shi Ji Guang Su’s financial statements commencing September 16, 2013. Sogou had paid all of the $27.6 million consideration for the Shi Ji Guang Su Acquisition in 2014.

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

The acquired identifiable intangible assets represent the Dolphin Browser user base, technology and trademark, the useful lives of which were 2.4 years, 5.4 years and 10.4 years, respectively. The acquired user base was valued with the cost saving approach, and the acquired technology and trademark were valued with the income approach. Goodwill of $113.0 million primarily represents the expected synergies from combining the operations of Changyou and MoboTap, which are complementary to each other. In accordance with ASC 350, goodwill is not amortized but is tested for impairment and is not deductible for tax purposes.

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

In 2015, given that the performance of the Dolphin Browser operated by MoboTap was below original expectations, Changyou’s management concluded that the Dolphin Browser was unable to provide the expected synergies with Changyou’s platform business. Accordingly, Changyou recognized a $29.6 million impairment loss for goodwill and a $8.9 million impairment loss for acquired intangible assets generated in the acquisition of the MoboTap business.

Doyo

In November 2013, Changyou acquired 100% of the equity interests in Doyo, a game resources portal, for fixed cash consideration of approximately $6.5 million, and variable cash consideration up to a maximum of $7.3 million, which is payable if and when Doyo achieved performance milestones specified in the acquisition agreement. Changyou’s management performed with the assistance of a third party valuer a valuation as of the date of acquisition of the variable cash contingent consideration considering the possibility of Doyo’s achieving the milestones, and determined that the fair value was $4.8 million at the time of the acquisition. The Sohu Group began to consolidate Doyo’s financial statements upon the acquisition.

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

In September 2015, Changyou entered into an agreement to sell all of the equity interests of Doyo. The aggregate consideration under the agreement includes cash consideration of approximately $2.9 million, and forgiveness, upon the completion of the sale, of the $6.0 million contingent consideration payable. Management treated the fact that the total consideration for the sale of Doyo pursuant to the agreement will be lower than the carrying value of Doyo’s net assets as an indicator that the goodwill associated with Doyo might be impaired. Therefore, in September 2015, management performed a goodwill impairment test and recognized goodwill impairment in the amount of $1.9 million. The transaction was completed on October 27, 2015 and there was no further gain or loss recognized in the Group’s consolidated statements of comprehensive income.

RaidCall

On November 19, 2013, Changyou entered into an investment agreement with Beijing Kunlun Tech Co., Ltd. and certain of its affiliates (collectively, the “Kalends Group”), pursuant to which TalkTalk was incorporated in the British Virgin Islands and initially wholly-owned by the Kalends Group, RaidCall (HK) Limited (“RaidCall HK”) was incorporated in Hong Kong as a wholly-owned subsidiary of TalkTalk, and Beijing Changyou RaidCall Internet Technology Co., Ltd. (“Changyou RaidCall”) was incorporated in the PRC as a wholly-owned subsidiary of RaidCall HK. The Kalends Group then transferred to RaidCall HK and Changyou RaidCall all of the assets associated with a free social communication software platform, which is specifically designed for online gaming and music-related value-added services, that the Kalends Group operated through a series of Internet platforms (the “RaidCall Business”). On December 24, 2013, pursuant to the investment agreement, Changyou acquired 62.5% of the equity interests, on a fully-diluted basis, in TalkTalk for total cash consideration of $47.6 million. Of the total consideration, $27.6 million was paid to purchase from the Kalends Group a portion of the ordinary shares of TalkTalk held by the Kalends Group and $20.0 million was injected for newly-issued ordinary shares of TalkTalk. Also effective upon the closing of the transaction, 15% of the equity interests of TalkTalk on a fully-diluted basis were reserved for grants of equity incentive awards to key employees associated with RaidCall and the Kalends Group continued to hold the remaining 22.5% of the equity interests on a fully-diluted basis.

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

In 2014, Changyou’s management concluded that RaidCall was unable to provide the expected synergies with Changyou’s online games business. Accordingly, Changyou fully impaired the goodwill and intangible assets generated in the acquisition of the RaidCall business.

20. Noncontrolling Interest

The primary majority-owned subsidiaries and VIEs of the Sohu Group which are consolidated in its consolidated financial statements with noncontrolling interest recognized are Sogou and Changyou.

Noncontrolling Interest in the Consolidated Balance Sheets

As of December 31, 2014 and 2015, noncontrolling interest in the consolidated balance sheets was $487.2 million and $489.7 million, respectively.

	As of December 31,
	2014	2015
Sogou	$145,538	$125,314
Changyou	341,707	364,416

Total	$487,245	$489,730

Noncontrolling Interest of Sogou

As of December 31, 2015 and 2014, noncontrolling interest of Sogou of $125.3 million and $145.5 million, respectively, was recognized in the Sohu Group’s consolidated balance sheets, representing Sogou’s cumulative results of operations attributable to shareholders other than Sohu.com Inc., Sogou’s share-based compensation expense, the investments of shareholders other than Sohu.com Inc. in Preferred Shares and Ordinary Shares of Sogou, the repurchase of Sogou Series A Preferred Shares from noncontrolling shareholders in March 2014 and September 2015, and Sogou’s repurchase of Class A Ordinary Shares from noncontrolling shareholders in June 2014.

Noncontrolling Interest of Changyou

As of December 31, 2015 and 2014, noncontrolling interest of Changyou of $364.4 million and $341.7 million, respectively, was recognized in the Sohu Group’s consolidated balance sheets, representing a 31% and 32% economic interest, respectively, in Changyou’s net assets held by shareholders other than Sohu.com Inc. and reflecting the reclassification of Changyou’s share-based compensation expense from shareholders’ additional paid-in capital to noncontrolling interest.

Noncontrolling Interest in the Consolidated Statements of Comprehensive Income

For the years ended December 31, 2015, 2014 and 2013, net income/ (loss) attributable to the noncontrolling interest in the consolidated statements of comprehensive income was $146.5 million, negative $32.3 million and $82.0 million, respectively.

	Year Ended December 31,
	2013	2014	2015
Sogou	$(5,884)	$(14,202)	$101,656
Changyou	87,289	(18,873)	44,886
Others	639	766	0

Total	$82,044	$(32,309)	$146,542

Noncontrolling Interest of Sogou

For the years ended December 31, 2015, 2014 and 2013, respectively, $101.7 million net income, a $14.2 million net loss and a $5.9 million net loss, respectively, attributable to the noncontrolling interest of Sogou was recognized in the Sohu Group’s consolidated statements of comprehensive income, representing Sogou’s net income /(loss) attributable to shareholders other than Sohu.com Inc.

Noncontrolling Interest of Changyou

For the years ended December 31, 2015, 2014 and 2013, respectively, $44.9 million net income, a $18.9 million net loss and a $87.3 million net income, respectively, attributable to the noncontrolling interest of Changyou was recognized in the Sohu Group’s consolidated statements of comprehensive income, representing a 31%, 32% and 32%, respectively, economic interest in Changyou attributable to shareholders other than Sohu.com Inc.

21. Net Income /(Loss) per Share

Basic net income /(loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income /(loss) per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise or settlement of share-based awards using the treasury stock method. The dilutive effect of share-based awards with performance requirements is not considered before the performance targets are actually met. The computation of diluted net income /(loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect (i.e. an increase in earnings per share amounts or a decrease in loss per share amounts) on net income /(loss) per share. For the year ended December 31, 2015, 55,870 common shares potentially issuable upon the exercise or settlement of share-based awards using the treasury stock method were anti-dilutive and excluded from the denominator for calculation of diluted net loss per share.

Additionally, for purposes of calculating the numerator of diluted net income /(loss) per share, the net income /(loss) attributable to Sohu.com Inc. is adjusted as follows. The adjustment will not be made if there is an anti-dilutive effect.

(1)	Sogou’s net income /(loss) attributable to Sohu.com Inc. is determined using the percentage that the weighted average number of Sogou shares held by Sohu.com Inc. represents of the weighted average number of Sogou Preferred Shares and Ordinary Shares, shares issuable upon the conversion of convertible preferred shares under the if-converted method, and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, and is not determined by allocating Sogou’s net income /(loss) to Sohu.com Inc. using the methodology for the calculation of net income /(loss) attributable to the Sogou noncontrolling shareholders discussed in Note 20—Noncontrolling Interest.

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

For the year ended December 31, 2015, all of these Sogou shares and share options had an anti-dilutive effect, and therefore were excluded from the calculation of Sohu.com Inc.’s diluted net income /(loss) per share, and “incremental dilution from Sogou” in the table below was zero.

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

For the year ended December 31, 2015, all of these Changyou restricted share units had a dilutive effect, and therefore were included in the calculation of Sohu.com Inc.’s diluted net income /(loss) per share. This impact is presented as “incremental dilution from Changyou” in the table below.

The portion of the special dividend paid by Sogou on September 17, 2013 to holders of Series A Preferred Shares of Sogou other than Sohu.com Inc., in the amount of $139.7 million, is a payment to noncontrolling preferred shareholders, of which Sohu.com Inc., as a holder of ordinary shares of Sogou, is deemed to have contributed $82.4 million. This $82.4 million has also been subtracted from Net income attributable to Sohu.com Inc. for the year ended December 31, 2013 to arrive at net income available to ordinary shareholders in the calculation of net income per share attributable to Sohu.com Inc.

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

The following table presents the calculation of the Sohu Group’s basic and diluted net loss per share (in thousands, except per share data).

	Year Ended December 31,
	2013	2014	2015
Numerator:
Net loss attributable to Sohu.com Inc., basic (after subtracting the dividend or deemed dividend to noncontrolling Sogou Series A Preferred shareholders)	$(15,298)	$(166,657)	$(49,598)
Effect of dilutive securities:
Incremental dilution from Sogou	(2,138)	(3,919)	0
Incremental dilution from Changyou	(826)	0	(1,231)

Net loss attributable to Sohu.com Inc., diluted	$(18,262)	$(170,576)	$(50,829)

Denominator:
Weighted average basic common shares outstanding	38,255	38,468	38,598
Effect of dilutive securities:
Share options and restricted share units	247	0	0

Weighted average diluted common shares outstanding	$38,502	$38,468	$38,598

Basic net loss per share attributable to Sohu.com Inc.	$(0.40)	$(4.33)	$(1.28)

Diluted net loss per share attributable to Sohu.com Inc.	$(0.47)	$(4.43)	$(1.32)

22. China Contribution Plan

The Sohu Group’s subsidiaries and consolidated VIEs in China participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Group’s subsidiaries and consolidated VIEs to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Group’s China-based subsidiaries and consolidated VIEs have no further commitments beyond their monthly contributions. For the years ended December 31, 2015, 2014 and 2013, the Group’s China based subsidiaries and consolidated VIEs contributed a total of $132.6 million, $134.2 million and $100.7 million, respectively, to these funds.

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

For the years ended December 31, 2015, 2014 and 2013, the total amount of profits contributed to these funds by the Group was $7.7 million, $4.9 million and $3.0 million, respectively. As of December 31, 2015 and 2014, the total amount of profits contributed to these funds by the Group was $46.8 million and $39.0 million, respectively.

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

Operation Risk

For the years ended December 31, 2015, 2014 and 2013, there are no revenues from clients that individually represent greater than 10% of the total revenues.

For the year ended December 31, 2015, 16% of the Sohu Group’s total revenue and 50% of the Sohu Group’s online game revenue was derived from a single PC game, TLBB, which was launched in May 2007.

Financial instruments that potentially subject the Sohu Group to concentration risks consist primarily of cash and cash equivalents, restricted time deposits and short-term investments. Cash and cash equivalents in Sohu Group are mainly denominated in RMB and in U.S. dollars. Restricted time deposits and short-term investments are denominated in RMB. The Group may experience economic losses and negative impacts on earnings and equity as a result of fluctuations in the exchange rate between the U.S. dollar and the RMB. Moreover, the Chinese government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of the PRC. The Group may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency.

Credit Risk

As of December 31, 2015, approximately 59% of the Sohu Group’s cash and cash equivalents were held in 16 financial institutions in China. The remaining cash and cash equivalents were held primarily in financial institutions in Hong Kong and the U.S.

As of December 31, 2014, approximately 46% of the Sohu Group’s cash and cash equivalents were held in 15 financial institutions in China. The remaining cash and cash equivalents were mainly held in financial institutions in Hong Kong and the U.S.

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

Management expects that any additional institutions that the Sohu Group uses for its cash and bank deposits will be chosen with similar criteria for soundness. As a further means of managing its credit risk, the Sohu Group holds its cash and bank deposits in a number of different financial institutions. As of December 31, 2015 and 2014, the Sohu Group held its cash and bank deposits in different financial institutions and held no more than approximately 28% and 24%, respectively, of its total cash at any single institution.

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

25. Restricted Net Assets

Relevant PRC law and regulations permit payment of dividends by PRC-based operating entities only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, a PRC-based operating entity is required to annually appropriate 10% of net after-tax income to the statutory surplus reserve fund (see Note 23) prior to payment of any dividends, unless such reserve funds have reached 50% of the entity’s registered capital. As a result of these and other restrictions under PRC law and regulations, PRC-based operating entities are restricted in their ability to transfer a portion of their net assets to the Company either in the form of dividends, loans or advances. Even though the Company currently does not require any such dividends, loans or advances from PRC-based operating entities for working capital and other funding purposes, the Company may in the future require additional cash resources from PRC-based operating entities due to changes in business conditions, to fund future acquisitions and development, or to declare and pay dividends to or distribution to its shareholders.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

SOHU.COM INC.

CONDENSED BALANCE SHEETS

(In thousands)

	As of December 31,
	2014	2015
ASSETS
Current assets:
Cash and cash equivalents	$23,189	$16,096
Prepaid and other current assets	1,186	8,320
Due from subsidiaries and variable interest entities	3,806	3,806

Total current assets	28,181	28,222
Interests in subsidiaries and variable interest entities	1,176,914	1,232,327

Total assets	$1,205,095	$1,260,549

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$3,434	$19,527

Total current liabilities	3,434	19,527

Shareholders’ equity:
Common stock: $0.001 par value per share (75,400 shares authorized; 38,507 shares and 38,653 shares, respectively, issued and outstanding as of December 31, 2014 and 2015)	44	45
Additional paid-in capital	650,148	798,357
Treasury stock (5,889 shares as of both December 31, 2014 and 2015)	(143,858)	(143,858)
Accumulated other comprehensive income	109,402	50,151
Retained earnings	585,925	536,327

Total shareholders’ equity	1,201,661	1,241,022

Total liabilities and shareholders’ equity	$1,205,095	$1,260,549

SOHU.COM INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2013	2014	2015
Revenues	$0	$0	$0
Cost of revenues	0	0	0

Gross profit	0	0	0

Operating expenses:
General and administrative	10,747	7,829	22,091

Operating loss	(10,747)	(7,829)	(22,091)
Equity in profit /(loss) of subsidiaries and variable interest entities	90,676	(129,324)	(4,430)
Other expense	0	(28)	(12)
Interest income	36	76	95

Income /(loss) before income tax expense	79,965	(137,105)	(26,438)
Income tax expense	12,840	1,805	11,249
Net income /(loss)	67,125	(138,910)	(37,687)

Other comprehensive income /(loss)	36,763	(6,903)	(59,251)

Comprehensive income /(loss)	$103,888	$(145,813)	$(96,938)

SOHU.COM INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2014	2015
Cash flows from operating activities:
Net income /(loss)	$67,125	$(138,910)	$(37,687)
Adjustments to reconcile net income to net cash used in operating activities:
Investment income from subsidiaries and variable interest entities	(90,676)	129,324	4,430
Share-based compensation expense	886	1,120	15,393
Changes in current assets and liabilities:
Prepaid and other current assets	206	(110)	(71)
Taxes payable	2,771	(510)	811
Accrued liabilities	574	(3,996)	7,905

Net cash used in operating activities	(19,114)	(13,082)	(9,219)
Cash flows from investing activities:
Dividend received	30,000	0	0

Net cash provided by investing activities	30,000	0	0
Cash flows from financing activities:
Issuance of common stock	1,915	612	2,126

Net cash provided by financing activities	1,915	612	2,126

Net increase /(decrease) in cash and cash equivalents	12,801	(12,470)	(7,093)
Cash and cash equivalents at beginning of year	22,858	35,659	23,189

Cash and cash equivalents at end of year	$35,659	$23,189	$16,096

NOTES TO SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF SOHU.COM INC.

1.	The condensed financial statements of Sohu.com Inc. (the “Company”) have been prepared in accordance with U.S. GAAP.

2.	The Company records its investment in subsidiaries under the equity method. Such investment and long-term loans to subsidiaries are presented on the balance sheets as interests in subsidiaries and consolidated VIEs and the profit of the subsidiaries is presented as equity in profit of subsidiaries and consolidated VIEs on the statements of comprehensive income.

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

3.	As of December 31, 2015 and 2014, there were no material contingencies, significant provisions of long-term obligations, or mandatory dividend or redemption requirements of redeemable stocks or guarantees of the Company, except for those which have been separately disclosed in the Consolidated Financial Statements, if any.

4.	On February 21, 2013, Sohu.com Limited distributed a $30 million cash dividend to Sohu.com Inc.

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Sixth Amended and Restated Certificate of Incorporation of Sohu.com Inc. as filed with the Delaware Secretary of State on July 17, 2000.

3.2(17)	Second Amended and Restated By-Laws of Sohu.com Inc., effective February 7, 2015.

10.1(2)	Loan and Share Pledge Agreement dated November 19, 2001 among Sohu.com Inc., Dr. Charles Zhang and Li Wei.

10.2(4)	Purchasing Agreement of Real Property between Sohu Era and Vision Hua Qing.

10.3(5)	Master Transaction Agreement, dated January 1, 2009, by and between Sohu.com Inc. and Changyou.com Limited.

10.4(5)	Project Cooperation Agreement, dated November 20, 2009, by and between Beijing Raycom Real Estate Development Co., Ltd. and Beijing Sohu Media.

10.5(6)	Amended and Restated Marketing Services Agreement, dated January 1, 2010, by and between Sohu.com Inc. and Changyou.com Limited.

10.6(7)	Project Cooperation Agreement of Changyou, dated August 23, 2010.

10.7(7)	Amended and Restated 2010 Stock Incentive Plan.

10.8(7)	Cooperation Agreement, dated September 30, 2010. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted information has been filed separately with the Securities and Exchange Commission).

10.9(8)	Share Transfer Framework Agreement for Shenzhen 7Road dated April 22, 2011 (Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted information has been filed separately with the Securities and Exchange Commission).

10.10(9)	Master Transaction Agreement, dated as of November 29, 2011, between, on the one hand, the registrant, Sohu.com Limited, Sohu Internet, Sohu Era, and Sohu Media, and, on the other hand, Changyou.com Limited, Changyou.com HK, Gamespace, and Guanyou Gamespace.

10.11(9)	Amended and Restated Non-Competition Agreement, dated as of November 29, 2011, between Changyou.com Limited and the registrant.

10.12(9)	Services Agreement, dated as of November 29, 2011, between Changyou Gamespace and Sohu Media.

10.13(9)	Online Links and Advertising Agreement, dated as of November 29, 2011, between Guanyou Gamespace and Sohu Media.

10.14(10)	2011 Share Incentive Plan of Sohu Video.

10.15(10)	English Translation of Services and Maintenance Agreement, dated November 30, 2007, between AmazGame and Gamease.

10.16(10)	English Translation of Technology Support and Utilization Agreement, dated August 20, 2008, between AmazGame and Gamease.

10.17(10)	English Translation of Exclusive Technology Consulting and Services Agreement, dated September 26, 2010, between Sogou Technology and Sogou Information.

10.18(11)	Employment Agreement effective as of March 8, 2013, entered into on February 18, 2013, between Sohu.com Inc. and Carol Yu.

10.19(12)	Acquisition Framework Agreement, dated as of May 1, 2013, between Changyou.com Webgames (HK) Limited, Burgeon Max Limited, and others. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted information has been filed separately with the Securities and Exchange Commission)

10.20(13)	Subscription Agreement dated September 16, 2013 among Sogou Inc, Sohu Search, Photon and THL A21 Limited.

10.21(13)	Shareholders’ Agreement dated September 16, 2013 among Sogou Inc, Sohu Search, Photon, THL A21 Limited, Sogou Management and Management Trusts.

10.22(13)	Second Restated Articles of Association of Sogou Inc. adopted on September 16, 2013.

10.23(13)	Voting Agreement dated September 16, 2013 among Sogou Inc, Sohu Search, Photon, Sogou Management and Management Trusts.

10.24(13)	Termination Agreement dated September 16, 2013 among Sogou Inc, China Web, Photon and Sohu Search regarding Amended and Restated Investors’ Rights Agreement Amended and Restated Right of First Refusal and Co-Sale Agreement.

10.25(13)	Repurchase Option Agreement dated September 16, 2013 between Sogou Inc and Sohu Search.

10.26(13)	Repurchase Option Agreement dated September 16, 2013 between Sogou Inc and China Web.

10.27(13)	Repurchase Option Agreement dated September 16, 2013 between Sogou Inc and Photon.

10.28(13)	Equity Transfer Contract dated September 16, 2013 between Tencent Computer System Company Limited and Sogou Information.

10.29(14)	English Translation of Loan Agreement, dated December 2, 2013, between Sogou Technology and Xiaochuan Wang.

10.30(14)	English Translation of Share Pledge Agreement, dated December 2, 2013, among Sogou Technology, Sogou Information and the shareholders of Sogou Information.

10.31(14)	English Translation of Exclusive Equity Interest Purchase Rights Agreement, dated December 2, 2013, among Sogou Technology, Sogou Information and the shareholders of Sogou Information.

10.32(14)	English Translation of Business Operation Agreement, dated December 2, 2013, among Sogou Technology, Sogou Information and the shareholders of Sogou Information.

10.33(14)	English Translation of Power of Attorney, dated December 2, 2013, by the shareholders of Sogou Information in favor of Sogou Technology.

10.34(14)	English Translation of Exclusive Technology Consulting and Services Agreement August 2, 2012, between Sohu Internet and Sohu Era.

10.35(14)	English Translation of Loan Facility Letter, dated August 13, 2013, among Hang Seng Bank Limited, Changyou.com HK Limited and Changyou.com Limited.

10.36(14)	English Translation of Loan Facility Letter, dated July 26, 2013, between the Bank of East Asia, Limited and Changyou.com Limited.

10.37(14)	English Translation of Loan Facility Letter, dated May 8, 2013, among Hang Seng Bank Limited, Changyou.com HK Limited and Changyou.com Limited.

10.38(14)	English Translation of Investment Agreement, dated November 19, 2013, among Koram Games Limited, Heroic Vision Holdings Limited, and others. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted information has been filed separately with the Securities and Exchange Commission)

10.39(14)	English Translation of Supplementary Agreement to Investment Agreement, dated December 24, 2013, among Koram Games Limited, Heroic Vision Holdings Limited, and others. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted information has been filed separately with the Securities and Exchange Commission)

10.40 (15)	Termination Agreement entered into between Sohu.com Inc. and Ms. Belinda Wang, dated March 5, 2014.

10.41 (16)	English Translation of Convertible Bond Subscription Agreement, dated July 16, 2014, between MoboTap Inc. and Glory Loop Limited.

10.42(16)	English Translation of Investment Agreement, dated July 16, 2014, among Glory Loop Limited, Beijing Gamease Age Internet Technology Co., Ltd, and others. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted information has been filed separately with the Securities and Exchange Commission)

10.43(16)	English Translation of Shareholder Agreement, dated July 31, 2014, among Glory Loop Limited, Beijing Gamease Age Internet Technology Co., Ltd, and others. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted information has been filed separately with the Securities and Exchange Commission)

10.44(18)	Sixth Amended and Restated Memorandum of Association of Sogou Inc.

10.45(18)	2010 Share Incentive Plan of Sogou Inc. (as amended and restated)

10.46(18)	2014 Share Incentive Plan of Changyou.com Limited

10.47(18)	Employment Agreement effective as of January 1, 2015, entered into on December 31, 2014, between Sohu.com Inc. and Charles Zhang.

10.48(18)	English Translation of Loan Agreement, dated November 15, 2011, between Video Tianjin and Ye Deng, the shareholder of Tianjin Jinhu.

10.49(18)	English Translation of Loan Agreement, dated December 4, 2013, between Video Tianjin and Xuemei Zhang, the shareholder of Tianjin Jinhu.

10.50(18)	English Translation of Equity Pledge Agreement, dated November 15, 2011, between Video Tianjin and Ye Deng, the shareholder of Tianjin Jinhu.

10.51(18)	English Translation of Equity Pledge Agreement, dated December 4, 2013, between Video Tianjin and Xuemei Zhang, the shareholder of Tianjin Jinhu.

10.52(18)	English Translation of Exclusive Equity Interest Purchase Right Agreement, dated December 4, 2013, between Video Tianjin, Tianjin Jinhu and the shareholders of Tianjin Jinhu.

10.53(18)	English Translation of Business Operation Agreement, dated December 4, 2013, among Video Tianjin, Tianjin Jinhu and the shareholders of Tianjin Jinhu.

10.54(18)	English Translation of Powers of Attorney, dated December 4, 2013, executed by the shareholders of Tianjin Jinhu in favor of Video Tianjin.

10.55(18)	English Translation of Exclusive Technology Consulting and Services Agreement, dated December 4, 2013, between Video Tianjin and Tianjin Jinhu.

10.56(18)	English Translation of Share Pledge Agreement, dated July 31, 2014, among Beijing Baina Technology, Wuhan Baina Information and the shareholders of Wuhan Baina Information. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted information has been filed separately with the Securities and Exchange Commission)

10.57(18)	English Translation of Exclusive Call Option Agreement, dated July 31, 2014, among Beijing Baina Technology, Gamease, Wuhan Baina Information and Yongzhi Yang. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted information has been filed separately with the Securities and Exchange Commission)

10.58(18)	English Translation of Assignment Agreement in relation to Shareholders Rights, dated July 31, 2014, among Beijing Baina Technology, Gamease, Wuhan Baina Information and Yongzhi Yang. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted information has been filed separately with the Securities and Exchange Commission)

10.59(18)	English Translation of Exclusive Services Agreement, dated July 31, 2014, between Beijing Baina Technology and Wuhan Baina Information.

10.60(18)	Loan and Share Pledge Agreement, effective as of April 28, 2014, by and among Sohu.com Limited, Charles Zhang and Wei Li. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted information has been filed separately with the Securities and Exchange Commission)

10.61(19)	English Translation of Loan Assignment and Equity Interest Transfer Agreement, dated March 31, 2015, among AmazGame, Gamease, Tao Wang, High Century and Dewen Chen.

10.62(19)	English Translation of Loan Assignment and Equity Interest Transfer Agreement, dated April 15, 2015, among AmazGame, Gamease, Dewen Chen, High Century and Tao Wang.

10.63(19)	English Translation of Loan Agreement, dated April 15, 2015, between AmazGame and High Century.

10.64(19)	English Translation of Equity Interest Pledge Agreement, dated April 15, 2015 among AmazGame, Gamease and High Century.

10.65(19)	English Translation of Equity Interest Purchase Right Agreement, dated April 15, 2015, between AmazGame, Gamease and High Century.

10.66(19)	English Translation of Power of Attorney, dated April 15, 2015, executed by High Century in favor of AmazGame.

10.67(19)	English Translation of Business Operation Agreement, dated April 15, 2015, among AmazGame, Gamease and High Century.

10.68(20)	Loan and Share Pledge Agreement, dated July 1, 2015, among Sohu Media, Charles Zhang and Wei Li.

10.69(20)	Loan and Share Pledge Agreement, dated July 1, 2015, among Focus HK, Charles Zhang and Wei Li.

10.70(21)	English translation of Loan Agreement, dated July 6, 2015, between Gamespace and Changyou Star.

10.71(21)	English translation of Equity Interest Purchase Right Agreement, dated July 6, 2015, among Gamespace, Guanyou Gamespace and Changyou Star.

10.72(21)	English translation of Equity Pledge Agreements, dated July 6, 2015, among Gamespace, Guanyou Gamespace and Changyou Star.

10.73(21)	English translation of Business Operation Agreement, dated July 6, 2015, among Gamespace, Guanyou Gamespace and Changyou Star.

10.74(21)	English translation of Power of Attorney, dated July 6, 2015, executed by Changyou Star in favor of Gamespace.

10.75(21)	English translation of Equity Pledge Agreement, dated September 30, 2015, among Beijing Baina Technology, Changyou Star and Yongzhi Yang.

10.76(21)	English translation of Exclusive Call Option Agreement, dated September 30, 2015, among Beijing Baina Technology, Changyou Star, Wuhan Baina Information and Yongzhi Yang.

10.77(21)	English translation of Exclusive Services Agreement, dated September 30, 2015, between Beijing Baina Technology and Wuhan Baina Information.

10.78(21)	English translation of Business Operation Agreement, dated September 30, 2015, among Beijing Baina Technology, Wuhan Baina Information, Changyou Star and Yongzhi Yang.

10.79(21)	English translation of Power of Attorney, dated September 30, 2015, executed by the shareholders of Wuhan Baina Information in favor of Beijing Baina Technology.

10.80(21)	English translation of Equity Purchase Agreement, dated April 16, 2015, among Meng Shuqi, Gamease, Shenzhen 7Road and Shanghai Yong Chong.

14.1(3)	Code of Ethics and Conduct.

21.1(21)	Subsidiaries of the registrant.

23.1(21)	Consent of Independent Registered Public Accounting Firm.

23.2(21)	Consent of Haiwen & Partners, PRC Counsel.

24.1(21)	Power of Attorney (included in signature page to Form 10-K).

31.1(21)	Rule 13a-14(a)/15d-14(a) Certification of Dr. Charles Zhang.

31.2(21)	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu.

32.1(21)	Section 1350 Certification of Dr. Charles Zhang.

32.2(21)	Section 1350 Certification of Carol Yu.

101(21)	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of December 31, 2015 and 2014; (ii) Condensed Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014, and 2013; (iii) Condensed Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013; (iv) Condensed Consolidated Statements of Changes in Equity for the years ended December 31, 2015, 2014, and 2013; (v) Notes to Condensed Consolidated Financial Statements, tagged using four different levels of detail; and (vi) Schedule I – Condensed Financial Information Of Registrant.

(1)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2000.
(2)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 15, 2002.
(3)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 2, 2004.
(4)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 8, 2007.
(5)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on February 26, 2010.
(6)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 7, 2010.
(7)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 8, 2010.
(8)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on August 8, 2011.

(9)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on December 1, 2011.
(10)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on February 28, 2013.
(11)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 9, 2013.
(12)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on August 8, 2013.
(13)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 8, 2013.
(14)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on February 28, 2014.
(15)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 9, 2014.
(16)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 7, 2014.
(17)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on February 12, 2015.
(18)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 2, 2015.
(19)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on August 7, 2015.
(20)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 6, 2015.
(21)	Filed herewith.