Form 10-Q
period 2016-03-31
SOHU COM INC
filed 2016-05-09
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 31, 2016
Common stock, $.001 par value	38,671,434

SOHU.COM INC.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SOHU.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except par value)

	As of
	December 31, 2015	March 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,245,205	$1,202,376
Restricted time deposits	227,285	0
Short-term investments	174,515	101,004
Accounts receivable, net	273,617	254,785
Prepaid and other current assets (including $15,820 and $46,302, respectively, due from a related party as of December 31, 2015 and March 31, 2016)	158,890	204,929

Total current assets	2,079,512	1,763,094

Long-term investments, net	62,093	73,211
Time deposits	0	137,506
Restricted time deposits	136,694	9,271
Fixed assets, net	508,692	506,756
Intangible assets, net	55,415	45,417
Goodwill	154,219	154,411
Prepaid non-current assets	6,254	5,898
Other assets	39,315	27,625

Total assets	$3,042,194	$2,723,189

LIABILITIES
Current liabilities:
Accounts payable (including accounts payable of consolidated variable interest entities (“VIEs”) without recourse to the Company of $23,757 and $14,014, respectively, as of December 31, 2015 and March 31, 2016)	$129,025	$144,670
Accrued liabilities (including accrued liabilities of consolidated VIEs without recourse to the Company of $79,012 and $70,595, respectively, as of December 31, 2015 and March 31, 2016)	309,657	314,297
Receipts in advance and deferred revenue (including receipts in advance and deferred revenue of consolidated VIEs without recourse to the Company of $55,319 and $49,491, respectively, as of December 31, 2015 and March 31, 2016)	135,385	128,230
Accrued salary and benefits (including accrued salary and benefits of consolidated VIEs without recourse to the Company of $11,357 and $9,800, respectively, as of December 31, 2015 and March 31, 2016)	99,631	78,152
Taxes payable (including taxes payable of consolidated VIEs without recourse to the Company of $21,424 and $19,157, respectively, as of December 31, 2015 and March 31, 2016)	67,480	58,005
Deferred tax liabilities (including deferred tax liabilities of consolidated VIEs without recourse to the Company of $1,490 and $1,475, respectively, as of December 31, 2015 and March 31, 2016)	24,884	25,518

Short-term bank loans (including short-term bank loans of consolidated VIEs without recourse to the Company of nil as of both December 31, 2015 and March 31, 2016)	344,500	0
Other short-term liabilities (including other short-term liabilities of consolidated VIEs without recourse to the Company of $106,976 and $120,418, respectively, as of December 31, 2015 and March 31, 2016, and due to a related party of $13,005 and $43,028, respectively, as of December 31, 2015 and March 31, 2016.)	154,017	189,084

Total current liabilities	1,264,579	937,956

Long-term accounts payable (including long-term accounts payable of consolidated VIEs without recourse to the Company of $24,575 and $24,688 as of December 31, 2015 and March 31, 2016)	4,600	4,239

Long-term taxes payable (including long-term taxes payable of consolidated VIEs without recourse to the Company of nil as of both December 31, 2015 and March 31, 2016)	24,732	19,439

Deferred tax liabilities (including deferred tax liabilities of consolidated VIEs without recourse to the Company of nil as of both December 31, 2015 and March 31, 2016)	17,531	18,248

Total long-term liabilities	46,863	41,926

Total liabilities	1,311,442	979,882

Commitments and contingencies
SHAREHOLDERS’ EQUITY
Sohu.com Inc. shareholders’ equity:
Common stock: $0.001 par value per share (75,400 shares authorized; 38,653 shares and 38,671 shares, respectively, issued and outstanding as of December 31, 2015 and March 31, 2016)	45	45
Additional paid-in capital	798,357	799,960
Treasury stock (5,889 shares as of both December 31, 2015 and March 31, 2016)	(143,858)	(143,858)
Accumulated other comprehensive income	50,151	50,626
Retained earnings	536,327	516,041

Total Sohu.com Inc. shareholders’ equity	1,241,022	1,222,814
Noncontrolling interest	489,730	520,493

Total shareholders’ equity	1,730,752	1,743,307

Total liabilities and shareholders’ equity	$3,042,194	$2,723,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2015	2016
Revenues:
Online advertising:
Brand advertising	$133,821	$125,503
Search and search-related	105,126	133,814

Subtotal of online advertising revenues (including revenues generated from a related party of nil and $0.9 million, respectively, for the three months ended March 31, 2015 and March 31, 2016.)	238,947	259,317

Online games	184,994	102,529
Others	31,391	46,106

Total revenues	455,332	407,952

Cost of revenues:
Online advertising:
Brand advertising	104,552	85,636
Search and search-related	49,919	62,092

Subtotal of cost of online advertising revenues	154,471	147,728

Online games	49,485	26,133
Others	18,198	18,986

Total cost of revenues	222,154	192,847

Gross profit	233,178	215,105

Operating expenses:
Product development	102,191	82,679
Sales and marketing	83,128	90,047
General and administrative	45,164	27,607

Total operating expenses	230,483	200,333

Operating profit	2,695	14,772

Other income	3,154	3,924
Net interest income	6,035	5,139
Exchange difference	(183)	(1,022)

Income before income tax expense	11,701	22,813
Income tax expense	16,300	11,868

Net income /(loss)	(4,599)	10,945
Less: Net income attributable to the noncontrolling interest shareholders	26,521	31,231
Net loss attributable to Sohu.com Inc.	$(31,120)	$(20,286)

Net income /(loss)	$(4,599)	$10,945
Other comprehensive income	1,169	1,375

Comprehensive income /(loss)	(3,430)	12,320
Less: Comprehensive income attributable to noncontrolling interest shareholders	25,237	32,131

Comprehensive loss attributable to Sohu.com Inc.	(28,667)	(19,811)

Basic net loss per share attributable to Sohu.com Inc.	$(0.81)	$(0.52)

Shares used in computing basic net loss per share attributable to Sohu.com Inc.	38,525	38,666

Diluted net loss per share attributable to Sohu.com Inc.	$(0.81)	$(0.53)

Shares used in computing diluted net loss per share attributable to Sohu.com Inc.	38,525	38,666

The accompanying notes are an integral part of these condensed consolidated financial statements

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2016
Cash flows from operating activities:
Net income /(loss)	$(4,599)	$10,945
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets and purchased video content in prepaid expense	54,150	29,115
Depreciation	20,534	17,159
Impairment of intangible assets	5,274	3,509
Provision for allowance for doubtful accounts	912	1,064
Share-based compensation expense	12,226	433
Investment loss from equity investments	699	518
Change in fair value of short-term investments and time deposits	(410)	(2,459)
Others	341	(288)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(2,564)	19,058
Prepaid and other assets	906	5,576
Accounts payable	2,471	11,304
Receipts in advance and deferred revenue	(8,329)	(7,857)
Taxes payable	(2,920)	(15,188)
Deferred tax	8,199	5,139
Accrued liabilities and other short-term liabilities	(46,927)	(18,422)

Net cash provided by operating activities	39,963	59,606
Cash flows from investing activities:
Matching loan to a related party	0	(30,180)
Purchase of intangible and other assets	(33,570)	(29,942)
Purchase of long-term investments	(343)	(11,739)
Purchase of fixed assets	(19,873)	(11,110)
Cash received related to restricted time deposits and time deposits, net	31,422	225,462
Proceeds from short-term investments, net	26,375	71,332
Other cash proceeds /(payment) related to investing activities	11,536	(4,008)

Net cash provided by investing activities	15,547	209,815
Cash flows from financing activities:
Matching loan from a related party	0	29,941
Repayments of loans from offshore banks	0	(344,500)
Issuance of common stock	765	0
Exercise of share-based awards in subsidiary	1	0
Repurchase of Changyou American depositary shares (“ADSs”)	(1,329)	0
Other cash proceeds related to financing activities	569	0

Net cash provided by /(used in) financing activities	6	(314,559)
Effect of exchange rate changes on cash and cash equivalents	2,376	2,309
Reclassification of cash and cash equivalents to held-for-sale assets	(10,747)	0

Net increase /(decrease) in cash and cash equivalents	47,145	(42,829)
Cash and cash equivalents at beginning of period	876,340	1,245,205

Cash and cash equivalents at end of period	$923,485	$1,202,376

Supplemental cash flow disclosures:
Barter transactions	461	7,453
Supplemental schedule of non-cash investing activity:
Consideration payable for acquisitions	5,000	0

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

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Three Months Ended March 31, 2016

(In thousands)

		Sohu.com Inc. Shareholders’ Equity
	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$1,730,752	$45	$798,357	$(143,858)	$50,151	$536,327	$489,730
Issuance of common stock	0	0	0	0	0	0	0
Share-based compensation expense	447	0	306	0	0	0	141
Settlement of share-based awards in subsidiary	26	0	1,297	0	0	0	(1,271)
Disposal of noncontrolling interest	(238)	0	0	0	0	0	(238)
Net income /(loss) attributable to Sohu.com Inc. and noncontrolling interest shareholders	10,945	0	0	0	0	(20,286)	31,231
Accumulated other comprehensive Income	1,375	0	0	0	475	0	900

Ending balance	$1,743,307	$45	$799,960	$(143,858)	$50,626	$516,041	$520,493

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

•	Sohu Media Portal. Sohu Media Portal is a leading online news and information provider in China. It provides users comprehensive content through www.sohu.com for PCs, the mobile phone application Sohu News APP and the mobile portal m.sohu.com;

•	Sohu Video. Sohu Video is a leading online video content and service provider in China through tv.sohu.com for PCs and the mobile phone application Sohu Video APP; and

•	Focus. Focus (www.focus.cn) is a leading online real estate information and services provider in China.

Revenues generated by the brand advertising business are classified as brand advertising revenues in the Sohu Group’s consolidated statements of comprehensive income.

Others Business

Sohu also engages in the others business, which includes sub-licensing of purchased video content to third parties, paid subscription services and interactive broadcasting services. Revenues generated by Sohu from the others business are classified as others revenues in the Sohu Group’s consolidated statements of comprehensive income.

Sogou’s Business

Search and Search-related Business

The search and search-related business primarily offers advertisers pay-for-click services, as well as online marketing services on Web directories operated by Sogou. Pay-for-click services enable advertisers’ promotional links to be displayed on the Sogou search result pages and Sogou Website Alliance members’ Websites where the links are relevant to the subject and content of such Web pages. Both pay-for-click services and online marketing services on Web directories operated by Sogou expand distribution of its advertisers’ promotional links and advertisements by leveraging traffic on Sogou Website Alliance members’ Websites. The search and search-related business benefits from Sogou’s collaboration with Tencent Holdings Limited (together with its subsidiaries, “Tencent”), which provides Sogou access to traffic and content generated from users of products and services provided by Tencent.

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

Changyou’s flagship game is TLBB, a PC based client-end game. For the three months ended March 31, 2016, revenues from the PC game TLBB were $55.5 million, accounting for approximately 54% of Changyou’s online game revenues, approximately 43% of Changyou’s total revenues and 14% of the Sohu Group’s total revenues. For the three months ended March 31, 2015, revenues from the PC game TLBB were $86.5 million, accounting for approximately 47% of Changyou’s online game revenues, approximately 41% of Changyou’s total revenues and approximately 19% of the Sohu Group’s total revenues.

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

Basis of Presentation

These financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The accompanying unaudited condensed consolidated interim financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the three months ended March 31, 2016 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

2.	Segment Information

The Sohu Group’s segments are business units that offer different services and are reviewed separately by the chief operating decision maker (the “CODM”), or the decision making group, in deciding how to allocate resources and in assessing performance. The Group’s CODM is Sohu.com Inc.’s Chief Executive Officer.

Commencing in the second quarter of 2015, given that the CODM did not consider the others segment to be significant enough to be separately reviewed, the Group combined the brand advertising segment and the others segment, and now identifies them together as the Sohu segment. There are now three segments in the Group, consisting of the Sohu segment, the Sogou segment, and the Changyou segment. The Group has restated the presentation of its reportable segments for the three month ended March 31, 2015 to conform to the current presentation.

The following tables present summary information by segment (in thousands):

	Three Months Ended March 31, 2015
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$131,366	$116,308	$208,697	$(1,039)	$455,332
Segment cost of revenues	(105,495)	(50,967)	(65,568)	128	(221,902)

Segment gross profit	25,871	65,341	143,129	(911)	233,430
SBC (2) in cost of revenues	(155)	(53)	(44)	0	(252)

Gross profit	25,716	65,288	143,085	(911)	233,178

Operating expenses:
Product development (3)	(25,211)	(29,151)	(44,218)	1,165	(97,415)
Sales and marketing (1)	(44,823)	(17,347)	(21,906)	1,193	(82,883)
General and administrative	(14,999)	(2,571)	(20,553)	(88)	(38,211)
SBC (2) in operating expenses	(3,352)	(4,884)	(3,860)	122	(11,974)

Total operating expenses	(88,385)	(53,953)	(90,537)	2,392	(230,483)

Operating profit /(loss)	(62,669)	11,335	52,548	1,481	2,695

Other income (3)	988	87	3,437	(1,358)	3,154
Net interest income	1,182	1,217	3,636	0	6,035
Exchange difference	8	(7)	(184)	0	(183)

Income /(loss) before income tax expense	(60,491)	12,632	59,437	123	11,701

Income tax expense	(2,625)	(1,230)	(12,445)	0	(16,300)

Net income /(loss)	$(63,116)	$11,402	$46,992	$123	$(4,599)

Note (1):	The elimination mainly consists of revenues and expenses generated from marketing services among the Sohu, Sogou and Changyou segments.

Note (2):	“SBC” stands for share-based compensation expense.

Note (3):	The elimination mainly consists of leasing income and expenses generated from a building that Sohu leases to Sogou.

	Three Months Ended March 31, 2016
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$131,572	$147,329	$129,840	$(789)	$407,952
Segment cost of revenues	(86,422)	(64,571)	(41,857)	58	(192,792)

Segment gross profit	45,150	82,758	87,983	(731)	215,160
SBC (2) in cost of revenues	(62)	0	7	0	(55)

Gross profit	45,088	82,758	87,990	(731)	215,105

Operating expenses:
Product development (3)	(22,536)	(30,722)	(30,597)	1,173	(82,682)
Sales and marketing (1)	(51,371)	(27,099)	(12,556)	993	(90,033)
General and administrative	(12,203)	(3,390)	(11,647)	0	(27,240)
SBC (2) in operating expenses	85	(1,730)	1,267	0	(378)

Total operating expenses	(86,025)	(62,941)	(53,533)	2,166	(200,333)

Operating profit /(loss)	(40,937)	19,817	34,457	1,435	14,772

Other income (3)	1,156	164	3,847	(1,243)	3,924
Net interest income	595	1,704	2,840	0	5,139
Exchange difference	(334)	(81)	(607)	0	(1,022)

Income /(loss) before income tax expense	(39,520)	21,604	40,537	192	22,813

Income tax expense	(2,647)	(1,487)	(7,734)	0	(11,868)

Net income /(loss)	$(42,167)	$20,117	$32,803	$192	$10,945

Note (1):	The elimination mainly consists of revenues and expenses generated from marketing services among the Sohu, Sogou and Changyou segments.

Note (2):	“SBC” stands for share-based compensation expense.

Note (3):	The elimination mainly consists of leasing income and expenses generated from a building that Sohu leases to Sogou.

		As of December 31, 2015
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Cash and cash equivalents	$430,804	$244,484	$569,917	$0	$1,245,205
Accounts receivable, net	176,759	28,986	67,959	(87)	273,617
Fixed assets, net	223,939	70,447	214,306	0	508,692
Total assets (1)	$1,356,263	$387,875	$1,779,506	$(481,450)	$3,042,194

Note (1):	The elimination for segment assets mainly consists of elimination of intracompany loans between the Sohu segment and the Changyou segment, and elimination of long-term investments in subsidiaries and consolidated VIEs.

	As of March 31, 2016
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Cash and cash equivalents	$372,220	$278,256	$551,900	$0	$1,202,376
Accounts receivable, net	174,455	27,059	53,358	(87)	254,785
Fixed assets, net	223,211	71,394	212,151	0	506,756
Total assets (1)	$1,344,550	$417,908	$1,512,703	$(551,972)	$2,723,189

Note (1):	The elimination for segment assets mainly consists of elimination of intracompany loans between the Sohu segment and the Changyou segment, and elimination of long-term investments in subsidiaries and consolidated VIEs.

3.	Share-Based Compensation Expense

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

For 1,068,000 Sohu stock options contractually granted on February 7, 2015, 2,400,000 Changyou share options converted from restricted share units on February 16, 2015, and 1,998,000 Changyou share options contractually granted on June 1, 2015, awards are expected to vest and become exercisable in four equal installments over a period of four years, with each installment vesting upon satisfaction of a service period requirement and certain subjective performance targets. Under ASC 718-10-25, no grant date can be established until a mutual understanding is reached between the companies and the recipients clarifying the subjective performance requirements. In accordance with ASC 718-10-55, as the service inception date preceded the grant date, compensation expense was accrued beginning on the service inception date, and was re-measured and will be re-measured on each subsequent reporting date before the grant date is established, based on the then-current fair value of the awards. The estimate of the awards’ fair value will be fixed in the period in which the grant date occurs, and cumulative compensation expense will be adjusted based on the fair value at the grant date. In determining the fair value of stock options and share options granted by Sohu and Changyou, the public market price of the underlying shares at each reporting date was used, and a binomial valuation model was applied.

Sohu Video Share-based Awards

On January 4, 2012, Sohu Video, the holding entity of Sohu’s video division, adopted a 2011 Share Incentive Plan (the “Video 2011 Share Incentive Plan”) which provides for the issuance of up to 25,000,000 ordinary shares of Sohu Video (representing approximately 10% of the outstanding Sohu Video shares on a fully-diluted basis) to management and key employees of the video division and to Sohu management. As of March 31, 2016, grants of options for the purchase of 16,368,200 ordinary shares of Sohu Video had been contractually made, of which options for the purchase of 4,972,800 ordinary shares were vested.

For purposes of ASC 718-10-25, as of March 31, 2016, no grant date had occurred, because the broader terms and conditions of the option awards had neither been finalized nor mutually agreed upon with the recipients. Therefore the fair value of the awards is not determinable and cannot be accounted for. In accordance with ASC 718-10-55, the Company’s management determined that the service inception date with respect to vested option awards for the purchase of 4,972,800 shares had preceded the grant date. Therefore, the Group began to recognize compensation expense for Sohu Video share-based awards in the second quarter of 2014 and re-measured, and will re-measure, the compensation expense on each subsequent reporting date based on the then-current fair values of the awards until the grant date is established.

Share-based Compensation Expense Recognition

Share-based compensation expense was recognized in costs and expenses for the three months ended March 31, 2015 and 2016 as follows (in thousands):

	Three Months Ended March 31,
Share-based compensation expense	2015	2016
Cost of revenues	$253	$55
Product development expenses (1)	4,776	(3)
Sales and marketing expenses	245	14
General and administrative expenses	6,952	367

	$12,226	$433

Share-based compensation expense was recognized for share awards of Sohu (excluding Sohu Video), Sogou, Changyou and Sohu Video as follows (in thousands):

	Three Months Ended March 31,
Share-based compensation expense	2015	2016
For Sohu (excluding Sohu Video) share-based awards (1)	$4,376	$(272)
For Sogou share-based awards (2)	4,792	1,730
For Changyou share-based awards (1)	3,903	(1,274)
For Sohu Video share-based awards (1)	(845)	249

	$12,226	$433

Note (1): The negative amount for the first quarter of 2015 and 2016 represented re-measured compensation expense based on the then-current fair value of the awards on March 31, 2015 and 2016, as well as Changyou’s reversal of share-based compensation expense for awards that were cancelled during the first quarter of 2016 due to termination of employment prior to vesting.

Note (2): Compensation expense for Sogou share-based awards also include compensation expense for Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search-related businesses.

There was no capitalized share-based compensation expense for the three months ended March 31, 2016 and 2015.

4.	Fair Value Measurements

Fair Value of Financial Instruments

The Sohu Group’s financial instruments include cash equivalents, short-term investments, accounts receivable, prepaid and other current assets, available-for-sale equity securities under long-term investments, time deposits, restricted time deposits, accounts payable, accrued liabilities, receipts in advance and deferred revenue, short-term bank loans, other short-term liabilities and long-term accounts payable.

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

Financial Instruments Measured at Fair Value

The following table sets forth the financial instruments, measured at fair value, by level within the fair value hierarchy as of December 31, 2015 (in thousands):

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

The following table sets forth the financial instruments, measured at fair value by level within the fair value hierarchy, as of March 31, 2016 (in thousands):

		Fair value measurements at reporting date using
Items	As of March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$553,818	$0	$553,818	$0
Short-term investments	101,004	0	101,004	0
Available-for-sale equity securities	14,257	14,257	0	0
Time deposits	137,506	0	137,506	0
Restricted time deposits	9,271	0	9,271	0

Total	$815,856	$14,257	$801,599	$0

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

As of March 31, 2016, the Sohu Group’s investment in financial instruments was $101.0 million, consisting of investments by Changyou. The investment instruments were issued by commercial banks in China, and have a variable interest rate indexed to performance of underlying assets. Since these investments’ maturity dates are within one year, they are classified as short-term investments. For the three months ended March 31, 2016 and 2015, the Sohu Group recorded in the consolidated statements of comprehensive income changes in the fair value of short-term investments in the amounts of $1.5 million and $1.8 million, respectively.

Available-for-Sale Equity Securities

Available-for-sale equity securities are valued using the market approach based on the quoted prices in active markets at the reporting date. The Group classifies the valuation techniques that use these inputs as Level 1 of fair value measurements. On August 12, 2014, Sohu acquired approximately 6% of the total outstanding common shares of Keyeast Co., Ltd., a Korean-listed company (“Keyeast”), for a purchase price of $15.1 million. The Sohu Group classified this investment as available-for-sale equity securities under long-term investments, and reported it at fair value. As of March 31, 2016, the fair value of the Keyeast available-for-sale equity securities held by Sohu was $14.3 million. An unrealized loss representing the change in fair value of $0.8 million in the aggregate was recorded as an addition to accumulated other comprehensive income /(loss) in the Sohu Group’s consolidated balance sheets.

Time Deposits

The Sohu Group’s time deposits represent Changyou’s time deposits placed with banks with original maturities of more than three months. Time deposits are valued based on the prevailing interest rate in the market, which is also the interest rate stated in the contracts with the banks. The Sohu Group classifies the valuation techniques that use the prevailing interest rate input as Level 2 of fair value measurements.

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

Changyou Loans from Offshore Banks, Secured by Time Deposits

Commencing in 2012, Changyou drew down loans from offshore branches of certain banks, which are secured by an equivalent or greater amount of RMB deposits by Changyou in the onshore branches of such banks. The loans from the offshore branches of the lending banks are classified as short-term and long-term bank loans based on the loans’ payment terms.

As of March 31, 2016, Changyou had repaid all of the remaining bank loans of $344.5 million, and restricted time deposits of $354.7 million that secured these loans had been released. For the three months ended March 31, 2016 and 2015, interest income from the restricted time deposits securing the loans was $0.7 million and $3.7 million, respectively, and interest expense on the bank loans was $0.6 million and $1.8 million, respectively.

Other Financial Instruments

The fair values of other financial instruments are estimated for disclosure purposes where the financial instruments’ carrying values approximate their fair values.

Long-term Investments

Long-term Investment in SoEasy and Other Transactions with SoEasy

Sohu’s Investment in SoEasy

Under an agreement between Sohu and SoEasy Internet Finance Group Limited (“SoEasy”) entered into in August 2014, Sohu invested $4.8 million and $16.3 million in SoEasy on August 2014 and April 2015, respectively. In February 2016, Sohu invested an additional $10.5 million in SoEasy. These investments include both preferred shares and common shares. Sohu accounted for its investment in SoEasy’s preferred shares under the cost method, since they were not considered to be common shares in substance and had no readily determinable fair value. Sohu accounted for its investment in SoEasy’s common shares under the equity method, since Sohu can exercise significant influence but does not own a majority of SoEasy’s equity capital or control SoEasy. As of March 31, 2016, the carrying value of Sohu’s investment in SoEasy was $25.3 million.

Changyou’s Loan Arrangements with SoEasy

Commencing in April 2015, certain subsidiaries of Changyou and certain subsidiaries of SoEasy entered into a series of loan agreements pursuant to which the subsidiaries of Changyou are entitled to draw down HK dollar-denominated or U.S. dollar-denominated loans from the SoEasy subsidiaries and the SoEasy subsidiaries are entitled to draw down equivalent RMB-denominated loans from the subsidiaries of Changyou, to facilitate each other’s business operations. All of the loans carry a fixed rate of interest equal to the current market interest rate. During the first quarter of 2016, Changyou drew down from SoEasy U.S. dollar-denominated loans of approximately $29.9 million and granted RMB-denominated loans to SoEasy of approximately $30.2 million. As of March 31, 2016, Changyou had HK dollar-denominated and U.S. dollar-denominated loans payable to SoEasy in the total amount of approximately $42.8 million, which was recorded in other short-term liabilities. As of the same date, Changyou had RMB-denominated loans receivable from SoEasy in the total amount of approximately $42.6 million, which was recorded in prepaid and other current assets. During the first quarter of 2016, Changyou incurred interest expenses of $81,000, and earned interest income of $0.2 million. As of March 31, 2016, total interest expense payable to SoEasy amounted to $0.2 million, which was recorded in other short-term liabilities; and total interest income receivable from SoEasy was $0.6 million, which was recorded in prepaid and other current assets.

Other Information

In the first quarter of 2016, the Sohu Group generated revenues from SoEasy of $0.9 million, consisting primarily of brand advertising revenue.

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

5.	Goodwill

Changes in the carrying value of goodwill by segment are as follows (in thousands):

	Sohu	Sogou	Changyou	Total
Balance as of December 31, 2015
Goodwill	$72,980	5,945	181,529	260,454
Accumulated impairment losses	(35,788)	0	(70,447)	(106,235)

	$37,192	$5,945	$111,082	$154,219
Transactions in 2016
Foreign currency translation adjustment	76	29	87	192

Balance as of March 31, 2016	$37,268	$5,974	$111,169	$154,411

Balance as of March 31, 2016
Goodwill	$73,056	$5,974	$181,616	$260,646
Accumulated impairment losses	(35,788)	0	(70,447)	(106,235)

	$37,268	$5,974	$111,169	$154,411

6.	Taxation

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

The Group did not have any penalties or significant interest associated with tax positions for the three months ended March 31, 2016, nor did the Group have any significant unrecognized uncertain tax positions for the three months ended March 31, 2016.

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

Principal Entities Qualified as HNTEs

As of March 31, 2016, the following principal entities of the Sohu Group were qualified as HNTEs and were entitled to an income tax rate of 15%.

For Sohu’s Business

•	Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”). Sohu Internet is qualified as an HNTE for 2016 and 2017, and will need to re-apply for HNTE qualification in 2018.

•	Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”) and Guangzhou Qianjun Network Technology Co., Ltd (“Guangzhou Qianjun”). These three companies are each qualified as HNTEs for 2016, and will need to re-apply for HNTE qualification in 2017.

For Sogou’s Business

•	Beijing Sogou Information Service Co., Ltd. (“Sogou Information”). Sogou Information is qualified as an HNTE for 2016 and 2017, and will need to re-apply for HNTE qualification in 2018.

•	Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”). Sogou Technology is qualified as an HNTE for 2016, and will need to re-apply for HNTE qualification in 2017.

For Changyou’s Business

•	AmazGame and Gamease. AmazGame and Gamease are each qualified as HNTEs for 2016, and will need to re-apply for HNTE qualification in 2017.

Principal Entities Qualified as Software Enterprises

For Sohu’s Business

•	Beijing Sohu New Momentum Information Technology Co., Ltd. (“Sohu New Momentum”). In 2016, Sohu New Momentum is in the first of three years in which it is entitled to a 50% reduction to a rate of 12.5% as a Software Enterprise.

For Changyou’s Business

•	AmazGame. In 2013 and 2014, AmazGame was qualified as a Key National Software Enterprise and enjoyed a preferential income tax rate of 10%. However, as a result of a restructuring of the approval process, the State Council suspended the acceptance of applications for Key National Software Enterprise status, and it is not clear when, if ever, the acceptance of applications for Key National Software Enterprise status will resume. Changyou plans to re-apply to qualify AmazGame as a Key National Software Enterprise if and when the State Council again authorizes the acceptance of applications.

•	Gamespace. In 2016, Gamespace is in the third of three years in which it is entitled to a 50% reduction to a rate of 12.5% as a Software Enterprise.

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

In order to fund the distribution of a dividend to shareholders of the Sohu Group’s majority-owned subsidiary Changyou, Changyou’s management determined to cause one of its PRC subsidiaries to declare and distribute a cash dividend of all of its stand-alone 2012 earnings and half of its stand-alone subsequent years’ earnings to its direct overseas parent company, Changyou.com (HK) Limited (“Changyou HK”). As of March 31, 2016, Changyou had accrued deferred tax liabilities in the amount of $25.5 million for PRC withholding tax.

With the exception of that dividend, the Sohu Group does not intend to have any of its PRC subsidiaries distribute any undistributed profits of such subsidiaries to their direct overseas parent companies, but rather intends that such profits will be permanently reinvested by such subsidiaries for their PRC operations.

PRC Value-Added Tax and Business Tax

Revenues from brand advertising, from the search and search-related business, from Changyou’s Web games and from licensed mobile games, as well as revenues from mobile-related services, which are recorded as others revenues, are subject to value-added tax (“VAT”). To record VAT payable, the Group adopted the net presentation method, which presents the difference between the output VAT (at a rate of 6%) and available input VAT amount (at the rate applicable to the supplier). Online game revenues from the operation of PC games and self-developed mobile games are subject to a 5% PRC business tax.

U.S. Corporate Income Tax

Sohu.com Inc. is a Delaware corporation that is subject to U.S. corporate income tax on its taxable income at a rate of up to 35%. Subject to certain limitations, the net operating losses (“NOLs”) of a corporation in the U.S. that are carried forward from prior years may be used to offset the corporation’s taxable income. As of the end of the 2012 taxable year, Sohu.com Inc. had no further NOLs available for offsetting any U.S. taxable income. To the extent that portions of its U.S. taxable income, such as Subpart F income or a dividend, are determined to be from sources outside of the U.S., subject to certain limitations, Sohu.com Inc. may be able to claim foreign tax credits to offset its U.S. income tax liabilities. Any remaining liabilities are accrued in the Company’s consolidated statements of comprehensive income and estimated tax payments are made when required by U.S. law.

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

7.	Commitments and Contingencies

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2016 (in thousands):

As of March 31, 2016	Contractual Obligation
Purchase of content and services – video	$198,955
Purchase of cinema advertisement slot rights	73,443
Purchase of bandwidth	71,858
Operating lease obligations	32,350
Purchase of content and services – others	21,442
Expenditures for operating rights for licensed games with technological feasibility - PC games	15,750
Expenditures for operating rights for licensed games with technological feasibility - mobile games	4,665
Expenditures for titles of games in development	1,774
Fees for operating rights for licensed games in development – mobile games	1,534
Others	1,893

Total	$423,664

Litigation

The Sohu Group is a party to various litigation matters which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Group’s business, results of operations, financial condition and cash flows.

PRC Law and Regulations

The Chinese market in which the Sohu Group operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability to operate an Internet business and to conduct brand advertising, search and search-related, online game, and others services in the PRC. Though the PRC has, since 1978, implemented a wide range of market-oriented economic reforms, continued reforms and progress towards a full market-oriented economy are uncertain. In addition, the telecommunication, information, and media industries remain highly regulated. Restrictions are currently in place and are unclear with respect to which segments of these industries foreign-owned entities, like the Sohu Group, may operate. The Chinese government may issue from time to time new laws or new interpretations of existing laws to regulate areas such as telecommunication, information and media. The Sohu Group’s legal structure and scope of operations in China could be subject to restrictions, which could result in limits on its ability to conduct business in the PRC. Certain risks related to PRC law that could affect the Sohu Group’s VIE structure are discussed in Note 8 - VIEs.

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

Under contractual agreements with the Sohu Group, Dr. Charles Zhang and those other executive officers and employees of the Sohu Group who are shareholders of the consolidated VIEs are required to transfer their ownership in these entities to the Group, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Group at any time as requested by the Group to repay the loans outstanding. All voting rights of the consolidated VIEs are assigned to the Sohu Group, and the Group has the right to designate all directors and senior management personnel of the consolidated VIEs, and also has the obligation to absorb losses of the consolidated VIEs. Dr. Charles Zhang and those other executive officers and employees of the Sohu Group who are shareholders of the consolidated VIEs have pledged their shares in the consolidated VIEs as collateral for the loans. As of March 31, 2016, the aggregate amount of these loans was $9.3 million.

Under its contractual arrangements with the consolidated VIEs, the Sohu Group has the power to direct activities of the VIEs, and can have assets transferred freely out of the VIEs without any restrictions. Therefore, the Group considers that there is no asset of a consolidated VIE that can be used only to settle obligations of the VIEs, except for registered capital and PRC statutory reserves of the VIEs. As of March 31, 2016, the registered capital and PRC statutory reserves of the consolidated VIEs totaled $78.0 million. As all of the consolidated VIEs are incorporated as limited liability companies under the PRC Company Law, creditors of the consolidated VIEs do not have recourse to the general credit of the Sohu Group for any of the liabilities of the consolidated VIEs. Currently there is no contractual arrangement that could require the Sohu Group to provide additional financial support to the consolidated VIEs. As the Sohu Group is conducting certain business in the PRC mainly through the consolidated VIEs, the Group may provide such support on a discretionary basis in the future, which could expose the Group to a loss.

The Sohu Group classified the consolidated VIEs within the Sohu Group as principal VIEs or immaterial VIEs based on certain criteria, such as the VIEs’ total assets or revenues. The following is a summary of the principal VIEs within the Sohu Group:

Basic Information for Principal VIEs and VIEs’ Subsidiaries

For Sohu’s Business

High Century

Beijing Century High Tech Investment Co., Ltd. (“High Century”) was incorporated in 2001. As of March 31, 2016, the registered capital of High Century was $4.6 million and Dr. Charles Zhang and Wei Li held 80% and 20% interests, respectively, in this entity.

Heng Da Yi Tong

Beijing Heng Da Yi Tong Information Technology Co., Ltd. (“Heng Da Yi Tong “) was incorporated in 2002. As of March 31, 2016, the registered capital of Heng Da Yi Tong was $1.2 million and Dr. Charles Zhang and Wei Li held 80% and 20% interests, respectively, in this entity.

Sohu Internet

Sohu Internet was incorporated in 2003. As of March 31, 2016, the registered capital of Sohu Internet was $1.6 million and High Century held a 100% interest in this entity.

Donglin

Beijing Sohu Donglin Advertising Co., Ltd. (“Donglin”) was incorporated in 2010. As of March 31, 2016, the registered capital of Donglin was $1.5 million and Sohu Internet held a 100% interest in this entity.

Tianjin Jinhu

Tianjin Jinhu Culture Development Co., Ltd. (“Tianjin Jinhu”) was incorporated in 2011. As of March 31, 2016, the registered capital of Tianjin Jinhu was $0.5 million and Ye Deng and Xuemei Zhang each held a 50% interest in this entity.

Guangzhou Qianjun

Guangzhou Qianjun was acquired in November 2014. As of March 31, 2016, the registered capital of Guangzhou Qianjun was $3.3 million and Tianjin Jinhu held a 100% interest in this entity.

Focus Interactive

Beijing Focus Interactive Information Service Co., Ltd. (“Focus Interactive”) was incorporated in July 2014. As of March 31, 2016, the registered capital of Focus Interactive was $1.6 million and Heng Da Yi Tong held 100% of the equity interests in this entity.

For Sogou’s Business

Sogou Information

Sogou Information was incorporated in 2005. As of March 31, 2016, the registered capital of Sogou Information was $2.5 million and Xiaochuan Wang, Sogou’s Chief Executive Officer, High Century and Tencent held 10%, 45% and 45% interests, respectively, in this entity.

For Changyou’s Business

Gamease

Gamease was incorporated in 2007. As of March 31, 2016, the registered capital of Gamease was $1.3 million and High Century held a 100% interest in this entity.

Guanyou Gamespace

Beijing Guanyou Gamespace Digital Technology Co., Ltd. (“Guanyou Gamespace”) was incorporated in 2010. As of March 31, 2016, the registered capital of Guanyou Gamespace was $1.5 million and Changyou Star held a 100% interest in this entity.

Shanghai ICE

Shanghai ICE Information Technology Co., Ltd. (“Shanghai ICE”) was acquired by Changyou in 2010. As of March 31, 2016, the registered capital of Shanghai ICE was $1.2 million and Gamease held a 100% interest in this entity.

Wuhan Baina Information

Baina (Wuhan) Information Technology Co., Ltd. (“Wuhan Baina Information”) was acquired by Gamease in July 2014. As of March 31, 2016, the registered capital of Wuhan Baina Information was $3.0 million and Changyou Star and Yongzhi Yang, the chief executive officer of MoboTap, held 60% and 40% interests, respectively, in this entity.

Financial Information

The following financial information of the Sohu Group’s consolidated VIEs (including subsidiaries of VIEs) is included in the accompanying consolidated financial statements (in thousands):

	As of
	December 31, 2015	March 31, 2016
ASSETS:
Cash and cash equivalents	131,270	131,559
Accounts receivable, net	135,925	116,264
Prepaid and other current assets	101,951	105,598
Intercompany receivables due from the Company’s subsidiaries	140,396	85,652

Total current assets	$509,542	$439,073

Fixed assets, net	7,362	7,036
Goodwill	36,351	36,444
Long-term investments, net	15,960	17,004
Intangible assets, net	18,266	17,065
Other non-current assets	12,057	9,371

Total assets	$599,538	$525,993

LIABILITIES:
Accounts payable	23,757	14,014
Accrued liabilities	79,012	70,595
Receipts in advance and deferred revenue	55,319	49,491
Other current liabilities	141,247	150,850
Intercompany payables due to the Company’s subsidiaries	175,178	110,863

Total current liabilities	$474,513	$395,813

Other long-term liabilities	24,575	24,688

Total liabilities	$499,088	$420,501

	Three months ended March 31,
	2015	2016
Net revenue	$305,031	$218,664
Net income /(loss)	$(7,848)	$5,592

	Three months ended March 31,
	2015	2016
Net cash provided by /(used in) operating activities	$(4,750)	$2,291
Net cash provided by /(used in) investing activities	$4,647	$(2,502)
Net cash provided by financing activities	$569	$0

Summary of Significant Agreements Currently in Effect

Agreements Between Subsidiaries, Consolidated VIEs and Nominee Shareholders

Loan and share pledge agreement between Sohu Media and the shareholders of High Century: The agreement provides for loans to the shareholders of High Century for them to make contributions to the registered capital of High Century in exchange for the equity interests in High Century, and the shareholders pledge those equity interests to Sohu Media as security for the loans. The agreement includes powers of attorney that give Sohu Media the power to appoint nominees to act on behalf of the shareholders of High Century in connection with all actions to be taken by High Century. Pursuant to the agreement, the shareholders executed in blank transfers of their equity interests in High Century, which are held by the Sohu Group’s legal department and may be completed and effected at Sohu Media’s election.

Loan and share pledge agreement between Focus HK and the shareholders of Heng Da Yi Tong: The agreement provides for loans to the shareholders of Heng Da Yi Tong for them to make contributions to the registered capital of Heng Da Yi Tong in exchange for the equity interests in Heng Da Yi Tong, and the shareholders pledge those equity interests to Focus HK as security for the loans. The agreement includes powers of attorney that give Focus HK the power to appoint nominees to act on behalf of the shareholders of Heng Da Yi Tong in connection with all actions to be taken by Heng Da Yi Tong. Pursuant to the agreement, the shareholders executed in blank transfers of their equity interests in Heng Da Yi Tong, which are held by the Sohu Group’s legal department and may be completed and effected at Focus HK’s election.

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

Equity interest purchase right agreements among AmazGame, Gamease and the sole shareholder of Gamease and among Gamespace, Guanyou Gamespace and the sole shareholder of Guanyou Gamespace. Pursuant to these agreements, AmazGame and Gamespace have the right, exercisable at any time if and when it is legal to do so under PRC law, to purchase from the respective shareholders of Gamease and Guanyou Gamespace all or any part of their equity interests in Gamease and Guanyou Gamespace at a purchase price equal to their initial contributions to registered capital of Gamease and Guanyou Gamespace.

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

Share pledge agreement among Beijing Baina Technology, Wuhan Baina Information and the shareholders of Wuhan Baina Information, which are Gamease and Yongzhi Yang, pursuant to which the shareholders pledged to Beijing Baina Technology their equity interests in Wuhan Baina Information to secure the performance of their obligations and Wuhan Baina Information’s obligations under the various VIE-related agreements. If the shareholders breach their obligations under any VIE-related agreements (Wuhan Baina Information’s breach of any of its obligations under the various VIE-related agreements will be treated as the shareholders’ breach of their obligations), including the share pledge agreement, Beijing Baina Technology is entitled to exercise its rights as the beneficiary under the share pledge agreement, including all rights of the shareholders as shareholders of Wuhan Baina Information.

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

Treasury Stock

Treasury stock consists of shares repurchased by Sohu.com Inc. that are no longer outstanding and are held by Sohu.com Inc. Treasury stock is accounted for under the cost method. For the three months ended March 31, 2016 and 2015, the Company did not repurchase any shares of its common stock.

Stock Incentive Plan

Sohu (excluding Sohu Video), Sogou, Changyou, and Sohu Video have incentive plans for the granting of share-based awards, including common stock or ordinary shares, share options, restricted shares and restricted share units, to their directors, management and other key employees.

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

For both the three months ended March 31, 2016 and the three months ended March 31, 2015, no share-based compensation expense was recognized for awards under the Sohu 2000 Stock Incentive Plan. For the three months ended March 31, 2016 and 2015, total cash received from the exercise of share options amounted to nil and $0.7 million, respectively.

Sohu’s 2010 Stock Incentive Plan

On July 2, 2010, the Company’s shareholders adopted the Sohu 2010 Stock Incentive Plan, which provides for the issuance of up to 1,500,000 shares of common stock, including shares issued pursuant to the vesting and settlement of restricted share units and pursuant to the exercise of share options. The maximum term of any stock right granted under the Sohu 2010 Stock Incentive Plan is ten years from the grant date. The Sohu 2010 Stock Incentive Plan will expire on July 1, 2020. As of March 31, 2016, 341,680 shares were available for grant under the Sohu 2010 Stock Incentive Plan.

i) Summary of share option activity

On February 7, 2015, the Company’s Board of Directors approved contractual grants to members of the Company’s management and key employees of options for the purchase of an aggregate of 1,068,000 shares of common stock, with nominal exercise prices of $0.001. These share options vest and become exercisable in four equal installments over a period of four years, with each installment vesting upon the satisfaction of a service period requirement and certain subjective performance targets. These share options are substantially similar to restricted share units except for the nominal exercise price, which would be zero for restricted share units.

Under ASC 718-10-25 and ASC 718-10-55, no grant date can be established for these share options until a mutual understanding is reached between the Company and the recipients clarifying the subjective performance requirements. If the service inception date preceded the grant date, compensation expense should be accrued beginning on the service inception date, and re-measured on each subsequent reporting date before the grant date is established, based on the then-current fair value of the awards. To determine the fair value of these share options, the public market price of the underlying shares at each reporting date is used and a binomial valuation model is applied.

On February 7, 2016, 266,000 of these share options had been granted and had become vested, as a mutual understanding of the subjective performance targets had been reached between the Company and the recipients, the targets had been satisfied, and the service period requirements had been fulfilled. For the total of 266,000 granted share options, the cumulative share-based compensation expense has been adjusted and fixed based on the fair value at the grant date of $11.3 million.

A summary of share option activity under the Sohu 2010 Stock Incentive Plan as of and for the three months ended March 31, 2016 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at January 1, 2016	0	$			$
Granted	266		0.001
Exercised	(4)		0.001
Forfeited or expired	0

Outstanding at March 31, 2016	262		0.001	8.85		12,992

Vested at March 31, 2016	262		0.001	8.85		12,992

Exercisable at March 31, 2016	262		0.001	8.85		12,992

Note (1): The aggregated intrinsic value in the preceding table represents the difference between Sohu’s closing stock price of $49.54 on March 31, 2016 and the nominal exercise price of share option.

For the three months ended March 31, 2016 and 2015, for the 1,068,000 share options, total share-based compensation expense recognized was negative $0.7 million and $3.8 million, respectively.

ii) Summary of restricted share unit activity

A summary of restricted share unit activity under the Sohu 2010 Stock Incentive Plan as of and for the three months ended March 31, 2016 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2016	32	$70.24
Granted	11	51.00
Vested	(3)	66.74
Forfeited	(1)	72.92

Unvested at March 31, 2016	39	64.99

Expected to vest after March 31, 2016	31	63.66

For the three months ended March 31, 2016 and 2015, total share-based compensation expense recognized for restricted share units was $0.4 million and $0.6 million, respectively.

As of March 31, 2016, there was $1.4 million of unrecognized compensation expense related to unvested restricted share units. The expense is expected to be recognized over a weighted average period of 0.72 years. The total fair value on their respective vesting dates of restricted share units that vested during the three months ended March 31, 2016 and 2015 was $169,701 and $130,900, respectively.

2) Sogou Inc. Share-based Awards

Sogou 2010 Share Incentive Plan

Sogou adopted a share incentive plan on October 20, 2010. The number of Sogou ordinary shares issuable under the plan was 41,500,000 after an amendment that was effective August 22, 2014 (as amended, the “Sogou 2010 Share Incentive Plan”). Awards of share rights may be granted under the Sogou 2010 Share Incentive Plan to management and employees of Sogou and of any present or future parents or subsidiaries or variable interest entities of Sogou. The maximum term of any share right granted under the Sogou 2010 Share Incentive Plan is ten years from the grant date. The Sogou 2010 Share Incentive Plan will expire on October 19, 2020. As of March 31, 2016, Sogou had contractually granted options for the purchase of 36,634,325 ordinary shares under the 2010 Sogou Share Incentive Plan.

Of the contractually granted options for the purchase of 36,634,325 shares, options for the purchase of 29,434,325 shares vest and become exercisable in four equal installments, with each installment vesting upon a service period requirement being met, as well as Sogou’s achievement of performance targets for the corresponding period. Of these options for the purchase of 29,434,325 shares, the terms of options for the purchase of 980,000 shares, which had previously included as vesting conditions a service period requirement and Sogou’s completion of an IPO of its ordinary shares (“Sogou’s IPO”), were amended in the first quarter of 2016 to remove as a condition of vesting upon Sogou’s IPO and to add as a condition of achievement of performance targets. For purposes of recognition of share-based compensation expense, each installment is considered to be granted as of the date that the performance target has been set. As of March 31, 2016, Sogou had granted options for the purchase of 23,012,697 shares under the 2010 Sogou Share Incentive Plan. As of March 31, 2016, options for the purchase of 22,923,259 shares had become vested and exercisable because both the service period and the performance requirements had been met, and of such vested options, options for the purchase of 19,408,630 shares had been exercised.

Of the contractually granted share options, options for the purchase of 7,200,000 shares vest and become exercisable in five equal installments, with (i) the first installment vesting upon Sogou’s IPO and the expiration of all underwriters’ lockup periods applicable to Sogou’s IPO, and (ii) each of the four subsequent installments vesting on the first, second, third and fourth anniversary dates, respectively, of the closing of Sogou’s IPO. The completion of an IPO is considered to be a performance condition of the awards. An IPO is not considered to be probable until it is completed. Under ASC 718, compensation cost should be accrued if it is probable that the performance condition will be achieved and should not be accrued if it is not probable that the performance condition will be achieved. As a result, no compensation expense will be recognized related to these options until the completion of an IPO, and hence no share-based compensation expense was recognized for the three months ended March 31, 2016 for the options for the purchase of 7,200,000 shares that are subject to vesting upon completion of Sogou’s IPO.

As of March 31, 2016, for purposes of recognition of share-based compensation expense, Sogou had granted options for the purchase of 30,212,697 shares, of which options for the purchase of 10,804,067 shares were outstanding. A summary of share option activity under the Sogou 2010 Stock Incentive Plan as of and for the three months ended March 31, 2016 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2016	12,209	$0.369
Granted	0
Exercised	(290)	0.001
Forfeited or expired	(1,115)	0.001

Outstanding at March 31, 2016	10,804	0.417	6.87

Vested at March 31, 2016 and expected to vest thereafter	3,592

Exercisable at March 31, 2016	3,515

For the three months ended March 31, 2016 and 2015 total share-based compensation expense recognized for share options under the Sogou 2010 Share Incentive Plan was $1.1 million and $2.8 million, respectively.

As of March 31, 2016, there was $0.2 million of unrecognized compensation expense related to the unvested share options. The expense is expected to be recognized over a weighted average period of 0.6 years.

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

The fair value of the options granted to Sogou management and key employees was estimated on the date of grant using the Binomial option - pricing model (the “BP Model”) with the following assumptions used:

Assumptions Adopted
Average risk-free interest rate	2.12%~2.77%
Exercise multiple	2~3
Expected forfeiture rate (post-vesting)	0%~12%
Weighted average expected option life	6
Volatility rate	47%~50%
Dividend yield	0%
Fair value	3.58~3.93

Sogou estimated the risk-free rate based on the market yields of U.S. Treasury securities with an estimated country-risk differential as of the valuation date. An exercise multiple was estimated as the ratio of the fair value of the shares over the exercise price as of the time the option is exercised, based on consideration of research studies regarding exercise patterns based on historical statistical data. In Sogou’s valuation analysis, a multiple of two was applied for employees and a multiple of three was applied for management. Sogou estimated the forfeiture rate to be 0% for Sogou management’s share options granted as of March 31, 2016 and 12% for Sogou employees’ share options granted as of March 31, 2016. The life of the share options is the contract life of the option. Based on the option agreement, the contract life of the option is 10 years. The expected volatility at the valuation date was estimated based on the historical volatility of comparable companies for the period before the grant date with length commensurate with the expected term of the options. Sogou has no history or expectation of paying dividends on its ordinary shares. Accordingly, the dividend yield is estimated to be 0%.

Sohu Management Sogou Share Option Arrangement

Under an arrangement providing for Sogou share-based awards to be available for grants to members of Sohu’s Board of Directors, management and other key employees (“Sohu Management Sogou Share Option Arrangement”), which was approved by the boards of directors of Sohu and Sogou in March 2011, Sohu has the right to provide to members of Sohu’ Board of Directors, management and other key employees the opportunity to purchase from Sohu up to 12,000,000 ordinary shares of Sogou at a fixed exercise price of $0.625 or $0.001 per share. Of these 12,000,000 ordinary shares, 8,800,000 are Sogou ordinary shares previously held by Sohu and 3,200,000 are Sogou ordinary shares that were newly-issued on April 14, 2011 by Sogou to Sohu at a price of $0.625 per share, or a total of $2.0 million. As of March 31, 2016, Sohu had contractually granted options for the purchase of 10,724,500 Sogou ordinary shares to members of Sohu’ Board of Directors, management and other key employees under the Sohu Management Sogou Share Option Arrangement.

Of the contractually granted options for the purchase of 10,724,500 shares, options for the purchase of 8,309,500 shares vest and become exercisable in four equal installments, with each installment vesting upon a service period requirement for Sohu’s management and key employees being met, as well as Sogou’s achievement of performance targets for the corresponding period. The performance target for each installment is set at the beginning of each vesting period. Accordingly, for purposes of recognition of share-based compensation expense, each installment is considered to be granted as of that date. As of March 31, 2016, Sohu had granted options for the purchase of 8,232,000 shares under the Sohu Management Sogou Share Option Arrangement. As of March 31, 2016, options for the purchase of 8,232,000 shares had become vested and exercisable because both the service period and the performance requirements had been met, and vested options for the purchase of 7,020,500 shares had been exercised.

As of December 31, 2015, options for the purchase of 15,000 ordinary shares of Sogou granted to members of Sohu’ Board of Directors had vested and become exercisable, as the service period requirement for vesting had been met.

The remaining options for the purchase of 2,400,000 shares vest and become exercisable in five equal installments, with (i) the first installment vesting upon Sogou’s IPO and the expiration of all underwriters’ lockup periods applicable to the IPO, and (ii) each of the four subsequent installments vesting on the first, second, third and fourth anniversary dates, respectively, of the closing of Sogou’s IPO. All installments of the options for the purchase of 2,400,000 shares that are subject to vesting upon the completion of Sogou’s IPO were considered granted upon the issuance of the options. The completion of a firm commitment IPO is considered to be a performance condition of the awards. An IPO event is not considered to be probable until it is completed. Under ASC 718, compensation cost should be accrued if it is probable that the performance condition will be achieved and should not be accrued if it is not probable that the performance condition will be achieved. As a result, no compensation expense will be recognized related to these options until the completion of an IPO, and hence no share-based compensation expense was recognized for the three months ended March 31, 2016 for these options for the purchase of 2,400,000 shares.

As of March 31, 2016, for purposes of recognition of share-based compensation expense, Sohu had granted options for the purchase of 10,647,000 shares, of which options for the purchase of 3,623,500 shares were outstanding. A summary of share option activity under the Sohu Management Sogou Share Option Arrangement as of and for the three months ended March 31, 2016 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2016	3,664	$0.623
Granted	0
Exercised	(40)	0.001
Forfeited or expired	0

Outstanding at March 31, 2016	3,624	0.623	6.43

Vested at March 31, 2016	1,224

Exercisable at March 31, 2016	1,224

For the three months ended March 31, 2016 and 2015, total share-based compensation expense recognized for share options under the Sohu Management Sogou Share Option Arrangement was $297,106 and $569,450, respectively.

As of March 31, 2016, there was no unrecognized compensation expense related to unvested Sogou share options.

The method used to determine the fair value of share options granted to members of Sohu’s Board of Directors, management and other employees was the same as the method used for the share options granted to Sogou’s management and key employees as described above, except for the assumptions used in the BP Model as presented below:

Assumptions Adopted
Average risk-free interest rate	2.12%~2.15%
Exercise multiple	3
Expected forfeiture rate (post-vesting)	0%
Weighted average expected option life	5
Volatility rate	47%
Dividend yield	0%
Fair value	3.31

Option Modification

In the first and second quarter of 2013, a portion of the share options granted under the Sogou 2010 Share Incentive Plan and the Sohu Management Sogou Share Option Arrangement were exercised early, and the Sogou ordinary shares issued upon exercise were transferred to trusts with the original option grantees as beneficiaries. The trusts will distribute the shares to those beneficiaries in installments based on the vesting requirements under the option agreements. Although these trust arrangements caused a modification of the terms of these share options, the modification was not considered substantive. Accordingly, no incremental fair value related to these shares resulted from the modification, and the remaining share-based compensation expense for these shares will continue to be recognized over the original remaining vesting period. As of March 31, 2016, options for the purchase of 11,370,000 shares granted under the Sogou 2010 Share Incentive Plan had been exercised early but had not been distributed to the beneficiaries of the trusts. All of the early-exercised shares that were distributed to those beneficiaries by the trusts in accordance with the vesting requirements under the option agreements have been included in the disclosures under the heading “Sogou 2010 Share Incentive Plan” above.

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

As of March 31, 2016, unvested Tencent restricted share unit awards held by these employees provided for the issuance of up to 168,050 ordinary shares of Tencent, taking into consideration a five-for-one split of Tencent’s shares that became effective in May 2014. For the three months ended March 31, 2016 and 2015, share-based compensation expense of $0.3 million and $1.4 million, respectively, related to these Tencent restricted share units was recognized in the Group’s consolidated statements of comprehensive income. As of March 31, 2016, there was $0.8 million of unrecognized compensation expense related to these unvested restricted share units. This amount is expected to be recognized over a weighted average period of 1.75 years.

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

Prior to the completion of Changyou’s initial public offering, Changyou had granted under the Changyou 2008 Share Incentive Plan 15,000,000 ordinary shares to its former chief executive officer Tao Wang, through Prominence Investments Ltd., which is an entity that may be deemed under applicable rules of the Securities and Exchange Commission to be beneficially owned by Tao Wang. Through March 31, 2016, Changyou had also granted under the Changyou 2008 Share Incentive Plan restricted share units, settleable upon vesting by the issuance of an aggregate of 4,614,098 ordinary shares, to certain members of its management other than Tao Wang, and certain other Changyou employees.

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

ii) Share-based Awards granted after Changyou’s IPO

Through March 31, 2016, in addition to the share-based awards granted before Changyou’s IPO, Changyou had granted restricted share units, settleable upon vesting with the issuance of an aggregate of 1,581,226 ordinary shares, to certain members of its management other than Tao Wang and to certain of its other employees. These restricted share units are subject to vesting over a four-year period commencing on their grant dates. Share-based compensation expense for such restricted share units is recognized on an accelerated basis over the requisite service period. The fair value of restricted share units was determined based on the market price of Changyou’s ADSs on the grant date.

A summary of activity for these restricted share units as of and for the three months ended March 31, 2016 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2016	20	$14.25
Granted	0
Vested	0
Forfeited	0

Unvested at March 31, 2016	20	14.25

Expected to vest after March 31, 2016	20	14.25

For the three months ended March 31, 2016 and 2015, total share-based compensation expense recognized for the above restricted share units was $22,000 and negative $42,000, respectively. The negative $42,000 represents Changyou’s true-up of share-based compensation expense for forfeited restricted share units that would have become vested during the quarter.

As of March 31, 2016, there was $87,000 of unrecognized compensation expense related to these unvested restricted share units. The expense is expected to be recognized over a weighted average period of 0.76 years. The total fair value of these restricted share units vested during the three months ended March 31, 2016 and 2015 was $nil and $0.3 million, respectively.

Changyou 2014 Share Incentive Plan

On June 27, 2014, Changyou reserved 2,000,000 of its Class A ordinary shares under the Changyou.com Limited 2014 Share Incentive Plan (the “Changyou 2014 Share Incentive Plan”) for the purpose of making share incentive awards to certain members of its management and key employees. On November 2, 2014, the number of Class A ordinary shares reserved under the Changyou 2014 Share Incentive Plan increased from 2,000,000 to 6,000,000. As of March 31, 2016, 2,820,000 shares were available for grant under the Changyou 2014 Share Incentive Plan.

i) Summary of share option activity

On November 2, 2014, Changyou approved the contractual grant of an aggregate of 2,416,000 Class A restricted share units to certain members of its management and certain other employees. On February 16, 2015, Changyou’s Board of Directors approved the conversion of 2,400,000 of these Class A restricted share units into options for the purchase of Class A ordinary shares at an exercise price of $0.01. On June 1, 2015, Changyou’s Board of Directors approved the contractual grant of options for the purchase of an aggregate of 1,998,000 Class A ordinary shares to certain members of its management and certain other employees at an exercise price of $0.01. These share options vest in four equal installments over a period of four years, with each installment vesting upon satisfaction of a service period requirement and the achievement of certain subjective performance targets. These share options are substantially similar to restricted share units except for the nominal exercise price, which would be zero for restricted share units.

Under ASC 718-10-25 and ASC 718-10-55, no grant date can be established until a mutual understanding is reached between the Company and the recipients clarifying the subjective performance requirements. If the service inception date preceded the grant date, compensation expense should be accrued beginning on the service inception date, and re-measured on each subsequent reporting date before the grant date is established, based on the then-current fair value of the awards. To determine the fair value of these share options, the public market price of the underlying shares at each reporting date is used and a binomial valuation model is applied.

On November 2, 2015, 450,000 of these share options had been granted and had become vested, as a mutual understanding of the subjective performance targets had been reached between Changyou and the recipients, the targets had been satisfied, and the service period requirements had been fulfilled. For the total of 450,000 granted share options, the cumulative share-based compensation expense has been adjusted and fixed based on the fair value at the grant date of $4.7 million.

A summary of share option activity under the Changyou 2014 Share Incentive Plan as of and for the three months ended March 31, 2016 is presented below:

			Weighted
	Number	Weighted	Average	Aggregate
	Of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value (1)
Options	(in thousands)	Price	Life (Years)	(in thousands)
Outstanding at January 1, 2016	450	$0.01	8.84	$5,580
Granted	0
Exercised	(150)	0.01
Forfeited or expired	0

Outstanding at March 31, 2016	300	0.01	8.59	2,814

Vested at March 31, 2016	300	0.01	8.59	2,814

Exercisable at March 31, 2016	300	0.01	8.59	2,814

Note (1): The aggregated intrinsic value in the preceding table represents the difference between Changyou’s closing price of $18.78 per ADS, or $9.39 per Class A ordinary share, on March 31, 2016 and the nominal exercise price of share option.

For the three months ended March 31, 2016 and 2015, share-based compensation expense recognized for these share options under the Changyou 2014 Share Incentive Plan was negative $1.3 million and $3.9 million, respectively.

ii) Summary of restricted share unit activity

On November 2, 2014, Changyou had contractually granted under the 2014 Share Incentive Plan an aggregate of 16,000 Class A restricted share units to an employee. These Class A restricted share units are subject to vesting over a four-year period commencing on their grant dates. The fair values as of the grant dates of the restricted share units were determined based on market price of Changyou’s ADSs on the grant dates.

Due to the termination of employment of an employee during the second quarter of 2015 prior to vesting of the restricted share units held by the employee, Changyou reversed share-based compensation expense in the amount of $17,000. As of March 31, 2016, there was no unrecognized compensation expense for these restricted share units, as all of them had been forfeited.

4) Sohu Video Share-based Awards

On January 4, 2012, Sohu Video adopted the Video 2011 Share Incentive Plan, under which 25,000,000 ordinary shares of Sohu Video are reserved for the purpose of making share incentive awards to management and key employees of Sohu Video and to Sohu management. The maximum term of any share incentive award granted under the Video 2011 Share Incentive Plan is ten years from the grant date. The Video 2011 Share Incentive Plan will expire on January 3, 2021. As of March 31, 2016, grants of options for the purchase of 16,368,200 ordinary shares of Sohu Video had been contractually made and were subject to vesting in four equal installments, with each installment vesting upon a service period requirement being met, as well as Sohu Video’s achievement of performance targets for the corresponding period. For purposes of ASC 718-10-25, as of March 31, 2016, no grant date had occurred, because the broader terms and conditions of the option awards had neither been finalized nor mutually agreed upon with the recipients. As of March 31, 2016, options for the purchase of 4,972,800 ordinary shares were vested.

For the three months ended March 31, 2016 and 2015, total share-based compensation expense recognized for vested options under the Video 2011 Share Incentive Plan was $0.2 and negative $ 0.8 million, respectively. The negative amount represented re-measured compensation expense based on the then-current fair value of the awards on March 31, 2015.

The fair value of the options contractually granted to management and key employees of Sohu Video and to Sohu management was estimated on the reporting date using the BP Model, with the following assumptions used:

Assumptions Adopted
Average risk-free interest rate	2.03%
Exercise multiple	2.8
Expected forfeiture rate (post-vesting)	10%
Weighted average expected option life	5.8
Volatility rate	57.7%
Dividend yield	0%
Fair value	0.92

10.	Sogou Transactions

On September 16, 2013, Sogou entered into a series of agreements with Tencent, Sohu Search and Photon Group Limited (“Photon”) pursuant to which Sogou issued Series B Preferred Shares and Class B Ordinary Shares to Tencent for a net amount of $448 million in cash and Tencent transferred its Soso search-related businesses and certain other assets to Sogou (collectively, the “Sogou-Tencent Transactions”). Also on that date, Sogou entered into Repurchase Option Agreements with Sohu Search and Photon, and a Repurchase/Put Option Agreement with China Web Search (HK) Limited (“China Web”), with respect to all of the Series A Preferred Shares of Sogou held by Sohu Search and China Web, and a portion of the Series A Preferred Shares of Sogou held by Photon. Also on that date, Sogou, Sohu Search, Photon, Mr. Xiaochuan Wang, four other members of Sogou’s management (collectively, the “Sohu Parties”) and Tencent entered into a Shareholders Agreement (the “Shareholders Agreement”) under which the parties agreed to vote their Sogou shares in all elections of directors to elect three designees of Sohu Search and two designees of Tencent.

In June 2014, Sogou repurchased approximately 4.2 million of its Class A Ordinary Shares from noncontrolling shareholders, a majority of whom were employees of the Group, for an aggregate purchase price of $41.6 million. In March 2014, September 2015, and September 2015, respectively, Sogou purchased from China Web, Sohu Search and Photon, pursuant to the Repurchase Option Agreements entered into in September 2013, 14.4 million, 24.0 million and 6.4 million Series A Preferred Shares of Sogou, for an aggregate purchase price of $47.3 million, $78.8 million and $21.0 million, respectively. After these repurchases, the Sohu Group holds approximately 36% of the outstanding equity capital of Sogou, assuming that all share options under the Sogou 2010 Share Incentive Plan and all share options under the Sohu Management Sogou Share Option Arrangement are granted and exercised and that all of the 4.2 million Class A Ordinary Shares Sogou repurchased in June 2014 were issued to shareholders other than Sohu.com Inc.

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

Sohu’s Shareholding in Sogou

As of March 31, 2016, Sogou had outstanding a combined total of 331,160,213 ordinary shares and preferred shares held as follows:

(i)	Sohu: 132,189,750 Class A Ordinary Shares, of which 4,976,500 shares may be purchased by Sohu management and key employees under an option arrangement;

(ii)	Photon: 32,000,000 Series A Preferred Shares;

(iii)	Tencent: 6,757,875 Class A Ordinary Shares, 65,431,579 Series B Preferred Shares and 79,368,421 non-voting Class B Ordinary Shares; and

(iv)	Various employees of Sogou and Sohu: 15,412,588 Class A Ordinary Shares.

Because no ordinary shares will be issued with respect to share options granted by Sogou until they are vested and exercised, share options granted by Sogou that have not vested and vested share options that have not yet been exercised are not included as outstanding shares of Sogou and have no impact on the Sohu Group’s basic net income per share. Unvested share options with performance targets achieved and vested share options that have not yet been exercised do, however, have a dilutive impact on the Sohu Group’s dilutive net income per share. See Note 12 - Net Income/(Loss) per Share.

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

11.	Noncontrolling Interest

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

Noncontrolling Interest in the Consolidated Balance Sheets

As of March 31, 2016 and December 31, 2015, noncontrolling interest in the consolidated balance sheets was $520.5 million and $489.7 million, respectively.

	As of
	December 31, 2015	March 31, 2016
Sogou	$125,314	$146,837
Changyou	364,416	373,656

Total	$489,730	$520,493

Noncontrolling Interest of Sogou

As of March 31, 2016 and December 31, 2015, noncontrolling interest of Sogou of $146.8 million and $125.3 million, respectively, was recognized in the Sohu Group’s consolidated balance sheets, representing Sogou’s cumulative results of operations attributable to shareholders other than Sohu.com Inc., Sogou’s share-based compensation expense, the investments of shareholders other than Sohu.com Inc. in Preferred Shares and Ordinary Shares of Sogou, the repurchase of Sogou Series A Preferred Shares from noncontrolling shareholders in March 2014 and September 2015, and Sogou’s repurchase of Class A Ordinary Shares from noncontrolling shareholders in June 2014.

Noncontrolling Interest of Changyou

As of March 31, 2016 and December 31, 2015, noncontrolling interest of Changyou of $373.7 million and $364.4 million, respectively, was recognized in the Sohu Group’s consolidated balance sheets, representing a 31% and 32% economic interest, respectively, in Changyou’s net assets held by shareholders other than Sohu.com Inc. and reflecting the reclassification of Changyou’s share-based compensation expense from shareholders’ additional paid-in capital to noncontrolling interest.

Noncontrolling Interest in the Consolidated Statements of Comprehensive Income

For the three months ended March 31, 2016 and 2015, net income of $31.2 million and $26.5 million, respectively, attributable to the noncontrolling interest was recognized in the Sohu Group’s consolidated statements of comprehensive income.

	Three Months Ended March 31,
	2015	2016
Sogou	$12,413	$20,612
Changyou	14,108	10,619

Total	$26,521	$31,231

Noncontrolling Interest of Sogou

For the three months ended March 31, 2016 and 2015, net income of $20.6 million and $12.4 million, respectively, attributable to the noncontrolling interest of Sogou was recognized in the Sohu Group’s consolidated statements of comprehensive income, representing Sogou’s net income attributable to shareholders other than Sohu.com Inc.

Noncontrolling Interest of Changyou

For the three months ended March 31, 2016 and 2015, net income of $10.6 million and $14.1 million, respectively, attributable to the noncontrolling interest of Changyou was recognized in the Sohu Group’s consolidated statements of comprehensive income, representing a 31% and 32% economic interest, respectively, in Changyou attributable to shareholders other than Sohu.com Inc.

12.	Net Income /(Loss) per Share

Basic net income /(loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income /(loss) per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise or settlement of share-based awards using the treasury stock method. The dilutive effect of share-based awards with performance requirements is not considered before the performance targets are actually met. The computation of diluted net income /(loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect (i.e. an increase in earnings per share amounts or a decrease in loss per share amounts) on net income /(loss) per share. For the three months ended March 31, 2016, 265,000 common shares potentially issuable upon the exercise or settlement of share-based awards using the treasury stock method were anti-dilutive and excluded from the denominator for calculation of diluted net loss per share.

Additionally, for purposes of calculating the numerator of diluted net income /(loss) per share, the net income /(loss) attributable to Sohu.com Inc. is adjusted as follows. The adjustment will not be made if there is an anti-dilutive effect.

(1)	Sogou’s net income /(loss) attributable to Sohu.com Inc. is determined using the percentage that the weighted average number of Sogou shares held by Sohu.com Inc. represents of the weighted average number of Sogou Preferred Shares and Ordinary Shares, shares issuable upon the conversion of convertible preferred shares under the if-converted method, and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, and is not determined by allocating Sogou’s net income /(loss) to Sohu.com Inc. using the methodology for the calculation of net income /(loss) attributable to the Sogou noncontrolling shareholders discussed in Note 11 - Noncontrolling Interest.

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

In the first quarter of 2016, all of these Sogou shares and share options had an anti-dilutive effect, and therefore were excluded from the calculation of Sohu.com Inc.’s diluted net loss per share, and “incremental dilution from Sogou” in the table below was zero.

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

In the first quarter of 2016, all of these Changyou restricted share units had a dilutive effect, and therefore were included in the calculation of Sohu.com Inc.’s diluted net loss per share. This impact is presented as “incremental dilution from Changyou” in the table below.

The following table presents the calculation of the Sohu Group’s basic and diluted net loss per share (in thousands, except per share data).

	Three Months Ended March 31,
	2015	2016
Numerator:
Net loss attributable to Sohu.com Inc., basic	$(31,120)	$(20,286)
Effect of dilutive securities:
Incremental dilution from Sogou	0	0
Incremental dilution from Changyou	(221)	(291)

Net loss attributable to Sohu.com Inc., diluted	$(31,341)	$(20,577)

Denominator:
Weighted average basic common shares outstanding	38,525	38,666
Effect of dilutive securities:
Share options and restricted share units	0	0

Weighted average diluted common shares outstanding	38,525	38,666

Basic net loss per share attributable to Sohu.com Inc.	$(0.81)	$(0.52)

Diluted net loss per share attributable to Sohu.com Inc.	$(0.81)	$(0.53)

13.	Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers. In May 2014, the FASB issued ASU No. 2014-09, ‘‘Revenue from Contracts with Customers (Topic 606).’’ This guidance supersedes current guidance on revenue recognition in Topic 605, ‘‘Revenue Recognition.” In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. In August 2015, the FASB issued ASU No.2015-14 to defer the effective date of ASU No. 2014-09 for all entities by one year. For public business entities that follow U.S. GAAP, the deferral results in the new revenue standard are being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. The Sohu Group is currently evaluating the impact of adopting this standard on its consolidated financial statements.

Recognition and Measurement of Financial Assets and Financial Liabilities. On January 5, 2016, the FASB issued ASU 2016-01 (“ASU 2016-01”), Recognition and Measurement of Financial Assets and Financial Liabilities, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This amendment requires all equity investments to be measured at fair value, with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Sohu Group is currently evaluating the impact of adopting this standard on its consolidated financial statements.

Leases. On February 25, 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases. ASU 2016-02 specifies the accounting for leases. For operating leases, ASU 2016-02 requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions. ASU 2016-02 is effective for public companies for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Sohu Group is currently evaluating the impact of adopting this standard on its consolidated financial statements.

Compensation – Stock Compensation. On March 30, 2016, the FASB issued ASU 2016-09 (“ASU 2016-09”), Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Sohu Group is currently evaluating the impact of adopting this standard on its consolidated financial statements.

14.	Subsequent Event

On April 22, 2016, Sogou entered into a series of agreements with Tsinghua University, including making a donation of $27.7 million to Tsinghua University and joining forces with Tsinghua University in setting up a joint research institute focusing on artificial intelligence. The Sohu Group is currently evaluating the accounting impact of this transaction on its consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this report, references to “us,” “we,” “our,” “our company,” “our Group,” the “Sohu Group,” the “Group,” and “Sohu.com” are to Sohu.com Inc. and, except where the context requires otherwise, our wholly-owned and majority-owned subsidiaries and variable interest entities (“VIEs”) Sohu.com Limited, Sohu.com (Hong Kong) Limited (“Sohu Hong Kong”), All Honest International Limited (“All Honest”), Sohu.com (Game) Limited (“Sohu Game”), Go2Map Inc., Sohu.com (Search) Limited (“Sohu Search”), Sogou Inc. (“Sogou”), Sogou (BVI) Limited (“Sogou BVI”), Sogou Hong Kong Limited (“Sogou HK”), Vast Creation Advertising Media Services Limited (“Vast Creation”), Sogou Technology Hong Kong Limited, Fox Video Investment Holding Limited (“Video Investment”), Fox Video Limited (“Sohu Video”), Fox Video (HK) Limited (“Video HK”), Focus Investment Holding Limited, Sohu Focus Limited, Sohu Focus (HK) Limited, Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu Software Technology Co., Ltd., Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”), Beijing Sogou Network Technology Co., Ltd (“Sogou Network”), Fox Information Technology (Tianjin) Limited (“Video Tianjin”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”), Beijing Sohu New Momentum Information Technology Co., Ltd. (“Sohu New Momentum”), Beijing Century High Tech Investment Co., Ltd. (“High Century”), Beijing Heng Da Yi Tong Information Technology Co., Ltd. (“Heng Da Yi Tong”, formerly known as Beijing Sohu Entertainment Culture Media Co., Ltd.), Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”), Beijing GoodFeel Technology Co., Ltd., Beijing Sogou Information Service Co., Ltd. (“Sogou Information”), Beijing 21 East Culture Development Co., Ltd., Beijing Sohu Donglin Advertising Co., Ltd.(“Donglin”), Beijing Pilot New Era Advertising Co., Ltd. (“Pilot New Era”), Beijing Focus Yiju Network Information Technology Co., Ltd., SohuPay Science and Technology Co., Ltd., Beijing Sohu Dianjin Information Technology Co., Ltd., Beijing Yi He Jia Xun Information Technology Co., Ltd., Tianjin Jinhu Culture Development Co., Ltd. (“Tianjin Jinhu”), Guangzhou Qianjun Network Technology Co., Ltd. (“Guangzhou Qianjun”), Shenzhen Shi Ji Guang Su Information Technology Co., Ltd., Chengdu Sogou Easypay Technology Co., Ltd., Beijing Shi Ji Si Su Technology Co., Ltd., Chongqing Qogir Enterprise Management Consulting Co., Ltd., SendCloud Technology Co., Ltd., Beijing Hua Yang Lian Zhong Advertising Co., Ltd, Beijing Focus Interactive Information Service Co., Ltd., Beijing Focus Xin Gan Xian Information Technology Co., Ltd., Beijing Focus Real Estate Agency Co., Ltd. and our independently-listed majority-owned subsidiary Changyou.com Limited (“Changyou,” formerly known as TL Age Limited) as well as the following direct and indirect subsidiaries and VIEs of Changyou: Changyou.com HK Limited (“Changyou HK”) formerly known as TL Age Hong Kong Limited), Changyou.com Webgames (HK) Limited (“Changyou HK Webgames”), Changyou.com Gamepower (HK) Limited, ICE Entertainment (HK) Limited (“ICE HK”), Changyou.com Gamestar (HK) Limited, Changyou.com (US) LLC. (formerly known as AmazGame Entertainment (US) Inc.), Changyou.com Korea Limited, Changyou.com India Private Limited, Changyou BİLİŞİM HİZMETLERİ TİCARET LİMİTED ŞİRKETİ, Kylie Enterprises Limited, Mobogarden Enterprises Limited, Heroic Vision Holdings Limited, TalkTalk Limited, RaidCall (HK) Limited, 7Road.com Limited (“7Road”), 7Road.com HK Limited (“7Road HK”), Changyou.com (TH) Limited, Changyou.com Rus Limited, PT.CHANGYOU TECHNOLOGY INDONESIA, Changyou Middle East FZ-LLC, Changyou.com Technology Brazil Desenvolvimento De Programas LTDA, Greative Entertainment Limited (formerly known as Greative Digital Limited), Glory Loop Limited (“Glory Loop”), MoboTap Inc. (“MoboTap”, a Cayman Islands company), MoboTap Inc. Limited (“MoboTap HK”), MoboTap Inc. (a Delaware corporation), Dolphin Browser Inc., TMobi Limited (formerly known as Muse Entertainment Limited), Dstore Technology Limited, Mobo Information Technology Pte. Ltd., Changyou Mobo Glint Limited, Global Cool Limited, Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”), Beijing Changyou Skyline Property Management Co. Ltd, Beijing Cruise stars Technology Co., Ltd., Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”), ICE Information Technology (Shanghai) Co., Ltd. (“ICE Information”), Beijing Changyou RaidCall Internet Technology Co., Ltd. (“RaidCall”), Beijing Yang Fan Jing He Information Consulting Co., Ltd. (“Yang Fan Jing He”), Shanghai Jingmao Culture Communication Co., Ltd. (“Shanghai Jingmao”), Shanghai Hejin Data Consulting Co., Ltd., Beijing Changyou Jingmao Film & Culture Communication Co., Ltd. (“Beijing Jingmao”), Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”), Beijing Guanyou Gamespace Digital Technology Co., Ltd. (“Guanyou Gamespace”), Beijing Zhi Hui You Information Technology Co., Ltd., Shanghai ICE Information Technology Co., Ltd. (“Shanghai ICE”), Shenzhen 7Road Network Technologies Co., Ltd. (“7Road Technology”), Beijing Changyou Star Digital Technology Co., Ltd (“Changyou Star”), Beijing Changyou Creation Information Technology Co., Ltd. (formerly known as Beijing Changyou e-pay Co. Ltd.), Beijing Changyou Aishouxin Ecological Technology Co., Ltd., Shenzhen Brilliant Imagination Technologies Co., Ltd. (“Brilliant Imagination”), Fujian Changyou Heguang Electronic Technology Co., Ltd., Beijing Baina Information Technology Co., Ltd., Baina Zhiyuan (Beijing) Technology Co., Ltd. (“Beijing Baina Technology”), Baina Zhiyuan (Chengdu) Technology Co., Ltd., Chengdu Xingyu Technology Co., Ltd., Baina (Wuhan) Information Technology Co., Ltd. (“Wuhan Baina Information”), Wuhan Xingyu Technology Co., Ltd., Wuhan Hualian Chuangke Technology Co., Ltd., Beijing Changyou Ledong Internet Technology Co., Ltd., Beijing Global Cool Technology Co., Ltd., and Beijing Changyou Creative Technology Co., Ltd., and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”) on February 26, 2016, as updated by Part II Item 1A of this report. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

Factors and Trends Affecting our Business

With the accelerated shift in user activities from PCs to mobile devices and an increase in the number of Internet users, the usage of various kinds of mobile Internet services continued to increase. At Sohu, we focused our efforts on developing a portfolio of leading mobile products across our business lines that we believed our users would like.

In 2016, for Sohu Media Portal, we aim to further strengthen our position and expand the user reach of two key products, the Sohu News App and the Web-based HTML5 Portal m.sohu.com. As of the end of March 2016, the combined reach of these two products exceeded 50 million daily active users. In the first quarter of 2016, mobile advertising revenues of these products collectively contributed over 50% of the total Sohu Media Portal revenues. To further drive user growth of the Sohu News App, in the first quarter we launched a few major marketing events to promote the application. We expect to conduct more promotional activities in the remainder of 2016.

The online video business is one of the most popular internet applications, and continued to gain viewers from television stations, and advertising dollars shifted in accordance with that trend. Sohu Video is a leading online video content and service provider in China, and we hold a positive view of the long-term prospects of the industry. In 2016, despite intense competition that is driving up content costs, we will be ramping up our investment in content to maintain our status as a first-tier player. The heightened spending for content is likely to result in wider loss-making in the near term.

For our search and search-related business, Sogou is one of the top players in the online search sector in China. In the first quarter of 2016, Sogou’s mobile search traffic more than doubled as compared to the same period in 2015, contributing nearly two thirds of total traffic, and mobile monetization continued to gather momentum. During the quarter, we reinforced our competitive position, as we continually raised the bar in terms of quality for our core search service and further differentiated our search service. Through deepening cooperation with Tencent, we have built exclusive access to its social platforms and brought in more unique and high-quality content. On other fronts, in addition to mere text, we have beefed up our capability regarding both input and search functions using voice and images. With this, our products are better received by users, especially on mobile phones. In the past year, voice search queries and voice input through Sogou Mobile Keyboard both increased by more than 100% from a year ago. According to our internal data, Sogou Mobile Keyboard has emerged to be No.1 mobile app for voice input in China. Looking into 2016 and beyond, Sogou plans to step up research in artificial intelligence with an aim to build Sogou into a leading innovative player in this space in China. In April 2016, Sogou established a Joint Research Institute with Tsinghua University to look for technology breakthroughs in artificial intelligence. The Joint Research Institute’s findings will be applied to the next generation of Sogou products.

For Changyou’s PC game business, after nine years of operation, TLBB is in a declining stage. We believe the core value of PC games lies in the enormous user base accumulated over the years of operation. To fully unlock this vast and untapped value, we are recreating TLBB and other of our PC games on mobile. During this quarter, we reached a strategic agreement to license the publishing rights of our Legacy TLBB mobile game exclusively to Tencent. For Changyou’s mobile game business, revenues from TLBB 3D also experienced declines this quarter, which is consistent with the general life cycle of a mobile game. We will explore new social interactive features that can be added to the game in order to prolong its life span. For the three months ended March 31, 2016, the PC games and mobile games that Changyou operates had approximately 6.2 million total average monthly active accounts and approximately 1.9 million total active paying accounts.

Our Business

Through the operation of Sohu, Sogou and Changyou, we generate online advertising revenues (including brand advertising revenues and search and search-related revenues (which we formerly referred to as “search and Web directory” revenues), online games revenues and others revenues. Online advertising and online games are our core businesses. For the three months ended March 31, 2016, total revenues generated by Sohu, Sogou and Changyou were approximately $407.9 million, including:

Sohu:

•	$117.6 million in brand advertising revenues, of which $45.1 million was from Sohu Media Portal, $41.4 million was from Sohu Video, and $31.1 million was from Focus; and

•	$13.2 million in others revenues, mainly attributable to sub-licensing of purchased video content to third parties.

Total revenues generated by Sohu were $130.8 million.

Sogou:

•	$133.8 million in search and search-related revenues; and

•	$13.5 million in others revenues, primarily attributable to Sogou’s offering of Internet value-added services (or “IVAS”) with respect to the operation of Web games and mobile games developed by third parties, as well as other services and products provided to users.

Total revenues generated by Sogou were $147.3 million.

Changyou:

•	$102.5 million in online game revenues;

•	$7.9 million in brand advertising revenues, mainly attributable to Changyou’s 17173.com Website; and

•	$19.4 million in others revenues attributable to Changyou’s cinema advertising revenues, and Changyou’s operation of the platform channel business.

Total revenues generated by Changyou were $129.8 million.

For the three months ended March 31, 2016, our total brand advertising revenues were $125.5 million, total search and search-related revenues were $133.8 million, total online game revenues were $102.5 million, and total others revenues were $46.1 million.

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

•	Sohu Media Portal. Sohu Media Portal is a leading online news and information provider in China. Sohu Media Portal provides users comprehensive content through www.sohu.com for PCs, the mobile phone application Sohu News APP and the mobile portal m.sohu.com;

•	Sohu Video. Sohu Video is a leading online video content and service provider in China through tv.sohu.com for PCs and the mobile phone application Sohu Video APP; and

•	Focus. Focus (www.focus.cn) is a leading online real estate information and services provider in China.

Revenues generated by the brand advertising business are classified as brand advertising revenues in our consolidated statements of comprehensive income.

Others Business

Sohu also engages in the others business, which includes sub-licensing of purchased video content to third parties, paid subscription services, and interactive broadcasting services. Revenues generated by Sohu from the others business are classified as others revenues in our consolidated statements of comprehensive income.

Sogou’s Business

Search and search-related Business

The search and search-related business primarily offers advertisers pay-for-click services, as well as online marketing services on Web directories operated by Sogou. Pay-for-click services enable advertisers’ promotional links to be displayed on the Sogou search result pages and Sogou Website Alliance members’ Websites where the links are relevant to the subject and content of such Web pages. Both pay-for-click services and online marketing services on Web directories operated by Sogou expand the distribution of our advertisers’ promotional links and advertisements by leveraging traffic on Sogou Website Alliance members’ Websites. Our search and search-related business benefits from our collaboration with Tencent, which provides us access to traffic and content generated from users of products and services provided by Tencent.

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

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

Our discussion and analysis of our financial condition and results of operations relates to our consolidated financial statements, which have been prepared in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Identified below are the accounting policies that reflect our more significant estimates and judgments, and those that we believe are the most critical to fully understanding and evaluating our consolidated financial statements.

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

Noncontrolling Interest for Sogou

As we control the election of the Board of Directors of Sogou, we are Sogou’s controlling shareholder. Accordingly, we consolidate Sogou in our consolidated financial statements, and recognize noncontrolling interest reflecting economic interests in Sogou held by shareholders other than us. To reflect the economic interest in Sogou held by shareholders other than us (the “Sogou noncontrolling shareholders”), Sogou’s net income / (loss) attributable to the Sogou noncontrolling shareholders is recorded as noncontrolling interest in our consolidated statements of comprehensive income. Sogou’s cumulative results of operations attributable to the Sogou noncontrolling shareholders, along with changes in shareholders’ equity /(deficit) and adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled and the Sogou noncontrolling shareholders’ investments in Sogou Preferred Shares and Ordinary Shares are accounted for as a noncontrolling interest classified as permanent equity in our consolidated balance sheets, as we have the right to reject a redemption requested by the noncontrolling interest. These treatments are based on the terms governing investment, and on the terms of the classes of Sogou shares held, by the noncontrolling shareholders in Sogou.

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

Others Revenues

Sohu

Sohu also engages in the others business, which includes sub-licensing of purchased video content to third parties, paid subscription services, and interactive broadcasting services.

Sogou

Others revenue attributable to Sogou are primarily IVAS revenues derived from the operation of Web games and mobile games of third-party developers as well as other services and products that Sogou provides to users.

Changyou

Others revenues attributable to Changyou are primarily generated from its cinema advertising business and its platform channel business.

In its cinema advertising business, Changyou provides clients advertising placements in slots that are shown in theatres before the screening of movies. When all the recognition criteria are met, revenues from cinema advertising are recognized based on a percentage of the advertising slots actually delivered or on a straight-line basis over the contract period.

In its platform channel business, Changyou provides IVAS through its operation of software applications for PCs and mobile devices, such as the Dolphin Browser and RaidCall.

Product Development Expenses

Product development expenses mainly consist of salary and benefits expenses, depreciation and amortization expenses, content and license expenses, facilities expenses, and technical service fees. These expense are incurred for the enhancement and maintenance of our Internet platforms as well as for our products and services, including the development costs of online games prior to the establishment of technological feasibility and maintenance costs after the online games are available for marketing.

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

Options for the purchase of 1,068,000 shares of Sohu common stock contractually granted on February 7, 2015 are subject to vesting in four equal installments over a period of four years, with each installment vesting upon satisfaction of a service period requirement and certain subjective performance targets. Under ASC 718-10-25, no grant date can be established until a mutual understanding is reached between Sohu and the recipients clarifying the subjective performance requirements. In accordance with ASC 718-10-55, as the service inception date preceded the grant date, compensation expense was accrued beginning on the service inception date and will be re-measured on each subsequent reporting date before the grant date is established, based on the then-current fair value of the awards. The estimate of the awards’ fair values will be fixed in the period in which the grant date occurs, and cumulative compensation expense will be adjusted based on the fair value at the grant date. In determining the fair values of the share options granted, the public market price of the underlying shares at each reporting date was used, and a binomial valuation model was applied.

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

Changyou Share-based Awards

In determining the fair value of ordinary shares and restricted share units granted by Changyou as share-based awards in 2008, the income approach /discounted cash flow method with a discount for lack of marketability was applied, given that the shares underlying the awards were not publicly traded at the time of grant. In determining the fair value of restricted share units granted in 2009 shortly before Changyou’s initial public offering, the fair value of the underlying shares was determined based on Changyou’s offering price for its initial public offering. In determining the fair value of restricted share units granted after Changyou’s initial public offering, the public market price of the underlying shares on the grant dates was applied.

Options for the purchase of 2,400,000 Changyou ordinary shares that were converted to options from restricted share units on February 16, 2015 and options contractually granted on June 1, 2015 for the purchase of 1,998,000 Changyou ordinary shares awards are subject to vesting in four equal installments over a period of four years, with each installment vesting upon satisfaction of a service period requirement and certain subjective performance targets. Under ASC 718-10-25, no grant date can be established until a mutual understanding is reached between Changyou and the recipients clarifying the subjective performance requirements. In accordance with ASC 718-10-55, as the service inception date preceded the grant date, compensation expense was accrued beginning on the service inception date and will be re-measured on each subsequent reporting date before the grant date is established, based on the then-current fair value of the awards. The estimate of the awards’ fair values will be fixed in the period in which the grant date occurs, and cumulative compensation expense will be adjusted based on the fair values at the grant date. In determining the fair values of share options granted, the public market price of the underlying shares at each reporting date was used, and a binomial valuation model was applied.

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

Sohu Video Share-based Awards

On January 4, 2012, Sohu Video, the holding entity of Sohu’s video division, adopted a 2011 Share Incentive Plan (the “Video 2011 Share Incentive Plan”) which provides for the issuance of up to 25,000,000 ordinary shares of Sohu Video (representing approximately 10% of the outstanding Sohu Video shares on a fully-diluted basis) to management and key employees of the video division and to Sohu management. As of March 31, 2016, grants of options for the purchase of 16,368,200 ordinary shares of Sohu Video had been contractually made, of which options for the purchase of 4,972,800 ordinary shares were vested.

For purposes of ASC 718-10-25, as of March 31, 2016, no grant date had occurred, because the broader terms and conditions of the option awards had neither been finalized nor mutually agreed upon with the recipients. Therefore the fair value of the awards is not determinable and cannot be accounted for. In accordance with ASC 718-10-55, our management determined that the service inception date with respect to vested option awards for the purchase of 4,972,800 shares had preceded the grant date. Therefore, we began to recognize compensation expense for Sohu Video share-based awards in the second quarter of 2014 and re-measured, and will re-measure, the compensation expense on each subsequent reporting date based on the then-current fair values of the awards until the grant date is established.

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

Principal Entities Qualified as HNTEs

As of March 31, 2016, the following principal entities were qualified as HNTEs and were entitled to an income tax rate of 15%.

For Sohu’s Business

•	Sohu Internet. Sohu Internet is qualified as an HNTE for 2016 and 2017, and will need to re-apply for HNTE qualification in 2018.

•	Sohu Era, Sohu Media and Guangzhou Qianjun. Sohu Era, Sohu Media and Guangzhou Qianjun are each qualified as HNTEs for 2016, and will need to re-apply for HNTE qualification in 2017.

For Sogou’s Business

•	Beijing Sogou Information Service Co., Ltd. (“Sogou Information”). Sogou Information is qualified as an HNTE for 2016 and 2017, and will need to re-apply for HNTE qualification in 2018.

•	Sogou Technology. Sogou Technology is qualified as an HNTE for 2016, and will need to re-apply for HNTE qualification in 2017.

For Changyou’s Business

•	AmazGame and Gamease. AmazGame and Gamease are each qualified as HNTEs for 2016, and will need to re-apply for HNTE qualification in 2017.

Principal Entities Qualified as Software Enterprises

For Sohu’s Business

•	Sohu New Momentum. In 2016, Sohu New Momentum is in the first of three years in which it is entitled to a 50% reduction to a rate of 12.5% as a Software Enterprise.

For Changyou’s Business

•	AmazGame. In 2013 and 2014, AmazGame was qualified as a Key National Software Enterprise and enjoyed a preferential income tax rate of 10%. However, as a result of a restructuring of the approval process, the State Council suspended the acceptance of applications for Key National Software Enterprise status, and it is not clear when, if ever, the acceptance of applications for Key National Software Enterprise status will resume. Changyou plans to re-apply to qualify AmazGame as a Key National Software Enterprise if and when the State Council again authorizes the acceptance of applications.

•	Gamespace. In 2016, Gamespace is in the third of three years in which it is entitled to a 50% reduction to a rate of 12.5% as a Software Enterprise.

PRC Withholding Tax on Dividends

The CIT Law imposes a 10% withholding income tax on dividends distributed by foreign invested enterprises in the PRC to their immediate holding companies outside Mainland China. A lower withholding tax rate may be applied if there is a tax treaty between Mainland China and the jurisdiction of the foreign holding company. A holding company in Hong Kong, for example, will be subject to a 5% withholding tax rate under an arrangement between the PRC and the Hong Kong Special Administrative Region on the “Avoidance of Double Taxation and Prevention of Fiscal Evasion with Respect to Taxes on Income and Capital,” if such holding company is considered a non-PRC resident enterprise and holds at least 25% of the equity interests in the PRC foreign invested enterprise distributing the dividends, subject to approval of the PRC local tax authority. However, if the Hong Kong holding company is not considered to be the beneficial owner of such dividends under applicable PRC tax regulations, such dividend will remain subject to a withholding tax rate of 10%.

PRC Value Added Tax and Business Tax

Revenues from brand advertising, from the search and search-related business, from Changyou’s Web games and from licensed mobile games, as well as revenues from mobile-related services, which are recorded as others revenues, are subject to VAT. To record VAT payable, the Group adopted the net presentation method, which presents the difference between the output VAT (at a rate of 6%) and available input VAT amount (at the rate applicable to the supplier). Online game revenues from the operation of PC games and self-developed mobile games are subject to a 5% PRC business tax (“Business Tax”).

U.S. Corporate Income Tax

Sohu.com Inc. is a Delaware corporation that is subject to U.S. corporate income tax on its taxable income at a rate of up to 35%. Subject to certain limitations, the net operating losses (“NOLs”) of a corporation in the U.S. that are carried forward from prior years may be used to offset the corporation’s taxable income. As of the end of the 2012 taxable year, Sohu.com Inc. had no further NOLs available for offsetting any U.S. taxable income. To the extent that portions of its U.S. taxable income, such as Subpart F income or a dividend, are determined to be from sources outside of the U.S., subject to certain limitations, Sohu.com Inc. may be able to claim foreign tax credits to offset its U.S. income tax liabilities. Any remaining liabilities are accrued in the Company’s consolidated statements of comprehensive income and estimated tax payments are made when required by U.S. law.

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

Net Income / (Loss) per Share

Basic net income / (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income / (loss) per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise or settlement of share-based awards using the treasury stock method. The dilutive effect of share-based awards with performance requirements is not considered before the performance targets are actually met. The computation of diluted net income / (loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect (i.e. an increase in earnings per share amounts or a decrease in loss per share amounts) on net income / (loss) per share. Additionally, for purposes of calculating the numerator of diluted net income / (loss) per share, the net income / (loss) attributable to the Sohu Group is adjusted as follows. The adjustment will not be made if there is an anti-dilutive effect.

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

In the calculation of Sohu.com Inc.’s diluted net income / (loss) per share, assuming a dilutive effect, the percentage of Sohu.com Inc.’s shareholding in Sogou was calculated by treating convertible preferred shares issued by Sogou as having been converted at the beginning of the period and unvested share options with the performance targets achieved as well as vested but unexercised share options as having been exercised during the period. The dilutive effect of share-based awards with a performance requirement was not considered before the performance targets were actually met. Assuming an anti-dilutive effect, all of these Sogou shares and share options are excluded from the calculation of Sohu.com Inc.’s diluted income /(loss) per share. As a result, Sogou’s net income /(loss) attributable to Sohu.com Inc. on a diluted basis equals the number used for the calculation of Sohu.com Inc.’s basic net income /(loss) per share.

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

In the calculation of Sohu.com Inc.’s diluted net income / (loss) per share, assuming a dilutive effect, all of Changyou’s existing unvested restricted share units, and vested restricted share units that have not yet been settled, are treated as vested and settled by Changyou under the treasury stock method, causing the percentage of the weighted average number of shares held by Sohu.com Inc. in Changyou to decrease. As a result, Changyou’s net income / (loss) attributable to Sohu.com Inc. on a diluted basis decreased accordingly. Assuming an anti-dilutive effect, all of these Changyou restricted share units are excluded from the calculation of Sohu.com Inc.’s diluted net income /(loss) per share. As a result, Changyou’s net income /(loss) attributable to Sohu.com Inc. on a diluted basis equals the number used for the calculation of Sohu.com Inc.’s basic net income /(loss) per share.

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

Our financial instruments mainly include cash equivalents, short-term investments, accounts receivable, prepaid and other current assets, available-for-sale securities under long-term investments, time deposits, restricted time deposits, accounts payable, accrued liabilities, receipts in advance and deferred revenue, short-term bank loans, other short-term liabilities and long-term accounts payable.

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

Available-for-Sale Securities

Investments in debt securities and equity securities that have readily determinable fair values not classified as trading securities or as held-to-maturity securities are classified as available-for-sale securities, and are included in long-term investments. Available-for-sale securities are reported at fair value, with unrealized gains or losses recorded in other comprehensive income or losses in the consolidated balance sheets. Realized gains or losses are included in the consolidated statements of comprehensive income during the period in which the gain or loss is realized. An impairment loss on the available-for-sale securities is recognized in the consolidated statements of comprehensive income when the decline in value is determined to be other-than-temporary.

Time Deposits

Our time deposits represent deposits placed with banks with original maturities of more than three months. Time deposits are valued based on the prevailing interest rate in the market, which is also the interest rate stated in the contracts with the banks.

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

Changyou Loans from Offshore Banks, Secured by Time Deposits

Commencing in 2012, we had, through Changyou, loans from offshore banks secured by RMB deposits in onshore branches of those banks. The loans from the offshore branches of the lending banks are classified as short-term bank loans or long-term bank loans based on their repayment period. The rates of interest under the loan agreements with the lending banks were determined based on the prevailing interest rates in the market. The RMB onshore deposits securing the offshore loans are treated as restricted time deposits on our consolidated balance sheets. As of March 31, 2016, Changyou had repaid all of the remaining bank loans, and restricted time deposits that secured these loans had been released.

Equity Investments

Investments in entities are recorded as equity investments under long-term investments. For entities over which we do not have significant influence, the cost method is applied, as there is no readily determinable fair value; for entities over which we can exercise significant influence but do not own a majority equity interest or control, the equity method is applied. For cost method investments, we carry the investment at historical cost after the date of investment. For equity method investments, we adjust the carrying amount of an investment and recognize investment income or loss for our share of the earnings or loss of the investee after the date of investment.

Long-Lived Assets

Long-lived assets include fixed assets and intangible assets.

Fixed Assets

Fixed assets mainly comprise office buildings, leasehold improvements, building improvements, vehicles, office furniture and computer equipment and hardware. Fixed assets are recorded at cost less accumulated depreciation with no residual value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

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

Intangible Assets

Intangible assets mainly comprise domain names and trademarks, developed technologies, computer software, video content, cinema advertising slot rights and operating rights for licensed games. Intangible assets are recorded at cost less accumulated amortization with no residual value. Amortization of intangible assets other than purchased video content is computed using the straight-line method over their estimated useful lives.

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

Financial statements of entities with a functional currency other than the U.S. dollar are translated into U.S. dollars, which is the reporting currency. Assets and liabilities are translated at the current exchange rate in effect at the balance sheet date, and revenues and expenses are translated at the average of the exchange rates in effect during the reporting period. Shareholders’ equity accounts are translated using the historical exchange rates at the date the entry to shareholders’ equity was recorded, except for the change in retained earnings during the year, which is translated using the historical exchange rates used to translate each period’s income statement. Differences resulting from translating a foreign currency to the reporting currency are recorded in accumulated other comprehensive income in the consolidated balance sheets.

RESULTS OF OPERATIONS

Revenues

The following table presents our revenues by revenue source and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2015		2016		2016 vs 2015
	Amount	Percentage of the total revenue	Amount	Percentage of the total revenue	Amount	Incremental ratio
Revenues
Online advertising:
Brand advertising	$133,821	29%	$125,503	31%	$(8,318)	(6)%
Search and search-related	105,126	23%	133,814	33%	28,688	27%

Subtotal of online advertising revenues	238,947	52%	259,317	64%	20,370	9%

Online game	184,994	41%	102,529	25%	(82,465)	(45)%
Others	31,391	7%	46,106	11%	14,715	47%

Total revenues	$455,332	100%	$407,952	100%	$(47,380)	(10)%

Online Advertising Revenues

Online advertising revenues were $259.3 million and $238.9 million, respectively, for the three months ended March 31, 2016 and 2015, representing a year-on-year growth rate of 9%.

Brand Advertising Revenues Generated by Sohu and Changyou

Brand advertising revenues were $125.5 million and $133.8 million, respectively, for the three months ended March 31, 2016 and 2015, representing a year-on-year decrease of 6%. The decreases in brand advertising revenues were mainly from Sohu Video.

Sohu

•	Sohu Media Portal

Revenues from Sohu Media Portal were $45.1 million for both of the three months ended March 31, 2016 and the three months ended March 31, 2015. The average amount spent per advertiser was approximately $37,000 and $30,000, respectively, for the three months ended March 31, 2016 and 2015. The number of advertisers for Sohu Media Portal was 1,222 and 1,482, respectively, for the three months ended March 31, 2016 and 2015.

•	Sohu Video

Revenues from Sohu Video were $41.4 million and $49.6 million, respectively, for the three months ended March 31, 2016 and 2015, representing a year-on-year decrease of 17%. The decrease was mainly attributable to a decrease in the number of advertisers on Sohu Video sites. The number of advertisers on Sohu Video sites was 215 and 258, respectively, for the three months ended March 31, 2016 and 2015, representing a year-on-year decrease of 17%. The average amount spent per advertiser was approximately $193,000 for the three months ended March 31, 2016, which was stable when compared to $192,000 for the corresponding period of 2015.

•	Focus

Revenues from Focus were $31.1 million and $29.5 million, respectively, for the three months ended March 31, 2016 and 2015, representing a year-on-year growth rate of 5%.

Revenues from Focus were generated through the Fixed Price model and the E-commerce model.

For the Fixed Price model, revenues were $16.0 million for the three months ended March 31, 2016, which was stable when compared to revenues of $15.8 million for the three months ended March 31, 2015.

For the E-commerce model, revenues were $15.1 million and $13.7 million, respectively, for the three months ended March 31, 2016 and 2015, representing a year-on-year growth rate of 10%. The increase was mainly driven by our subscription membership services offered to prospective purchasers of real estate as a result of the expansion of the Focus business through our establishment of more partnerships with property developers. For the three months ended March 31, 2016 and 2015, the number of developers with which we had cooperation arrangements was 539 and 371, respectively, and the number of paying subscribers for the membership services was 23,172 and 20,498, respectively.

Changyou

•	17173.com Website

Revenues from the 17173.com Website were $7.9 million and $9.6 million, respectively, for the three months ended March 31, 2016 and 2015, representing a year-on-year decrease of 18%. The number of advertisers for the 17173.com Website was 80 and 92, respectively, for the three months ended March 31, 2016 and 2015.

Search and Search-related Revenues, Generated by Sogou

Revenues from search and search-related services were $133.8 million and $105.1 million, respectively, for the three months ended March 31, 2016 and 2015, representing a year-on-year growth rate of 27%.

The increase in revenues from search and search-related services was mainly attributable to an increase in revenues from pay-for-click services.

Revenues from pay-for-click services accounted for approximately 81% and 82%, respectively, of the total search and search-related revenues for the three months ended March 31, 2016 and 2015. The growth in revenues from pay-for-click services was principally attributable to an increase in the number of paid clicks. Paid clicks increased by approximately 43%, driven by growth in mobile search traffic, for the three months ended March 31, 2016, compared to the corresponding period of 2015.

Online Game Revenues Generated by Changyou

Online Game revenues were $102.5 million and $185.0 million, respectively, for the three months ended March 31, 2016 and 2015, representing a year-on-year decrease of 45%. The decrease was mainly due to the natural decline in revenues of TLBB 3D and TLBB, which are older games, and a decrease in Web game revenue upon the completion of the sale of the 7Road business during the third quarter of 2015.

PC Games and Mobile Games

Revenues from PC games were $68.3 million and $101.7 million, respectively, for the three months ended March 31, 2016 and 2015, representing a year-on-year decrease of 33%. Revenues from PC games accounted for 67% and 55%, respectively, of Changyou online game revenues for the three months ended March 31, 2016 and 2015. The year-on-year decrease in revenues from PC games was mainly due to the natural decline in revenues TLBB, which is an older game and is the principal PC game operated by Changyou. In the first quarter of 2016, the PC game TLBB generated $55.5 million in revenues, accounting for approximately 54% of Changyou’s online game revenues, approximately 43% of Changyou’s total revenues and approximately 14% of the Sohu Group’s total revenues. Revenues from mobile games were $32.7 million and $65.7 million, respectively, for the three months ended March 31, 2016 and 2015. The year-on-year decrease was mainly due to decreased revenues from Changyou’s mobile game TLBB 3D, which was launched in the fourth quarter of 2014.

The following table sets forth certain operating data for Changyou’s PC games and mobile games for the periods indicated:

Average Monthly Active Accounts (1)	For the Three Months Ended
(in millions)	PC games	Mobile games
March 31, 2015	4.9	4.4
March 31, 2016	3.0	3.2

Quarterly Aggregate Active Paying Accounts (2)	For the Three Months Ended
(in millions)	PC games	Mobile games
March 31, 2015	1.1	0.9
March 31, 2016	1.1	0.8

(1)	Average Monthly Active Accounts for a given period refers to the number of registered accounts that were logged in to these games at least once during the period.
(2)	Quarterly Aggregate Active Paying Accounts for a given quarter refers to the number of accounts from which game points were used at least once during the quarter.

Web Games

Revenues from Web games were $1.6 million and $17.6 million, respectively, for the three months ended March 31, 2016 and 2015. The year-on-year decrease in Web game revenues was $16.0 million, mainly due to a decrease in Web game revenues following the completion of the sale of the 7Road business during the third quarter of 2015.

Others Revenues

Revenues from others services were $46.1 million and $31.4 million, respectively, for the three months ended March 31, 2016 and 2015. The year-on-year increase was mainly due to increased revenues from sub-licensing of purchased video content to third parties and the cinema advertisement business.

Costs and Expenses

Cost of Revenues

The following table presents our cost of revenues by source and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2015		2016		2016 vs 2015
	Amount	Percentage of the total cost	Amount	Percentage of the total cost	Amount	Incremental ratio
Cost of revenues:
Online advertising:
Brand advertising	$104,552	47%	$85,636	44%	$(18,916)	(18)%
Search and search-related	49,919	22%	62,092	32%	12,173	24%

Subtotal of cost of online advertising revenues	154,471	69%	147,728	76%	(6,743)	(4)%

Online game	49,485	22%	26,133	14%	(23,352)	(47)%
Others	18,198	9%	18,986	10%	788	4%

Total cost of revenues	$222,154	100%	$192,847	100%	$(29,307)	(13)%

Cost of Online Advertising Revenues

Cost of online advertising revenues was $147.7 million and $154.5 million, respectively, for the three months ended March 31, 2016 and 2015, representing a year-on-year decrease rate of 4%.

Cost of Brand Advertising Revenues

Cost of brand advertising revenues mainly consists of content and license costs, bandwidth leasing costs, salary and benefits expenses, and depreciation expenses.

Cost of brand advertising revenues was $85.6 million and $104.6 million, respectively, for the three months ended March 31, 2016 and 2015. The $18.9 million decrease mainly consisted of a $13.5 million decrease in content and license costs, a $4.7 million decrease in bandwidth leasing costs, and a $0.9 million decrease in salary and benefits expense.

Our brand advertising gross margin was 32% and 22%, respectively, for the three months ended March 31, 2016 and 2015. The increase in our brand advertising gross margin was mainly due to a decrease in content and license costs.

Cost of Search and Search-related Revenues

Cost of search and search-related revenues mainly consists of traffic acquisition costs, bandwidth leasing costs, depreciation expenses, as well as salary and benefits expenses.

Cost of search and search-related revenues was $62.1 million and $49.9 million, respectively, for the three months ended March 31, 2016 and 2015. The $12.2 million increase mainly consisted of an $11.7 million increase in traffic acquisition costs and a $0.8 million increase in bandwidth leasing costs.

Our search and search-related gross margin was 54% for the three months ended March 31, 2016, which was stable when compared with 53% for the three months ended March 31, 2015.

Cost of Online Game Revenues

Cost of online game revenues mainly consists of revenue-sharing payments, salary and benefits expense, bandwidth leasing costs, content and license costs, amortization and depreciation expenses, and other direct costs.

Cost of online game revenues was $26.1 million and $49.5 million, respectively, for the three months ended March 31, 2016 and 2015. The $23.4 million decrease consisted primarily of a $16.1 million decrease in revenue-sharing payments to mobile app stores, a $2.6 million decrease in amortization and depreciation expense, a $1.2 million decrease in salary and benefits expense and a $1.7 million decrease in impairment provision for operating rights for licensed games with technological feasibility.

Our online game gross margin was 75% and 73%, respectively, for the three months ended March 31, 2016 and the three months ended March 31, 2015. The year-over-year increase in gross margin was mainly a result of a change in the revenue contribution from mobile games compared with PC games, as mobile games typically require larger revenue-sharing payments to others, which drives down gross margin.

Cost of Others Revenues

Cost of revenues for other services mainly consists of payments to theaters and film production companies for pre-film screening advertising slots, revenue-sharing payments related to the IVAS business and interactive broadcasting business.

Cost of revenues for other services was $19.0 million and $18.2 million, respectively, for the three months ended March 31, 2016 and 2015.

Operating Expenses

The following table presents our operating expenses by nature and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2015		2016		2016 vs 2015
	Amount	Percentage of the total expense	Amount	Percentage of the total expense	Amount	Incremental ratio
Operating expenses:
Product development	$102,191	44%	$82,679	41%	$(19,512)	(19)%
Sales and marketing	83,128	36%	90,047	45%	6,919	8%
General and administrative	45,164	20%	27,607	14%	(17,557)	(39)%

Total operating expenses	$230,483	100%	$200,333	100%	$(30,150)	(13)%

Product Development Expenses

Product development expenses mainly consist of salary and benefits expenses, depreciation and amortization expenses, content and license expenses, facilities expenses, and technical service fees.

Product development expenses were $82.7 million and $102.2 million, respectively, for the three months ended March 31, 2016 and 2015. The $19.5 million decrease mainly consisted of a $9.7 million decrease in salary and benefits expenses resulting from a decrease in headcount, a $4.8 million decrease in share-based compensation expense, a $3.1 million decrease in impairment provision for operating rights for licensed games with technological feasibility and a $1.2 million decrease in depreciation and amortization expense.

Sales and Marketing Expenses

Sales and marketing expenses mainly consist of advertising and promotional expenditures, salary and benefits expenses, travel expenses, and facility expenses.

Sales and marketing expenses were $90.0 million and $83.1 million, respectively, for the three months ended March 31, 2016 and 2015. The $6.9 million increase mainly consisted of a $15.5 million increase in advertising and promotional expenditures, offset by a $6.0 million decrease in salary and benefits expense resulting from a decrease in headcount.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses, professional service fees, travel expenses, facility and office expenses, depreciation and amortization expenses, and share-based compensation expense.

General and administrative expenses were $27.6 million and $45.2 million, respectively, for the three months ended March 31, 2016 and 2015. The $17.6 million decrease mainly consisted of a $6.6 million decrease in share-based compensation expense, a $3.5 million decrease in salary and benefits expense resulting from a decrease in headcount, a $2.8 million decrease in professional service fees, and a $2.3 million decrease in facility and office expenses.

Share-based Compensation Expense

Share-based compensation expense was recognized in costs and expenses for the three months ended March 31, 2016 and 2015, respectively, as follows (in thousands):

	Three Months Ended March 31,
Share-based compensation expense	2015	2016
Cost of revenues	$253	$55
Product development expenses (1)	4,776	(3)
Sales and marketing expenses	245	14
General and administrative expenses	6,952	367

	$12,226	$433

Share-based compensation expense recognized for share awards of Sohu (excluding Sohu Video), Sogou, Changyou and Sohu Video was as follows (in thousands):

	Three Months Ended March 31,
Share-based compensation expense	2015	2016
For Sohu (excluding Sohu Video) share-based awards (1)	$4,376	$(272)
For Sogou share-based awards (2)	4,792	1,730
For Changyou share-based awards (1)	3,903	(1,274)
For Sohu Video share-based awards (1)	(845)	249

	$12,226	$433

Note (1): The negative amount for the first quarter of 2015 and 2016 represented re-measured compensation expense based on the then-current fair value of the awards on March 31, 2015 and 2016, as well as Changyou’s reversal of share-based compensation expense for awards that were cancelled during the first quarter of 2016 due to termination of employment prior to vesting.

Note (2): Compensation expense for Sogou share-based awards includes compensation expense for Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search-related businesses.

As of March 31, 2016, unrecognized share-based compensation expense for Sohu (excluding Sohu Video), Sogou and Changyou share-based awards was as follows (in thousands):

Unrecognized share-based compensation expense	As of March 31, 2016
For Sohu (excluding Sohu Video) share-based awards	$1,428
For Sogou share-based awards (3)	914
For Changyou share-based awards	87

$2,429

Note (3): Includes the unrecognized compensation expense for employees who transferred from Tencent with Soso search-related businesses.

Operating Profit

We had an operating profit of $14.8 million and $2.7 million, respectively, for the three months ended March 31, 2016 and 2015.

Other Income

Other income was $3.9 million and $3.2 million, respectively, for the three months ended March 31, 2016 and 2015.

Net Interest Income

Net interest income was $5.1 million and $6.0 million, respectively, for the three months ended March 31, 2016 and 2015.

Income Tax Expense

Income tax expense was $11.9 million for the three months ended March 31, 2016, compared to $16.3 million for the three months ended March 31, 2015.

The $4.4 million decrease in income tax expense was mainly due to Changyou, which contributed less profit before tax in the three months ended March 31, 2016 than in the three months ended March 31, 2015. Changyou incurred income tax expense of $7.7 million for the three months ended March 31, 2016, compared to $12.4 million for the three months ended March 31, 2015.

Net Income / (Loss)

We had a net profit of $10.9 million for the three months ended March 31, 2016, compared to a net loss of $4.6 million for the three months ended March 31, 2015.

Net Income Attributable to Noncontrolling Interest

We had net income attributable to noncontrolling interest of $31.2 million and $26.5 million, respectively, for the three months ended March 31, 2016 and the three months ended March 31, 2015.

Net Loss Attributable to Sohu.com Inc.

As a result of the foregoing, we had a net loss attributable to Sohu.com Inc. of $20.3 million and $31.1 million, respectively, for the three months ended March 31, 2016 and the three months ended March 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Resources Analysis

Liquidity Sources and Balances

Our principal sources of liquidity are cash and cash equivalents, short-term investments, time deposits, and cash flows generated from our operations. Cash equivalents mainly consist of time deposits and money market funds with original maturities of three months or less. Short-term investments comprise investment instruments issued by commercial banks in China, with a variable interest rate indexed to performance of underlying assets and maturity dates within one year. Time deposits comprise deposits placed with banks with original maturities of more than three months.

As of March 31, 2016, we had cash and cash equivalents of approximately $1.20 billion, short-term investments of $101.0 million, and time deposits of $137.5 million. Of our cash and cash equivalents, $638.2 million was held in financial institutions inside Mainland China and $564.2 million was held in financial institutions outside of Mainland China. Our VIEs held $131.6 million of our cash and cash equivalents and $1.07 billion was held outside of our VIEs.

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

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2016 (in thousands):

As of March 31, 2016	Contractual Obligation
Purchase of content and services – video	$198,955
Purchase of cinema advertisement slot rights	73,443
Purchase of bandwidth	71,858
Operating lease obligations	32,350
Purchase of content and services – others	21,442
Expenditures for operating rights for licensed games with technological feasibility - PC games	15,750
Expenditures for operating rights for licensed games with technological feasibility - mobile games	4,665
Expenditures for titles in game development	1,774
Fees for operating rights for licensed games in development – mobile games	1,534
Others	1,893

Total	$423,664

Cash Generating Ability

Our cash flows are summarized below (in thousands):

	Three Months Ended March 31,
	2015	2016
Net cash provided by operating activities	$39,963	$59,606
Net cash provided by investing activities	15,547	209,815
Net cash provided by / (used in) financing activities	6	(314,559)
Effect of exchange rate change on cash and cash equivalents	2,376	2,309
Reclassification of cash and cash equivalents to held-for-sale assets	(10,747)	0

Net increase / (decrease) in cash and cash equivalents	47,145	(42,829)
Cash and cash equivalents at beginning of period	876,340	1,245,205

Cash and cash equivalents at end of period	$923,485	$1,202,376

Net Cash Provided by Operating Activities

For the three months ended March 31, 2016, $59.6 million net cash provided by operating activities was primarily attributable to our net income of $10.9 million, adjusted by (i) the add back of non-cash items consisting of $46.3 million in depreciation and amortization, $3.5 million in impairment of intangible assets, $1.1 million in provision for allowance for doubtful accounts, and $0.7 million other items, (ii) offset by $2.5 million in change in fair value of short-term investments and time deposits. The decrease in cash from $0.4 million working capital items is also included in operating cash flow.

For the three months ended March 31, 2015, $40.0 million net cash provided by operating activities was primarily attributable to our net loss of $4.6 million, adjusted by (i) the add back of non-cash items consisting of $74.7 million depreciation and amortization, $12.2 million in share-based compensation expense, and $7.3 million other items, (ii) offset by $0.4 million in change in fair value of short-term investments. The decrease in cash from $49.2 million working capital items is also included in operating cash flow.

Net Cash Provided by Investing Activities

For the three months ended March 31, 2016, $209.8 million net cash provided by investing activities was primarily attributable to (i) $225.5 million withdrawal of restricted time deposits originally used as collateral for Changyou loans from offshore banks, and $71.3 million proceeds from short-term investments, (ii) offset by $41.1 million used in purchase of fixed assets and intangible assets, $30.2 million used in a matching loan from Changyou to SoEasy, $11.7 million used in purchase of long-term investments, and $4.0 million used in other items.

For the three months ended March 31, 2015, $15.5 million net cash provided by investing activities was primarily attributable to (i) $31.4 million withdrawal of restricted time deposits originally used as collateral for Changyou loans from offshore banks, $26.4 million proceeds from short-term investments, and $11.4 million cash proceeds from other investing activities, (ii) offset by $53.4 million used in purchase of fixed assets and intangible assets and $0.3 million used in purchase of long-term investments.

Net Cash Provided by / (Used in) Financing Activities

For the three months ended March 31, 2016, $314.6 million net cash used in financing activities was primarily attributable to (i) $344.5 million used in repayments of Changyou loans from offshore banks, (ii) offset by $29.9 million Changyou received from the matching loan with SoEasy.

For the three months ended March 31, 2015, $6,000 net cash provided by financing activities was primarily attributable to (i) $0.8 million cash received from the exercise of share-based awards and $0.6 million cash received from other financing activities, (ii) offset by $1.3 million used for Changyou’s repurchase of its ADSs.

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

PRC Restrictions Related to Our VIE Structure

Substantially all of Changyou.com Limited’s operations are conducted through its VIEs, which generate most of Changyou’s online game revenues. Although Changyou’s subsidiaries received or absorbed a majority of the VIEs’ profits or losses pursuant to contractual agreements between the VIEs and Changyou’s PRC subsidiaries providing for payments to the subsidiaries in return for services provided to the VIEs by the PRC subsidiaries, significant cash balances remained in Changyou’s VIEs as of March 31, 2016. As Changyou’s VIEs are not owned by Changyou’s PRC subsidiaries, the VIEs are not able to make dividend payments to the subsidiaries. Therefore, in order for Sohu.com Inc. or our subsidiaries outside of Mainland China to receive any dividends, loans or advances from Changyou’s PRC subsidiaries, we will need to rely on these contractual payments made by Changyou’s VIEs to Changyou’s PRC subsidiaries. Depending on the nature of services provided by Changyou’s PRC subsidiaries to their corresponding VIEs, certain of these payments will subject to PRC taxes, including Business Tax and VAT, which will effectively reduce the amount that the PRC subsidiary receives from its corresponding VIE. In addition, the PRC government could impose restrictions on such payments or change the tax rates applicable to such payments.

U.S. Corporate Income Tax

Sohu.com Inc. is a Delaware corporation that is subject to U.S. corporate income tax on its taxable income at a rate of up to 35%. Subject to certain limitations, the NOLs of a corporation in the U.S. that are carried forward from prior years may be used to offset the corporation’s taxable income. As of the end of the 2012 taxable year, Sohu.com Inc. had no further NOLs available for offsetting any U.S. taxable income. To the extent that portions of its U.S. taxable income, such as Subpart F income or a dividend, are determined to be from sources outside of the U.S., subject to certain limitations, Sohu.com Inc. may be able to claim foreign tax credits to offset its U.S. income tax liabilities. Any remaining liabilities are accrued in the Company’s consolidated statements of comprehensive income and estimated tax payments are made when required by U.S. law.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Revenue from Contracts with Customers. In May 2014, the FASB issued ASU No. 2014-09, ‘‘Revenue from Contracts with Customers (Topic 606).’’ This guidance supersedes current guidance on revenue recognition in Topic 605, ‘‘Revenue Recognition.’’ In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. In August 2015, the FASB issued ASU No.2015-14 to defer the effective date of ASU No. 2014-09 for all entities by one year. For public business entities that follow U.S. GAAP, the deferral results in the new revenue standard are being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. We are currently evaluating the impact of adopting this standard on our consolidated financial statements.

Recognition and Measurement of Financial Assets and Financial Liabilities. On January 5, 2016, the FASB issued ASU 2016-01 (“ASU 2016-01”), Recognition and Measurement of Financial Assets and Financial Liabilities, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This amendment requires all equity investments to be measured at fair value, with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are evaluating the impact of adopting this standard on our consolidated financial statements.

Leases. On February 25, 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases. ASU 2016-02 specifies the accounting for leases. For operating leases, ASU 2016-02 requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions. ASU 2016-02 is effective for public companies for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the impact of adopting this standard on our consolidated financial statements.

Compensation – Stock Compensation. On March 30, 2016, the FASB issued ASU 2016-09 (“ASU 2016-09”), Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are evaluating the impact the adoption of ASU 2016-09 will have on our consolidated financial statements.

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

The following table sets forth a summary of our foreign currency sensitive financial instruments as of March 31, 2016. These financial instruments are recorded at their fair value.

	Denominated in (in thousands)
	US$	RMB	HK$	Others	Total
Cash and cash equivalents	$549,517	$636,796	$14,460	$1,603	$1,202,376
Short-term investments	0	101,004	0	0	101,004
Accounts receivable	5,719	247,962	1,104	0	254,785
Prepaid and other current assets	7,255	197,186	0	488	204,929
Time deposits	0	137,506	0	0	137,506
Restricted time deposits	9,240	31	0	0	9,271
Current liabilities	53,023	871,872	13,061	0	937,956
Long-term accounts payable	0	4,239	0	0	4,239

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

INFLATION RATE RISK

According to the National Bureau of Statistics of China, the consumer price index grew 2.1% in the first quarter of 2016, compared to an increase of 1.2% in the first quarter of 2015. The rate of inflation in the first quarter of 2016 was higher when compared to the corresponding period in 2015, which could have a material adverse effect on our business.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in the legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016.

ITEM 1A. RISK FACTORS

There are no material changes or updates to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February  26, 2016.

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

During the three months ended March 31, 2016, Sohu.com Inc. did not use any proceeds from the offering. The remaining net proceeds from the offering have been invested in cash and cash equivalents. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Please see the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2016

SOHU.COM INC.

By:	/s/ Carol Yu
Carol Yu
President and Chief Financial Officer

Sohu.com Inc.

Quarterly Report on Form 10-Q for Quarter Ended March 31, 2016

EXHIBITS INDEX

10.1	Employment Agreement effective as of March 8, 2016, entered into on March 4, 2016, between Sohu.com Inc. and Carol Yu

31.1	Rule 13a-14(a)/15d-14(a) Certification of Charles Zhang

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu

32.1	Section 1350 Certification of Charles Zhang

32.2	Section 1350 Certification of Carol Yu

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015; (ii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2016 and 2015; (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015; (iv) Condensed Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2016 and 2015; and (v) Notes to Condensed Consolidated Financial Statements, tagged using four different levels of detail.