Form 10-Q
period 2016-06-30
SOHU COM INC
filed 2016-08-08
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 30, 2016
Common stock, $.001 par value	38,721,684

SOHU.COM INC.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SOHU.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except par value)

	As of
	December 31, 2015	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,245,205	$1,148,070
Restricted time deposits	227,285	0
Short-term investments	174,515	118,820
Accounts receivable, net	273,617	215,577
Prepaid and other current assets (including $15,820 and $32,782, respectively, due from a related party as of December 31, 2015 and June 30, 2016)	158,890	250,731

Total current assets	2,079,512	1,733,198

Long-term investments, net	62,093	69,561
Time deposits	0	135,393
Restricted time deposits	136,694	9,270
Fixed assets, net	508,692	508,156
Intangible assets, net	55,415	38,884
Goodwill	154,219	153,421
Prepaid non-current assets	6,254	5,453
Other assets	39,315	26,166

Total assets	$3,042,194	$2,679,502

LIABILITIES
Current liabilities:
Accounts payable (including accounts payable of consolidated variable interest entities (“VIEs”) without recourse to the Company of $23,757 and $12,742, respectively, as of December 31, 2015 and June 30, 2016)	$129,025	$158,052
Accrued liabilities (including accrued liabilities of consolidated VIEs without recourse to the Company of $79,012 and $74,747, respectively, as of December 31, 2015 and June 30, 2016)	309,657	309,212
Receipts in advance and deferred revenue (including receipts in advance and deferred revenue of consolidated VIEs without recourse to the Company of $55,319 and $46,542, respectively, as of December 31, 2015 and June 30, 2016)	135,385	123,372
Accrued salary and benefits (including accrued salary and benefits of consolidated VIEs without recourse to the Company of $11,357 and $11,431, respectively, as of December 31, 2015 and June 30, 2016)	99,631	86,980
Taxes payable (including taxes payable of consolidated VIEs without recourse to the Company of $21,424 and $10,413, respectively, as of December 31, 2015 and June 30, 2016)	67,480	35,638
Deferred tax liabilities (including deferred tax liabilities of consolidated VIEs without recourse to the Company of $1,490 and $1,417, respectively, as of December 31, 2015 and June 30, 2016)	24,884	25,461
Short-term bank loans (including short-term bank loans of consolidated VIEs without recourse to the Company of nil as of both December 31, 2015 and June 30, 2016)	344,500	0
Other short-term liabilities (including other short-term liabilities of consolidated VIEs without recourse to the Company of $106,976 and $145,587, respectively, as of December 31, 2015 and June 30, 2016, and due to a related party of $13,005 and $29,631, respectively, as of December 31, 2015 and June 30, 2016.)	154,017	206,998

Total current liabilities	1,264,579	945,713

Long-term accounts payable (including long-term accounts payable of consolidated VIEs without recourse to the Company of $2,858 and nil as of December 31, 2015 and June 30, 2016)	4,600	17,749
Long-term taxes payable (including long-term taxes payable of consolidated VIEs without recourse to the Company of nil and $13,908 as of December 31, 2015 and June 30, 2016)	24,732	33,306
Deferred tax liabilities (including deferred tax liabilities of consolidated VIEs without recourse to the Company of nil as of both December 31, 2015 and June 30, 2016)	17,531	13,573

Total long-term liabilities	46,863	64,628

Total liabilities	1,311,442	1,010,341

Commitments and contingencies
SHAREHOLDERS’ EQUITY
Sohu.com Inc. shareholders’ equity:
Common stock: $0.001 par value per share (75,400 shares authorized; 38,653 shares and 38,722 shares, respectively, issued and outstanding as of December 31, 2015 and June 30, 2016)	45	45
Additional paid-in capital	798,357	817,893
Treasury stock (5,889 shares as of both December 31, 2015 and June 30, 2016)	(143,858)	(143,858)
Accumulated other comprehensive income	50,151	31,223
Retained earnings	536,327	453,017

Total Sohu.com Inc. shareholders’ equity	1,241,022	1,158,320
Noncontrolling interest	489,730	510,841

Total shareholders’ equity	1,730,752	1,669,161

Total liabilities and shareholders’ equity	$3,042,194	$2,679,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
Revenues:
Online advertising:
Brand advertising (including revenues generated from a related party of nil and $10, respectively, for the three months ended June 30, 2015 and 2016, and of nil and $862, respectively, for the six months ended June 30, 2015 and 2016)	$150,849	$112,887	$284,670	$238,390
Search and search-related	135,206	160,152	240,332	293,966

Subtotal of online advertising revenues	286,055	273,039	525,002	532,356

Online games	172,350	99,227	357,344	201,756
Others	35,161	47,872	66,552	93,978

Total revenues	493,566	420,138	948,898	828,090

Cost of revenues:
Online advertising:
Brand advertising	99,847	93,654	204,399	179,290
Search and search-related	58,552	71,998	108,471	134,090

Subtotal of cost of online advertising revenues	158,399	165,652	312,870	313,380

Online games	43,929	25,380	93,414	51,513
Others	18,872	21,226	37,070	40,212

Total cost of revenues	221,200	212,258	443,354	405,105

Gross profit	272,366	207,880	505,544	422,985

Operating expenses:
Product development	100,771	88,959	202,962	171,638
Sales and marketing (including expenses generated for a related party of nil and $202, respectively, for the three months ended June 30, 2015 and 2016, and of nil and $216, respectively, for the six months ended June 30, 2015 and 2016)	103,977	117,966	187,105	208,013
General and administrative	49,720	29,650	94,884	57,257

Total operating expenses	254,468	236,575	484,951	436,908

Operating profit /(loss)	17,898	(28,695)	20,593	(13,923)

Other income /(loss)	(437)	(24,573)	2,717	(20,649)
Net interest income	6,228	5,040	12,263	10,179
Exchange difference	(687)	3,866	(870)	2,844

Income /(loss) before income tax expense	23,002	(44,362)	34,703	(21,549)
Income tax expense	11,519	2,430	27,819	14,298

Net income /(loss)	11,483	(46,792)	6,884	(35,847)
Less: Net income attributable to the noncontrolling interest shareholders	38,682	16,232	65,203	47,463
Net loss attributable to Sohu.com Inc.	$(27,199)	$(63,024)	$(58,319)	$(83,310)

Net income /(loss)	11,483	(46,792)	6,884	(35,847)
Other comprehensive income /(loss)	11,616	(30,215)	12,785	(28,840)

Comprehensive income /(loss)	23,099	(77,007)	19,669	(64,687)

Less: Comprehensive income attributable to noncontrolling interest shareholders	40,613	5,420	65,850	37,551

Comprehensive loss attributable to Sohu.com Inc.	(17,514)	(82,427)	(46,181)	(102,238)
Basic net loss per share attributable to Sohu.com Inc.	$(0.70)	$(1.63)	$(1.51)	$(2.15)

Shares used in computing basic net loss per share attributable to Sohu.com Inc.	38,587	38,691	38,556	38,678

Diluted net loss per share attributable to Sohu.com Inc.	$(0.71)	$(1.64)	$(1.53)	$(2.17)

Shares used in computing diluted net loss per share attributable to Sohu.com Inc.	38,587	38,691	38,556	38,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Six Months Ended June 30,
	2015	2016
Cash flows from operating activities:
Net income /(loss)	$6,884	$(35,847)
Adjustments to reconcile net income /(loss) to net cash provided by operating activities:
Amortization of intangible assets and purchased video content in prepaid expense	96,956	62,500
Depreciation	41,254	34,685
Impairment of intangible assets	7,082	5,171
Provision for allowance for doubtful accounts	1,128	3,103
Share-based compensation expense	30,767	2,977
Investment loss from equity investments	3,104	814
Change in fair value of short-term investments and time deposits	(802)	(4,899)
Others	449	(571)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(37,226)	49,697
Prepaid and other assets	(563)	6,419
Accounts payable	(953)	16,116
Accrued liabilities and other short-term liabilities	37,277	51,405
Receipts in advance and deferred revenue	6,448	(9,372)
Taxes payable	(647)	(33,272)
Deferred tax	9,183	2,721

Net cash provided by operating activities	200,341	151,647
Cash flows from investing activities:
Purchase of intangible and other assets	(73,406)	(81,382)
Purchase of fixed assets	(55,295)	(47,688)
Matching loan to a related party	(13,086)	(18,115)
Purchase of long-term investments	(16,657)	(12,715)
Cash received related to restricted time deposits and time deposits, net	31,422	225,462
Proceeds from /(purchase of) financial instruments, net	(5,848)	24,060
Return of funds from a third party	0	3,619
Consideration received from disposition of 7Road.com Limited (“7Road”)	50,610	0
Other cash proceeds related to investing activities	3,148	978

Net cash provided by /(used in) investing activities	(79,112)	94,219
Cash flows from financing activities:
Matching loan from a related party	12,900	17,041
Exercise of share-based awards in subsidiary	7	291
Issuance of common stock	2,019	0
Repayments of loans from offshore banks	0	(344,500)
Repurchase of Changyou American depositary shares (“ADSs”)	(1,329)	0
Other cash proceeds related to financing activities	570	0

Net cash provided by /(used in) financing activities	14,167	(327,168)

Effect of exchange rate changes on cash and cash equivalents	5,114	(15,833)
Reclassification of cash and cash equivalents to held-for-sale assets	(14,871)	0

Net increase /(decrease) in cash and cash equivalents	125,639	(97,135)
Cash and cash equivalents at beginning of period	876,340	1,245,205

Cash and cash equivalents at end of period	$1,001,979	$1,148,070

Supplemental cash flow disclosures:
Barter transactions	1,334	8,845
Supplemental schedule of non-cash investing activity:
Consideration payable for acquisitions	5,000	0

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

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Six Months Ended June 30, 2016

(In thousands)

		Sohu.com Inc. Shareholders’ Equity
	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$1,730,752	$45	$798,357	$(143,858)	$50,151	$536,327	$489,730
Share-based compensation expense	2,998	0	(631)	0	0	0	3,629
Settlement of share-based awards in subsidiary	336	0	18,834	0	0	0	(18,498)
Contribution from noncontrolling interest shareholder	0	0	1,333	0	0	0	(1,333)
Disposal of noncontrolling interest	(238)	0	0	0	0	0	(238)
Net income /(loss) attributable to Sohu.com Inc. and noncontrolling interest shareholders	(35,847)	0	0	0	0	(83,310)	47,463
Accumulated other comprehensive loss	(28,840)	0	0	0	(18,928)	0	(9,912)

Ending balance	$1,669,161	$45	$817,893	$(143,858)	$31,223	$453,017	$510,841

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

Through the operation of Sohu, Sogou and Changyou, the Sohu Group generates online advertising revenues, including brand advertising revenues and search and search-related revenues; online games revenues; and other revenues. Online advertising and online games are the Group’s core businesses.

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

Other Business

Sohu also engages in other business, which includes the filming business, interactive broadcasting services, paid subscription services, and sub-licensing of purchased video content to third parties. Revenues generated by Sohu from other business are classified as other revenues in the Sohu Group’s consolidated statements of comprehensive income.

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

Other Business

Sogou also engages in other business primarily by offering Internet value-added services (“IVAS”) with respect to the operation of Web games and mobile games developed by third parties, as well as other services and products provided to users. Revenues generated by Sogou from other business are classified as other revenues in the Sohu Group’s consolidated statements of comprehensive income.

Changyou’s Business

Changyou’s buiness lines consist of the online game business, the platform channel business and other business.

Online Game Business

Changyou’s online game business offers to game players (a) PC games, which are interactive online games that are accessed and played simultaneously by hundreds of thousands of game players through personal computers and require that local client-end game access software be installed on the computers used; (b) mobile games, which are played on mobile devices and require an Internet connection; and (c) Web games, which are online games that are played through a Web browser with no local game software installation requirements. Web games became a relatively insignificant part of Changyou’s online games business following the sale of 7Road’s operating company Shenzhen 7Road in August 2015. Changyou’s games are operated under the item-based revenue model, meaning game players can play the games for free, but can choose to pay for virtual items, which are non-physical items that game players can purchase and use within a game, such as gems, pets, fashion items, magic medicine, riding animals, hierograms, skill books and fireworks. Revenues derived from the operation of online games are classified as online game revenues in the Sohu Group’s consolidated statements of comprehensive income.

Changyou’s flagship game is TLBB, a PC based client-end game. For the three and six months ended June 30, 2016, revenues from the PC game TLBB were $51.5 million and $106.9 million, respectively, accounting for approximately 52% and 53%, respectively, of Changyou’s online game revenues, approximately 40% and 41%, respectively, of Changyou’s total revenues and approximately 12% and 13%, respectively, of the Sohu Group’s total revenues. For the three and six months ended June 30, 2015, revenues from the PC game TLBB were $80.6 million and $167.1 million, respectively, accounting for approximately 47% of Changyou’s online game revenues for both periods, approximately 40% and 41%, respectively, of Changyou’s total revenues and approximately 16% and 18%, respectively, of the Sohu Group’s total revenues.

Platform Channel Business

Changyou’s platform channel business consists primarily of the operation of the 17173.com Website, the Dolphin Browser and RaidCall. The 17173.com Website, one of the leading game information portals in China, provides news, electronic forums, online videos and other information services on online games to game players. The Dolphin Browser is a gateway to a host of user activities on mobile devices, with the majority of its users based in Europe, Russia and Japan. RaidCall provides online music and entertainment services, primarily in Taiwan. Revenues generated by the 17173.com Website are classified as brand advertising revenues and revenues generated by the Dolphin Browser and RaidCall are classified as other revenues in the Group’s consolidated statements of comprehensive income.

Other Business

Changyou also operates a cinema advertising business, which consists of Changyou’s offering of pre-film cinema advertising slots, which are advertisements shown before the screening of a movie in a cinema theatre. Revenues generated by Changyou’s cinema advertising business are classified as other revenues in the Sohu Group’s consolidated statements of comprehensive income.

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

The accompanying unaudited condensed consolidated interim financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the six months ended June 30, 2016 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

2. Segment Information

The Sohu Group’s segments are business units that offer different services and are reviewed separately by the chief operating decision maker (the “CODM”), or the decision making group, in deciding how to allocate resources and in assessing performance. The Group’s CODM is Sohu.com Inc.’s Chief Executive Officer. There are three segments in the Group, consisting of the Sohu segment, the Sogou segment, and the Changyou segment.

The following tables present summary information by segment (in thousands):

	Three Months Ended June 30, 2015
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$146,508	$147,491	$202,154	$(2,587)	$493,566
Segment cost of revenues	(100,984)	(60,399)	(59,635)	424	(220,594)
Segment gross profit	45,524	87,092	142,519	(2,163)	272,972
SBC (2) in cost of revenues	(508)	(54)	(44)	0	(606)

Gross profit	45,016	87,038	142,475	(2,163)	272,366

Operating expenses:
Product development (3)	(23,443)	(32,561)	(39,760)	1,227	(94,537)
Sales and marketing (1)	(51,103)	(21,596)	(32,820)	2,404	(103,115)
General and administrative	(16,586)	(4,346)	(17,782)	(168)	(38,882)
SBC (2) in operating expenses	(8,791)	(2,059)	(7,047)	(37)	(17,934)

Total operating expenses	(99,923)	(60,562)	(97,409)	3,426	(254,468)

Operating profit /(loss)	(54,907)	26,476	45,066	1,263	17,898

Other income /(expense) (3)	(1,045)	3	1,905	(1,300)	(437)
Net interest income	663	1,468	4,097	0	6,228
Exchange difference	(244)	(283)	(160)	0	(687)

Income /(loss) before income tax expense	(55,533)	27,664	50,908	(37)	23,002

Income tax expense	(1,926)	(2,084)	(7,509)	0	(11,519)

Net income /(loss)	$(57,459)	$25,580	$43,399	$(37)	$11,483

Note (1):	The elimination mainly consists of revenues and expenses generated from marketing services among the Sohu, Sogou and Changyou segments.

Note (2):	“SBC” stands for share-based compensation expense.

Note (3):	The elimination mainly consists of leasing income and expenses generated from a building that Sohu leases to Sogou.

	Three Months Ended June 30, 2016
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$116,305	$175,548	$129,160	$(875)	$420,138
Segment cost of revenues	(95,571)	(75,035)	(41,867)	159	(212,314)

Segment gross profit	20,734	100,513	87,293	(716)	207,824
SBC (2) in cost of revenues	73	0	(17)	0	56

Gross profit	20,807	100,513	87,276	(716)	207,880

Operating expenses:
Product development (3)	(24,027)	(34,563)	(29,778)	1,108	(87,260)
Sales and marketing (1)	(76,245)	(29,508)	(13,054)	1,002	(117,805)
General and administrative	(12,831)	(4,173)	(11,906)	0	(28,910)
SBC (2) in operating expenses	1,403	(608)	(3,395)	0	(2,600)

Total operating expenses	(111,700)	(68,852)	(58,133)	2,110	(236,575)

Operating profit /(loss)	(90,893)	31,661	29,143	1,394	(28,695)

Other income /(expense) (3) (4)	856	(27,757)	3,522	(1,194)	(24,573)
Net interest income /(expense)	(17)	1,824	3,233	0	5,040
Exchange difference	997	419	2,450	0	3,866

Income /(loss) before income tax benefit /(expense)	(89,057)	6,147	38,348	200	(44,362)

Income tax benefit /(expense)	3,517	(935)	(5,012)	0	(2,430)

Net income /(loss)	$(85,540)	$5,212	$33,336	$200	$(46,792)

Note (1):	The elimination mainly consists of revenues and expenses generated from marketing services among the Sohu, Sogou and Changyou segments.

Note (2):	“SBC” stands for share-based compensation expense.

Note (3):	The elimination mainly consists of leasing income and expenses generated from a building that Sohu leases to Sogou.

Note (4):	In the second quarter of 2016, the Sohu Group recognized a one-time expense of $27.8 million that was related to a donation by Sogou to Tsinghua University related to setting up a joint research institute focusing on artificial intelligence technology.

	Six Months Ended June 30, 2015
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$277,874	$263,799	$410,851	$(3,626)	$948,898
Segment cost of revenues	(206,479)	(111,366)	(125,203)	552	(442,496)
Segment gross profit	71,395	152,433	285,648	(3,074)	506,402
SBC (2) in cost of revenues	(663)	(107)	(88)	0	(858)

Gross profit	70,732	152,326	285,560	(3,074)	505,544

Operating expenses:
Product development (3)	(48,654)	(61,712)	(83,978)	2,392	(191,952)
Sales and marketing (1)	(95,926)	(38,943)	(54,726)	3,597	(185,998)
General and administrative	(31,585)	(6,917)	(38,335)	(256)	(77,093)
SBC (2) in operating expenses	(12,143)	(6,943)	(10,907)	85	(29,908)

Total operating expenses	(188,308)	(114,515)	(187,946)	5,818	(484,951)

Operating profit /(loss)	(117,576)	37,811	97,614	2,744	20,593

Other income /(expense) (3)	(57)	90	5,342	(2,658)	2,717
Net interest income	1,845	2,685	7,733	0	12,263
Exchange difference	(236)	(290)	(344)	0	(870)

Income /(loss) before income tax expense	(116,024)	40,296	110,345	86	34,703

Income tax expense	(4,551)	(3,314)	(19,954)	0	(27,819)

Net income /(loss)	$(120,575)	$36,982	$90,391	$86	$6,884

Note (1):	The elimination mainly consists of revenues and expenses generated from marketing services among the Sohu, Sogou and Changyou segments.

Note (2):	“SBC” stands for share-based compensation expense.

Note (3):	The elimination mainly consists of leasing income and expenses generated from a building that Sohu leases to Sogou.

	Six Months Ended June 30, 2016
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$247,877	$322,877	$259,000	$(1,664)	$828,090
Segment cost of revenues	(181,993)	(139,606)	(83,724)	217	(405,106)

Segment gross profit	65,884	183,271	175,276	(1,447)	422,984
SBC (2) in cost of revenues	11	0	(10)	0	1

Gross profit	65,895	183,271	175,266	(1,447)	422,985

Operating expenses:
Product development (3)	(46,563)	(65,285)	(60,375)	2,281	(169,942)
Sales and marketing (1)	(127,616)	(56,607)	(25,610)	1,995	(207,838)
General and administrative	(25,034)	(7,563)	(23,553)	0	(56,150)
SBC (2) in operating expenses	1,502	(2,352)	(2,128)	0	(2,978)

Total operating expenses	(197,711)	(131,807)	(111,666)	4,276	(436,908)

Operating profit /(loss)	(131,816)	51,464	63,600	2,829	(13,923)

Other income /(expense) (3) (4)	2,012	(27,593)	7,369	(2,437)	(20,649)
Net interest income	578	3,528	6,073	0	10,179
Exchange difference	663	338	1,843	0	2,844

Income /(loss) before income tax benefit /(expense)	(128,563)	27,737	78,885	392	(21,549)

Income tax benefit /(expense)	870	(2,422)	(12,746)	0	(14,298)

Net income /(loss)	$(127,693)	$25,315	$66,139	$392	$(35,847)

Note (1):	The elimination mainly consists of revenues and expenses generated from marketing services among the Sohu, Sogou and Changyou segments.

Note (2):	“SBC” stands for share-based compensation expense.

Note (3):	The elimination mainly consists of leasing income and expenses generated from a building that Sohu leases to Sogou.

Note (4):	In the second quarter of 2016, the Sohu Group recognized a one-time expense of $27.8 million that was related to a donation by Sogou to Tsinghua University related to setting up a joint research institute focusing on artificial intelligence technology.

	As of December 31, 2015
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Cash and cash equivalents	$430,804	$244,484	$569,917	$0	$1,245,205
Accounts receivable, net	176,759	28,986	67,959	(87)	273,617
Fixed assets, net	223,939	70,447	214,306	0	508,692
Total assets (1)	$1,356,263	$387,875	$1,779,506	$(481,450)	$3,042,194

Note (1):	The elimination for segment assets mainly consists of elimination of intracompany loans between the Sohu segment and the Changyou segment, and elimination of long-term investments in subsidiaries and consolidated VIEs.

	As of June 30, 2016
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Cash and cash equivalents	$312,087	$267,815	$568,168	$0	$1,148,070
Accounts receivable, net	129,632	42,688	43,342	(85)	215,577
Fixed assets, net	213,339	91,000	203,817	0	508,156
Total assets (1)	$1,315,161	$442,599	$1,565,551	$(643,809)	$2,679,502

Note (1):	The elimination for segment assets mainly consists of elimination of intracompany loans between the Sohu segment and the Changyou segment, and elimination of long-term investments in subsidiaries and consolidated VIEs.

3. Share-Based Compensation Expense

Sohu (excluding Fox Video Limited), Sogou, Changyou, and Fox Video Limited (“Sohu Video”) have incentive plans for the granting of share-based awards, including stock options, share options and restricted share units, to members of the boards of directors, management and other key employees.

Sohu (excluding Sohu Video), Sogou, and Changyou Share-based Awards

For Sohu (excluding Sohu Video) stock options that Sohu granted before 2006 and Sohu restricted share units, Sogou share-based awards, and Changyou share-based awards under the Changyou 2008 Share Incentive Plan, share-based compensation expense is recognized as costs and expenses in the consolidated statements of comprehensive income based on the fair value of the related share-based awards on their grant dates.

For Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search-related businesses, share-based compensation expense is recognized in the consolidated statements of comprehensive income based on the then-current fair value at each reporting date.

For 1,068,000 Sohu stock options contractually granted on February 7, 2015, 13,000 Sohu stock options contractually granted on May 1, 2016, 2,400,000 Changyou share options converted from restricted share units on February 16, 2015, and 1,998,000 Changyou share options contractually granted on June 1, 2015, awards are expected to vest and become exercisable in four equal installments over a period of four years, with each installment vesting upon satisfaction of a service period requirement and certain subjective performance targets. Under ASC 718-10-25, no grant date can be established until a mutual understanding is reached between the companies and the recipients clarifying the subjective performance requirements. In accordance with ASC 718-10-55, as the service inception date preceded the grant date, compensation expense was accrued beginning on the service inception date, and was re-measured and will be re-measured on each subsequent reporting date before the grant date is established, based on the then-current fair value of the awards. The estimate of the awards’ fair value will be fixed in the period in which the grant date occurs, and cumulative compensation expense will be adjusted based on the fair value at the grant date. In determining the fair value of stock options and share options granted by Sohu and Changyou, the public market price of the underlying shares at each reporting date was used, and a binomial valuation model was applied.

Sohu Video Share-based Awards

On January 4, 2012, Sohu Video, the holding entity of Sohu’s video division, adopted a 2011 Share Incentive Plan (the “Video 2011 Share Incentive Plan”) which provides for the issuance of up to 25,000,000 ordinary shares of Sohu Video (representing approximately 10% of the outstanding Sohu Video shares on a fully-diluted basis) to management and key employees of the video division and to Sohu management. As of June 30, 2016, grants of options for the purchase of 16,368,200 ordinary shares of Sohu Video had been contractually made, of which options for the purchase of 4,972,800 ordinary shares were vested.

For purposes of ASC 718-10-25, as of June 30, 2016, no grant date had occurred, because the broader terms and conditions of the option awards had neither been finalized nor mutually agreed upon with the recipients. Therefore the fair value of the awards is not determinable and cannot be accounted for. In accordance with ASC 718-10-55, the Company’s management determined that the service inception date with respect to vested option awards for the purchase of 4,972,800 shares had preceded the grant date. Therefore, the Group began to recognize compensation expense for Sohu Video share-based awards in the second quarter of 2014 and re-measured, and will re-measure, the compensation expense on each subsequent reporting date based on the then-current fair values of the awards until the grant date is established.

Share-based Compensation Expense Recognition

Share-based compensation expense was recognized in costs and expenses for the three and six months ended June 30, 2015 and 2016, respectively, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Share-based compensation expense	2015	2016	2015	2016
Cost of revenues (1)	$606	$(56)	$858	$(1)
Product development expenses	6,235	1,699	11,011	1,696
Sales and marketing expenses	862	161	1,107	175
General and administrative expenses	10,837	740	17,791	1,107

	$18,540	$2,544	$30,767	$2,977

Share-based compensation expense was recognized for share awards of Sohu (excluding Sohu Video), Sogou, Changyou and Sohu Video as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Share-based compensation expense	2015	2016	2015	2016
For Sohu (excluding Sohu Video) share-based awards (1)	$8,360	$(618)	$12,737	$(890)
For Sogou share-based awards (2)	2,144	595	6,936	2,325
For Changyou share-based awards	7,091	3,412	10,994	2,138
For Sohu Video share-based awards (1)	945	(845)	100	(596)

	$18,540	$2,544	$30,767	$2,977

Note (1): The negative amounts represent re-measured compensation expense based on the then-current fair value of the awards on June 30, 2016.

Note (2): Compensation expense for Sogou share-based awards also includes compensation expense for Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search-related businesses.

There was no capitalized share-based compensation expense for the three and six months ended June 30, 2015 and 2016.

4. Fair Value Measurements

Fair Value of Financial Instruments

The Sohu Group’s financial instruments include cash equivalents, short-term investments, accounts receivable, prepaid and other current assets, long-term investments (including available-for-sale equity securities), time deposits, restricted time deposits, accounts payable, accrued liabilities, receipts in advance and deferred revenue, other short-term liabilities and long-term accounts payable.

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

The following table sets forth the financial instruments, measured at fair value by level within the fair value hierarchy, as of June 30, 2016 (in thousands):

		Fair value measurements at reporting date using
Items	As of June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$531,705	$0	$531,705	$0
Short-term investments	118,820	0	118,820	0
Available-for-sale equity securities	12,873	12,873	0	0
Time deposits	135,393	0	135,393	0
Restricted time deposits	9,270	0	9,270	0

Total	$808,061	$12,873	$795,188	$0

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

As of June 30, 2016, the Sohu Group’s investment in financial instruments was $118.8 million, consisting of investments by Changyou. The investment instruments were issued by commercial banks in China, and have a variable interest rate indexed to performance of underlying assets. Since these investments’ maturity dates are within one year, they are classified as short-term investments. For the three and six months ended June 30, 2015, the Sohu Group recorded in the consolidated statements of comprehensive income changes in the fair value of short-term investments in the amounts of $0.8 million and $1.2 million, respectively. For the three and six months ended June 30, 2016, the Sohu Group recorded in the consolidated statements of comprehensive income changes in the fair value of short-term investments in the amounts of $1.0 million and $2.5 million, respectively.

Available-for-Sale Equity Securities

Available-for-sale equity securities are valued using the market approach based on the quoted prices in active markets at the reporting date. The Group classifies the valuation techniques that use these inputs as Level 1 of fair value measurements. On August 12, 2014, Sohu acquired approximately 6% of the total outstanding common shares of Keyeast Co., Ltd., a Korean-listed company (“Keyeast”), for a purchase price of $15.1 million. The Sohu Group classified this investment as available-for-sale equity securities under long-term investments, and reported it at fair value. As of June 30, 2016, the fair value of the Keyeast available-for-sale equity securities held by Sohu was $12.9 million. An unrealized loss representing the change in fair value of $2.2 million in the aggregate was recorded as accumulated other comprehensive income /(loss) in the Sohu Group’s consolidated balance sheets.

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

In the first quarter of 2016, Changyou had repaid all of the remaining bank loans of $344.5 million, and restricted time deposits of $354.7 million that secured these loans had been released. For the three and six months ended June 30, 2016, interest income from the restricted time deposits securing the loans was nil and $0.7 million, respectively, and interest expense on the bank loans was nil and $0.6 million, respectively. For the three and six months ended June 30, 2015, interest income from the restricted time deposits securing the loans was $3.6 million and $7.3 million, respectively, and interest expense on the bank loans was $1.8 million and $3.6 million, respectively.

Other Financial Instruments

The fair values of other financial instruments are estimated for disclosure purposes where the financial instruments’ carrying values approximate their fair values.

Long-term Investments

Long-term Investment in SoEasy

Under an agreement between Sohu and SoEasy Internet Finance Group Limited (“SoEasy”) entered into in August 2014, Sohu invested $4.8 million and $16.3 million in SoEasy on August 2014 and April 2015, respectively. In February 2016, Sohu invested an additional $10.5 million in SoEasy. Sohu accounted for its investments in SoEasy under long-term investments. These investments include both preferred shares and common shares. Sohu accounted for its investment in SoEasy’s preferred shares under the cost method, since they were not considered to be common shares in substance and had no readily determinable fair value. Sohu accounted for its investment in SoEasy’s common shares under the equity method, since Sohu can exercise significant influence but does not own a majority of SoEasy’s equity capital or control SoEasy. As of June 30, 2016, the carrying value of Sohu’s investment in SoEasy was $25.1 million.

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

For short-term bank loans, the rates of interest under the agreements with the lending banks were determined based on the prevailing interest rates in the market. The Sohu Group classifies the valuation techniques that use these inputs as Level 2 of fair value measurements. For other short-term receivables and payables, the Group estimated fair values using the discounted cash flow method, which is unobservable in the market. The Group classifies the valuation technique as Level 2 of fair value measurements.

Long-term Payables

Long-term accounts payable are financial liabilities with carrying values that approximate fair value due to any changes in fair value, after considering the discount rate, being immaterial. For long-term accounts payable, the Group estimated fair values using the discounted cash flow method, which is unobservable in the market. The Sohu Group classifies the valuation technique as Level 2 of fair value measurements.

5. Goodwill

Changes in the carrying value of goodwill by segment are as follows (in thousands):

	Sohu	Sogou	Changyou	Total
Balance as of December 31, 2015
Goodwill	$72,980	5,945	181,529	260,454
Accumulated impairment losses	(35,788)	0	(70,447)	(106,235)

	$37,192	$5,945	$111,082	$154,219
Transactions in 2016
Foreign currency translation adjustment	(314)	(124)	(360)	(798)

Balance as of June 30, 2016	$36,878	$5,821	$110,722	$153,421

Balance as of June 30, 2016
Goodwill	$72,666	$5,821	$181,169	$259,656
Accumulated impairment losses	(35,788)	0	(70,447)	(106,235)

	$36,878	$5,821	$110,722	$153,421

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

The Group did not have any penalties or significant interest associated with tax positions for the three and six months ended June 30, 2016, nor did the Group have any significant unrecognized uncertain tax positions for the three and six months ended June 30, 2016.

PRC Corporate Income Tax

The PRC Corporate Income Tax Law (the “CIT Law”) applies an income tax rate of 25% to all enterprises but grants preferential tax treatment to High and New Technology Enterprises (“HNTEs”). Under this preferential tax treatment, HNTEs can enjoy an income tax rate of 15% for three years, but need to re-apply after the end of the three-year period. If at any time during the three-year period the relevant tax bureau questions whether an enterprise continues to qualify as an HNTE, the enterprise can be subject to further tax examination and may not be able to continue to enjoy the preferential tax rate. In addition, the CIT Law and its implementing regulations provide that a “Software Enterprise” can enjoy an income tax exemption for two years beginning with its first profitable year and a 50% reduction to a rate of 12.5% for the subsequent three years. An entity that qualifies as a “Key National Software Enterprise” (“KNSE”) can enjoy a further reduced preferential income tax rate of 10% for two years, but needs to re-apply after the end of the two-year period.

Principal Entities Qualified as HNTEs

As of June 30, 2016, the following principal entities of the Sohu Group were qualified as HNTEs and were entitled to an income tax rate of 15%.

For Sohu’s Business

•	Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”). Sohu Internet is qualified as an HNTE for 2016 and 2017, and will need to re-apply for HNTE qualification in 2018.

•	Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”) and Guangzhou Qianjun Network Technology Co., Ltd (“Guangzhou Qianjun”). These three companies are each qualified as HNTEs for 2016, and will need to re-apply for HNTE qualification in 2017.

For Sogou’s Business

•	Beijing Sogou Information Service Co., Ltd. (“Sogou Information”). Sogou Information is qualified as an HNTE for 2016 and 2017, and will need to re-apply for HNTE qualification in 2018.

•	Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”). Sogou Technology is qualified as an HNTE for 2016, and will need to re-apply for HNTE qualification in 2017.

For Changyou’s Business

•	AmazGame and Gamease. AmazGame and Gamease are each qualified as HNTEs for 2016, and will need to re-apply for HNTE qualification in 2017.

Principal Entities Qualified as Software Enterprises

For Sohu’s Business

•	Beijing Sohu New Momentum Information Technology Co., Ltd. (“Sohu New Momentum”). In 2016, Sohu New Momentum is in the first of three years in which it is entitled to a 50% reduction to a rate of 12.5% as a Software Enterprise.

For Sogou’s Business

•	Sogou Technology recently filed documents for qualification as a KNSE for 2015 pursuant to new requirements for obtaining such qualification that were issued on May 4, 2016. As of the date of this report Sogou Technology had not received a response to the filing.

•	Beijing Sogou Network Technology Co., Ltd (“Sogou Network”) recently filed documents for qualification as a Software Enterprise for 2015 pursuant to new requirements for obtaining such qualification that were issued on May 4, 2016. As of the date of this report Sogou Network had not received a response to the filing.

For Changyou’s Business

•	AmazGame. In 2013 and 2014, AmazGame was qualified as a KNSE and enjoyed a preferential income tax rate of 10% and recently filed documents for qualification as a KNSE for 2015 pursuant to new requirements for obtaining such qualification that were issued on May 4, 2016. As of the date of this report AmazGame had not received a response to the filing.

•	Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”). In 2016, Gamespace is in the third of three years in which it is entitled to a 50% reduction to a rate of 12.5% as a Software Enterprise.

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

In order to fund the distribution of a dividend to shareholders of the Sohu Group’s majority-owned subsidiary Changyou, Changyou’s management determined to cause one of its PRC subsidiaries to declare and distribute a cash dividend of all of its stand-alone 2012 earnings and half of its stand-alone subsequent years’ earnings to its direct overseas parent company, Changyou.com (HK) Limited (“Changyou HK”). As of June 30, 2016, Changyou had accrued deferred tax liabilities in the amount of $25.5 million for PRC withholding tax.

With the exception of that dividend, the Sohu Group does not intend to have any of its PRC subsidiaries distribute any undistributed profits of such subsidiaries to their direct overseas parent companies, but rather intends that such profits will be permanently reinvested by such subsidiaries for their PRC operations.

PRC Value-Added Tax

On May 1, 2016, the transition from the imposition of PRC business tax (“Business Tax”) to the imposition of value-added tax (“VAT”) was expanded to all industries in China, and as a result all of the Sohu Group’s revenues have been subject to VAT since that date. To record VAT payable, the Group adopted the net presentation method, which presents the difference between the output VAT (at a rate of 6%) and the available input VAT amount (at the rate applicable to the supplier).

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

Uncertain Tax Positions

The Group is subject to various taxes in different jurisdictions, primarily the U.S. and the PRC. Management reviews regularly the adequacy of the provisions for taxes as they relate to the income and transactions of the Group. In order to assess uncertain tax positions, the Sohu Group applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement.

7. Commitments and Contingencies

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2016 (in thousands):

As of June 30, 2016
Purchase of content and services – video	$156,448
Purchase of cinema advertisement slot rights	102,740
Purchase of bandwidth	72,502
Operating lease obligations	29,693
Purchase of content and services – others	15,926
Expenditures for operating rights for licensed games with technological feasibility - PC games	15,750
Purchase of fixed assets	12,380
Expenditures for operating rights for licensed games with technological feasibility - mobile games	3,719
Expenditures for titles of games in development	1,041
Fees for operating rights for licensed games in development – mobile games	409
Others	6,431

Total	$417,039

Litigation

The Sohu Group is a party to various litigation matters which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Group’s business, results of operations, financial condition and cash flows.

PRC Law and Regulations

The Chinese market in which the Sohu Group operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability to operate an Internet business and to conduct brand advertising, search and search-related, online game, and other services in the PRC. Though the PRC has, since 1978, implemented a wide range of market-oriented economic reforms, continued reforms and progress towards a full market-oriented economy are uncertain. In addition, the telecommunication, information, and media industries remain highly regulated. Restrictions are currently in place and are unclear with respect to which segments of these industries foreign-owned entities, like the Sohu Group, may operate. The Chinese government may issue from time to time new laws or new interpretations of existing laws to regulate areas such as telecommunication, information and media. The Sohu Group’s legal structure and scope of operations in China could be subject to restrictions, which could result in limits on its ability to conduct business in the PRC. Certain risks related to PRC law that could affect the Sohu Group’s VIE structure are discussed in Note 8 - VIEs.

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

Under contractual agreements with the Sohu Group, Dr. Charles Zhang and those other executive officers and employees of the Sohu Group who are shareholders of the consolidated VIEs are required to transfer their ownership in these entities to the Group, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Group at any time as requested by the Group to repay the loans outstanding. All voting rights of the consolidated VIEs are assigned to the Sohu Group, and the Group has the right to designate all directors and senior management personnel of the consolidated VIEs, and also has the obligation to absorb losses of the consolidated VIEs. Dr. Charles Zhang and those other executive officers and employees of the Sohu Group who are shareholders of the consolidated VIEs have pledged their shares in the consolidated VIEs as collateral for the loans. As of June 30, 2016, the aggregate amount of these loans was $9.3 million.

Under its contractual arrangements with the consolidated VIEs, the Sohu Group has the power to direct activities of the VIEs, and can have assets transferred freely out of the VIEs without any restrictions. Therefore, the Group considers that there is no asset of a consolidated VIE that can be used only to settle obligations of the VIEs, except for registered capital and PRC statutory reserves of the VIEs. As of June 30, 2016, the registered capital and PRC statutory reserves of the consolidated VIEs totaled $60.2 million. As all of the consolidated VIEs are incorporated as limited liability companies under the PRC Company Law, creditors of the consolidated VIEs do not have recourse to the general credit of the Sohu Group for any of the liabilities of the consolidated VIEs. Currently there is no contractual arrangement that could require the Sohu Group to provide additional financial support to the consolidated VIEs. As the Sohu Group is conducting certain business in the PRC mainly through the consolidated VIEs, the Group may provide such support on a discretionary basis in the future, which could expose the Group to a loss.

The Sohu Group classified the consolidated VIEs within the Sohu Group as principal VIEs or immaterial VIEs based on certain criteria, such as the VIEs’ total assets or revenues. The following is a summary of the principal VIEs within the Sohu Group:

Basic Information for Principal VIEs and Subsidiaries of Principal VIEs

For Sohu’s Business

•	High Century

Beijing Century High Tech Investment Co., Ltd. (“High Century”) was incorporated in 2001. As of June 30, 2016, the registered capital of High Century was $4.6 million and Dr. Charles Zhang and Wei Li held 80% and 20% interests, respectively, in this entity.

•	Heng Da Yi Tong

Beijing Heng Da Yi Tong Information Technology Co., Ltd. (“Heng Da Yi Tong “) was incorporated in 2002. As of June 30, 2016, the registered capital of Heng Da Yi Tong was $1.2 million and Dr. Charles Zhang and Wei Li held 80% and 20% interests, respectively, in this entity.

•	Sohu Internet

Sohu Internet was incorporated in 2003. As of June 30, 2016, the registered capital of Sohu Internet was $1.6 million and High Century held a 100% interest in this entity.

•	Donglin

Beijing Sohu Donglin Advertising Co., Ltd. (“Donglin”) was incorporated in 2010. As of June 30, 2016, the registered capital of Donglin was $1.5 million and Sohu Internet held a 100% interest in this entity.

•	Tianjin Jinhu

Tianjin Jinhu Culture Development Co., Ltd. (“Tianjin Jinhu”) was incorporated in 2011. As of June 30, 2016, the registered capital of Tianjin Jinhu was $0.5 million and Ye Deng and Xuemei Zhang each held a 50% interest in this entity.

•	Guangzhou Qianjun

Guangzhou Qianjun was acquired in November 2014. As of June 30, 2016, the registered capital of Guangzhou Qianjun was $3.3 million and Tianjin Jinhu held a 100% interest in this entity.

•	Focus Interactive

Beijing Focus Interactive Information Service Co., Ltd. (“Focus Interactive”) was incorporated in July 2014. As of June 30, 2016, the registered capital of Focus Interactive was $1.6 million and Heng Da Yi Tong held 100% of the equity interests in this entity.

For Sogou’s Business

•	Sogou Information

Sogou Information was incorporated in 2005. As of June 30, 2016, the registered capital of Sogou Information was $2.5 million and Xiaochuan Wang, Sogou’s Chief Executive Officer, High Century and Tencent held 10%, 45% and 45% interests, respectively, in this entity.

For Changyou’s Business

•	Gamease

Gamease was incorporated in 2007. As of June 30, 2016, the registered capital of Gamease was $1.3 million and High Century held a 100% interest in this entity.

•	Guanyou Gamespace

Beijing Guanyou Gamespace Digital Technology Co., Ltd. (“Guanyou Gamespace”) was incorporated in 2010. As of June 30, 2016, the registered capital of Guanyou Gamespace was $1.5 million and Beijing Changyou Star Digital Technology Co., Ltd (“Changyou Star”) held a 100% interest in this entity.

•	Shanghai ICE

Shanghai ICE Information Technology Co., Ltd. (“Shanghai ICE”) was acquired by Changyou in 2010. As of June 30, 2016, the registered capital of Shanghai ICE was $1.2 million and Gamease held a 100% interest in this entity.

•	Wuhan Baina Information

Baina (Wuhan) Information Technology Co., Ltd. (“Wuhan Baina Information”) was acquired by Gamease in July 2014. As of June 30, 2016, the registered capital of Wuhan Baina Information was $3.0 million and Changyou Star and Yongzhi Yang held 60% and 40% interests, respectively, in this entity.

Financial Information

The following financial information of the Sohu Group’s consolidated VIEs (including subsidiaries of VIEs) is included in the accompanying consolidated financial statements (in thousands):

	As of
	December 31, 2015	June 30, 2016
ASSETS:
Cash and cash equivalents	$131,270	$158,284
Accounts receivable, net	135,925	95,124
Prepaid and other current assets	101,951	102,417
Intercompany receivables due from the Company’s subsidiaries	140,396	186,630

Total current assets	509,542	542,455

Long-term investments, net	15,960	15,026
Fixed assets, net	7,362	6,184
Intangible assets, net	18,266	16,121
Goodwill	36,351	35,965
Other non-current assets	12,057	7,869

Total assets	$599,538	$623,620

LIABILITIES:
Accounts payable	$23,757	$12,742
Accrued liabilities	79,012	74,747
Receipts in advance and deferred revenue	55,319	46,542
Other current liabilities	141,247	168,848
Intercompany payables due to the Company’s subsidiaries	175,178	172,683

Total current liabilities	474,513	475,562

Other long-term liabilities	2,858	13,908
Intercompany payables due to the Company’s subsidiaries	21,717	20,770

Total liabilities	$499,088	$510,240

	Three months ended June 30,		Six months ended June 30,
	2015	2016	2015	2016
Net revenue	$311,563	$228,018	$616,594	$446,682
Net income /(loss)	$(9,691)	$9,924	$(17,539)	$15,516

	Six months ended June 30,
	2015	2016
Net cash provided by operating activities	$40,573	$30,899
Net cash provided by /(used in) investing activities	44,587	(931)
Net cash provided by financing activities	$569	$0

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

Loan and share pledge agreement between Sohu Focus (HK) Limited (“Focus HK”) and the shareholders of Heng Da Yi Tong: The agreement provides for loans to the shareholders of Heng Da Yi Tong for them to make contributions to the registered capital of Heng Da Yi Tong in exchange for the equity interests in Heng Da Yi Tong, and the shareholders pledge those equity interests to Focus HK as security for the loans. The agreement includes powers of attorney that give Focus HK the power to appoint nominees to act on behalf of the shareholders of Heng Da Yi Tong in connection with all actions to be taken by Heng Da Yi Tong. Pursuant to the agreement, the shareholders executed in blank transfers of their equity interests in Heng Da Yi Tong, which are held by the Sohu Group’s legal department and may be completed and effected at Focus HK’s election.

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

Loan agreements and equity pledge agreements between Fox Information Technology (Tianjin) Limited (“Video Tianjin”) and the shareholders of Tianjin Jinhu. The loan agreements provide for loans to the shareholders of Tianjin Jinhu for them to make contributions to the registered capital of Tianjin Jinhu in exchange for the equity interests in Tianjin Jinhu. Under the equity pledge agreements, the shareholders of Tianjin Jinhu pledge to Video Tianjin their equity interests in Tianjin Jinhu to secure the performance of their obligations under the loan agreements and Tianjin Jinhu’s obligations to Video Tianjin under their business agreements. The loans are interest free and are repayable on demand, but the shareholders can only repay the loans by transferring to Video Tianjin their equity interests in Tianjin Jinhu.

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

Share pledge agreement among Baina Zhiyuan (Beijing) Technology Co., Ltd (“Beijing Baina Technology”) Wuhan Baina Information and the shareholders of Wuhan Baina Information, which are Gamease and Yongzhi Yang, pursuant to which the shareholders pledged to Beijing Baina Technology their equity interests in Wuhan Baina Information to secure the performance of their obligations and Wuhan Baina Information’s obligations under the various VIE-related agreements. If the shareholders breach their obligations under any VIE-related agreements (Wuhan Baina Information’s breach of any of its obligations under the various VIE-related agreements will be treated as the shareholders’ breach of their obligations), including the share pledge agreement, Beijing Baina Technology is entitled to exercise its rights as the beneficiary under the share pledge agreement, including all rights of the shareholders as shareholders of Wuhan Baina Information.

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

Treasury Stock

Treasury stock consists of shares repurchased by Sohu.com Inc. that are no longer outstanding and are held by Sohu.com Inc. Treasury stock is accounted for under the cost method. For the six months ended June 30, 2016 and 2015, the Company did not repurchase any shares of its common stock.

Stock Incentive Plan

Sohu (excluding Sohu Video), Sogou, Changyou, and Sohu Video have incentive plans for the granting of share-based awards, including options and restricted share units, to their directors, management and other key employees.

1) Sohu.com Inc. Share-based Awards

Sohu’s 2000 Stock Incentive Plan

Sohu’s 2000 Stock Incentive Plan (the “Sohu 2000 Stock Incentive Plan”) provided for the issuance of up to 9,500,000 shares of common stock, including those issued pursuant to the exercise of stock options and upon vesting and settlement of restricted share units. Most of these awards vest over a period of four years. The maximum term of any issued stock right under the Sohu 2000 Stock Incentive Plan is ten years from the grant date. The Sohu 2000 Stock Incentive Plan expired on January 24, 2010. A new plan (the “Sohu 2010 Stock Incentive Plan”) was adopted by Sohu’s shareholders on July 2, 2010.

There has been no share-based compensation expense recognized under the Sohu 2000 Stock Incentive Plan since 2015, as the requisite service periods for all these awards had been completed by the end of 2014. No cash has been received under the Sohu 2000 Stock Incentive Plan since 2016, as all of these awards had been exercised by the end of 2015.

Sohu’s 2010 Stock Incentive Plan

On July 2, 2010, the Company’s shareholders adopted the Sohu 2010 Stock Incentive Plan, which provides for the issuance of up to 1,500,000 shares of common stock, including stock issued pursuant to the vesting and settlement of restricted share units and pursuant to the exercise of stock options. The maximum term of any stock right granted under the Sohu 2010 Stock Incentive Plan is ten years from the grant date. The Sohu 2010 Stock Incentive Plan will expire on July 1, 2020. As of June 30, 2016, 335,180 shares were available for grant under the Sohu 2010 Stock Incentive Plan.

i) Summary of stock option activity

On February 7, 2015 and May 1, 2016, the Company’s Board of Directors approved contractual grants to members of the Company’s management and key employees of options for the purchase of an aggregate of 1,068,000 and 13,000 shares of common stock, respectively, with nominal exercise prices of $0.001. These stock options vest and become exercisable in four equal installments over a period of four years, with each installment vesting upon the satisfaction of a service period requirement and certain subjective performance targets. These stock options are substantially similar to restricted share units except for the nominal exercise price, which would be zero for restricted share units.

Under ASC 718-10-25 and ASC 718-10-55, no grant date can be established for these stock options until a mutual understanding is reached between the Company and the recipients clarifying the subjective performance requirements. If the service inception date preceded the grant date, compensation expense should be accrued beginning on the service inception date, and re-measured on each subsequent reporting date before the grant date is established, based on the then-current fair value of the awards. To determine the fair value of these stock options, the public market price of the underlying shares at each reporting date is used and a binomial valuation model is applied.

On February 7, 2016, 253,250 of these stock options had been granted and had become vested, as a mutual understanding of the subjective performance targets had been reached between the Company and the recipients, the targets had been satisfied, and the service period requirements had been fulfilled. The cumulative share-based compensation expense for these granted stock options has been adjusted and fixed based on the fair value at the grant date of $10.8 million.

A summary of stock option activity under the Sohu 2010 Stock Incentive Plan as of and for the six months ended June 30, 2016 is presented below:

			Weighted
	Number	Weighted	Average	Aggregate
	Of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value (1)
Options	(in thousands)	Price	Life (Years)	(in thousands)
Outstanding at January 1, 2016	0	$		$
Granted	253	0.001
Exercised	(51)	0.001
Forfeited or expired	0

Outstanding at June 30, 2016	202	0.001	8.61	7,657

Vested at June 30, 2016	202	0.001	8.61	7,657

Exercisable at June 30, 2016	202	0.001	8.61	7,657

Note (1): The aggregated intrinsic value in the preceding table represents the difference between Sohu’s closing stock price of $37.86 on June 30, 2016 and the nominal exercise prices of the stock options.

For the three and six months ended June 30, 2016, total share-based compensation expense recognized for these stock options was negative $1.0 million and negative $1.7 million, respectively. For the three and six months ended June 30, 2015, total share-based compensation expense recognized for these stock options was $7.8 million and $11.6 million, respectively.

ii) Summary of restricted share unit activity

A summary of restricted share unit activity under the Sohu 2010 Stock Incentive Plan as of and for the six months ended June 30, 2016 is presented below:

	Number of	Weighted-Average
	Units	Grant-Date
Restricted Share Units	(in thousands)	Fair Value
Unvested at January 1, 2016	32	$70.24
Granted	11	51.00
Vested	(6)	61.92
Forfeited	(3)	76.95

Unvested at June 30, 2016	34	64.90

Expected to vest after June 30, 2016	27	63.40

For the three and six months ended June 30, 2016, total share-based compensation expense recognized for restricted share units was $0.4 million and $0.8 million, respectively. For the three and six months ended June 30, 2015, total share-based compensation expense recognized for restricted share units was $0.6 million and $1.2 million, respectively.

As of June 30, 2016, there was $1.1 million unrecognized compensation expense related to unvested restricted share units. The expense is expected to be recognized over a weighted average period of 0.64 years. The total fair value on their respective vesting dates of restricted share units that vested during the three and six months ended June 30, 2016 was $0.1 million and $0.3 million, respectively. The total fair value on their respective vesting dates of restricted share units that vested during the three and six months ended June 30, 2015 was $0.2 million and $0.3 million, respectively.

2) Sogou Inc. Share-based Awards

Sogou 2010 Share Incentive Plan

Sogou adopted a share incentive plan on October 20, 2010. The number of Sogou ordinary shares issuable under the plan was 41,500,000 after an amendment that was effective August 22, 2014 (as amended, the “Sogou 2010 Share Incentive Plan”). Awards of share rights may be granted under the Sogou 2010 Share Incentive Plan to management and employees of Sogou and of any present or future parents or subsidiaries or variable interest entities of Sogou. The maximum term of any share right granted under the Sogou 2010 Share Incentive Plan is ten years from the grant date. The Sogou 2010 Share Incentive Plan will expire on October 19, 2020. As of June 30, 2016, Sogou had contractually granted options for the purchase of 38,550,375 ordinary shares under the 2010 Sogou Share Incentive Plan.

Of the contractually granted options for the purchase of 38,550,375 shares, options for the purchase of 31,350,375 shares vest and become exercisable upon a service period requirement being met, as well as Sogou’s achievement of performance targets for the corresponding period. Subject to achievement of the applicable performance targets, of these options for the purchase of 31,350,375 shares, options for the purchase of 30,131,125 shares vest and become exercisable in four equal installments and options for the purchase of 1,219,250 shares vest and become exercisable in two to four installments over varying periods. Of these options for the purchase of 31,350,375 shares, the terms of options for the purchase of 980,000 shares, which had previously included as vesting conditions a service period requirement and Sogou’s completion of an IPO of its ordinary shares (“Sogou’s IPO”), were amended in the first quarter of 2016 to remove as a condition of vesting completion of Sogou’s IPO and add as a condition of vesting achievement of performance targets. For purposes of recognition of share-based compensation expense, each installment is considered to be granted as of the date that the performance target has been set. As of June 30, 2016, Sogou had granted options for the purchase of 23,010,197 shares under the 2010 Sogou Share Incentive Plan. As of June 30, 2016, options for the purchase of 22,923,259 shares had become vested and exercisable because both the service period and the performance requirements had been met, and of such vested options, options for the purchase of 22,918,596 shares had been exercised.

Of the contractually granted share options, options for the purchase of 7,200,000 shares vest and become exercisable in five equal installments, with (i) the first installment vesting upon Sogou’s IPO and the expiration of all underwriters’ lockup periods applicable to Sogou’s IPO, and (ii) each of the four subsequent installments vesting on the first, second, third and fourth anniversary dates, respectively, of the closing of Sogou’s IPO. The completion of an IPO is considered to be a performance condition of the awards. An IPO is not considered to be probable until it is completed. Under ASC 718, compensation cost should be accrued if it is probable that the performance condition will be achieved and should not be accrued if it is not probable that the performance condition will be achieved. As a result, no compensation expense will be recognized related to these options until the completion of an IPO, and hence no share-based compensation expense was recognized for the three months ended June 30, 2016 for the options for the purchase of 7,200,000 shares that are subject to vesting upon completion of Sogou’s IPO.

As of June 30, 2016, for purposes of recognition of share-based compensation expense, Sogou had granted options for the purchase of 30,210,197 shares, of which options for the purchase of 7,291,601 shares were outstanding. A summary of share option activity under the Sogou 2010 Share Incentive Plan as of and for the six months ended June 30, 2016 is presented below:

			Weighted
	Number	Weighted	Average
	Of	Average	Remaining
	Shares	Exercise	Contractual
Options	(in thousands)	Price	Life (Years)
Outstanding at January 1, 2016	12,209	$0.369
Granted	0
Exercised	(3,800)	0.001
Forfeited or expired	(1,117)	0.001

Outstanding at June 30, 2016	7,292	0.617	6.61

Vested at June 30, 2016 and expected to vest thereafter	92

Exercisable at June 30, 2016	5

For the three and six months ended June 30, 2016, total share-based compensation expense recognized for share options under the Sogou 2010 Share Incentive Plan was $0.1 million and $1.2 million, respectively. For the three and six months ended June 30, 2015, total share-based compensation expense recognized for share options under the Sogou 2010 Share Incentive Plan was $1.1 million and $3.9 million, respectively.

As of June 30, 2016, there was $0.1 million of unrecognized compensation expense related to the unvested share options. The expense is expected to be recognized over a weighted average period of 0.35 years.

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

Sogou estimated the risk-free rate based on the market yields of U.S. Treasury securities with an estimated country-risk differential as of the valuation date. An exercise multiple was estimated as the ratio of the fair value of the shares over the exercise price as of the time the option is exercised, based on consideration of research studies regarding exercise patterns based on historical statistical data. In Sogou’s valuation analysis, a multiple of two was applied for employees and a multiple of three was applied for management. Sogou estimated the forfeiture rate to be 0% for Sogou management’s share options granted as of June 30, 2016 and 12% for Sogou employees’ share options granted as of June 30, 2016. The life of the share options is the contract life of the option. Based on the option agreement, the contract life of the option is 10 years. The expected volatility at the valuation date was estimated based on the historical volatility of comparable companies for the period before the grant date with length commensurate with the expected term of the options. Sogou has no history or expectation of paying dividends on its ordinary shares. Accordingly, the dividend yield is estimated to be 0%.

Sohu Management Sogou Share Option Arrangement

Under an arrangement providing for Sogou share-based awards to be available for grants to members of Sohu’s Board of Directors, management and other key employees (“Sohu Management Sogou Share Option Arrangement”), which was approved by the boards of directors of Sohu and Sogou in March 2011, Sohu has the right to provide to members of Sohu’ Board of Directors, management and other key employees the opportunity to purchase from Sohu up to 12,000,000 ordinary shares of Sogou at a fixed exercise price of $0.625 or $0.001 per share. Of these 12,000,000 ordinary shares, 8,800,000 are Sogou ordinary shares previously held by Sohu and 3,200,000 are Sogou ordinary shares that were newly-issued on April 14, 2011 by Sogou to Sohu at a price of $0.625 per share, or a total of $2.0 million. As of June 30, 2016, Sohu had contractually granted options for the purchase of 10,717,500 Sogou ordinary shares to members of Sohu’ Board of Directors, management and other key employees under the Sohu Management Sogou Share Option Arrangement.

Of the contractually granted options for the purchase of 10,717,500 shares, options for the purchase of 8,302,500 shares vest and become exercisable in four equal installments, with each installment vesting upon a service period requirement for Sohu’s management and key employees being met, as well as Sogou’s achievement of performance targets for the corresponding period. The performance target for each installment is set at the beginning of each vesting period. Accordingly, for purposes of recognition of share-based compensation expense, each installment is considered to be granted as of that date. As of June 30, 2016, Sohu had granted options for the purchase of 8,232,500 shares under the Sohu Management Sogou Share Option Arrangement. As of June 30, 2016, options for the purchase of 8,232,500 shares had become vested and exercisable because both the service period and the performance requirements had been met, and vested options for the purchase of 7,512,500 shares had been exercised.

As of December 31, 2015, options for the purchase of 15,000 ordinary shares of Sogou granted to members of Sohu’ Board of Directors had vested and become exercisable, as the service period requirement for vesting had been met.

The remaining options for the purchase of 2,400,000 shares vest and become exercisable in five equal installments, with (i) the first installment vesting upon Sogou’s IPO and the expiration of all underwriters’ lockup periods applicable to the IPO, and (ii) each of the four subsequent installments vesting on the first, second, third and fourth anniversary dates, respectively, of the closing of Sogou’s IPO. All installments of the options for the purchase of 2,400,000 shares that are subject to vesting upon the completion of Sogou’s IPO were considered granted upon the issuance of the options. The completion of a firm commitment IPO is considered to be a performance condition of the awards. An IPO event is not considered to be probable until it is completed. Under ASC 718, compensation cost should be accrued if it is probable that the performance condition will be achieved and should not be accrued if it is not probable that the performance condition will be achieved. As a result, no compensation expense will be recognized related to these options until the completion of an IPO, and hence no share-based compensation expense was recognized for the three months ended June 30, 2016 for these options for the purchase of 2,400,000 shares.

As of June 30, 2016, for purposes of recognition of share-based compensation expense, Sohu had granted options for the purchase of 10,647,500 shares, of which options for the purchase of 3,131,500 shares were outstanding. A summary of share option activity under the Sohu Management Sogou Share Option Arrangement as of and for the six months ended June 30, 2016 is presented below:

			Weighted
	Number	Weighted	Average
	Of	Average	Remaining
	Shares	Exercise	Contractual
Options	(in thousands)	Price	Life (Years)
Outstanding at January 1, 2016	3,664	$0.623
Granted	0
Exercised	(532)	0.625
Forfeited or expired	0

Outstanding at June 30, 2016	3,132	0.623	6.27

Vested at June 30, 2016 and expected to vest thereafter	732

Exercisable at June 30, 2016	732

For the three and six months ended June 30, 2016, total share-based compensation expense recognized for share options under the Sohu Management Sogou Share Option Arrangement was nil and $0.3 million, respectively. For the three and six months ended June 30, 2015, total share-based compensation expense recognized for share options under the Sohu Management Sogou Share Option Arrangement was $0.1 million and $0.7 million, respectively.

As of June 30, 2016, there was no unrecognized compensation expense related to the unvested share options.

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

Option Modification

In the first and second quarter of 2013, a portion of the share options granted under the Sogou 2010 Share Incentive Plan and the Sohu Management Sogou Share Option Arrangement were exercised early, and the Sogou ordinary shares issued upon exercise were transferred to trusts with the original option grantees as beneficiaries. The trusts will distribute the shares to those beneficiaries in installments based on the vesting requirements under the option agreements. Although these trust arrangements caused a modification of the terms of these share options, the modification was not considered substantive. Accordingly, no incremental fair value related to these shares resulted from the modification, and the remaining share-based compensation expense for these shares will continue to be recognized over the original remaining vesting period. As of June 30, 2016, options for the purchase of 11,370,000 shares granted under the Sogou 2010 Share Incentive Plan had been exercised early but had not been distributed to the beneficiaries of the trusts. All of the early-exercised shares that were distributed to those beneficiaries by the trusts in accordance with the vesting requirements under the option agreements have been included in the disclosures under the heading “Sogou 2010 Share Incentive Plan” above.

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

As of June 30, 2016, unvested Tencent restricted share unit awards held by these employees provided for the issuance of up to 168,050 ordinary shares of Tencent, taking into consideration a five-for-one split of Tencent’s shares that became effective in May 2014. For the three and six months ended June 30, 2016, share-based compensation expense of $0.5 million and $0.8 million, respectively, related to these Tencent restricted share units was recognized in the Group’s consolidated statements of comprehensive income. For the three and six months ended June 30, 2015, share-based compensation expense of $0.9 million and $2.4 million, respectively, related to these Tencent restricted share units was recognized in the Group’s consolidated statements of comprehensive income. As of June 30, 2016, there was $0.6 million of unrecognized compensation expense related to these unvested restricted share units. This amount is expected to be recognized over a weighted average period of 1.61 years.

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

Prior to the completion of Changyou’s initial public offering, Changyou had granted under the Changyou 2008 Share Incentive Plan 15,000,000 ordinary shares to its former chief executive officer Tao Wang, through Prominence Investments Ltd., which is an entity that may be deemed under applicable rules of the Securities and Exchange Commission to be beneficially owned by Tao Wang. Through June 30, 2016, Changyou had also granted under the Changyou 2008 Share Incentive Plan restricted share units, settleable upon vesting by the issuance of an aggregate of 4,614,098 ordinary shares, to certain members of its management other than Tao Wang, and certain other Changyou employees.

i) Share-based Awards granted before Changyou’s IPO

All of the restricted ordinary shares and restricted share units granted before Changyou’s IPO became vested by the end of 2013. Hence there was no share-based compensation expense recognized with respect to such restricted ordinary shares and restricted share units since their respective vesting dates.

ii) Share-based Awards granted after Changyou’s IPO

Through June 30, 2016, in addition to the share-based awards granted before Changyou’s IPO, Changyou had granted restricted share units, settleable upon vesting with the issuance of an aggregate of 1,581,226 ordinary shares, to certain members of its management other than Tao Wang and to certain of its other employees. These restricted share units are subject to vesting over a four-year period commencing on their grant dates. Share-based compensation expense for such restricted share units is recognized on an accelerated basis over the requisite service period. The fair value of restricted share units was determined based on the market price of Changyou’s ADSs on the grant date.

A summary of activity for these restricted share units as of and for the six months ended June 30, 2016 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2016	20	$14.25
Granted	0
Vested	0
Forfeited	0

Unvested at June 30, 2016	20	14.25

Expected to vest after June 30, 2016	20	14.25

For the three and six months ended June 30, 2016, total share-based compensation expense recognized for the above restricted share units was $22,000 and $44,000, respectively. For the three and six months ended June 30, 2015, total share-based compensation expense recognized for the above restricted share units was $31,000 and negative $11,000, respectively. The negative $11,000 resulted from Changyou’s true-up of share-based compensation expense for forfeited restricted share units that would have become vested during the first quarter of 2015.

As of June 30, 2016, there was $66,000 of unrecognized compensation expense related to these unvested restricted share units. The expense is expected to be recognized over a weighted average period of 0.67 years. The total fair value of these restricted share units vested during the three and six months ended June 30, 2016 was nil and nil, respectively. The total fair value of these restricted share units vested during the three and six months ended June 30, 2015 was $0.4 million and $0.7 million, respectively.

Changyou 2014 Share Incentive Plan

On June 27, 2014, Changyou reserved 2,000,000 of its Class A ordinary shares under the Changyou.com Limited 2014 Share Incentive Plan (the “Changyou 2014 Share Incentive Plan”) for the purpose of making share incentive awards to certain members of its management and key employees. On November 2, 2014, the number of Class A ordinary shares reserved under the Changyou 2014 Share Incentive Plan increased from 2,000,000 to 6,000,000. The maximum term of any share right granted under the Changyou 2014 Share Incentive Plan is ten years from the grant date. The Changyou 2014 Share Incentive Plan will expire in June 2024. As of June 30, 2016, 2,884,000 shares were available for grant under the Changyou 2014 Share Incentive Plan.

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

On November 2, 2015 and June 1, 2016, 450,000 and 329,000, respectively, of these share options had been granted and had become vested, as a mutual understanding of the subjective performance targets had been reached between Changyou and the recipients, the targets had been satisfied, and the service period requirements had been fulfilled. The cumulative share-based compensation expense for these granted share options has been adjusted and fixed based on their fair value of $4.7 million and $3.2 million, respectively, at the grant date.

A summary of share option activity under the Changyou 2014 Share Incentive Plan as of and for the six months ended June 30, 2016 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at January 1, 2016	450	$0.01	8.84	$5,580
Granted	329	0.01
Exercised	(225)	0.01
Forfeited or expired	0

Outstanding at June 30, 2016	554	0.01	8.60	5,546

Vested at June 30, 2016	554	0.01	8.60	5,546

Exercisable at June 30, 2016	554	0.01	8.60	5,546

Note (1): The aggregated intrinsic value in the preceding table represents the difference between Changyou’s closing price of $20.04 per ADS, or $10.02 per Class A ordinary share, on June 30, 2016 and the nominal exercise prices of the share options.

For the three and six months ended June 30, 2016, share-based compensation expense recognized for these share options under the Changyou 2014 Share Incentive Plan was $3.4 million and $2.1 million, respectively. For the three and six months ended June 30, 2015, share-based compensation expense recognized for these share options under the Changyou 2014 Share Incentive Plan was $7.1 million and $11.0 million, respectively.

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

Due to the termination of employment of an employee during the second quarter of 2015 prior to vesting of the restricted share units held by the employee, Changyou reversed share-based compensation expense in the amount of $17,000. There was no unrecognized compensation expense for these restricted share units after the second quarter of 2015, as all of them were forfeited during that quarter.

4) Sohu Video Share-based Awards

On January 4, 2012, Sohu Video adopted the Video 2011 Share Incentive Plan, under which 25,000,000 ordinary shares of Sohu Video are reserved for the purpose of making share incentive awards to management and key employees of Sohu Video and to Sohu management. The maximum term of any share incentive award granted under the Video 2011 Share Incentive Plan is ten years from the grant date. The Video 2011 Share Incentive Plan will expire on January 3, 2021. As of June 30, 2016, grants of options for the purchase of 16,368,200 ordinary shares of Sohu Video had been contractually made and were subject to vesting in four equal installments, with each installment vesting upon a service period requirement being met, as well as Sohu Video’s achievement of performance targets for the corresponding period. For purposes of ASC 718-10-25, as of June 30, 2016, no grant date had occurred, because the broader terms and conditions of the option awards had neither been finalized nor mutually agreed upon with the recipients. As of June 30, 2016, options for the purchase of 4,972,800 ordinary shares were vested.

For the three and six months ended June 30, 2016, total share-based compensation expense recognized for vested options under the Video 2011 Share Incentive Plan was negative $0.8 million and negative $0.6 million, respectively. For the three and six months ended June 30, 2015, total share-based compensation expense recognized for vested options under the Video 2011 Share Incentive Plan was $0.9 million and $0.1 million, respectively.

The fair value of the options contractually granted to management and key employees of Sohu Video and to Sohu management was estimated on the reporting date using the BP Model, with the following assumptions used:

Assumptions Adopted
Average risk-free interest rate	1.76%
Exercise multiple	2.8
Expected forfeiture rate (post-vesting)	19%
Weighted average expected option life	5.5
Volatility rate	55.6%
Dividend yield	0%
Fair value	0.75

10. Related Party Transactions

Changyou’s Loan Arrangements with SoEasy

Commencing in April 2015, certain subsidiaries of Changyou and certain subsidiaries of SoEasy entered into a series of loan agreements pursuant to which the subsidiaries of Changyou are entitled to draw down HK dollar-denominated or U.S. dollar-denominated loans from the SoEasy subsidiaries and the SoEasy subsidiaries are entitled to draw down equivalent RMB-denominated loans from the subsidiaries of Changyou, to facilitate each other’s business operations. All of the loans carry a fixed rate of interest equal to the current market interest rate. During the first quarter of 2016, Changyou drew down from SoEasy U.S. dollar-denominated loans of approximately $29.9 million and granted RMB-denominated loans to SoEasy of approximately $30.2 million. During the second quarter of 2016, Changyou repaid to SoEasy U.S. dollar-denominated loans of approximately $12.9 million and received from SoEasy RMB-denominated loans of $12.1 million. As of June 30, 2016, Changyou had U.S. dollar-denominated loans payable to SoEasy in a total amount of approximately $29.4 million, which was recorded in other short-term liabilities. As of the same date, Changyou had RMB-denominated loans receivable from SoEasy in a total amount of approximately $29.4 million, which was recorded in prepaid and other current assets. For the three and six months ended June 30, 2016, Changyou incurred interest expense of $0.2 million and $0.3 million, respectively, and earned interest income of $0.4 million and $0.7 million, respectively. As of June 30, 2016, total interest expense payable to SoEasy amounted to $0.2 million, which was recorded in other short-term liabilities; and total interest income receivable from SoEasy was $0.4 million, which was recorded in prepaid and other current assets.

Other Information

For the three and six months ended June 30, 2016, the Sohu Group generated brand advertising revenue from SoEasy of $10,000 and $862,000, respectively. For the three and six months ended June 30, 2016, the Group incurred sales and marketing expense for SoEasy of $202,000 and $216,000, respectively.

11. Sogou Transactions

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

Sohu’s Shareholding in Sogou

As of June 30, 2016, Sogou had outstanding a combined total of 334,670,182 ordinary shares and preferred shares held as follows:

(i)	Sohu.com Inc.: 131,697,750 Class A Ordinary Shares, of which 4,484,500 shares may be purchased by Sohu management and key employees under an option arrangement;

(ii)	Photon: 32,000,000 Series A Preferred Shares

(iii)	Tencent: 6,757,875 Class A Ordinary Shares, 65,431,579 Series B Preferred Shares and 79,368,421 non-voting Class B Ordinary Shares; and

(iv)	Various employees of Sogou and Sohu: 19,414,557 Class A Ordinary Shares.

Because no ordinary shares will be issued with respect to share options granted by Sogou until they are vested and exercised, share options granted by Sogou that have not vested and vested share options that have not yet been exercised are not included as outstanding shares of Sogou and have no impact on the Sohu Group’s basic net income per share. Unvested share options with performance targets achieved and vested share options that have not yet been exercised do, however, have a dilutive impact on the Sohu Group’s dilutive net income per share. See Note 13 - Net Income/(Loss) per Share.

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

12. Noncontrolling Interest

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

Noncontrolling Interest in the Consolidated Balance Sheets

As of June 30, 2016 and December 31, 2015, noncontrolling interest in the consolidated balance sheets was $510.8 million and $489.7 million, respectively.

	As of
	December 31, 2015 (in thousands)	June 30, 2016 (in thousands)
Sogou	$125,314	$130,933
Changyou	364,416	379,908

Total	$489,730	$510,841

Noncontrolling Interest of Sogou

As of June 30, 2016 and December 31, 2015, noncontrolling interest of Sogou of $130.9 million and $125.3 million, respectively, was recognized in the Sohu Group’s consolidated balance sheets, representing Sogou’s cumulative results of operations attributable to shareholders other than Sohu.com Inc., Sogou’s share-based compensation expense, the investments of shareholders other than Sohu.com Inc. in Preferred Shares and Ordinary Shares of Sogou, the repurchase of Sogou Series A Preferred Shares from noncontrolling shareholders in March 2014 and September 2015, and Sogou’s repurchase of Class A Ordinary Shares from noncontrolling shareholders in June 2014.

Noncontrolling Interest of Changyou

As of June 30, 2016 and December 31, 2015, noncontrolling interest of Changyou of $379.9 million and $364.4 million, respectively, was recognized in the Sohu Group’s consolidated balance sheets, representing a 31% and 32% economic interest, respectively, in Changyou’s net assets held by shareholders other than Sohu.com Inc. and reflecting the reclassification of Changyou’s share-based compensation expense from shareholders’ additional paid-in capital to noncontrolling interest.

Noncontrolling Interests in the Consolidated Statements of Comprehensive Income

For the three and six months ended June 30, 2016, net income attributable to noncontrolling interests in the consolidated statements of comprehensive income was $16.2 million and $47.5 million, respectively. For the three and six months ended June 30, 2015, net income attributable to noncontrolling interests in the consolidated statements of comprehensive income was $38.7 million and $65.2 million, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Sogou	$25,869	$5,488	$38,282	$26,100
Changyou	12,813	10,744	26,921	21,363

Total	$38,682	$16,232	$65,203	$47,463

Noncontrolling Interest of Sogou

For the three months ended June 30, 2016 and 2015, net income of $5.5 million and $25.9 million, respectively, attributable to the noncontrolling interest of Sogou was recognized in the Sohu Group’s consolidated statements of comprehensive income, representing Sogou’s net income attributable to shareholders other than Sohu.com Inc.

Noncontrolling Interest of Changyou

For the three months ended June 30, 2016 and 2015, net income of $10.7 million and $12.8 million, respectively, attributable to the noncontrolling interest of Changyou, was recognized in the Sohu Group’s consolidated statements of comprehensive income, representing a 31% and a 32% economic interest in Changyou attributable to shareholders other than Sohu.com Inc.

13. Net Income /(Loss) per Share

Basic net income /(loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income /(loss) per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise or settlement of share-based awards using the treasury stock method. The dilutive effect of share-based awards with performance requirements is not considered before the performance targets are actually met. The computation of diluted net income /(loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect (i.e. an increase in earnings per share amounts or a decrease in loss per share amounts) on net income /(loss) per share. For the three and six months ended June 30, 2016, 244,000 and 255,000, respectively, common shares potentially issuable upon the exercise or settlement of share-based awards using the treasury stock method were anti-dilutive and excluded from the denominator for calculation of diluted net loss per share.

Additionally, for purposes of calculating the numerator of diluted net income /(loss) per share, the net income /(loss) attributable to Sohu.com Inc. is adjusted as follows. The adjustment will not be made if there is an anti-dilutive effect.

(1)	Sogou’s net income /(loss) attributable to Sohu.com Inc. is determined using the percentage that the weighted average number of Sogou shares held by Sohu.com Inc. represents of the weighted average number of Sogou Preferred Shares and Ordinary Shares, shares issuable upon the conversion of convertible preferred shares under the if-converted method, and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, and is not determined by allocating Sogou’s net income /(loss) to Sohu.com Inc. using the methodology for the calculation of net income /(loss) attributable to the Sogou noncontrolling shareholders discussed in Note 12 - Noncontrolling Interest.

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

For the three and six months ended June 30, 2016, all of these Sogou shares and share options had an anti-dilutive effect, and therefore were excluded from the calculation of Sohu.com Inc.’s diluted net loss per share, and “incremental dilution from Sogou” in the table below was zero.

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

For the three and six months ended June 30, 2016, all of these Changyou restricted share units had a dilutive effect, and therefore were included in the calculation of Sohu.com Inc.’s diluted net loss per share. This impact is presented as “incremental dilution from Changyou” in the table below.

The following table presents the calculation of the Sohu Group’s basic and diluted net loss per share (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
Numerator:
Net loss attributable to Sohu.com Inc., basic	$(27,199)	$(63,024)	$(58,319)	$(83,310)
Effect of dilutive securities:
Incremental dilution from Sogou	0	0	0	0
Incremental dilution from Changyou	(339)	(362)	(560)	(653)

Net loss attributable to Sohu.com Inc., diluted	$(27,538)	$(63,386)	$(58,879)	$(83,963)

Denominator:
Weighted average basic common stock outstanding	38,587	38,691	38,556	38,678
Effect of dilutive securities:
Share options and restricted share units	0	0	0	0

Weighted average diluted common shares outstanding	38,587	38,691	38,556	38,678

Basic net loss per share attributable to Sohu.com Inc.	$(0.70)	$(1.63)	$(1.51)	$(2.15)

Diluted net loss per share attributable to Sohu.com Inc.	$(0.71)	$(1.64)	$(1.53)	$(2.17)

14. Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers. In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This guidance supersedes current guidance on revenue recognition in Topic 605, “Revenue Recognition.” In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. In August 2015, the FASB issued ASU No.2015-14 to defer the effective date of ASU No. 2014-09 for all entities by one year. For public business entities that follow U.S. GAAP, the deferral results in the new revenue standard are being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. The Sohu Group is currently evaluating the impact of adopting this standard on its consolidated financial statements.

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

Compensation – Stock Compensation. On March 30, 2016, the FASB issued ASU 2016-09 (“ASU 2016-09”), Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows; (d) accounting for forfeitures of share-based payments. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Sohu Group is currently evaluating the impact of adopting this standard on its consolidated financial statements.

Financial Instruments-Credit Losses. In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this report, references to “us,” “we,” “our,” “our company,” “our Group,” the “Sohu Group,” the “Group,” and “Sohu.com” are to Sohu.com Inc. and, except where the context requires otherwise, our wholly-owned and majority-owned subsidiaries and variable interest entities (“VIEs”) Sohu.com Limited, Sohu.com (Hong Kong) Limited (“Sohu Hong Kong”), All Honest International Limited (“All Honest”), Sohu.com (Game) Limited (“Sohu Game”), Go2Map Inc., Sohu.com (Search) Limited (“Sohu Search”), Sogou Inc. (“Sogou”), Sogou (BVI) Limited (“Sogou BVI”), Sogou Hong Kong Limited (“Sogou HK”), Vast Creation Advertising Media Services Limited (“Vast Creation”), Sogou Technology Hong Kong Limited, Fox Video Investment Holding Limited (“Video Investment”), Fox Video Limited (“Sohu Video”), Fox Video (HK) Limited (“Video HK”), Focus Investment Holding Limited, Sohu Focus Limited, Sohu Focus (HK) Limited, Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu Software Technology Co., Ltd., Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”), Beijing Sogou Network Technology Co., Ltd (“Sogou Network”), Fox Information Technology (Tianjin) Limited (“Video Tianjin”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”), Beijing Sohu New Momentum Information Technology Co., Ltd. (“Sohu New Momentum”), Beijing Century High Tech Investment Co., Ltd. (“High Century”), Beijing Heng Da Yi Tong Information Technology Co., Ltd. (“Heng Da Yi Tong”, formerly known as Beijing Sohu Entertainment Culture Media Co., Ltd.), Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”), Beijing GoodFeel Technology Co., Ltd., Beijing Sogou Information Service Co., Ltd. (“Sogou Information”), Beijing 21 East Culture Development Co., Ltd., Beijing Sohu Donglin Advertising Co., Ltd.(“Donglin”), Beijing Pilot New Era Advertising Co., Ltd. (“Pilot New Era”), Beijing Focus Yiju Network Information Technology Co., Ltd., SohuPay Science and Technology Co., Ltd., Beijing Sohu Dianjin Information Technology Co., Ltd., Beijing Yi He Jia Xun Information Technology Co., Ltd., Tianjin Jinhu Culture Development Co., Ltd. (“Tianjin Jinhu”), Guangzhou Qianjun Network Technology Co., Ltd. (“Guangzhou Qianjun”), Shenzhen Shi Ji Guang Su Information Technology Co., Ltd., Chengdu Sogou Easypay Technology Co., Ltd., Beijing Shi Ji Si Su Technology Co., Ltd., Chongqing Qogir Enterprise Management Consulting Co., Ltd., SendCloud Technology Co., Ltd., Beijing Hua Yang Lian Zhong Advertising Co., Ltd, Beijing Focus Interactive Information Service Co., Ltd., Beijing Focus Xin Gan Xian Information Technology Co., Ltd., Beijing Focus Real Estate Agency Co., Ltd. and our independently-listed majority-owned subsidiary Changyou.com Limited (“Changyou,” formerly known as TL Age Limited) as well as the following direct and indirect subsidiaries and VIEs of Changyou: Changyou.com HK Limited (“Changyou HK”) formerly known as TL Age Hong Kong Limited), Changyou.com Webgames (HK) Limited (“Changyou HK Webgames”), Changyou.com Gamepower (HK) Limited, ICE Entertainment (HK) Limited (“ICE HK”), Changyou.com Gamestar (HK) Limited, Changyou.com (US) LLC. (formerly known as AmazGame Entertainment (US) Inc.), Changyou.com Korea Limited, Changyou.com India Private Limited, Changyou BILISIM HIZMETLERI TICARET LIMITED SIRKETI, Kylie Enterprises Limited, Mobogarden Enterprises Limited, Heroic Vision Holdings Limited, TalkTalk Limited, RaidCall (HK) Limited, 7Road.com Limited (“7Road”), 7Road.com HK Limited (“7Road HK”), Changyou.com (TH) Limited, Changyou.com Rus Limited, PT.CHANGYOU TECHNOLOGY INDONESIA, Changyou Middle East FZ-LLC, Changyou.com Technology Brazil Desenvolvimento De Programas LTDA, Greative Entertainment Limited (formerly known as Greative Digital Limited), Glory Loop Limited (“Glory Loop”), MoboTap Inc. (“MoboTap”, a Cayman Islands company), MoboTap Inc. Limited (“MoboTap HK”), MoboTap Inc. (a Delaware corporation), Dolphin Browser Inc., TMobi Limited (formerly known as Muse Entertainment Limited), Dstore Technology Limited, Mobo Information Technology Pte. Ltd., Changyou Mobo Glint Limited, Global Cool Limited, Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”), Beijing Changyou Skyline Property Management Co. Ltd, Beijing Cruise stars Technology Co., Ltd., Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”), ICE Information Technology (Shanghai) Co., Ltd. (“ICE Information”), Beijing Changyou RaidCall Internet Technology Co., Ltd. (“RaidCall”), Beijing Yang Fan Jing He Information Consulting Co., Ltd. (“Yang Fan Jing He”), Shanghai Jingmao Culture Communication Co., Ltd. (“Shanghai Jingmao”), Shanghai Hejin Data Consulting Co., Ltd., Beijing Changyou Jingmao Film & Culture Communication Co., Ltd. (“Beijing Jingmao”), Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”), Beijing Guanyou Gamespace Digital Technology Co., Ltd. (“Guanyou Gamespace”), Beijing Zhi Hui You Information Technology Co., Ltd., Shanghai ICE Information Technology Co., Ltd. (“Shanghai ICE”), Shenzhen 7Road Network Technologies Co., Ltd. (“7Road Technology”), Beijing Changyou Star Digital Technology Co., Ltd (“Changyou Star”), Beijing Changyou Creation Information Technology Co., Ltd. (formerly known as Beijing Changyou e-pay Co. Ltd.), Beijing Changyou Aishouxin Ecological Technology Co., Ltd., Shenzhen Brilliant Imagination Technologies Co., Ltd. (“Brilliant Imagination”), Fujian Changyou Heguang Electronic Technology Co., Ltd., Beijing Baina Information Technology Co., Ltd., Baina Zhiyuan (Beijing) Technology Co., Ltd. (“Beijing Baina Technology”), Baina Zhiyuan (Chengdu) Technology Co., Ltd., Chengdu Xingyu Technology Co., Ltd., Baina (Wuhan) Information Technology Co., Ltd. (“Wuhan Baina Information”), Wuhan Xingyu Technology Co., Ltd., Wuhan Hualian Chuangke Technology Co., Ltd., Beijing Global Cool Technology Co., Ltd., and Beijing Changyou Creative Technology Co., Ltd., and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”) on February 26, 2016, as updated by Part II Item 1A of this report. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

Factors and Trends Affecting our Business

With the accelerated shift in user activities from PCs to mobile devices and an increase in the number of Internet users, the usage of various kinds of mobile Internet services continued to increase. As of the end of June 2016, according to the China Internet Network Information Center (“CNNIC”), mobile internet users had reached 656.4 million, an increase of 6% from the end of 2015. At Sohu, we focused our efforts on developing and promoting a portfolio of leading mobile products across our business lines that we believed our users would like.

For Sohu Media Portal, Sohu News APP and the Web-based HTML5 Portal m.sohu.com are two key products. We strive to improve the overall user experience and stickiness by frequently launching new upgrades and innovative new features. To drive user growth, in the second quarter of 2016 we launched a few major marketing events to promote the Sohu News APP. As of June 2016, daily active users of Sohu News APP continued to gain traction. In the second quarter, amid the slowdown of the economy in China, large brand advertisers shrank their ad budgets, while small and medium enterprise (SME) customers showed resilience and contributed increasing revenues to Sohu Media Portal.

The online video business is one of the most popular internet applications, and continued to gain viewers from television stations, and advertising dollars shifted in accordance with that trend. Sohu Video is a leading online video content and service provider in China, and we hold a positive view of the long-term prospects of the industry. In 2016, despite intense competition that is driving up content costs, we plan to continue investing aggressively in content and technology to maintain our status as a first-tier player. We have secured a meaningful share of top TV dramas while we also launching an increasing number of self-developed video programs. The heightened spending for content and marketing may result in wider loss-making in the next few quarters.

For our search and search-related business, Sogou is one of the top players in the online search sector in China. We have reinforced our competitive position through cooperation with Tencent, which has helped us build exclusive access to Tencent’s social platforms and bring in unique and high-quality content. In the second quarter of 2016, Sogou’s mobile search traffic grew nearly 80% as compared to the same period in 2015, and mobile monetization continued to gather momentum. During the quarter, we continually raised the bar in terms of quality for our core search service and further differentiated our search service. We unveiled a service called Sogou Wise Doctor, providing users with a trustworthy platform for authentic and authoritative healthcare information from reliable websites. We also partnered with Microsoft Bing for English and academic search. Supported by the technology of Microsoft Bing, Sogou Search now provides high-quality English webpages and academic materials. On other fronts, in addition to mere text, we have beefed up our capability regarding both input and search functions using voice and images. With this, our products are better received by users, especially on mobile phones. In the past year, voice input through Sogou Mobile Keyboard increased by 55%. According to our internal data, Sogou Mobile Keyboard has emerged to be the No.1 mobile APP for voice input in China. Looking into 2016 and beyond, Sogou plans to step up research in artificial intelligence with an aim to build Sogou into a leading innovative player in this space in China. Beginning in the second quarter of 2016, government authorities outlined new regulations for the online search industry, and in response, among other things, we started to implement higher verification standards for customers. These new developments have had an adverse impact, and we expect will continue to have an adverse impact for the remainder of 2016, on Sogou’s revenue growth.

For Changyou’s PC game business, retaining a core base of game players is now our top priority. Additionally, to realize the full value of IP from legacy PC games, our adaptations of TLBB and Blade Online into mobile formats are both on track. For Changyou’s mobile game business, we are now moving towards a more diversified strategy with a focus on Massively Multiplayer Online Role-playing Games (“MMORPGs”), e-sports and card combat games. Revenues from both the TLBB PC game and the TLBB 3D mobile game were sequentially stable this quarter. We will continue to launch new expansion packs to extend the longevity of these games. For the three months ended June 30, 2016, the PC games and mobile games that Changyou operates had approximately 5.3 million total average monthly active accounts and approximately 1.6 million total active paying accounts.

Our Business

Through the operation of Sohu, Sogou and Changyou, we generate online advertising revenues (including brand advertising revenues and search and search-related revenues), online games revenues and other revenues. Online advertising and online games are our core businesses. For the three months ended June 30, 2016, total revenues generated by Sohu, Sogou and Changyou were approximately $420.1 million, including:

Sohu:

•	$101.3 million in brand advertising revenues, of which $47.0 million was from Sohu Media Portal, $31.6 million was from Sohu Video, and $22.7 million was from Focus; and

•	$14.1 million in other revenues, mainly attributable to revenues from the self-produced film “Jian Bing Man,” interactive broadcasting services, paid subscription services, and sub-licensing of purchased video content to third parties.

Total revenues generated by Sohu were $115.4 million.

Sogou:

•	$160.2 million in search and search-related revenues; and

•	$15.3 million in other revenues, primarily attributable to Sogou’s offering of Internet value-added services (or “IVAS”) with respect to the operation of Web games and mobile games developed by third parties, as well as other services and products provided to users.

Total revenues generated by Sogou were $175.5 million.

Changyou:

•	$99.2 million in online game revenues;

•	$11.6 million in brand advertising revenues, mainly attributable to Changyou’s 17173.com Website; and

•	$18.4 million in other revenues attributable to Changyou’s cinema advertising and platform channel business.

Total revenues generated by Changyou were $129.2 million.

For the three months ended June 30, 2016 our total brand advertising revenues were $112.9 million, total search and search-related revenues were $160.2 million, total online game revenues were $99.2 million, and total other revenues were $47.8 million.

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

Other business

Sohu also engages in the other business, which consists primarily of the filming business, interactive broadcasting services, paid subscription services, and sub-licensing of purchased video content to third parties. Revenues generated by Sohu from the other business are classified as other revenues in our consolidated statements of comprehensive income.

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

Other business

Sogou also engages in the other business, primarily by offering IVAS with respect to the operation of Web games and mobile games developed by third parties, as well as other services and products provided to users. Revenues generated by Sogou from the other business are classified as other revenues in our consolidated statements of comprehensive income.

Changyou’s Business

Changyou’s business lines consist of the online game business, the platform channel business and other business.

Online Game Business

Changyou’s online game business offers to game players (a) PC games, which are interactive online games that are accessed and played simultaneously by hundreds of thousands of game players through personal computers and require that local client-end game access software be installed on the computers used; (b) mobile games, which are played on mobile devices and require an Internet connection; and (c) Web games, which are online games that are played through a Web browser with no local game software installation requirements. Web games became a relatively insignificant part of Changyou’s online games business following the sale of 7Road’s operating company Shenzhen 7Road Technology Co., Ltd., or Shenzhen 7Road, in August 2015. Changyou’s games are operated under the item-based revenue model, meaning that game players can play the games for free, but can choose to pay for virtual items, which are non-physical items that game players can purchase and use within a game, such as gems, pets, fashion items, magic medicine, riding animals, hierograms, skill books and fireworks. Revenues derived from the operation of online games are classified as online game revenues in our consolidated statements of comprehensive income.

Platform Channel Business

Changyou’s platform channel business consists primarily of the operation of the 17173.com Website, the Dolphin Browser and RaidCall. The 17173.com Website, which is one of the leading game information portals in China, provides news, electronic forums, online videos and other information services on online games to game players. The Dolphin Browser is a gateway to a host of user activities on mobile devices, with the majority of its users based in Europe, Russia and Japan. RaidCall provides online music and entertainment services, primarily in Taiwan. Revenues generated by the 17173.com Website are classified as brand advertising revenues and revenues generated by the Dolphin Browser and by RaidCall are classified as other revenues in the Group’s consolidated statements of comprehensive income.

Other business

Changyou also operates a cinema advertising business, which consists of Changyou’s offering of pre-film cinema advertising slots for advertisements that are shown before the screening of a movie in a cinema theatre. Revenues generated by Changyou’s cinema advertising business are classified as other revenues in the Sohu Group’s consolidated statements of comprehensive income.

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

Self-Operated Games

Changyou is the primary obligor of its self-operated games. Changyou hosts the games on its own servers and is responsible for the sale and marketing of the games as well as customer service. Accordingly, revenues are recorded gross of revenue sharing-payments to third-party developers and/or mobile APP stores, but are net of VAT and discounts to game card distributors where applicable. Changyou obtains revenues from the sale of in-game virtual items. Revenues are recognized over the estimated lives of the virtual items purchased by game players or as the virtual items are consumed. If different assumptions were used in deriving the estimated lives of the virtual items, the timing of the recording of the revenues would be impacted.

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

Other revenues

Sohu

Sohu also engages in the other business, which consists primarily of the filming business, interactive broadcasting services, paid subscription services, and sub-licensing of purchased video content to third parties.

Sogou

Other revenues attributable to Sogou are primarily IVAS revenues derived from the operation of Web games and mobile games of third-party developers as well as other services and products that Sogou provides to users.

Changyou

Other revenues attributable to Changyou are primarily generated from its cinema advertising business and its platform channel business.

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

Product Development Expenses

Product development expenses mainly consist of salary and benefits expenses, depreciation and amortization expenses, technical service fees, content and license expenses, and facilities expenses. These expense are incurred for the enhancement and maintenance of our Internet platforms as well as for our products and services, including the development costs of online games prior to the establishment of technological feasibility and maintenance costs after the online games are available for marketing.

Advertising Expenses

Advertising expenses are included in sales and marketing expenses, and generally represent the expenses of promotions to create or stimulate a positive image of the Sohu Group or a desire to subscribe for the Group’s products and services. Advertising expenses are expensed as incurred.

Share-based Compensation Expense

Sohu (excluding Fox Video Limited), Sogou, Changyou, and Fox Video Limited (“Sohu Video”) have incentive plans for the granting of share-based awards, including stock options, share options and restricted share units, to members of the boards of directors, management and other key employees.

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

Sohu (excluding Sohu Video), Sogou, and Changyou Share-based Awards

Sohu (excluding Sohu Video) Share-based Awards

In determining the fair value of stock options granted by Sohu (excluding Sohu Video) as share-based awards before 2006, the Black-Scholes valuation model was applied. In determining the fair value of restricted share units granted, the public market price of the underlying shares on the grant dates was applied.

Options for the purchase of 1,068,000 and 13,000 shares of Sohu common stock contractually granted on February 7, 2015 and May 1, 2016, respectively, are subject to vesting in four equal installments over a period of four years, with each installment vesting upon satisfaction of a service period requirement and certain subjective performance targets. Under ASC 718-10-25, no grant date can be established until a mutual understanding is reached between Sohu and the recipients clarifying the subjective performance requirements. In accordance with ASC 718-10-55, as the service inception date preceded the grant date, compensation expense was accrued beginning on the service inception date and will be re-measured on each subsequent reporting date before the grant date is established, based on the then-current fair value of the awards. The estimate of the awards’ fair values will be fixed in the period in which the grant date occurs, and cumulative compensation expense will be adjusted based on the fair value at the grant date. In determining the fair values of the stock options granted, the public market price of the underlying shares at each reporting date was used, and a binomial valuation model was applied.

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

Compensation Expense Recognition

For options and restricted share units granted with respect to Sohu (excluding Sohu Video) shares and Changyou shares, compensation expense is recognized on an accelerated basis over the requisite service period. For share options granted with respect to Sogou shares, compensation expense is recognized on a straight-line basis over the estimated period during which the service period requirement and performance target will be met. For Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search-related businesses, compensation expense is recognized by Sogou on an accelerated basis over the requisite service period, and the fair value of the share-based compensation is re-measured at each reporting date until a measurement date occurs. The number of share-based awards for which the service is not expected to be rendered over the requisite period is estimated, and no compensation expense is recorded for the number of awards so estimated.

Sohu Video Share-based Awards

On January 4, 2012, Sohu Video, the holding entity of Sohu’s video division, adopted a 2011 Share Incentive Plan (the “Video 2011 Share Incentive Plan”) which provides for the issuance of up to 25,000,000 ordinary shares of Sohu Video (representing approximately 10% of the outstanding Sohu Video shares on a fully-diluted basis) to management and key employees of the video division and to Sohu management. As of June 30, 2016, grants of options for the purchase of 16,368,200 ordinary shares of Sohu Video had been contractually made, of which options for the purchase of 4,972,800 ordinary shares were vested.

For purposes of ASC 718-10-25, as of June 30, 2016, no grant date had occurred, because the broader terms and conditions of the option awards had neither been finalized nor mutually agreed upon with the recipients. Therefore the fair value of the awards is not determinable and cannot be accounted for. In accordance with ASC 718-10-55, our management determined that the service inception date with respect to vested option awards for the purchase of 4,972,800 shares had preceded the grant date. Therefore, we began to recognize compensation expense for Sohu Video share-based awards in the second quarter of 2014 and re-measured, and will re-measure, the compensation expense on each subsequent reporting date based on the then-current fair values of the awards until the grant date is established.

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

Applicable Income Tax Rate

The CIT Law applies an income tax rate of 25% to all enterprises but grants preferential tax treatment to High and New Technology Enterprises (“HNTEs”). Under this preferential tax treatment, HNTEs can enjoy an income tax rate of 15% for three years, but need to re-apply after the end of the three-year period. If at any time during the three-year period the relevant tax bureau questions whether an enterprise continues to qualify as an HNTE, the enterprise can be subject to further tax examination and may not be able to continue to enjoy the preferential tax rate. In addition, the CIT Law and its implementing regulations provide that a “Software Enterprise” can enjoy an income tax exemption for two years beginning with its first profitable year and a 50% reduction to a rate of 12.5% for the subsequent three years. An entity that qualifies as a “Key National Software Enterprise” (“KNSE”) can enjoy a further reduced preferential income tax rate of 10% for two years, but needs to re-apply after the end of the two-year period.

Principal Entities Qualified as HNTEs

As of June 30, 2016, the following principal entities were qualified as HNTEs and were entitled to an income tax rate of 15%.

For Sohu’s Business

•	Sohu Internet. Sohu Internet is qualified as an HNTE for 2016 and 2017, and will need to re-apply for HNTE qualification in 2018.

•	Sohu Era, Sohu Media and Guangzhou Qianjun. Sohu Era, Sohu Media and Guangzhou Qianjun are each qualified as HNTEs for 2016, and will need to re-apply for HNTE qualification in 2017.

For Sogou’s Business

•	Sogou Information. Sogou Information is qualified as an HNTE for 2016 and 2017, and will need to re-apply for HNTE qualification in 2018.

•	Sogou Technology. Sogou Technology is qualified as an HNTE for 2016, and will need to re-apply for HNTE qualification in 2017.

For Changyou’s Business

•	AmazGame and Gamease. AmazGame and Gamease are each qualified as HNTEs for 2016, and will need to re-apply for HNTE qualification in 2017.

Principal Entities Qualified as Software Enterprises

For Sohu’s Business

•	Sohu New Momentum. In 2016, Sohu New Momentum is in the first of three years in which it is entitled to a 50% reduction to a rate of 12.5% as a Software Enterprise.

For Sogou’s Business

•	Sogou Technology recently filed documents for qualification as a KNSE for 2015 pursuant to new requirements for obtaining such qualification that were issued on May 4, 2016. As of the date of this report Sogou Technology had not received a response to the filing.

•	Sogou Network recently filed documents for qualification as a Software Enterprise for 2015 pursuant to new requirements for obtaining such qualification that were issued on May 4, 2016. As of the date of this report Sogou Network had not received a response to the filing.

For Changyou’s Business

•	AmazGame. In 2013 and 2014, AmazGame was qualified as a KNSE and enjoyed a preferential income tax rate of 10% and recently filed documents for qualification as a KNSE for 2015 pursuant to new requirements for obtaining such qualification that were issued on May 4, 2016. As of the date of this report AmazGame had not received a response to the filing.

•	Gamespace. In 2016, Gamespace is in the third of three years in which it is entitled to a 50% reduction to a rate of 12.5% as a Software Enterprise.

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

PRC Value-Added Tax

On May 1, 2016, the transition from the imposition of PRC business tax (“Business Tax”) to the imposition of value-added tax (“VAT”) was expanded to all industries in China, and all of the Sohu Group’s revenues have been subject to VAT since that date. To record VAT payable, the Group adopted the net presentation method, which presents the difference between the output VAT (at a rate of 6%) and the available input VAT amount (at the rate applicable to the supplier).

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

In the calculation of Sohu.com Inc.’s diluted net income/ (loss) per share, assuming a dilutive effect, all of Changyou’s existing unvested restricted share units, and vested restricted share units that have not yet been settled, are treated as vested and settled by Changyou under the treasury stock method, causing the percentage of the weighted average number of shares held by Sohu.com Inc. in Changyou to decrease. As a result, Changyou’s net income / (loss) attributable to Sohu.com Inc. on a diluted basis decreased accordingly. Assuming an anti-dilutive effect, all of these Changyou restricted share units are excluded from the calculation of Sohu.com Inc.’s diluted net income /(loss) per share. As a result, Changyou’s net income /(loss) attributable to Sohu.com Inc. on a diluted basis equals the number used for the calculation of Sohu.com Inc.’s basic net income /(loss) per share.

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

Our financial instruments mainly include cash equivalents, short-term investments, accounts receivable, prepaid and other current assets, long-term investments (including available-for-sale equity securities), time deposits, restricted time deposits, accounts payable, accrued liabilities, receipts in advance and deferred revenue, other short-term liabilities and long-term accounts payable.

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

Changyou Loans from Offshore Banks, Secured by Time Deposits

Commencing in 2012, we had, through Changyou, loans from offshore banks secured by RMB deposits in onshore branches of those banks. The loans from the offshore branches of the lending banks are classified as short-term bank loans or long-term bank loans based on their repayment period. The rates of interest under the loan agreements with the lending banks were determined based on the prevailing interest rates in the market. The RMB onshore deposits securing the offshore loans are treated as restricted time deposits on our consolidated balance sheets. In the first quarter of 2016, Changyou had repaid all of the remaining bank loans, and restricted time deposits that secured these loans had been released.

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

In accordance with ASC 350, we do not amortize goodwill, but test it for impairment. We test goodwill for impairment at the reporting unit level on an annual basis as of October 1, and between annual tests when an event occurs or circumstances change that could indicate that the asset might be impaired. Under ASC 350-20-35, we have the option to choose whether we will apply a qualitative assessment first and then a quantitative assessment, if necessary, or to apply a quantitative assessment directly. For reporting units applying a qualitative assessment first, we start the goodwill impairment test by assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is mandatory. Otherwise, no further testing is required. The quantitative impairment test consists of a comparison of the fair value of goodwill with its carrying value. For reporting units directly applying the quantitative assessment, we perform the goodwill impairment test by quantitatively comparing the fair values of those reporting units to their carrying amounts.

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

RESULTS OF OPERATIONS

Revenues

The following table presents our revenues by revenue source and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,						Six Months Ended June 30,
	2015		2016		2016 vs 2015		2015		2016		2016 vs 2015
	Amount	Percentage of the total revenue	Amount	Percentage of the total revenue	Amount	Incremental ratio	Amount	Percentage of the total revenue	Amount	Percentage of the total revenue	Amount	Incremental ratio
Revenues
Online advertising:
Brand advertising	$150,849	31%	$112,887	27%	$(37,962)	(25)%	$284,670	30%	$238,390	29%	$(46,280)	(16)%
Search and search-related	135,206	27%	160,152	38%	24,946	18%	240,332	25%	293,966	35%	53,634	22%

Subtotal of online advertising revenues	286,055	58%	273,039	65%	(13,016)	(5)%	525,002	55%	532,356	64%	7,354	1%

Online game	172,350	35%	99,227	24%	(73,123)	(42)%	357,344	38%	201,756	24%	(155,588)	(44)%
Others	35,161	7%	47,872	11%	12,711	36%	66,552	7%	93,978	12%	27,426	41%

Total revenues	$493,566	100%	$420,138	100%	$(73,428)	(15)%	$948,898	100%	$828,090	100%	$(120,808)	(13)%

Online Advertising Revenues

Online advertising revenues were $273.0 million and $532.4 million, respectively, for the three and six months ended June 30, 2016, compared to $286.1 million and $525.0 million, respectively, for the corresponding periods in 2015. The decrease in online advertising revenues from the three months ended June 30, 2015 to the three months ended June 30, 2016 was $13.0 million, representing a year-on-year decrease rate of 5%, and the increase from the six months ended June 30, 2015 to the six months ended June 30, 2016 was $7.4 million, representing a year-on-year growth rate of 1%.

Brand Advertising Revenues, Generated by Sohu and Changyou

Brand advertising revenues were $112.9 million and $238.4 million, respectively, for the three and six months ended June 30, 2016, compared to $150.8 million and $284.7 million, respectively, for the corresponding periods in 2015. The decrease in brand advertising revenues from the three months ended June 30, 2015 to the three months ended June 30, 2016 was $37.9 million, representing a year-on-year decrease rate of 25%, and the decrease from the six months ended June 30, 2015 to the six months ended June 30, 2016 was $46.3 million, representing a year-on-year decrease rate of 16%. The year-on-year decrease in brand advertising revenues were mainly from Sohu Video.

Sohu

•	Sohu Media Portal

Revenues from Sohu Media Portal were $47.0 million and $92.2 million, respectively, for the three and six months ended June 30, 2016, compared to $52.3 million and $97.4 million, respectively, for the corresponding periods in 2015. The decrease in revenues from Sohu Media Portal from the three months ended June 30, 2015 to the three months ended June 30, 2016 was $5.3 million, representing a year-on-year decrease rate of 10%, and the decrease from the six months ended June 30, 2015 to the six months ended June 30, 2016 was $5.2 million, representing a year-on-year decrease rate of 5%. The number of advertisers for Sohu Media Portal was 1,361 and 1,957, respectively, for the three and six months ended June 30, 2016, compared to 1,664 and 2,516, respectively, for the corresponding periods in 2015. The average amount spent per advertiser was approximately $35,000 and $47,000, respectively, for the three months and six months ended June 30, 2016, compared to $31,000 and $39,000, respectively, for the corresponding periods in 2015.

•	Sohu Video

Revenues from Sohu Video were $31.6 million and $73.0 million, respectively, for the three and six months ended June 30, 2016, compared to $56.8 million and $106.4 million, respectively, for the corresponding periods in 2015. The decrease in revenues from Sohu Video from the three months ended June 30, 2015 to the three months ended June 30, 2016 was $25.2 million, representing a year-on-year decrease rate of 44%, and the decrease from the six months ended June 30, 2015 to the six months ended June 30, 2016 was $33.4 million, representing a year-on-year decrease rate of 31%. Both the number of advertisers and the average amount spent per advertiser for the three and six months ended June 30, 2016 decreased compared to the corresponding periods in 2015, which led to the decreases in revenues from Sohu Video. The number of advertisers for Sohu Video was 207 and 324, respectively, for the three and six months ended June 30, 2016, compared to 275 and 380, respectively, for the corresponding periods in 2015. The average amount spent per advertiser was approximately $153,000 and $225,000, respectively, for the three and six months ended June 30, 2016, compared to $207,000 and $280,000, respectively, for the corresponding periods in 2015.

•	Focus

Revenues from Focus were $22.7 million and $53.8 million, respectively, for the three and six months ended June 30, 2016, compared to $27.0 million and $56.5 million, respectively, for the corresponding periods in 2015. The decrease in revenues from Focus from the three months ended June 30, 2015 to the three months ended June 30, 2016 was $4.3 million, representing a year-on-year decrease rate of 16%, and the decrease from the six months ended June 30, 2015 to the six months ended June 30, 2016 was $2.7 million, representing a year-on-year decrease rate of 5%.

Revenues from Focus were generated through the Fixed Price model and the E-commerce model.

For the Fixed Price model, revenues were $9.3 million and $25.3 million, respectively, for the three and six months ended June 30, 2016, compared to $13.1 million and $28.9 million, respectively, for the corresponding periods in 2015, representing a decrease of 3.8 million and $3.6 million, respectively, from the three months ended June 30, 2015 to the three months ended June 30, 2016 and from the six months ended June 30, 2015 to the six months ended June 30, 2016.

For the E-commerce model, revenues were $13.4 million and $28.5 million, respectively, for the three and six months ended June 30, 2016, generally stable compared to $13.9 million and $27.6 million, respectively, for the corresponding periods in 2015.

Changyou

17173.com Website

Revenues from the 17173.com Website were $11.6 million and $19.4 million, respectively, for the three and six months ended June 30, 2016, compared to $14.7 million and $24.4 million, respectively, for the corresponding periods in 2015. The decrease in revenues from 17173.com Website for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was $3.1 million, representing a year-on-year decrease of 21%, and the decrease for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was $5.0 million, representing a year-on-year decrease of 20%. The decreases were primarily a result of shrinkage in the PC game market in China, as a substantial portion of revenues from the 17173.com Website are from PC game advertisers. The number of advertisers on the 17173.com Website was 94 and 123, respectively, for the three and six months ended June 30, 2016, compared to 100 and 128, respectively, for the corresponding periods in 2015. The average amount spent per advertiser was approximately $123,000 and $158,000, respectively, for the three months and six months ended June 30, 2016, compared to $147,000 and $191,000, respectively, for the corresponding periods in 2015.

Search and Search-related Revenues, Generated by Sogou

Revenues from search and search-related services were $160.2 million and $294.0 million, respectively, for the three and six months ended June 30, 2016, compared to $135.2 million and $240.3 million, respectively, for the corresponding periods in 2015. The increase in revenues from search and search-related services from the three months ended June 30, 2015 to the three months ended June 30, 2016 was $25.0 million, representing a year-on-year growth rate of 18%, and the increase from the six months ended June 30, 2015 to the six months ended June 30, 2016 was $53.6 million, representing a year-on-year growth rate of 22%.

The increase in revenues from search and search-related services was mainly attributable to an increase in revenues from pay-for-click services.

Revenues from pay-for-click services accounted for approximately 83% and 82%, respectively, of the total search and search-related revenues for the three and six months ended June 30, 2016, which were similar to the percentages for the corresponding periods in 2015. The growth in revenues from pay-for-click services was principally attributable to an increase in the number of paid clicks. Paid clicks increased by approximately 27% and 35%, respectively, driven by growth in mobile search traffic, for the three and six months ended June 30, 2016, compared to the corresponding periods in 2015.

Online Game Revenues Generated by Changyou

Revenues from the online game business were $99.2 million and $201.8 million, respectively, for the three and six months ended June 30, 2016, compared to $172.4 million and $357.3 million, respectively, for the corresponding periods in 2015. The decrease was mainly due to the natural decline in revenues of TLBB and TLBB 3D, which are older games, and a decrease in Web game revenue upon the completion of the sale of the 7Road business during the third quarter of 2015.

PC games and Mobile Games

Revenues from PC games were $65.6 million and $133.9 million, respectively, for the three and six months ended June 30, 2016, compared to $96.4 million and $198.1 million, respectively, for the corresponding periods in 2015. The decrease in revenues from PC games from the three months ended June 30, 2015 to the three months ended June 30, 2016 was $30.8 million, representing a year-on-year decrease rate of 32%, and the decrease from the six months ended June 30, 2015 to the six months ended June 30, 2016 was $64.2 million, representing a year-on-year decrease rate of 32%. The year-on-year decrease in revenues from PC games was mainly due to the natural decline in revenues TLBB, which is an older game and is the principal PC game operated by Changyou. For the three and six months ended June 30, 2016, the PC game TLBB generated $51.5 million and $106.9 million, respectively, in revenues, accounting for approximately 52% and 53%, respectively, of Changyou’s online game revenues, approximately 40% and 41%, respectively, of Changyou’s total revenues and approximately 12% and 13%, respectively, of the Sohu Group’s total revenues.

Revenues from mobile games were $32.5 million and $65.2 million, respectively, for the three and six months ended June 30, 2016, compared to $58.8 million and $124.5 million, respectively, for the corresponding periods in 2015. The decrease in revenues from mobile games from the three months ended June 30, 2015 to the three months ended June 30, 2016 was $26.3 million, representing a year-on-year decrease rate of 45%, and the decrease from the six months ended June 30, 2015 to the six months ended June 30, 2016 was $59.3 million, representing a year-on-year decrease rate of 48%. The decrease was mainly due to revenues from Changyou’s mobile game TLBB 3D, which was launched in the fourth quarter of 2014.

The following table sets forth certain operating data for Changyou’s PC games and mobile games for the periods indicated:

Average Monthly Active Accounts (1)	Three Months Ended March 31		Three Months Ended June 30
(in millions)	PC games	Mobile games	PC games	Mobile games
2015	4.9	4.4	4.4	5.7
2016	3.0	3.2	2.9	2.4

Quarterly Aggregate Active Paying Accounts (2)	Three Months Ended March 31		Three Months Ended June 30
(in millions)	PC games	Mobile games	PC games	Mobile games
2015	1.1	0.9	1.1	1.4
2016	1.1	0.8	1.0	0.6

(1)	Average Monthly Active Accounts for a given period refers to the number of registered accounts that were logged in to these games at least once during the period.
(2)	Quarterly Aggregate Active Paying Accounts for a given quarter refers to the number of accounts from which game points were used at least once during the quarter.

Web Games

Revenues from Web games were $1.1 million and $2.7 million, respectively, for the three and six months ended June 30, 2016, compared to $17.2 million and $34.7 million, respectively, for the corresponding periods in 2015. The decrease in Web games revenues was mainly due to a decrease in Web game revenues following the completion of the sale of the 7Road business during the third quarter of 2015.

Other revenues

Revenues from other services were $47.9 million and $94.0 million, respectively, for the three and six months ended June 30, 2016, compared to $35.2 million and $66.6 million, respectively, for the corresponding periods in 2015. The increase was mainly due to a true-up of revenue based on the actual box office income from the film “Jian Bing Man,” which was produced by us and released in the third quarter of 2015, and increased revenue from the cinema advertisement business and interactive broadcasting services.

Costs and Expenses

Cost of Revenues

The following table presents our cost of revenues by source and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,						Six Months Ended June 30,
	2015		2016		2016 vs 2015		2015		2016		2016 vs 2015
	Amount	Percentage of the total cost	Amount	Percentage of the total cost	Amount	Incremental ratio	Amount	Percentage of the total cost	Amount	Percentage of the total cost	Amount	Incremental ratio
Cost of revenues:
Online advertising:
Brand advertising	$99,847	45%	$93,654	44%	$(6,193)	(6)%	$204,399	46%	$179,290	44%	$(25,109)	(12)%
Search and search-related	58,552	26%	71,998	34%	13,446	23%	108,471	24%	134,090	33%	25,619	24%

Subtotal of cost of online advertising revenues	158,399	71%	165,652	78%	7,253	5%	312,870	70%	313,380	77%	510	0%

Online game	43,929	20%	25,380	12%	(18,549)	(42)%	93,414	21%	51,513	13%	(41,901)	(45)%
Others	18,872	9%	21,226	10%	2,354	12%	37,070	9%	40,212	10%	3,142	8%

Total cost of revenues	$221,200	100%	$212,258	100%	$(8,942)	(4)%	$443,354	100%	$405,105	100%	$(38,249)	(9)%

Cost of Online Advertising Revenues

Cost of online advertising revenues was $165.7 million and $313.4 million, respectively, for the three and six months ended June 30, 2016, compared to $158.4 million and $312.9 million, respectively, for the corresponding periods in 2015. The increase in cost of online advertising revenues from the three months ended June 30, 2015 to the three months ended June 30, 2016 was $7.3 million, representing a year-on-year growth rate of 5%, while the cost of online advertising revenues for the six months ended June 30, 2016 was generally stable compared to the corresponding period of 2015.

Cost of Brand Advertising Revenues

Cost of brand advertising revenues mainly consists of content and license costs, bandwidth leasing costs, salary and benefits expenses, and depreciation expenses.

Cost of brand advertising revenues was $93.7 million and $179.3 million, respectively, for the three and six months ended June 30, 2016, compared to $99.8 million and $204.4 million, respectively, for the corresponding periods in 2015.

The decrease in cost of brand advertising revenues from the three months ended June 30, 2015 to the three months ended June 30, 2016 was $6.2 million, representing a year-on-year decrease rate of 6%. The decrease mainly consisted of a $3.7 million decrease in bandwidth leasing costs and a $2.3 million decrease in salary and benefits expense.

The decrease in cost of brand advertising revenues from the six months ended June 30, 2015 to the six months ended June 30, 2016 was $25.1 million, representing a year-on-year growth rate of 12%. The decrease mainly consisted of an $11.2 million decrease in content and license costs, an $8.4 million decrease in bandwidth leasing costs, and a $3.2 million decrease in salary and benefits expense.

Our brand advertising gross margin was 17% and 25%, respectively, for the three and six months ended June 30, 2016, as compared to 34% and 28%, respectively, for the corresponding periods in 2015. The decrease in our brand advertising gross margin was mainly due to decreased revenues.

Cost of Search and Search-related Revenues

Cost of search and search-related revenues mainly consists of traffic acquisition costs, bandwidth leasing costs, depreciation expenses, as well as salary and benefits expenses.

Cost of search and search-related revenues was $72.0 million and $134.1 million, respectively, for the three and six months ended June 30, 2016, compared to $58.6 million and $108.5 million, respectively, for the corresponding periods in 2015.

The increase in cost of search and search-related revenues from the three months ended June 30, 2015 to the three months ended June 30, 2016 was $13.4 million. The increase mainly consisted of an $11.7 million increase in traffic acquisition costs and a $1.8 million increase in bandwidth leasing costs.

The increase in cost of search and search-related revenues from the six months ended June 30, 2015 to the six months ended June 30, 2016 was $25.6 million. The increase mainly consisted of a $23.4 million increase in traffic acquisition costs and a $2.6 million increase in bandwidth leasing costs.

Our search and search-related margin was 55% and 54%, respectively, for the three and six months ended June 30, 2016, as compared to 57% and 55% for the corresponding periods in 2015. The decrease in our search and search-related gross margin was mainly due to higher traffic acquisition costs as a percentage of search and search-related revenues.

Cost of Online Game Revenues

Cost of online game revenues mainly consists of revenue-sharing payments, salary and benefits expense, bandwidth leasing costs, content and license costs, amortization and depreciation expenses, and other direct costs.

Cost of online game revenues was $25.4 million and $51.5 million, respectively, for the three and six months ended June 30, 2016, compared to $43.9 million and $93.4 million, respectively, for the corresponding periods in 2015.

The decrease in cost of online game revenues from the three months ended June 30, 2015 to the three months ended June 30, 2016 was $18.5 million. The decrease included an $11.4 million decrease in revenue-sharing payments to mobile APP stores, a $2.6 million decrease in salary and benefits expenses, and a $1.3 million decrease in bandwidth leasing costs.

The decrease in cost of online game revenues from the six months ended June 30, 2015 to the six months ended June 30, 2016 was $41.9 million. The decrease included a $27.5 million decrease in revenue-sharing payments to mobile APP stores, a $3.9 million decrease in salary and benefits expenses, a $3.2 million decrease in depreciation and amortization expenses, a $2.2 million decrease in impairment provision for operating rights for licensed games with technological feasibility, and a $1.9 million decrease in bandwidth leasing costs.

Our online game gross margin was 74% for both the three and the six months ended June 30, 2016, generally stable compared to 75% and 74%, respectively, for the three and six months ended June 30, 2015.

Cost of Other revenues

Cost of revenues for other services mainly consists of payments to theaters and film production companies for pre-film screening advertising slots, revenue-sharing payments related to the IVAS business and interactive broadcasting business.

Cost of other revenues was $21.2 million and $40.2 million, respectively, for the three and six months ended June 30, 2016, compared to $18.9 million and $37.1 million, respectively, for the corresponding periods in 2015.

Operating Expenses

The following table presents our operating expenses by nature and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,						Six Months Ended June 30,
	2015		2016		2016 vs 2015		2015		2016		2016 vs 2015
	Amount	Percentage of the total expense	Amount	Percentage of the total expense	Amount	Incremental ratio	Amount	Percentage of the total expense	Amount	Percentage of the total expense	Amount	Incremental ratio
Operating expenses:
Product development	$100,771	40%	$88,959	38%	$(11,812)	(12)%	$202,962	42%	$171,638	39%	$(31,324)	(15)%
Sales and marketing	103,977	41%	117,966	50%	13,989	13%	187,105	39%	208,013	48%	20,908	11%
General and administrative	49,720	19%	29,650	12%	(20,070)	(40%)	94,884	19%	57,257	13%	(37,627)	(40)%
Total operating expenses	$254,468	100%	$236,575	100%	$(17,893)	(7)%	$484,951	100%	$436,908	100%	$(48,043)	(10)%

Product Development Expenses

Product development expenses mainly consist of salary and benefits expenses, depreciation and amortization expenses, content and license expenses, facilities expenses, and technical service fees.

Product development expenses were $89.0 million and $171.6 million, respectively, for the three and six months ended June 30, 2016, compared to $100.8 million and $203.0 million, respectively, for the corresponding periods in 2015.

The decrease in product development expenses from the three months ended June 30, 2015 to the three months ended June 30, 2016 was $11.8 million. The decrease mainly consisted of a $7.1 million decrease in salary and benefits expense, a $4.5 million decrease in share-based compensation expense, and a $1.2 million decrease in depreciation and amortization expense, offset by a $1.3 million increase in technical service fees.

The decrease in product development expenses from the six months ended June 30, 2015 to the six months ended June 30, 2016 was $31.3 million. The decrease mainly consisted of a $16.8 million decrease in salary and benefits expense, a $9.3 million decrease in share-based compensation expense, a $3.1 million decrease in impairment provision for operating rights for licensed games with technological feasibility, and a $2.4 million decrease in depreciation and amortization expense.

Sales and Marketing Expenses

Sales and marketing expenses mainly consist of advertising and promotional expenditures, salary and benefits expenses, travel expenses, and facility expenses.

Sales and marketing expenses were $118.0 million and $208.0 million, respectively, for the three and six months ended June 30, 2016, compared to $104.0 million and $187.1 million, respectively, for the corresponding periods in 2015.

The increase in sales and marketing expenses from the three months ended June 30, 2015 to the three months ended June 30, 2016 was $14.0 million. The increase mainly consisted of a $23.5 million increase in advertising and promotional expenditures, offset by a $7.6 million decrease in salary and benefits expenses, a $0.7 million decrease in share-based compensation expense, and a $0.5 million decrease in depreciation and amortization expense.

The increase in sales and marketing expenses from the six months ended June 30, 2015 to the six months ended June 30, 2016 was $20.9 million. The increase mainly consisted of a $39.0 million increase in advertising and promotional expenditures, offset by a $13.7 million decrease in salary and benefits expenses, a $1.4 million decrease in travel and entertainment expense, a $0.9 million decrease in share-based compensation expense, and a $0.6 million decrease in depreciation and amortization expense.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses, professional service fees, travel expenses, facility and office expenses, depreciation and amortization expenses, and share-based compensation expense.

General and administrative expenses were $29.7 million and $57.3 million, respectively, for the three and six months ended June 30, 2016, compared to $49.7 million and $94.9 million, respectively, for the corresponding periods in 2015.

The decrease in general and administrative expenses from the three months ended June 30, 2015 to the three months ended June 30, 2016 was $20.0 million. The decrease mainly consisted of a $10.1 million decrease in share-based compensation expense, a $4.6 million decrease in professional service fees, a $2.7 million decrease in salary and benefits expenses, a $1.8 million decrease in depreciation and amortization expenses, and a $1.2 million decrease in facilities expenses.

The decrease in general and administrative expenses from the six months ended June 30, 2015 to the six months ended June 30, 2016 was $37.6 million. The decrease mainly consisted of a $16.7 million decrease in share-based compensation expense, a $7.4 million decrease in professional service fees, a $6.2 million decrease in salary and benefits expenses, a $3.0 million decrease in facilities expenses, and a $2.5 million decrease in depreciation and amortization expenses.

Share-based Compensation Expense

Share-based compensation expense was recognized in costs and expenses for the three and six months ended June 30, 2015 and 2016, respectively, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Share-based compensation expense	2015	2016	2015	2016
Cost of revenues (1)	$606	$(56)	$858	$(1)
Product development expenses	6,235	1,699	11,011	1,696
Sales and marketing expenses	862	161	1,107	175
General and administrative expenses	10,837	740	17,791	1,107

	$18,540	$2,544	$30,767	$2,977

Share-based compensation expense recognized for share awards of Sohu (excluding Sohu Video), Sogou, Changyou and Sohu Video was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Share-based compensation expense	2015	2016	2015	2016
For Sohu (excluding Sohu Video) share-based awards (1)	$8,360	$(618)	$12,737	$(890)
For Sogou share-based awards (2)	2,144	595	6,936	2,325
For Changyou share-based awards	7,091	3,412	10,994	2,138
For Sohu Video share-based awards (1)	945	(845)	100	(596)

	$18,540	$2,544	$30,767	$2,977

Note (1): The negative amount represented re-measured compensation expense based on the then-current fair value of the awards on June 30, 2016.

Note (2): Compensation expense for Sogou share-based awards includes compensation expense for Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search-related businesses.

As of June 30, 2016, unrecognized share-based compensation expense for Sohu (excluding Sohu Video), Sogou and Changyou share-based awards was as follows (in thousands):

Unrecognized share-based compensation expense	As of June 30, 2016
For Sohu (excluding Sohu Video) share-based awards	$1,051
For Sogou share-based awards (3)	660
For Changyou share-based awards	126

$1,837

Note (3): Includes the unrecognized compensation expense for employees who transferred from Tencent with Soso search-related businesses.

Operating (Loss)/Profit

For the three and six months ended June 30, 2016, we had an operating loss of $28.7 million and $13.9 million, respectively, compared to an operating profit of $17.9 million and $20.6 million, respectively, for the corresponding periods in 2015.

Other (Expense)/Income

We had other expense of $24.6 million and $20.6 million, respectively, for the three and six months ended June 30, 2016, compared to other expense of $0.4 million and other income of $2.7 million, respectively, for the corresponding periods in 2015. The increase in other expense was mainly due to a $27.8 million one-time expense recognized in the second quarter of 2016 related to a donation by Sogou to Tsinghua University related to setting up a joint research institute focusing on artificial intelligence technology.

Net Interest Income

Net interest income was $5.0 million and $10.2 million, respectively, for the three and six months ended June 30, 2016, compared to $6.2 million and $12.3 million, respectively, for the corresponding periods in 2015.

Income Tax Expense

Income tax expense was $2.4 million and $14.3 million, respectively, for the three and six months ended June 30, 2016, compared to $11.5 million and $27.8 million, respectively, for the corresponding periods in 2015.

The decrease in income tax expense was mainly due to Sohu and Changyou. Sohu recorded a negative income tax expense of $3.5 million and a negative income tax expense $0.9 million, respectively, for the three and six months ended June 30, 2016, which was mainly caused by a reversal of a deferred tax liability of approximately $5.0 million accrued in the fourth quarter of 2015 for gain on disposal of a long-term investment, compared to income tax expense of $1.9 million and $4.6 million, respectively, for the corresponding periods of 2015. Changyou incurred income tax expense of $5.0 million and $12.7 million, respectively, for the three and six months ended June 30, 2016, compared to income tax expense of $7.5 million and $20.0 million, respectively, for the corresponding periods of 2015.

Net (Loss)/Income

For the three and six months ended June 30, 2016, we had a net loss of $46.8 million and $35.8 million, respectively, compared to net income of $11.5 million and $6.9 million, respectively, for the corresponding periods in 2015.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest was $16.2 million and $47.5 million, respectively, for the three and six months ended June 30, 2016, compared to $38.7 million and $65.2 million, respectively, for the corresponding periods in 2015.

Net Loss Attributable to Sohu.com Inc.

As a result of the foregoing, we had a net loss attributable to Sohu.com Inc. of $63.0 million and $83.3 million, respectively, for the three and six months ended June 30, 2016, compared to a net loss attributable to Sohu.com Inc. of $27.2 million and $58.3 million, respectively, for the corresponding periods in 2015.

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

As of June 30, 2016, we had cash and cash equivalents of approximately $1.15 billion, short-term investments of $118.8 million, and time deposits of $135.4 million. Of our cash and cash equivalents, $599.4 million was held in financial institutions inside Mainland China and $548.7 million was held in financial institutions outside of Mainland China. Our VIEs held $158.3 million of our cash and cash equivalents and $989.8 million was held outside of our VIEs.

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

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2016 (in thousands):

As of June 30, 2016
Purchase of content and services – video	$156,448
Purchase of cinema advertisement slot rights	102,740
Purchase of bandwidth	72,502
Operating lease obligations	29,693
Purchase of content and services – others	15,926
Expenditures for operating rights for licensed games with technological feasibility - PC games	15,750
Purchase of fixed assets	12,380
Expenditures for operating rights for licensed games with technological feasibility - mobile games	3,719
Expenditures for titles of games in development	1,041
Fees for operating rights for licensed games in development – mobile games	409
Others	6,431

Total	$417,039

Cash Generating Ability

Our cash flows are summarized below (in thousands):

	Six Months Ended June 30,
	2015	2016
Net cash provided by operating activities	$200,341	$151,647
Net cash provided by /(used in) investing activities	(79,112)	94,219
Net cash provided by /(used in) financing activities	14,167	(327,168)
Effect of exchange rate change on cash and cash equivalents	5,114	(15,833)
Reclassification of cash and cash equivalents to held-for-sale assets	(14,871)	0

Net increase /(decrease) in cash and cash equivalents	125,639	(97,135)
Cash and cash equivalents at beginning of period	876,340	1,245,205

Cash and cash equivalents at end of period	$1,001,979	$1,148,070

Net Cash Provided by Operating Activities

For the six months ended June 30, 2016, $151.6 million net cash provided by operating activities was primarily attributable to our net loss of $35.8 million, adjusted by (i) the add back of non-cash items consisting of $97.2 million in depreciation and amortization, $5.2 million in impairment of intangible assets, $3.1 million in provision for allowance for doubtful accounts, and $3.0 million share-based compensation expense, (ii) offset by $4.9 million in change in fair value of short-term investments and time deposits. The increase in cash from $83.7 million working capital items is also included in operating cash flow.

For the six months ended June 30, 2015, $200.3 million net cash provided by operating activities was primarily attributable to our net income of $6.9 million, adjusted by (i) the add back of non-cash items consisting of $138.2 million depreciation and amortization, $30.8 million share-based compensation expense, $7.1 million impairment of intangible assets, and $4.7 million other non-cash items, (ii) offset by a non-cash item of $0.8 million fair value change of short-term investments. The increase in cash from $13.5 million working capital items is also included in operating cash flow.

Net Cash Provided by /(Used in) Investing Activities

For the six months ended June 30, 2016, $94.2 million net cash provided by investing activities was primarily attributable to (i) $225.5 million withdrawal of restricted time deposits originally used as collateral for Changyou loans from offshore banks, $24.1 million proceeds from investments in financial products, $3.6 million from loan repayment by a third party to Changyou, and $1.0 million cash received from other investing activities, (ii) offset by $129.1 million used in purchase of fixed assets and intangible assets, $18.1 million used in a matching loan from Changyou to SoEasy, and $12.7 million used in purchase of long-term investments.

For the six months ended June 30, 2015, $79.1 million net cash used in investing activities was primarily attributable to (i) $128.7 million used in purchase of fixed assets and intangible assets, $16.7 million used in purchase of long-term investments, $13.1 million used in loans made by Changyou and $5.8 million used in short-term investments, (ii) offset by $50.6 million of consideration received from the disposition of 7Road, $31.4 million withdrawal of restricted time deposits originally used as collateral for Changyou loans from offshore banks, and $3.2 million proceeds from other investing activities.

Net Cash Provided by /(Used in) Financing Activities

For the six months ended June 30, 2016, $327.2 million net cash used in financing activities was primarily attributable to (i) $344.5 million used in repayments of Changyou loans from offshore banks, (ii) offset by $17.0 million Changyou received from the matching loan with SoEasy.

For the six months ended June 30, 2015, $14.2 million net cash provided by financing activities was primarily attributable to (i) $12.9 million received from loans to Changyou, $2.0 million received from the exercise of share-based awards and $0.6 million received from other financing activities, (ii) offset by $1.3 million used for Changyou’s repurchase of its ADSs.

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

PRC Restrictions Related to Our VIE Structure

Substantially all of Changyou.com Limited’s operations are conducted through its VIEs, which generate most of Changyou’s online game revenues. Although Changyou’s subsidiaries received or absorbed a majority of the VIEs’ profits or losses pursuant to contractual agreements between the VIEs and Changyou’s PRC subsidiaries providing for payments to the subsidiaries in return for services provided to the VIEs by the PRC subsidiaries, significant cash balances remained in Changyou’s VIEs as of June 30, 2016. As Changyou’s VIEs are not owned by Changyou’s PRC subsidiaries, the VIEs are not able to make dividend payments to the subsidiaries. Therefore, in order for Sohu.com Inc. or our subsidiaries outside of Mainland China to receive any dividends, loans or advances from Changyou’s PRC subsidiaries, we will need to rely on these contractual payments made by Changyou’s VIEs to Changyou’s PRC subsidiaries. Depending on the nature of services provided by Changyou’s PRC subsidiaries to their corresponding VIEs, certain of these payments will subject to PRC taxes, such as VAT, which will effectively reduce the amount that the PRC subsidiary receives from its corresponding VIE. In addition, the PRC government could impose restrictions on such payments or change the tax rates applicable to such payments.

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

Dividend Policy

The Sohu Group intends to retain all available funds and any future earnings for use in the operation and expansion of its own business, and does not anticipate paying any cash dividends on Sohu.com Inc.’s common stock or causing its wholly-owned subsidiary Sohu.com Limited to pay any dividends to Sohu.com Inc. for the foreseeable future. Future cash dividends distributed by Sohu.com Inc. or Sohu.com Limited, if any, will be declared at the discretion of Sohu.com Inc.’s Board of Directors and will depend upon future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as the Board of Directors may deem relevant.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Revenue from Contracts with Customers. In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).’’ This guidance supersedes current guidance on revenue recognition in Topic 605, “Revenue Recognition.’’ In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. In August 2015, the FASB issued ASU No.2015-14 to defer the effective date of ASU No. 2014-09 for all entities by one year. For public business entities that follow U.S. GAAP, the deferral results in the new revenue standard are being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. We are currently evaluating the impact of adopting this standard on our consolidated financial statements.

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

Compensation – Stock Compensation. On March 30, 2016, the FASB issued ASU 2016-09 (“ASU 2016-09”), Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; (c) classification on the statement of cash flows; and (d) accounting for forfeitures of share based payments. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are evaluating the impact the adoption of ASU 2016-09 will have on our consolidated financial statements.

Financial Instruments-Credit Losses. In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating the impact that the standard will have on our consolidated financial statements and related disclosures.

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

The following table sets forth a summary of our foreign currency sensitive financial instruments as of June 30, 2016. These financial instruments are recorded at their fair value.

	Denominated in (in thousands)
	US$	RMB	HK$	Others	Total
Cash and cash equivalents	$547,164	$598,066	$1,584	$1,256	$1,148,070
Short-term investments	0	118,820	0	0	118,820
Accounts receivable	6,357	208,226	994	0	215,577
Prepaid and other current assets	6,281	244,107	0	343	250,731
Time deposits	0	135,393	0	0	135,393
Restricted time deposits	9,240	30	0	0	9,270
Current liabilities	34,135	898,011	13,264	303	945,713
Long-term accounts payable	0	17,749	0	0	17,749

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

INFLATION RATE RISK

According to the National Bureau of Statistics of China, the consumer price index grew 2.1% in the first half of 2016, compared to an increase of 1.3% in the first half of 2015. The rate of inflation in the first quarter of 2016 was higher when compared to the corresponding period in 2015, which could have a material adverse effect on our business.

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

There have been no material legal proceedings commenced by us or against us or, to our knowledge, threatened against us during the period covered by this report. From time to time we become subject to legal proceedings and claims in the ordinary course of our business. Such legal proceedings or claims, even if not meritorious, could result in the expenditure of significant financial and management resources.

ITEM 1A.	RISK FACTORS

Recently issued PRC regulations relating to sponsored search have adversely affected our search and search-related revenues and may continue to have an adverse effect on such revenues.

On April 13, 2016, the PRC State Administration of Industry and Commerce (the “SAIC”) and sixteen other PRC government agencies jointly issued a Notice of Campaign to Crack Down on Illegal Internet Finance Advertisements and Other Financial Activities in the Name of Investment Management (the “Campaign Notice”), announcing that a campaign will be conducted between April 2016 and January 2017 targeting, among other things, online advertisements for internet finance and other financial activities posted on internet search portals such as Sogou’s. Sogou management has been monitoring any adverse impact that the campaign may have on our search and search-related business. On June 25, 2016, the PRC State Council Information Office (the “SCIO”) issued the Interim Measures for the Administration of Online Search (the “SCIO Interim Measures”), which will become effective on August 1, 2016 and will require that providers of online search services verify the credentials of pay-for-click advertisers, specify a maximum percentage that pay-for-click search results may represent of results on a search page, and require that providers of search services conspicuously identify pay-for-click search results as such. Also, on July 4, 2016, the SAIC issued the Interim Measures for the Administration of Online Advertising (the “SAIC Interim Measures”), which will become effective on September 1, 2016 and will treat pay-for-click search results as advertisements subject to PRC advertisement laws and require that pay-for-click search results be conspicuously identified on search result pages as advertisements and cause revenues from such advertisements to be subject to the 3% PRC tax on advertising revenues. In order to comply with these regulations, we have established more stringent standards for selecting advertisers for our pay-for-click services and have turned down certain existing advertisers, and have lowered the percentage that pay-for-click search results represent of results on our search pages, which have had an adverse impact on our search and search-related revenues for the three months ended June 30, 2016 and, along with the tax on advertising, are likely to continue to have such an impact. Further, as the SCIO Interim Measures were recently issued and the SAIC Interim Measures will not become effective until September 1, 2016, there remains uncertainty with respect to their interpretation and implementation and as to whether additional implementation rules may be issued, so we are unable to predict whether there may be an additional adverse impact on our search and search-related revenues and business from these measures or any such implementation rules.

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

During the six months ended June 30, 2016, Sohu.com Inc. did not use any proceeds from the offering. The remaining net proceeds from the offering have been invested in cash and cash equivalents. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Please see the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2016

SOHU.COM INC.

By:	/s/ Joanna Lv Joanna Lv
Acting Chief Financial Officer

Sohu.com Inc.

Quarterly Report on Form 10-Q for Quarter Ended June 30, 2016

EXHIBITS INDEX

10.1 (1)	Letter Agreement dated June 27, 2016 between Changyou.com Limited and Carol Yu

10.2 (2)	Letter Agreement dated June 8, 2016 between Sohu.com Inc. and Carol Yu

10.3 (2)	Amendment, dated July 30, 2016, of Letter Agreement between Sohu.com Inc. and Carol Yu

31.1	Rule 13a-14(a)/15d-14(a) Certification of Charles Zhang

31.2	Rule 13a-14(a)/15d-14(a) Certification of Joanna Lv

32.1	Section 1350 Certification of Charles Zhang

32.2	Section 1350 Certification of Joanna Lv

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015; (ii) Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2016 and 2015; (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015; (iv) Condensed Consolidated Statements of Changes in Equity for the Six Months Ended June 30, 2016 and 2015; and (v) Notes to Condensed Consolidated Financial Statements, tagged using four different levels of detail.

(1)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on June 27, 2016.
(2)	Filed herewith.