Form 10-Q
period 2016-09-30
SOHU COM INC
filed 2016-11-04
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at September 30, 2016
Common stock, $.001 par value	38,732,891

SOHU.COM INC.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SOHU.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except par value)

	As of
	December 31, 2015	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,245,205	$1,092,085
Restricted time deposits	227,285	0
Short-term investments	174,515	264,109
Accounts receivable, net	273,617	204,748
Assets held for sale	0	101,786
Prepaid and other current assets (including $15,820 and $29,852, respectively, due from a related party as of December 31, 2015 and September 30, 2016)	158,890	274,701

Total current assets	2,079,512	1,937,429

Long-term investments, net	62,093	68,861
Restricted time deposits	136,694	9,270
Fixed assets, net	508,692	525,899
Intangible assets, net	55,415	33,593
Goodwill	154,219	69,688
Prepaid non-current assets	6,254	5,167
Other assets	39,315	25,546

Total assets	$3,042,194	$2,675,453

LIABILITIES
Current liabilities:
Accounts payable (including accounts payable of consolidated variable interest entities (“VIEs”) without recourse to the Company of $23,757 and $11,505, respectively, as of December 31, 2015 and September 30, 2016)	$129,025	$163,843
Accrued liabilities (including accrued liabilities of consolidated VIEs without recourse to the Company of $79,012 and $84,379, respectively, as of December 31, 2015 and September 30, 2016)	309,657	335,046
Receipts in advance and deferred revenue (including receipts in advance and deferred revenue of consolidated VIEs without recourse to the Company of $55,319 and $48,764, respectively, as of December 31, 2015 and September 30, 2016)	135,385	128,943
Accrued salary and benefits (including accrued salary and benefits of consolidated VIEs without recourse to the Company of $11,357 and $10,377, respectively, as of December 31, 2015 and September 30, 2016)	99,631	84,783
Taxes payable (including taxes payable of consolidated VIEs without recourse to the Company of $21,424 and $9,435, respectively, as of December 31, 2015 and September 30, 2016)	67,480	38,764
Deferred tax liabilities (including deferred tax liabilities of consolidated VIEs without recourse to the Company of $1,490 and $1,375, respectively, as of December 31, 2015 and September 30, 2016)	24,884	26,247
Short-term bank loans (including short-term bank loans of consolidated VIEs without recourse to the Company of nil as of both December 31, 2015 and September 30, 2016)	344,500	0
Liabilities held for sale (including liabilities held for sale of consolidated VIEs without recourse to the Company of nil and $2,452, respectively, as of December 31, 2015 and September 30, 2016)	0	3,236
Other short-term liabilities (including other short-term liabilities of consolidated VIEs without recourse to the Company of $106,976 and $136,159, respectively, as of December 31, 2015 and September 30, 2016, and due to a related party of $13,005 and $29,608, respectively, as of December 31, 2015 and September 30, 2016)	154,017	198,171
Total current liabilities	1,264,579	979,033

Long-term accounts payable (including long-term accounts payable of consolidated VIEs without recourse to the Company of $2,858 and nil as of December 31, 2015 and September 30, 2016)	4,600	17,272
Long-term taxes payable (including long-term taxes payable of consolidated VIEs without recourse to the Company of nil and $13,986 as of December 31, 2015 and September 30, 2016)	24,732	33,199
Deferred tax liabilities (including deferred tax liabilities of consolidated VIEs without recourse to the Company of nil as of both December 31, 2015 and September 30, 2016)	17,531	14,037

Total long-term liabilities	46,863	64,508

Total liabilities	1,311,442	1,043,541

Commitments and contingencies
SHAREHOLDERS’ EQUITY
Sohu.com Inc. shareholders’ equity:
Common stock: $0.001 par value per share (75,400 shares authorized; 38,653 shares and 38,733 shares, respectively, issued and outstanding as of December 31, 2015 and September 30, 2016)	$45	$45
Additional paid-in capital	798,357	823,921
Treasury stock (5,889 shares as of both December 31, 2015 and September 30, 2016)	(143,858)	(143,858)
Accumulated other comprehensive income	50,151	25,962
Retained earnings	536,327	378,203

Total Sohu.com Inc. shareholders’ equity	1,241,022	1,084,273
Noncontrolling interest	489,730	547,639

Total shareholders’ equity	1,730,752	1,631,912

Total liabilities and shareholders’ equity	$3,042,194	$2,675,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
Revenues:
Online advertising:
Brand advertising (including revenues generated from a related party of nil for the three months ended both September 30, 2015 and 2016, and of nil and $862, respectively, for the nine months ended September 30, 2015 and 2016)	$151,517	$110,871	$436,187	$349,261
Search and search-related	147,938	150,667	388,270	444,633

Subtotal of online advertising revenues	299,455	261,538	824,457	793,894

Online games	152,501	98,553	509,845	300,309
Others	70,134	50,491	136,686	144,469

Total revenues	522,090	410,582	1,470,988	1,238,672
Cost of revenues:
Online advertising:
Brand advertising	91,163	102,137	295,562	281,427
Search and search-related	62,365	76,457	170,836	210,547

Subtotal of cost of online advertising revenues	153,528	178,594	466,398	491,974

Online games	34,635	23,719	128,049	75,232
Others	25,996	20,571	63,066	60,783

Total cost of revenues	214,159	222,884	657,513	627,989

Gross profit	307,931	187,698	813,475	610,683

Operating expenses:
Product development	92,779	90,007	295,741	261,645
Sales and marketing (including expenses generated for a related party of nil for the three months ended both September 30, 2015 and 2016, and of nil and $216, respectively, for the nine months ended September 30, 2015 and 2016)	98,596	110,584	285,701	318,597
General and administrative	33,330	38,670	128,214	95,927
Goodwill impairment and impairment of intangible assets acquired as part of business acquisitions	40,324	0	40,324	0

Total operating expenses	265,029	239,261	749,980	676,169

Operating profit /(loss)	42,902	(51,563)	63,495	(65,486)

Other income /(loss)	70,219	3,678	72,936	(16,971)
Net interest income	5,192	6,118	17,455	16,297
Exchange difference	4,322	702	3,452	3,546

Income /(loss) before income tax expense	122,635	(41,065)	157,338	(62,614)
Income tax expense	(29,461)	(974)	(57,280)	(15,272)

Net income/(loss)	93,174	(42,039)	100,058	(77,886)
Less: Net income attributable to the noncontrolling interest shareholders	42,142	32,775	107,345	80,238
Deemed dividend to noncontrolling Sogou Series A Preferred shareholders	11,911	0	11,911	0

Net income /(loss) attributable to Sohu.com Inc.	$39,121	$(74,814)	$(19,198)	$(158,124)

Net income /(loss)	93,174	(42,039)	100,058	(77,886)
Foreign currency translation adjustments	(61,470)	(7,619)	(59,509)	(35,031)
Change in unrealized gain /(loss) for available-for-sale securities	(6,129)	(693)	4,695	(2,121)

Other comprehensive loss	(67,599)	(8,312)	(54,814)	(37,152)

Comprehensive income /(loss)	25,575	(50,351)	45,244	(115,038)

Less: Comprehensive income attributable to noncontrolling interest shareholders	23,215	29,724	89,065	67,275
Deemed dividend to noncontrolling Sogou Series A Preferred shareholders	11,911	0	11,911	0

Comprehensive loss attributable to Sohu.com Inc.	$(9,551)	$(80,075)	$(55,732)	$(182,313)

Basic net income /(loss) per share attributable to Sohu.com Inc.	$1.01	$(1.93)	$(0.50)	$(4.09)

Shares used in computing basic net income loss per share attributable to Sohu.com Inc.	38,633	38,728	38,582	38,695

Diluted net income /(loss) per share attributable to Sohu.com Inc.	$1.00	$(1.94)	$(0.52)	$(4.12)

Shares used in computing diluted net income /(loss) per share attributable to Sohu.com Inc.	38,665	38,728	38,582	38,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2015	2016
Cash flows from operating activities:
Net income /(loss)	$100,058	$(77,886)
Adjustments to reconcile net income /(loss) to net cash provided by operating activities:
Amortization of intangible assets and purchased video content in prepaid expense	129,475	105,773
Depreciation	60,798	53,769
Goodwill impairment and impairment of intangible assets acquired as part of a business acquisition	40,324	0
Share-based compensation expense	28,465	16,147
Impairment of intangible assets	12,015	6,027
Investment loss from equity investments	3,791	1,006
Provision for allowance for doubtful accounts	1,676	4,341
Gain from sale of the 7Road business and certain Changyou subsidiaries	(55,139)	0
Gain from sale of an equity investment	(12,962)	0
Change in fair value of short-term investments	(1,050)	(7,732)
Others	2,163	(407)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(67,284)	56,560
Prepaid and other assets	2,941	17,782
Accounts payable	7,150	17,507
Accrued liabilities and other short-term liabilities	66,636	64,720
Receipts in advance and deferred revenue	11,202	(2,792)
Taxes payable	17,592	(45,782)
Deferred tax	9,612	5,191

Net cash provided by operating activities	357,463	214,224
Cash flows from investing activities:
Purchase of intangible and other assets	(106,613)	(134,513)
Purchase of fixed assets	(84,127)	(89,990)
Proceeds from financial instruments	542,372	295,591
Purchase of financial instruments	(618,960)	(282,000)
Purchase of long-term investments	(37,803)	(12,940)
Funds to /(Return of funds from) a third party	(20,033)	3,619
Matching loan to a related party	(13,086)	(18,115)
Consideration received from sale of the 7Road business and certain Changyou subsidiaries, net of cash in 7Road upon its disposition	183,114	0
Cash received related to restricted time deposits, net	30,840	225,462
Proceeds received from sale of an equity investment	11,938	0
Other cash proceeds related to investing activities	3,866	3,840

Net cash used in investing activities	(108,492)	(9,046)
Cash flows from financing activities:
Matching loan from a related party	12,900	17,041
Issuance of common stock	2,124	3
Exercise of share-based awards in subsidiary	7	288
Repayments of loans from offshore banks	(25,500)	(344,500)
Repurchase of Sogou Series A Preferred Shares from noncontrolling shareholders	(21,015)	0
Repurchase of Changyou American depositary shares (“ADSs”)	(14,517)	0
Other cash proceeds /(payments) related to financing activities	2,855	(423)

Net cash used in financing activities	(43,146)	(327,591)
Effect of exchange rate changes on cash and cash equivalents	(8,220)	(20,427)
Reclassification of cash and cash equivalents to assets held for sale	(66)	(10,280)

Net increase /(decrease) in cash and cash equivalents	197,539	(153,120)
Cash and cash equivalents at beginning of period	876,340	1,245,205

Cash and cash equivalents at end of period	$1,073,879	$1,092,085

Supplemental cash flow disclosures:
Barter transactions	$1,411	$9,259
Supplemental schedule of non-cash investing activity:
Consideration payable for an acquisition and an equity investment	10,722	0

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Nine Months Ended September 30, 2015

(In thousands)

		Sohu.com Inc. Shareholders’ Equity
	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$1,688,906	$44	$650,148	$(143,858)	$109,402	$585,925	$487,245
Issuance of common stock	2,126	1	2,125	0	0	0	0
Repurchase of Changyou ADSs	(14,517)	0	(9,982)	0	0	0	(4,535)
Share-based compensation expense	28,515	0	16,684	0	0	0	11,831
Settlement of share-based awards in subsidiary	357	0	33,649	0	0	0	(33,292)
Repurchase of Sogou Series A Preferred Shares from noncontrolling shareholders, net of transaction expense	(21,329)	0	90,719	0	0	(11,911)	(100,137)
Purchase of noncontrolling interest in RaidCall	0	0	458	0	0	0	(458)
Noncontrolling interest recognized in domestic companies	277	0	0	0	0	0	277
Net income attributable to Sohu.com Inc. and noncontrolling interest shareholders	100,058	0	0	0	0	(7,287)	107,345
Accumulated other comprehensive loss	(54,814)	0	0	0	(36,534)	0	(18,280)

Ending balance	$1,729,579	$45	$783,801	$(143,858)	$72,868	$566,727	$449,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Nine Months Ended September 30, 2016

(In thousands)

		Sohu.com Inc. Shareholders’ Equity
	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$1,730,752	$45	$798,357	$(143,858)	$50,151	$536,327	$489,730
Share-based compensation expense	16,145	0	5,095	0	0	0	11,050
Settlement of share-based awards in subsidiary	337	0	19,136	0	0	0	(18,799)
Contribution from noncontrolling interest shareholder	0	0	1,333	0	0	0	(1,333)
Disposal of noncontrolling interest	(238)	0	0	0	0	0	(238)
Other	(46)	0	0	0	0	0	(46)
Net income attributable to Sohu.com Inc. and noncontrolling interest shareholders	(77,886)	0	0	0	0	(158,124)	80,238
Accumulated other comprehensive loss	(37,152)	0	0	0	(24,189)	0	(12,963)

Ending balance	$1,631,912	$45	$823,921	$(143,858)	$25,962	$378,203	$547,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The Company and Basis of Presentation

Nature of Operations

Sohu.com Inc. (NASDAQ: SOHU), a Delaware corporation organized in 1996, is a leading Chinese online media, search and game service group providing comprehensive online products and services on PCs and mobile devices in the People’s Republic of China (the “PRC” or “China”). Sohu.com Inc.’s businesses are conducted by Sohu.com Inc. and its subsidiaries and VIEs (collectively referred to as the “Sohu Group” or “the Group”). The Sohu Group consists of Sohu, which when referred to in this report, unless the context requires otherwise, excludes the businesses and the corresponding subsidiaries and VIEs of Sogou Inc. (“Sogou”) and Changyou.com Limited (“Changyou”), Sogou and Changyou. Sogou and Changyou are indirect controlled subsidiaries of Sohu.com Inc. Sohu is a leading Chinese language online media content and services provider. Sogou is a leading online search, client software and mobile Internet product provider in China. Changyou is a leading online game developer and operator in China as measured by the popularity of its PC game Tian Long Ba Bu (“TLBB”) and its mobile game TLBB 3D, and engages primarily in the development, operation and licensing of online games for PCs and mobile devices. Most of the Group’s operations are conducted through the Group’s China-based subsidiaries and VIEs.

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

Other Business

Sohu also engages in the other business, which consists primarily of interactive broadcasting services, sub-licensing of purchased video content to third parties, paid subscription services, the filming business, and mobile-related services. Revenues generated by Sohu from the other business are classified as other revenues in the Sohu Group’s consolidated statements of comprehensive income.

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

Online Game Business

Changyou’s online game business offers to game players (a) PC games, which are interactive online games that are accessed and played simultaneously by hundreds of thousands of game players through personal computers and require that local client-end game access software be installed on the computers used; (b) mobile games, which are played on mobile devices and require an Internet connection; and (c) Web games, which are online games that are played through a Web browser with no local game software installation requirements. Web games became a relatively insignificant part of Changyou’s online games business following the sale of 7Road’s operating company Shenzhen 7Road in August 2015. All of Changyou’s games are operated under the item-based revenue model, meaning game players can play the games for free, but can choose to pay for virtual items, which are non-physical items that game players can purchase and use within a game, such as gems, pets, fashion items, magic medicine, riding animals, hierograms, skill books and fireworks. Revenues derived from the operation of online games are classified as online game revenues in the Sohu Group’s consolidated statements of comprehensive income.

Changyou’s flagship game is TLBB, a PC based client-end game. For the three and nine months ended September 30, 2016, revenues from the PC game TLBB were $56.0 million and $162.9 million, respectively, accounting for approximately 57% and 54%, respectively, of Changyou’s online game revenues, approximately 41% and 41%, respectively, of Changyou’s total revenues and approximately 14% and 13%, respectively, of the Sohu Group’s total revenues. For the three and nine months ended September 30, 2015, revenues from the PC game TLBB were $77.8 million and $244.9 million, respectively, accounting for approximately 51% and 48%, respectively, of Changyou’s online game revenues, approximately 41% of Changyou’s total revenues for both periods and approximately 15% and 17%, respectively, of the Sohu Group’s total revenues.

Platform Channel Business

Changyou’s platform channel business consists primarily of the operation of the 17173.com Website, the Dolphin Browser and RaidCall. The 17173.com Website, one of the leading game information portals in China, provides news, electronic forums, online videos and other information services on online games to game players. The Dolphin Browser is a gateway to a host of user activities on mobile devices, with the majority of its users based in Europe, Russia and Japan. RaidCall provides online music and entertainment services, primarily in Taiwan. During the three months ended September 30, 2016, Changyou management determined that the Dolphin Browser was unable to provide expected synergies with Changyou’s platform business and therefore formed the intention to divest Changyou’s 51% equity interest in MoboTap Inc., a Cayman Islands company (collectively with its subsidiaries and VIEs “MoboTap”), which is the mobile technology developer behind the Dolphin Browser. Therefore, the assets and liabilities of MoboTap were recognized as assets held for sale and liabilities held for sale, respectively, in the third quarter of 2016. Revenues generated by the 17173.com Website are classified as brand advertising revenues and revenues generated by the Dolphin Browser and RaidCall are classified as other revenues in the Group’s consolidated statements of comprehensive income.

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

Basis of Consolidation and Recognition of Noncontrolling Interest

The consolidated financial statements include the accounts of Sohu.com Inc. and its subsidiaries and consolidated VIEs. All intercompany transactions are eliminated.

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

Noncontrolling Interest Recognition

Noncontrolling interests are recognized to reflect the portion of the equity of subsidiaries and VIEs which is not attributable, directly or indirectly, to the controlling shareholders. The primary subsidiaries and VIEs of the Sohu Group which are consolidated in the Group’s consolidated financial statements with noncontrolling interest recognized are Sogou and Changyou.

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

The accompanying unaudited condensed consolidated interim financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the nine months ended September 30, 2016 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

The following tables present summary information by segment (in thousands):

	Three Months Ended September 30, 2015
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$172,902	$162,300	$188,875	$(1,987)	$522,090
Segment cost of revenues	(99,742)	(66,035)	(48,821)	539	(214,059)
Segment gross profit	73,160	96,265	140,054	(1,448)	308,031
SBC (2) in cost of revenues	(184)	(12)	96	0	(100)

Gross profit	72,976	96,253	140,150	(1,448)	307,931

Operating expenses:
Product development (3)	(23,708)	(31,573)	(40,178)	1,348	(94,111)
Sales and marketing (1)	(52,315)	(25,775)	(21,639)	1,599	(98,130)
General and administrative	(12,966)	(3,956)	(17,741)	(203)	(34,866)
Goodwill impairment and impairment of intangible assets acquired as part of a business acquisition	0	0	(40,324)	0	(40,324)
SBC (2) in operating expenses	(2,228)	1,262	3,368	0	2,402

Total operating expenses	(91,217)	(60,042)	(116,514)	2,744	(265,029)

Operating profit /(loss)	(18,241)	36,211	23,636	1,296	42,902

Other income (3) (4)	91,736	32	58,554	(80,103)	70,219
Net interest income	587	1,326	3,279	0	5,192
Exchange difference	1,360	627	2,335	0	4,322

Income before income tax expense	75,442	38,196	87,804	(78,807)	122,635

Income tax expense	(1,091)	(2,586)	(25,784)	0	(29,461)

Net income	$74,351	$35,610	$62,020	$(78,807)	$93,174

Note (1):	The elimination mainly consists of revenues and expenses generated from marketing services among the Sohu, Sogou and Changyou segments.

Note (2):	“SBC” stands for share-based compensation expense.

Note (3):	The elimination mainly consists of leasing income and expenses generated from a building that Sohu leases to Sogou.

Note (4):	In the third quarter of 2015, Sogou purchased from Sohu 24.0 million Series A Preferred Shares of Sogou for $78.8 million. Sohu recognized $78.8 million in other income, which was eliminated in the Group’s consolidated statements of comprehensive income.

	Three Months Ended September 30, 2016
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$109,560	$165,952	$135,862	$(792)	$410,582
Segment cost of revenues	(102,772)	(78,788)	(41,071)	42	(222,589)

Segment gross profit	6,788	87,164	94,791	(750)	187,993
SBC (2) in cost of revenues	(266)	(3)	(26)	0	(295)

Gross profit	6,522	87,161	94,765	(750)	187,698

Operating expenses:
Product development (3)	(25,043)	(34,496)	(27,410)	1,047	(85,902)
Sales and marketing (1)	(66,555)	(26,011)	(18,311)	1,045	(109,832)
General and administrative	(11,831)	(6,409)	(12,432)	20	(30,652)
SBC (2) in operating expenses	(5,509)	(190)	(7,176)	0	(12,875)

Total operating expenses	(108,938)	(67,106)	(65,329)	2,112	(239,261)

Operating profit /(loss)	(102,416)	20,055	29,436	1,362	(51,563)

Other income (3)	1,379	970	2,691	(1,362)	3,678
Net interest income /(expense)	(466)	705	5,879	0	6,118
Exchange difference	(297)	481	518	0	702

Income /(loss) before income tax benefit /(expense)	(101,800)	22,211	38,524	0	(41,065)

Income tax benefit /(expense)	635	(2,128)	519	0	(974)

Net income /(loss)	$(101,165)	$20,083	$39,043	$0	$(42,039)

Note (1):	The elimination mainly consists of revenues and expenses generated from marketing services among the Sohu, Sogou and Changyou segments.

Note (2):	“SBC” stands for share-based compensation expense.

Note (3):	The elimination mainly consists of leasing income and expenses generated from a building that Sohu leases to Sogou.

	Nine Months Ended September 30, 2015
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$450,776	$426,099	$599,726	$(5,613)	$1,470,988
Segment cost of revenues	(306,221)	(177,401)	(174,024)	1,091	(656,555)
Segment gross profit	144,555	248,698	425,702	(4,522)	814,433
SBC (2) in cost of revenues	(847)	(119)	8	0	(958)

Gross profit	143,708	248,579	425,710	(4,522)	813,475

Operating expenses:
Product development (3)	(72,362)	(93,285)	(124,156)	3,740	(286,063)
Sales and marketing (1)	(148,241)	(64,718)	(76,365)	5,196	(284,128)
General and administrative	(44,551)	(10,873)	(56,076)	(459)	(111,959)
Goodwill impairment and impairment of intangible assets acquired as part of a business acquisition	0	0	(40,324)	0	(40,324)
SBC (2) in operating expenses	(14,371)	(5,681)	(7,539)	85	(27,506)

Total operating expenses	(279,525)	(174,557)	(304,460)	8,562	(749,980)

Operating profit /(loss)	(135,817)	74,022	121,250	4,040	63,495

Other income /(expense) (3) (4)	91,679	122	63,896	(82,761)	72,936
Net interest income	2,432	4,011	11,012	0	17,455
Exchange difference	1,124	337	1,991	0	3,452

Income /(loss) before income tax expense	(40,582)	78,492	198,149	(78,721)	157,338

Income tax expense	(5,642)	(5,900)	(45,738)	0	(57,280)

Net income /(loss)	$(46,224)	$72,592	$152,411	$(78,721)	$100,058

Note (1):	The elimination mainly consists of revenues and expenses generated from marketing services among the Sohu, Sogou and Changyou segments.

Note (2):	“SBC” stands for share-based compensation expense.

Note (3):	The elimination mainly consists of leasing income and expenses generated from a building that Sohu leases to Sogou.

Note (4):	In the third quarter of 2015, Sogou purchased from Sohu 24.0 million Series A Preferred Shares of Sogou for $78.8 million. Sohu recognized $78.8 million in other income, which was eliminated in the Group’s consolidated statements of comprehensive income.

	Nine Months Ended September 30, 2016
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$357,437	$488,829	$394,862	$(2,456)	$1,238,672
Segment cost of revenues	(284,765)	(218,394)	(124,795)	259	(627,695)

Segment gross profit	72,672	270,435	270,067	(2,197)	610,977
SBC (2) in cost of revenues	(255)	(3)	(36)	0	(294)

Gross profit	72,417	270,432	270,031	(2,197)	610,683

Operating expenses:
Product development (3)	(71,606)	(99,781)	(87,785)	3,328	(255,844)
Sales and marketing (1)	(194,171)	(82,618)	(43,921)	3,040	(317,670)
General and administrative	(36,914)	(13,972)	(35,985)	69	(86,802)
SBC (2) in operating expenses	(4,007)	(2,542)	(9,304)	0	(15,853)

Total operating expenses	(306,698)	(198,913)	(176,995)	6,437	(676,169)

Operating profit /(loss)	(234,281)	71,519	93,036	4,240	(65,486)

Other income /(expense) (3) (4)	3,832	(26,623)	10,060	(4,240)	(16,971)
Net interest income	112	4,233	11,952	0	16,297
Exchange difference	366	819	2,361	0	3,546

Income /(loss) before income tax benefit /(expense)	(229,971)	49,948	117,409	0	(62,614)

Income tax benefit /(expense)	1,505	(4,550)	(12,227)	0	(15,272)

Net income /(loss)	$(228,466)	$45,398	$105,182	$0	$(77,886)

Note (1):	The elimination mainly consists of revenues and expenses generated from marketing services among the Sohu, Sogou and Changyou segments.

Note (2):	“SBC” stands for share-based compensation expense.

Note (3):	The elimination mainly consists of leasing income and expenses generated from a building that Sohu leases to Sogou.

Note (4):	In the second quarter of 2016, the Sohu Group recognized a one-time expense of $27.8 million that was related to a donation by Sogou to Tsinghua University related to setting up a joint research institute focusing on artificial intelligence technology.

	As of December 31, 2015
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Cash and cash equivalents	$430,804	$244,484	$569,917	$0	$1,245,205
Accounts receivable, net	176,759	28,986	67,959	(87)	273,617
Fixed assets, net	223,939	70,447	214,306	0	508,692
Total assets (1)	$1,356,263	$387,875	$1,779,506	$(481,450)	$3,042,194

Note (1):	The elimination for segment assets mainly consists of elimination of intracompany loans between the Sohu segment and the Changyou segment, and elimination of long-term investments in subsidiaries and consolidated VIEs.

	As of September 30, 2016
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Cash and cash equivalents	$231,035	$224,116	$636,934	$0	$1,092,085
Accounts receivable, net	121,828	33,344	49,661	(85)	204,748
Fixed assets, net	208,808	117,318	199,773	0	525,899
Total assets (1)	$1,335,854	$474,537	$1,707,259	$(842,197)	$2,675,453

Note (1):	The elimination for segment assets mainly consists of elimination of intracompany loans between the Sohu segment and the Changyou segment, and elimination of long-term investments in subsidiaries and consolidated VIEs.

3.	Share-Based Compensation Expense

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

For 1,068,000 Sohu stock options contractually granted on February 7, 2015, 13,000 Sohu stock options contractually granted on May 1, 2016, 2,400,000 Changyou share options converted from restricted share units on February 16, 2015, and 1,998,000 and 100,000 Changyou share options contractually granted on June 1, 2015 and July 28, 2016, respectively, awards are expected to vest and become exercisable in four equal installments over a period of four years, with each installment vesting upon satisfaction of a service period requirement and certain subjective performance targets. Under ASC 718-10-25, no grant date can be established until a mutual understanding is reached between the companies and the recipients clarifying the subjective performance requirements. In accordance with ASC 718-10-55, as the service inception date preceded the grant date, compensation expense was accrued beginning on the service inception date, and was re-measured and will be re-measured on each subsequent reporting date before the grant date is established, based on the then-current fair value of the awards. The estimate of the awards’ fair value will be fixed in the period in which the grant date occurs, and cumulative compensation expense will be adjusted based on the fair value at the grant date. In determining the fair value of stock options and share options granted by Sohu and Changyou, the public market price of the underlying shares at each reporting date was used, and a binomial valuation model was applied.

Sohu Video Share-based Awards

On January 4, 2012, Sohu Video, the holding entity of Sohu’s video division, adopted a 2011 Share Incentive Plan (the “Video 2011 Share Incentive Plan”) which provides for the issuance of up to 25,000,000 ordinary shares of Sohu Video (representing approximately 10% of the outstanding Sohu Video shares on a fully-diluted basis) to management and key employees of the video division and to Sohu management. As of September 30, 2016, grants of options for the purchase of 16,368,200 ordinary shares of Sohu Video had been contractually made, of which options for the purchase of 4,972,800 ordinary shares were vested.

For purposes of ASC 718-10-25, as of September 30, 2016, no grant date had occurred, because the broader terms and conditions of the option awards had neither been finalized nor mutually agreed upon with the recipients. Therefore the fair value of the awards is not determinable and cannot be accounted for. In accordance with ASC 718-10-55, the Company’s management determined that the service inception date with respect to vested option awards for the purchase of 4,972,800 shares had preceded the grant date. Therefore, the Group recognized compensation expense for these vested Sohu Video share-based awards and re-measured, and will re-measure, the compensation expense on each subsequent reporting date based on the then-current fair values of these vested awards until the grant date is established.

Share-based Compensation Expense Recognition

Share-based compensation expense was recognized in costs and expenses for the three and nine months ended September 30, 2015 and 2016, respectively, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Share-based compensation expense	2015	2016	2015	2016
Cost of revenues	$99	$295	$957	$294
Product development expenses (1)	(1,331)	4,105	9,680	5,801
Sales and marketing expenses	466	752	1,573	927
General and administrative expenses (1)	(1,536)	8,018	16,255	9,125

	$(2,302)	$13,170	$28,465	$16,147

Share-based compensation expense was recognized for share awards of Sohu (excluding Sohu Video), Sogou, Changyou and Sohu Video as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Share-based compensation expense	2015	2016	2015	2016
For Sohu (excluding Sohu Video) share-based awards	$2,294	$5,639	$15,031	$4,749
For Sogou share-based awards (1) (2)	(1,230)	180	5,706	2,505
For Changyou share-based awards (1)	(3,465)	7,202	7,529	9,340
For Sohu Video share-based awards (1)	99	149	199	(447)

	$(2,302)	$13,170	$28,465	$16,147

Note (1): The negative amount resulted from re-measured compensation expense based on the then-current fair value of the awards on each reporting date as well as a true-up of share-based compensation expense for forfeited share options and restricted share units for Sogou and Changyou share-based awards.

Note (2): Compensation expense for Sogou share-based awards also includes compensation expense for Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search-related businesses.

There was no capitalized share-based compensation expense for the three and nine months ended September 30, 2015 and 2016.

4.	Fair Value Measurements

Fair Value of Financial Instruments

The Sohu Group’s financial instruments include cash equivalents, short-term investments, accounts receivable, assets held for sale, prepaid and other current assets, long-term investments (including available-for-sale equity securities), restricted time deposits, accounts payable, accrued liabilities, receipts in advance and deferred revenue, liabilities held for sale, other short-term liabilities and long-term accounts payable.

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

The following table sets forth the financial instruments, measured at fair value by level within the fair value hierarchy, as of September 30, 2016 (in thousands):

		Fair value measurements at reporting date using
Items	As of September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$769,895	$0	$769,895	$0
Short-term investments	264,109	0	264,109	0
Available-for-sale equity securities	12,180	12,180	0	0
Restricted time deposits	9,270	0	9,270	0

Total	$1,055,454	$12,180	$1,043,274	$0

Cash Equivalents

The Sohu Group’s cash equivalents mainly consist of time deposits with original maturities of three months or less, and highly liquid investments that are readily convertible to known amounts of cash. The fair values of cash equivalents are determined based on the pervasive interest rates in the market. The Group classifies the valuation techniques that use the pervasive interest rates input as Level 2 of fair value measurements. Generally there are no quoted prices in active markets for identical cash equivalents at the reporting date. In order to determine the fair value, the Group must use the discounted cash flow method and observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

As of September 30, 2016, the Sohu Group’s investment in financial instruments was $264.1 million. The investment instruments were issued by commercial banks in China, and have a variable interest rate indexed to performance of underlying assets. Since these investments’ maturity dates are within one year, they are classified as short-term investments. For the three and nine months ended September 30, 2016, the Sohu Group recorded in the consolidated statements of comprehensive income changes in the fair value of short-term investments in the amounts of $2.8 million and $5.3 million, respectively. For the three and nine months ended September 30, 2015, the Sohu Group recorded in the consolidated statements of comprehensive income changes in the fair value of short-term investments in the amounts of $3.0 million and $6.8 million, respectively.

Available-for-Sale Equity Securities

Available-for-sale equity securities are valued using the market approach based on the quoted prices in active markets at the reporting date. The Group classifies the valuation techniques that use these inputs as Level 1 of fair value measurements. On August 12, 2014, Sohu acquired approximately 6% of the total outstanding common shares of Keyeast Co., Ltd., a Korean-listed company (“Keyeast”), for a purchase price of $15.1 million. The Sohu Group classified this investment as available-for-sale equity securities under long-term investments, and reported it at fair value. As of September 30, 2016, the fair value of the Keyeast available-for-sale equity securities held by Sohu was $12.2 million. An unrealized loss representing the change in fair value of $2.9 million in the aggregate was recorded as accumulated other comprehensive income /(loss) in the Sohu Group’s consolidated balance sheets.

Assets and Liabilities Held for Sale

During the three months ended September 30, 2016, Changyou management determined that the Dolphin Browser was unable to provide expected synergies with Changyou’s platform business and therefore formed the intention to divest Changyou’s 51% equity interest in MoboTap, which is the mobile technology developer behind the Dolphin Browser. Therefore, the assets and liabilities attributable to MoboTap are classified as assets and liabilities held for sale and measured at the lower of their carrying amounts and their fair values, less selling costs, in the consolidated balance sheet as of September 30, 2016. Details of the aggregate assets and liabilities at September 30, 2016 are as follows (in thousands):

As of September 30, 2016
Cash and cash equivalents	$10,280
Prepaid and other current assets	2,579
Goodwill	83,470
Intangible assets	5,457

Assets held for sale	$101,786

Other liabilities	3,236

Liabilities held for sale	$3,236

Restricted Time Deposits

Restricted time deposits are valued based on the prevailing interest rates in the market using the discounted cash flow method. The Sohu Group classifies the valuation techniques that use these inputs as Level 2 of fair value measurements.

Collateral related to Sogou Incentive Shares Trust Arrangements

In February 2013, Sohu deposited $9.0 million in cash into restricted time deposit accounts at a bank as collateral for credit facilities provided by the bank to certain Sogou employees. The facilities were intended to fund the employees’ early exercise of Sogou share options and related PRC individual income tax. Sohu was not subject to any additional potential payments other than the restricted time deposit amounts, and believes that the fair value of its guarantee liability was immaterial.

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

In the first quarter of 2016, Changyou had repaid all of the remaining bank loans of $344.5 million, and restricted time deposits of $354.7 million that secured these loans had been released. For the three and nine months ended September 30, 2016, interest income from the restricted time deposits securing the loans was nil and $0.7 million, respectively, and interest expense on the bank loans was nil and $0.6 million, respectively. For the three and nine months ended September 30, 2015, interest income from the restricted time deposits securing the loans was $3.0 million and $10.2 million, respectively, and interest expense on the loans was $1.8 million and $5.3 million, respectively.

Other Financial Instruments

The fair values of other financial instruments are estimated for disclosure purposes as follows:

Long-term Investments

Long-term Investment in SoEasy

Under an agreement between Sohu and SoEasy Internet Finance Group Limited (“SoEasy”) entered into in August 2014, Sohu invested $4.8 million and $16.3 million in SoEasy on August 2014 and April 2015, respectively. In February 2016, Sohu invested an additional $10.5 million in SoEasy. Sohu accounted for its investments in SoEasy under long-term investments. These investments include both preferred shares and common shares. Sohu accounted for its investment in SoEasy’s preferred shares under the cost method, since they were not considered to be common shares in substance and had no readily determinable fair value. Sohu accounted for its investment in SoEasy’s common shares under the equity method, since Sohu can exercise significant influence but does not own a majority of SoEasy’s equity capital or control SoEasy. As of September 30, 2016, the carrying value of Sohu’s investment in SoEasy was $25.0 million.

Long-term Investment in Zhihu

In September 2015, Sogou paid $12.0 million in cash for approximately 3% of the equity capital of Zhihu Technology Limited (“Zhihu”), a company that engages primarily in the business of operating an online question and answer-based knowledge and information-sharing platform. Sogou accounted for the investment in Zhihu using the cost method, since Sogou does not have significant influence over Zhihu.

Short-term Receivables and Payables

Accounts receivable and prepaid and other current assets are financial assets with carrying values that approximate fair value due to their short-term nature. Short-term accounts payable, accrued liabilities, receipts in advance and deferred revenue and other short-term liabilities are financial liabilities with carrying values that approximate fair value due to their short-term nature. For short-term receivables and payables, the Group estimated fair values using the discounted cash flow method, which is unobservable in the market. The Group classifies the valuation technique as Level 2 of fair value measurements.

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

5. Goodwill

Changes in the carrying value of goodwill by segment are as follows (in thousands):

	Sohu	Sogou	Changyou	Total
Balance as of December 31, 2015
Goodwill	$72,980	5,945	181,529	260,454
Accumulated impairment losses	(35,788)	0	(70,447)	(106,235)

	$37,192	$5,945	$111,082	$154,219
Transactions in 2016
Transferred to assets held for sale	0	0	(83,470)	(83,470)
Foreign currency translation adjustment	(418)	(164)	(479)	(1,061)

Balance as of September 30, 2016	$36,774	$5,781	$27,133	$69,688

Balance as of September 30, 2016
Goodwill	$72,562	$5,781	$97,580	$175,923
Accumulated impairment losses	(35,788)	0	(70,447)	(106,235)

	$36,774	$5,781	$27,133	$69,688

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

The Group did not have any significant penalties or interest associated with tax positions for the three and nine months ended September 30, 2016, nor did the Group have any significant unrecognized uncertain tax positions for the three and nine months ended September 30, 2016.

Applicable Income Tax Rate

The PRC Corporate Income Tax Law (the “CIT Law”) applies an income tax rate of 25% to all enterprises but grants preferential tax treatment to High and New Technology Enterprises (“HNTEs”). Under this preferential tax treatment, HNTEs can enjoy an income tax rate of 15%, but need to re-apply every three years. During this three-year period, an HNTE must conduct an annual qualification self-review each year to ensure it meets the HNTE criteria and is eligible for the 15% preferential tax rate for that year. If an HNTE fails to meet the criteria for qualification as an HTNE in any year, the enterprise cannot enjoy the 15% preferential tax rate in that year, and must instead use the regular 25% CIT rate. The CIT Law and its implementing regulations provide that a “Software Enterprise” can enjoy an income tax exemption for two years beginning with its first profitable year and a 50% reduction to a rate of 12.5% for the subsequent three years. An entity that qualifies as a “Key National Software Enterprise” (“KNSE”) can enjoy a further reduced preferential income tax rate of 10%. Enterprises must perform a self-assessment each year to ensure they meet the relevant criteria for qualification as Software Enterprises and/or KNSEs and file required documents with the tax authorities before using the preferential CIT rates. These enterprises will be subject to authorities’ assessment each year after as to whether they are entitled to use the relevant preferential CIT treatments. If at any time during the preferential tax treatment years an enterprise uses the preferential CIT rates but fails to meet applicable criteria for qualification, the relevant authorities may revoke the enterprise’s Software Enterprise/KNSE status.

Principal Entities Qualified as HNTEs

As of September 30, 2016, the following principal entities of the Sohu Group were qualified as HNTEs and were entitled to an income tax rate of 15%.

For Sohu’s Business

•	Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”). Sohu Internet is qualified as an HNTE for 2016 and 2017, and will need to re-apply for HNTE qualification in 2018.

•	Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”) and Guangzhou Qianjun Network Technology Co., Ltd (“Guangzhou Qianjun”). These three companies are each qualified as HNTEs for 2016, and will need to re-apply for HNTE qualification in 2017.

For Sogou’s Business

•	Beijing Sogou Information Service Co., Ltd. (“Sogou Information”). Sogou Information is qualified as an HNTE for 2016 and 2017, and will need to re-apply for HNTE qualification in 2018.

•	Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”). Sogou Technology is qualified as an HNTE for 2016, and will need to re-apply for HNTE qualification in 2017.

For Changyou’s Business

•	Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”) and Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”). AmazGame and Gamease are each qualified as HNTEs for 2016, and will need to re-apply for HNTE qualification in 2017.

Principal Entities Qualified as Software Enterprises

For Sohu’s Business

•	Beijing Sohu New Momentum Information Technology Co., Ltd. (“Sohu New Momentum”). In 2016, Sohu New Momentum is in the first of three years in which it is entitled to a 50% reduction to a rate of 12.5% as a Software Enterprise.

For Sogou’s Business

•	Sogou Technology recently filed documents for qualification as a KNSE for 2015 pursuant to new requirements for obtaining such qualification that were issued on May 4, 2016. As of the date of this report Sogou Technology had not received a response to the filing.

•	Beijing Sogou Network Technology Co., Ltd (“Sogou Network”) recently filed documents for qualification as a Software Enterprise for 2015 pursuant to new requirements for obtaining such qualification that were issued on May 4, 2016. As of the date of this report Sogou Network had not received a response to the filing.

For Changyou’s Business

•	AmazGame. In 2013 and 2014, AmazGame was qualified as a KNSE and enjoyed a preferential income tax rate of 10%, and recently received confirmation that it was qualified as a KNSE for 2015.

•	Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”). In 2016, Gamespace is in the third of three years in which it is entitled to a 50% reduction to a rate of 12.5% as a Software Enterprise.

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

In order to fund the distribution of a dividend to shareholders of the Sohu Group’s majority-owned subsidiary Changyou, Changyou’s management determined to cause one of its PRC subsidiaries to declare and distribute a cash dividend of all of its stand-alone 2012 earnings and half of its stand-alone subsequent years’ earnings to its direct overseas parent company, Changyou.com (HK) Limited (“Changyou HK”). As of September 30, 2016, Changyou had accrued deferred tax liabilities in the amount of $26.2 million for PRC withholding tax.

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

7. Commitments and Contingencies

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2016 (in thousands):

As of September 30, 2016
Purchase of content and services – video	$196,173
Purchase of cinema advertisement slot rights	109,550
Purchase of bandwidth	57,881
Operating lease obligations	25,692
Expenditures for operating rights for licensed games with technological feasibility - PC games	15,750
Purchase of content and services – others	9,884
Expenditures for operating rights for licensed games with technological feasibility - mobile games	3,866
Purchase of fixed assets	2,261
Expenditures for titles in game development	1,035
Fees for operating rights for licensed games in development – mobile games	589
Others	3,819

Total	$426,500

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

Under contractual agreements with the Sohu Group, Dr. Charles Zhang and those other executive officers and employees of the Sohu Group who are shareholders of the consolidated VIEs are required to transfer their ownership in these entities to the Group, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Group at any time as requested by the Group to repay the loans outstanding. All voting rights of the consolidated VIEs are assigned to the Sohu Group, and the Group has the right to designate all directors and senior management personnel of the consolidated VIEs, and also has the obligation to absorb losses of the consolidated VIEs. Dr. Charles Zhang and those other executive officers and employees of the Sohu Group who are shareholders of the consolidated VIEs have pledged their shares in the consolidated VIEs as collateral for the loans. As of September 30, 2016, the aggregate amount of these loans was $9.3 million.

Under its contractual arrangements with the consolidated VIEs, the Sohu Group has the power to direct activities of the VIEs, and can have assets transferred freely out of the VIEs without any restrictions. Therefore, the Group considers that there is no asset of a consolidated VIE that can be used only to settle obligations of the VIEs, except for registered capital and PRC statutory reserves of the VIEs. As of September 30, 2016, the registered capital and PRC statutory reserves of the consolidated VIEs totaled $60.2 million. As all of the consolidated VIEs are incorporated as limited liability companies under the PRC Company Law, creditors of the consolidated VIEs do not have recourse to the general credit of the Sohu Group for any of the liabilities of the consolidated VIEs. Currently there is no contractual arrangement that could require the Sohu Group to provide additional financial support to the consolidated VIEs. As the Sohu Group is conducting certain business in the PRC mainly through the consolidated VIEs, the Group may provide such support on a discretionary basis in the future, which could expose the Group to a loss.

The Sohu Group classified the consolidated VIEs within the Sohu Group as principal VIEs or immaterial VIEs based on certain criteria, such as the VIEs’ total assets or revenues. The following is a summary of the principal VIEs within the Sohu Group:

Basic Information for Principal VIEs and Subsidiaries of Principal VIEs

For Sohu’s Business

•	High Century

Beijing Century High Tech Investment Co., Ltd. (“High Century”) was incorporated in 2001. As of September 30, 2016, the registered capital of High Century was $4.6 million and Dr. Charles Zhang and Wei Li held 80% and 20% interests, respectively, in this entity.

•	Heng Da Yi Tong

Beijing Heng Da Yi Tong Information Technology Co., Ltd. (“Heng Da Yi Tong “) was incorporated in 2002. As of September 30, 2016, the registered capital of Heng Da Yi Tong was $1.2 million and Dr. Charles Zhang and Wei Li held 80% and 20% interests, respectively, in this entity.

•	Sohu Internet

Sohu Internet was incorporated in 2003. As of September 30, 2016, the registered capital of Sohu Internet was $1.6 million and High Century held a 100% interest in this entity.

•	Donglin

Beijing Sohu Donglin Advertising Co., Ltd. (“Donglin”) was incorporated in 2010. As of September 30, 2016, the registered capital of Donglin was $1.5 million and Sohu Internet held a 100% interest in this entity.

•	Tianjin Jinhu

Tianjin Jinhu Culture Development Co., Ltd. (“Tianjin Jinhu”) was incorporated in 2011. As of September 30, 2016, the registered capital of Tianjin Jinhu was $0.5 million and Ye Deng and Xuemei Zhang each held a 50% interest in this entity. In October, 2016, Ye Deng transferred its 50% equity interest in Tianjin Jinhu to Xiufeng Deng. As of the date of this report, Xiufeng Deng and Xuemei Zhang each held a 50% interest in this entity.

•	Guangzhou Qianjun

Guangzhou Qianjun was acquired in November 2014. As of September 30, 2016, the registered capital of Guangzhou Qianjun was $3.3 million and Tianjin Jinhu held a 100% interest in this entity.

•	Focus Interactive

Beijing Focus Interactive Information Service Co., Ltd. (“Focus Interactive”) was incorporated in July 2014. As of September 30, 2016, the registered capital of Focus Interactive was $1.6 million and Heng Da Yi Tong held 100% of the equity interests in this entity.

For Sogou’s Business

•	Sogou Information

Sogou Information was incorporated in 2005. As of September 30, 2016, the registered capital of Sogou Information was $2.5 million and Xiaochuan Wang, Sogou’s Chief Executive Officer, High Century and Tencent held 10%, 45% and 45% interests, respectively, in this entity.

For Changyou’s Business

•	Gamease

Gamease was incorporated in 2007. As of September 30, 2016, the registered capital of Gamease was $1.3 million and High Century held a 100% interest in this entity.

•	Guanyou Gamespace

Beijing Guanyou Gamespace Digital Technology Co., Ltd. (“Guanyou Gamespace”) was incorporated in 2010. As of September 30, 2016, the registered capital of Guanyou Gamespace was $1.5 million and Beijing Changyou Star Digital Technology Co., Ltd (“Changyou Star”) held a 100% interest in this entity.

•	Shanghai ICE

Shanghai ICE Information Technology Co., Ltd. (“Shanghai ICE”) was acquired by Changyou in 2010. As of September 30, 2016, the registered capital of Shanghai ICE was $1.2 million and Gamease held a 100% interest in this entity.

•	Wuhan Baina Information

Baina (Wuhan) Information Technology Co., Ltd. (“Wuhan Baina Information”) was acquired by Gamease in July 2014. As of September 30, 2016, the registered capital of Wuhan Baina Information was $3.0 million and Changyou Star and Yongzhi Yang held 60% and 40% interests, respectively, in this entity.

Financial Information

The following financial information of the Sohu Group’s consolidated VIEs (including subsidiaries of VIEs) is included in the accompanying consolidated financial statements (in thousands):

	As of
	December 31, 2015	September 30, 2016
ASSETS:
Cash and cash equivalents	$131,270	$141,830
Accounts receivable, net	135,925	92,071
Prepaid and other current assets	101,951	93,237
Assets held for sale	0	12,062
Intercompany receivables due from the Company’s subsidiaries	140,396	221,842

Total current assets	509,542	561,042

Long-term investments, net	15,960	15,189
Fixed assets, net	7,362	5,176
Intangible assets, net	18,266	14,977
Goodwill	36,351	35,838
Other non-current assets	12,057	6,499

Total assets	$599,538	$638,721

LIABILITIES:
Accounts payable	$23,757	$11,505
Accrued liabilities	79,012	84,379
Receipts in advance and deferred revenue	55,319	48,764
Liabilities held for sale	0	2,452
Other current liabilities	141,247	157,346
Intercompany payables due to the Company’s subsidiaries	175,178	182,537

Total current liabilities	474,513	486,983

Long-term accounts payable	2,858	0
Long-term taxes payable	0	13,986
Intercompany payables due to the Company’s subsidiaries	21,717	20,420

Total liabilities	$499,088	$521,389

	Three months ended September 30,		Nine months ended September 30,
	2015	2016	2015	2016
Net revenue	$309,866	$228,599	$926,460	$675,281
Net income/(loss)	$(45,863)	$5,338	$(63,402)	$20,854

	Nine months ended September 30,
	2015	2016
Net cash provided by operating activities	$17,450	$20,306
Net cash provided by /(used in) investing activities	(11,182)	1,061
Net cash provided by financing activities	$2,286	$0

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

Equity interest purchase right agreements among AmazGame, Gamease and the sole shareholder of Gamease and among Gamespace, Guanyou Gamespace and the sole shareholder of Guanyou Gamespace. Pursuant to these agreements, AmazGame and Gamespace have the right, exercisable at any time if and when it is legal to do so under PRC law, to purchase from the respective shareholders of Gamease and Guanyou Gamespace all or any part of their equity interests in Gamease and Guanyou Gamespace at a purchase price equal to their initial contributions to the registered capital of Gamease and Guanyou Gamespace.

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

Share pledge agreement among Baina Zhiyuan (Beijing) Technology Co., Ltd. (“Beijing Baina Technology”), Wuhan Baina Information and the shareholders of Wuhan Baina Information, which are Gamease and Yongzhi Yang, pursuant to which the shareholders pledged to Beijing Baina Technology their equity interests in Wuhan Baina Information to secure the performance of their obligations and Wuhan Baina Information’s obligations under the various VIE-related agreements. If the shareholders breach their obligations under any VIE-related agreements (Wuhan Baina Information’s breach of any of its obligations under the various VIE-related agreements will be treated as the shareholders’ breach of their obligations), including the share pledge agreement, Beijing Baina Technology is entitled to exercise its rights as the beneficiary under the share pledge agreement, including all rights of the shareholders as shareholders of Wuhan Baina Information.

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

Treasury Stock

Treasury stock consists of shares repurchased by Sohu.com Inc. that are no longer outstanding and are held by Sohu.com Inc. Treasury stock is accounted for under the cost method. For the nine months ended September 30, 2016 and 2015, the Company did not repurchase any shares of its common stock.

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

Sohu’s 2010 Stock Incentive Plan

On July 2, 2010, the Company’s shareholders adopted the Sohu 2010 Stock Incentive Plan, which provides for the issuance of up to 1,500,000 shares of common stock, including stock issued pursuant to the vesting and settlement of restricted stock units and pursuant to the exercise of stock options. The maximum term of any stock right granted under the Sohu 2010 Stock Incentive Plan is ten years from the grant date. The Sohu 2010 Stock Incentive Plan will expire on July 1, 2020. As of September 30, 2016, 360,930 shares were available for grant under the Sohu 2010 Stock Incentive Plan.

i) Summary of stock option activity

On February 7, 2015 and May 1, 2016, the Company’s Board of Directors approved contractual grants to members of the Company’s management and key employees of options for the purchase of an aggregate of 1,068,000 and 13,000 shares of common stock, respectively, with nominal exercise prices of $0.001. These stock options vest and become exercisable in four equal installments over a period of four years, with each installment vesting upon the satisfaction of a service period requirement and certain subjective performance targets. These stock options are substantially similar to restricted stock units except for the nominal exercise price, which would be zero for restricted stock units.

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

A summary of stock option activity under the Sohu 2010 Stock Incentive Plan as of and for the nine months ended September 30, 2016 is presented below:

			Weighted
	Number	Weighted	Average	Aggregate
	Of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value (1)
Options	(in thousands)	Price	Life (Years)	(in thousands)
Outstanding at January 1, 2016	0	$		$
Granted	253	0.001
Exercised	(56)	0.001
Forfeited or expired	0

Outstanding at September 30, 2016	197	0.001	8.35	8,717

Vested at September 30, 2016	197	0.001	8.35	8,717

Exercisable at September 30, 2016	197	0.001	8.35	8,717

Note (1): The aggregated intrinsic value in the preceding table represents the difference between Sohu’s closing stock price of $44.25 on September 30, 2016 and the nominal exercise prices of the stock options.

For the three and nine months ended September 30, 2016, total share-based compensation expense recognized for these stock options was $5.3 million and $3.6 million, respectively. For the three and nine months ended September 30, 2015, total share-based compensation expense recognized for these Sohu stock options was $1.7 million and $ 13.3 million, respectively.

ii) Summary of restricted share unit activity

A summary of restricted stock unit activity under the Sohu 2010 Stock Incentive Plan as of and for the nine months ended September 30, 2016 is presented below:

	Number of	Weighted-Average
	Units	Grant-Date
Restricted Stock Units	(in thousands)	Fair Value
Unvested at January 1, 2016	32	$70.24
Granted	11	51.00
Vested	(12)	56.83
Forfeited	(9)	63.45

Unvested at September 30, 2016	22	70.61

Expected to vest after September 30, 2016	17	68.96

For the three and nine months ended September 30, 2016, total share-based compensation expense recognized for restricted stock units was $0.4 million and $1.1 million, respectively. For the three and nine months ended September 30, 2015, total share-based compensation expense recognized for restricted stock units was $0.6 million and $1.8 million, respectively.

As of September 30, 2016, there was $0.7 million unrecognized compensation expense related to unvested restricted stock units. The expense is expected to be recognized over a weighted average period of 0.6 years. The total fair value on their respective vesting dates of restricted stock units that vested during the three and nine months ended September 30, 2016 was $0.2 million and $0.5 million, respectively. The total fair value on their respective vesting dates of restricted stock units that vested during the three and nine months ended September 30, 2015 was $0.3 million and $0.7 million, respectively.

2) Sogou Inc. Share-based Awards

Sogou 2010 Share Incentive Plan

Sogou adopted a share incentive plan on October 20, 2010. The number of Sogou ordinary shares issuable under the plan was 41,500,000 after an amendment that was effective August 22, 2014 (as amended, the “Sogou 2010 Share Incentive Plan”). Awards of share rights may be granted under the Sogou 2010 Share Incentive Plan to management and employees of Sogou and of any present or future parents or subsidiaries or VIEs of Sogou. The maximum term of any share right granted under the Sogou 2010 Share Incentive Plan is ten years from the grant date. The Sogou 2010 Share Incentive Plan will expire on October 19, 2020. As of September 30, 2016, Sogou had contractually granted options for the purchase of 38,441,000 Sogou ordinary shares under the 2010 Sogou Share Incentive Plan.

Of the contractually granted Sogou share options for the purchase of 38,441,000 Sogou ordinary shares, options for the purchase of 31,241,000 Sogou ordinary shares vest and become exercisable upon a service period requirement being met, as well as Sogou’s achievement of performance targets for the corresponding period. Subject to achievement of the applicable performance targets, of these Sogou share options for the purchase of 31,241,000 Sogou ordinary shares, options for the purchase of 30,021,750 Sogou ordinary shares vest and become exercisable in four equal installments and options for the purchase of 1,219,250 Sogou ordinary shares vest and become exercisable in two to four installments over varying periods. Of these Sogou share options for the purchase of 31,241,000 Sogou ordinary shares, the terms of options for the purchase of 980,000 Sogou ordinary shares, which had previously included as vesting conditions a service period requirement and Sogou’s completion of an IPO of its ordinary shares (“Sogou’s IPO”), were amended in the first quarter of 2016 to remove as a condition of vesting completion of Sogou’s IPO and add as a condition of vesting achievement of performance targets. For purposes of recognition of share-based compensation expense, each installment is considered to be granted as of the date that the performance target has been set. As of September 30, 2016, Sogou had granted options for the purchase of 25,337,008 Sogou ordinary shares under the 2010 Sogou Share Incentive Plan. As of September 30, 2016, options for the purchase of 22,923,259 Sogou ordinary shares had become vested and exercisable because both the service period and the performance requirements had been met, and of such vested options, options for the purchase of 22,918,596 Sogou ordinary shares had been exercised.

Of the contractually granted Sogou share options, options for the purchase of 7,200,000 Sogou ordinary shares vest and become exercisable in five equal installments, with (i) the first installment vesting upon Sogou’s IPO and the expiration of all underwriters’ lockup periods applicable to Sogou’s IPO, and (ii) each of the four subsequent installments vesting on the first, second, third and fourth anniversary dates, respectively, of the closing of Sogou’s IPO. The completion of an IPO is considered to be a performance condition of the awards. An IPO is not considered to be probable until it is completed. Under ASC 718, compensation cost should be accrued if it is probable that the performance condition will be achieved and should not be accrued if it is not probable that the performance condition will be achieved. As a result, no compensation expense will be recognized related to these Sogou share options until the completion of an IPO, and hence no share-based compensation expense was recognized for the three months ended September 30, 2016 for the options for the purchase of 7,200,000 Sogou ordinary shares that are subject to vesting upon completion of Sogou’s IPO.

As of September 30, 2016, for purposes of recognition of share-based compensation expense, Sogou had granted Sogou share options for the purchase of 32,537,008 Sogou ordinary shares, of which options for the purchase of 9,618,412 Sogou ordinary shares were outstanding. A summary of Sogou share option activity under the Sogou 2010 Share Incentive Plan as of and for the nine months ended September 30, 2016 is presented below:

			Weighted
	Number	Weighted	Average
	Of	Average	Remaining
	Shares	Exercise	Contractual
Options	(in thousands)	Price	Life (Years)
Outstanding at January 1, 2016	12,209	$0.369
Granted	2,337	0.001
Exercised	(3,800)	0.001
Forfeited or expired	(1,128)	0.001

Outstanding at September 30, 2016	9,618	0.468	6.58

Vested at September 30, 2016 and expected to vest thereafter	2,360

Exercisable at September 30, 2016	5

For the three and nine months ended September 30, 2016, total share-based compensation expense recognized for Sogou share options under the Sogou 2010 Share Incentive Plan was $0.2 million and $1.4 million, respectively. For the three and nine months ended September 30, 2015, total share-based compensation expense recognized for Sogou share options under the Sogou 2010 Share Incentive Plan was negative $0.4 million and $3.5 million, respectively.

As of September 30, 2016, there was $7.1 million of unrecognized compensation expense related to the unvested Sogou share options. The expense is expected to be recognized over a weighted average period of 0.34 years.

The fair value of the ordinary shares of Sogou was assessed using the income approach /discounted cash flow method, with a discount for lack of marketability, given that the shares underlying the awards were not publicly traded at the time of grant, and was determined with the assistance of a qualified professional appraiser using management’s estimates and assumptions. This assessment required complex and subjective judgments regarding Sogou’s projected financial and operating results, its unique business risks, the liquidity of its ordinary shares and its operating history and prospects at the time the grants were made.

The fair value of the Sogou share options granted to Sogou management and key employees was estimated on the date of grant using the Binomial option - pricing model (the “BP Model”) with the following assumptions used:

Assumptions Adopted
Average risk-free interest rate	1.90%~2.77%
Exercise multiple	2~3
Expected forfeiture rate (post-vesting)	0%~12%
Weighted average expected option life	7
Volatility rate	43%~50%
Dividend yield	0%
Fair value	3.18~3.93

Sogou estimated the risk-free rate based on the market yields of U.S. Treasury securities with an estimated country-risk differential as of the valuation date. An exercise multiple was estimated as the ratio of the fair value of the Sogou ordinary shares over the exercise price as of the time the Sogou share option is exercised, based on consideration of research studies regarding exercise patterns based on historical statistical data. In Sogou’s valuation analysis, a multiple of two was applied for employees and a multiple of three was applied for management. Sogou estimated the forfeiture rate to be 0% or 1% for the Sogou share options granted to Sogou management as of September 30, 2016 and 12% for the Sogou share options granted to Sogou employees as of September 30, 2016. The life of the Sogou share options is the contract life of the option. Based on the option agreement, the contract life of the Sogou share options is 10 years. As there is no trading market for Sogou’s ordinary shares, the expected volatility at the valuation date was estimated based on the historical volatility of comparable companies for the period before the grant date with length commensurate with the expected term of the Sogou share options. Sogou has no history or expectation of paying dividends on its ordinary shares. Accordingly, the dividend yield was estimated to be 0%.

Sohu Management Sogou Share Option Arrangement

Under an arrangement providing for Sogou share-based awards to be available for grants to members of Sohu’s Board of Directors, management and other key employees (“Sohu Management Sogou Share Option Arrangement”), which was approved by the boards of directors of Sohu and Sogou in March 2011, Sohu has the right to provide to members of Sohu’ Board of Directors, management and other key employees the opportunity to purchase from Sohu up to 12,000,000 ordinary shares of Sogou at a fixed exercise price of $0.625 or $0.001 per share. Of these 12,000,000 ordinary shares, 8,800,000 are Sogou ordinary shares previously held by Sohu and 3,200,000 are Sogou ordinary shares that were newly-issued on April 14, 2011 by Sogou to Sohu at a price of $0.625 per share, or a total of $2.0 million. As of September 30, 2016, Sohu had contractually granted options for the purchase of 10,705,000 Sogou ordinary shares to members of Sohu’ Board of Directors, management and other key employees under the Sohu Management Sogou Share Option Arrangement.

Of the contractually granted Sogou share options for the purchase of 10,705,000 Sogou ordinary shares, options for the purchase of 8,290,000 Sogou ordinary shares vest and become exercisable in four equal installments, with each installment vesting upon a service period requirement for Sohu’s management and key employees being met, as well as Sogou’s achievement of performance targets for the corresponding period. The performance target for each installment is set at the beginning of each vesting period. Accordingly, for purposes of recognition of share-based compensation expense, each installment is considered to be granted as of that date. As of September 30, 2016, Sohu had granted Sogou share options for the purchase of 8,290,000 Sogou ordinary shares under the Sohu Management Sogou Share Option Arrangement. As of September 30, 2016, options for the purchase of 8,232,500 Sogou ordinary shares had become vested and exercisable because both the service period and the performance requirements had been met, and vested options for the purchase of 7,512,500 Sogou ordinary shares had been exercised.

During 2015, options for the purchase of 15,000 Sogou ordinary shares were granted to members of Sohu’s Board of Directors. These Sogou share options vested and became exercisable as of December 31, 2015, as the service period requirement for vesting was met.

The remaining options for the purchase of 2,400,000 Sogou ordinary shares vest and become exercisable in five equal installments, with (i) the first installment vesting upon Sogou’s IPO and the expiration of all underwriters’ lockup periods applicable to the IPO, and (ii) each of the four subsequent installments vesting on the first, second, third and fourth anniversary dates, respectively, of the closing of Sogou’s IPO. All installments of the Sogou share options for the purchase of 2,400,000 Sogou ordinary shares that are subject to vesting upon the completion of Sogou’s IPO were considered granted upon the issuance of the options. The completion of a firm commitment IPO is considered to be a performance condition of the awards. An IPO event is not considered to be probable until it is completed. Under ASC 718, compensation cost should be accrued if it is probable that the performance condition will be achieved and should not be accrued if it is not probable that the performance condition will be achieved. As a result, no compensation expense will be recognized related to these Sogou share options until the completion of an IPO, and hence no share-based compensation expense was recognized for the three months ended September 30, 2016 for these options for the purchase of 2,400,000 Sogou ordinary shares.

As of September 30, 2016, for purposes of recognition of share-based compensation expense, Sohu had granted options for the purchase of 10,705,000 Sogou ordinary shares, of which options for the purchase of 3,189,500 Sogou ordinary shares were outstanding. A summary of Sogou share option activity under the Sohu Management Sogou Share Option Arrangement as of and for the nine months ended September 30, 2016 is presented below:

			Weighted
	Number	Weighted	Average
	Of	Average	Remaining
	Shares	Exercise	Contractual
Options	(in thousands)	Price	Life (Years)
Outstanding at January 1, 2016	3,664	$0.623
Granted	58	0.625
Exercised	(532)	0.625
Forfeited or expired	0

Outstanding at September 30, 2016	3,190	0.623	6.03

Vested at September 30, 2016 and expected to vest thereafter	790

Exercisable at September 30, 2016	732

For the three months and the nine months ended September 30, 2016, total share-based compensation expense recognized for Sogou share options under the Sohu Management Sogou Share Option Arrangement was $3,094 and $0.3 million, respectively. For the three months and the nine months ended September 30, 2015, total share-based compensation expense recognized for Sogou share options under the Sohu Management Sogou Share Option Arrangement was nil and $0.7 million, respectively.

As of September 30, 2016, there was $0.1 million unrecognized compensation expense related to unvested Sogou share options. The expense is expected to be recognized over a weighted average period of 0.25 years.

The method used to determine the fair value of Sogou share options granted to members of Sohu’s Board of Directors, management and other employees was the same as the method used for the Sogou share options granted to Sogou’s management and key employees as described above, except for the assumptions used in the BP Model as presented below:

Assumptions Adopted
Average risk-free interest rate	2.01%~2.15%
Exercise multiple	2~3
Expected forfeiture rate (post-vesting)	0%
Weighted average expected option life	6
Volatility rate	43%~47%
Dividend yield	0%
Fair value	2.56~3.31

Option Modification

In the first and second quarter of 2013, a portion of the Sogou share options granted under the Sogou 2010 Share Incentive Plan and the Sohu Management Sogou Share Option Arrangement were exercised early, and the Sogou ordinary shares issued upon exercise were transferred to trusts with the original option grantees as beneficiaries. The trusts will distribute the Sogou ordinary shares to those beneficiaries in installments based on the vesting requirements under the option agreements. Although these trust arrangements caused a modification of the terms of these Sogou share options, the modification was not considered substantive. Accordingly, no incremental fair value related to these Sogou ordinary shares resulted from the modification, and the remaining share-based compensation expense for these Sogou ordinary shares will continue to be recognized over the original remaining vesting period. As of September 30, 2016, options for the purchase of 11,370,000 Sogou ordinary shares granted under the Sogou 2010 Share Incentive Plan had been exercised early but had not been distributed to the beneficiaries of the trusts. All of the early-exercised Sogou ordinary shares that were distributed to those beneficiaries by the trusts in accordance with the vesting requirements under the option agreements have been included in the disclosures under the heading “Sogou 2010 Share Incentive Plan” above.

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

As of September 30, 2016, unvested Tencent restricted share unit awards held by these employees provided for the issuance of up to 53,100 ordinary shares of Tencent, taking into consideration a five-for-one split of Tencent’s shares that became effective in May 2014. For the three and nine months ended September 30, 2016, share-based compensation expense of negative $38,458 and $0.8 million, respectively, related to these Tencent restricted share units was recognized in the Group’s consolidated statements of comprehensive income. The negative $38,458 resulted from Sogou’s true-up of share-based compensation expense for forfeited Tencent restricted share units. For the three and nine months ended September 30, 2015, share-based compensation expense of negative $0.9 million and $1.5 million, respectively, related to these Tencent restricted share units was recognized in the Group’s consolidated statements of comprehensive income. The negative $0.9 million resulted from Sogou’s true-up of share-based compensation expense for forfeited Tencent restricted share units and re-measurement of share-based compensation expense based on the then-current fair value of the awards on September 30, 2015. As of September 30, 2016, there was $0.3 million of unrecognized compensation expense related to these unvested Tencent restricted share units. This amount is expected to be recognized over a weighted average period of 1.43 years.

3) Changyou.com Limited Share-based Awards

Changyou’s 2008 Share Incentive Plan

Changyou’s 2008 Share Incentive Plan (the “Changyou 2008 Share Incentive Plan”) originally provided for the issuance of up to 2,000,000 Changyou ordinary shares, including Changyou ordinary shares issued pursuant to the exercise of share options and upon vesting and settlement of restricted share units. The 2,000,000 reserved Changyou ordinary shares became 20,000,000 Changyou ordinary shares in March 2009 when Changyou effected a ten-for-one share split of its ordinary shares. Most of the awards granted under the Changyou 2008 Share Incentive Plan vest over a period of four years. The maximum term of any share right granted under the Changyou 2008 Share Incentive Plan is ten years from the grant date. The Changyou 2008 Share Incentive Plan will expire in August 2018.

Prior to the completion of Changyou’s initial public offering, Changyou had granted under the Changyou 2008 Share Incentive Plan 15,000,000 Changyou ordinary shares to its former chief executive officer Tao Wang, through Prominence Investments Ltd., which is an entity that may be deemed under applicable rules of the Securities and Exchange Commission to be beneficially owned by Tao Wang. Through September 30, 2016, Changyou had also granted under the Changyou 2008 Share Incentive Plan restricted share units, settleable upon vesting by the issuance of an aggregate of 4,614,098 Changyou ordinary shares, to certain members of its management other than Tao Wang, and certain other Changyou employees.

i) Share-based Awards granted before Changyou’s IPO

All of the restricted Changyou ordinary shares and restricted share units granted before Changyou’s IPO became vested by the end of 2013. Hence there has been no share-based compensation expense recognized with respect to such restricted Changyou ordinary shares and restricted share units since their respective vesting dates.

ii) Share-based Awards granted after Changyou’s IPO

Through September 30, 2016, in addition to the share-based awards granted before Changyou’s IPO, Changyou had granted restricted share units, settleable upon vesting with the issuance of an aggregate of 1,581,226 Changyou ordinary shares, to certain members of its management other than Tao Wang and to certain of its other employees. These Changyou restricted share units are subject to vesting over a four-year period commencing on their grant dates. Share-based compensation expense for such Changyou restricted share units is recognized on an accelerated basis over the requisite service period. The fair value of Changyou restricted share units was determined based on the market price of Changyou’s ADSs on the grant date.

A summary of activity for these Changyou restricted share units as of and for the nine months ended September 30, 2016 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2016	20	$14.25
Granted	0
Vested	0
Forfeited	0

Unvested at September 30, 2016	20	14.25

Expected to vest after September 30, 2016	20	14.25

For the three and nine months ended September 30, 2016, total share-based compensation expense recognized for the Changyou restricted share units described above was $22,000 and $66,000, respectively. For both the three and the nine months ended September 30, 2015, total share-based compensation expense recognized for the Changyou restricted share units described above was negative $0.3 million. The negative amount resulted from Changyou’s reversal of share-based compensation expense for Changyou restricted share units that were cancelled due to termination of employment prior to vesting.

As of September 30, 2016, there was $44,000 unrecognized compensation expense related to the unvested restricted share units. The expense is expected to be recognized over a weighted average period of 0.63 years. The total fair value of these restricted share units vested was nil during both the three and the nine months ended September 30, 2016. The total fair value of these restricted share units vested during the three and nine months ended September 30, 2015 was nil and $0.7 million, respectively.

Changyou 2014 Share Incentive Plan

On June 27, 2014, Changyou reserved 2,000,000 of its Class A ordinary shares under the Changyou.com Limited 2014 Share Incentive Plan (the “Changyou 2014 Share Incentive Plan”) for the purpose of making share incentive awards to certain members of its management and key employees. On November 2, 2014, the number of Class A ordinary shares reserved under the Changyou 2014 Share Incentive Plan increased from 2,000,000 to 6,000,000. The maximum term of any share right granted under the Changyou 2014 Share Incentive Plan is ten years from the grant date. The Changyou 2014 Share Incentive Plan will expire in June 2024. As of September 30, 2016, 2,808,000 shares were available for grant under the Changyou 2014 Share Incentive Plan.

i) Summary of share option activity

On November 2, 2014, Changyou approved the contractual grant of an aggregate of 2,416,000 Class A restricted share units to certain members of its management and certain other employees. On February 16, 2015, Changyou’s Board of Directors approved the conversion of 2,400,000 of these Class A restricted share units into options for the purchase of Class A ordinary shares at an exercise price of $0.01. On June 1, 2015, Changyou’s Board of Directors approved the contractual grant of options for the purchase of an aggregate of 1,998,000 Class A ordinary shares to certain members of its management and certain other employees at an exercise price of $0.01. On July 28, 2016, Changyou’s Board of Directors approved the contractual grant of options for the purchase of an aggregate of 100,000 Class A ordinary shares to certain member of its management at an exercise price of $0.01. These Changyou share options vest in four equal installments over a period of four years, with each installment vesting upon satisfaction of a service period requirement and the achievement of certain subjective performance targets. These Changyou share options are substantially similar to restricted share units except for the nominal exercise price, which would be zero for restricted share units.

Under ASC 718-10-25 and ASC 718-10-55, no grant date can be established until a mutual understanding is reached between the Company and the recipients clarifying the subjective performance requirements. If the service inception date preceded the grant date, compensation expense should be accrued beginning on the service inception date, and re-measured on each subsequent reporting date before the grant date is established, based on the then-current fair value of the awards. To determine the fair value of these Changyou share options, the public market price of the underlying Changyou Class A ordinary shares at each reporting date is used and a binomial valuation model is applied.

On November 2, 2015 and June 1, 2016, 450,000 and 329,000, respectively, of these Changyou share options had been granted and had become vested, as a mutual understanding of the subjective performance targets had been reached between Changyou and the recipients, the targets had been satisfied, and the service period requirements had been fulfilled. The cumulative share-based compensation expense for these granted Changyou share options has been adjusted and fixed based on their fair value of $4.7 million and $3.2 million, respectively, at the grant date.

A summary of Changyou share option activity under the Changyou 2014 Share Incentive Plan as of and for the nine months ended September 30, 2016 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at January 1, 2016	450	$0.01	8.84	$5,580
Granted	329	0.01
Exercised	(269)	0.01
Forfeited or expired	0

Outstanding at September 30, 2016	510	0.01	8.32	6,942

Vested at September 30, 2016	510	0.01	8.32	6,942

Exercisable at September 30, 2016	510	0.01	8.32	6,942

Note (1): The aggregated intrinsic value in the preceding table represents the difference between Changyou’s closing price of $27.25 per ADS, or $13.63 per Class A ordinary share, on September 30, 2016 and the nominal exercise prices of the share options.

For the three and nine months ended September 30, 2016, share-based compensation expense recognized for these share options under the Changyou 2014 Share Incentive Plan was $7.2 million and $9.3 million, respectively. For the three and nine months ended September 30, 2015, share-based compensation expense recognized for these share options under the Changyou 2014 Share Incentive Plan was negative $3.2 million and $7.7 million, respectively. The negative amount resulted from Changyou’s reversal of share-based compensation expense for restricted share units that were cancelled during the third quarter of 2015 due to termination of employment prior to vesting.

ii) Summary of restricted share unit activity

On November 2, 2014, Changyou had contractually granted under the 2014 Share Incentive Plan an aggregate of 16,000 Changyou Class A restricted share units to an employee. These Class A restricted share units are subject to vesting over a four-year period commencing on their grant dates. The fair values as of the grant dates of these Changyou restricted share units were determined based on market price of Changyou’s ADSs on the grant dates.

Due to the termination of employment of an employee during the second quarter of 2015 prior to vesting of Changyou restricted share units held by the employee, Changyou reversed share-based compensation expense in the amount of $17,000. There was no unrecognized compensation expense for these restricted share units after the second quarter of 2015, as all of them were forfeited during that quarter.

4) Sohu Video Share-based Awards

On January 4, 2012, Sohu Video adopted the Video 2011 Share Incentive Plan, under which 25,000,000 ordinary shares of Sohu Video are reserved for the purpose of making share incentive awards to management and key employees of Sohu Video and to Sohu management. The maximum term of any share incentive award granted under the Video 2011 Share Incentive Plan is ten years from the grant date. The Video 2011 Share Incentive Plan will expire on January 3, 2021. As of September 30, 2016, grants of options for the purchase of 16,368,200 ordinary shares of Sohu Video had been contractually made and were subject to vesting in four equal installments, with each installment vesting upon a service period requirement being met, as well as Sohu Video’s achievement of performance targets for the corresponding period. For purposes of ASC 718-10-25, as of September 30, 2016, no grant date had occurred, because the broader terms and conditions of the option awards had neither been finalized nor mutually agreed upon with the recipients. As of September 30, 2016, options for the purchase of 4,972,800 Sohu Video ordinary shares were vested.

For the three months and the nine months ended September 30, 2016, total share-based compensation expense recognized for vested Sohu Video options under the Video 2011 Share Incentive Plan was $149,000 and negative $448,000, respectively. For the three months and the nine months ended September 30, 2015, total share-based compensation expense recognized for vested Sohu Video options under the Video 2011 Share Incentive Plan was $99,000 and $199,000, respectively.

The fair value of the Sohu Video options contractually granted to management and key employees of Sohu Video and to Sohu management was estimated on the reporting date using the BP Model, with the following assumptions used:

Assumptions Adopted
Average risk-free interest rate	1.89%
Exercise multiple	2.8
Expected forfeiture rate (post-vesting)	19%
Weighted average expected option life	5.3
Volatility rate	49.7%
Dividend yield	0
Fair value	0.78

10. Related Party Transactions

Changyou’s Loan Arrangements with SoEasy

Commencing in April 2015, certain subsidiaries of Changyou and certain subsidiaries of SoEasy entered into a series of loan agreements pursuant to which the subsidiaries of Changyou are entitled to draw down HK dollar-denominated or U.S. dollar-denominated loans from the SoEasy subsidiaries and the SoEasy subsidiaries are entitled to draw down equivalent RMB-denominated loans from the subsidiaries of Changyou, to facilitate each other’s business operations. All of the loans carry a fixed rate of interest equal to the current market interest rate. During the first quarter of 2016, Changyou drew down from SoEasy U.S. dollar-denominated loans of approximately $29.9 million and granted RMB-denominated loans to SoEasy of approximately $30.2 million. During the second quarter of 2016, Changyou repaid to SoEasy U.S. dollar-denominated loans of approximately $12.9 million and received from SoEasy RMB-denominated loans of $12.1 million. As of September 30, 2016, Changyou had U.S. dollar-denominated loans payable to SoEasy in a total amount of approximately $29.2 million, which was recorded in other short-term liabilities. As of the same date, Changyou had RMB-denominated loans receivable from SoEasy in a total amount of approximately $29.2 million, which was recorded in prepaid and other current assets. For the three and nine months ended September 30, 2016, Changyou incurred interest expense of $0.2 million and $0.5 million, respectively, and earned interest income of $0.3 million and $1.0 million, respectively. As of September 30, 2016, total interest expense payable to SoEasy amounted to $0.4 million, which was recorded in other short-term liabilities; and total interest income receivable from SoEasy was $0.7 million, which was recorded in prepaid and other current assets.

Other Information

For the three and nine months ended September 30, 2016, the Sohu Group generated brand advertising revenue from SoEasy of nil and $862,000, respectively. For the three and nine months ended September 30, 2016, the Group incurred sales and marketing expense for SoEasy of nil and $216,000, respectively.

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

The Sohu Group holds over 50% of the total voting power and controls of the election of the Board of Directors of Sogou and, assuming that Tencent’s non-voting Class B Ordinary Shares are converted to voting shares, and that all Sogou share options under the Sogou 2010 Share Incentive Plan and all Sogou share options under the Sohu Management Sogou Share Option Arrangement are granted and exercised, the Sohu Group will continue to do so. As Sohu.com Inc. is the controlling shareholder of Sogou, Sohu.com Inc. consolidates Sogou in the Group’s consolidated financial statements, and recognizes noncontrolling interest reflecting economic interests in Sogou held by shareholders other than Sohu.com Inc.

Sohu’s Shareholding in Sogou

As of September 30, 2016, Sogou had outstanding a combined total of 334,670,182 ordinary shares and preferred shares held as follows:

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

12. Noncontrolling Interest

The primary subsidiaries and VIEs of the Sohu Group which are consolidated in its consolidated financial statements with noncontrolling interest recognized are Sogou and Changyou.

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

Noncontrolling Interest in the Consolidated Balance Sheets

As of December 31, 2015 and September 30, 2016, noncontrolling interest in the consolidated balance sheets was $547.6 million and $489.7 million, respectively.

	As of
	December 31, 2015 (in thousands)	September 30, 2016 (in thousands)
Sogou	$125,314	$150,393
Changyou	364,416	397,246

Total	$489,730	$547,639

Noncontrolling Interest of Sogou

As of September 30, 2016 and December 31, 2015, noncontrolling interest of Sogou of $150.4 million and $125.3 million, respectively, was recognized in the Sohu Group’s consolidated balance sheets, representing Sogou’s cumulative results of operations attributable to shareholders other than Sohu.com Inc., Sogou’s share-based compensation expense, the investments of shareholders other than Sohu.com Inc. in Preferred Shares and Ordinary Shares of Sogou, the repurchase of Sogou Series A Preferred Shares from noncontrolling shareholders in March 2014 and September 2015, and Sogou’s repurchase of Class A Ordinary Shares from noncontrolling shareholders in June 2014.

Noncontrolling Interest of Changyou

As of September 30, 2016 and December 31, 2015, noncontrolling interest of Changyou of $397.2 million and $364.4 million, respectively, was recognized in the Sohu Group’s consolidated balance sheets, representing a 31% and 32% economic interest, respectively, in Changyou’s net assets held by shareholders other than Sohu.com Inc. and reflecting the reclassification of Changyou’s share-based compensation expense from shareholders’ additional paid-in capital to noncontrolling interest.

Noncontrolling Interest in the Consolidated Statements of Comprehensive Income

For the three and nine months ended September 30, 2016, net income attributable to the noncontrolling interest in the consolidated statements of comprehensive income was $32.8 million and $80.2 million, respectively. For the three and nine months ended September 30, 2015, net income attributable to the noncontrolling interest in the consolidated statements of comprehensive income was $42.1 million and $107.3 million, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Sogou	$35,930	$20,283	$74,212	$46,383
Changyou	6,212	12,492	33,133	33,855

Total	$42,142	$32,775	$107,345	$80,238

Noncontrolling Interest of Sogou

For the three months ended September 30, 2016 and 2015, a $20.3 million and $35.9 million net income attributable to the noncontrolling interest of Sogou, respectively, was recognized in the Sohu Group’s consolidated statements of comprehensive income, representing Sogou’s net income attributable to shareholders other than Sohu.com Inc.

Noncontrolling Interest of Changyou

For the three months ended September 30, 2016 and 2015, net income of 12.5 million and $6.2 million, respectively, attributable to the noncontrolling interest of Changyou, representing a 31% economic interest in Changyou attributable to shareholders other than Sohu.com Inc. for the three months ended both September 30, 2016 and 2015, was recognized in the Sohu Group’s consolidated statements of comprehensive income.

13. Net Income /(Loss) per Share

Basic net income /(loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income /(loss) per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise or settlement of share-based awards using the treasury stock method. The dilutive effect of share-based awards with performance requirements is not considered before the performance targets are actually met. The computation of diluted net income /(loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect (i.e. an increase in earnings per share amounts or a decrease in loss per share amounts) on net income /(loss) per share. For the three and nine months ended September 30, 2016, 214,000 and 241,000, respectively, common shares potentially issuable upon the exercise or settlement of share-based awards using the treasury stock method were anti-dilutive and excluded from the denominator for calculation of diluted net loss per share.

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

In the calculation of Sohu.com Inc.’s diluted net income /(loss) per share, assuming a dilutive effect, the percentage of Sohu.com Inc.’s shareholding in Sogou was calculated by treating convertible preferred shares issued by Sogou as having been converted at the beginning of the period and unvested Sogou share options with the performance targets achieved as well as vested but unexercised Sogou share options as having been exercised during the period. The dilutive effect of share-based awards with a performance requirement was not considered before the performance targets were actually met. The effect of this calculation is presented as “incremental dilution from Sogou” in the table below. Assuming an anti-dilutive effect, all of these Sogou shares and share options are excluded from the calculation of Sohu.com Inc.’s diluted income /(loss) per share. As a result, Sogou’s net income /(loss) attributable to Sohu.com Inc. on a diluted basis equals the number used for the calculation of Sohu.com Inc.’s basic net income /(loss) per share.

For the three and nine months ended September 30, 2016, all of these Sogou shares and share options had an anti-dilutive effect, and therefore were excluded from the calculation of Sohu.com Inc.’s diluted net loss per share, and “incremental dilution from Sogou” in the table below was zero.

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

In the calculation of Sohu.com Inc.’s diluted net income /(loss) per share, assuming a dilutive effect, all of Changyou’s existing unvested restricted share units and share options, and vested restricted share units and share options that have not yet been settled, are treated as vested and settled by Changyou under the treasury stock method, causing the percentage of the weighted average number of shares held by Sohu.com Inc. in Changyou to decrease. As a result, Changyou’s net income /(loss) attributable to Sohu.com Inc. on a diluted basis decreased accordingly. The effect of this calculation is presented as “incremental dilution from Changyou” in the table below. Assuming an anti-dilutive effect, all of these Changyou restricted share units and share options are excluded from the calculation of Sohu.com Inc.’s diluted net income /(loss) per share. As a result, Changyou’s net income /(loss) attributable to Sohu.com Inc. on a diluted basis equals the number used for the calculation of Sohu.com Inc.’s basic net income /(loss) per share.

For the three and nine months ended September 30, 2016, all of these Changyou restricted share units had a dilutive effect, and therefore were included in the calculation of Sohu.com Inc.’s diluted net loss per share. This impact is presented as “incremental dilution from Changyou” in the table below.

The following table presents the calculation of the Sohu Group’s basic and diluted net income/ (loss) per share (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
Numerator:
Net income /(loss) attributable to Sohu.com Inc., basic (after subtracting the deemed dividend to noncontrolling Sogou Series A Preferred shareholders)	$39,121	$(74,814)	$(19,198)	$(158,124)

Effect of dilutive securities:
Incremental dilution from Sogou	0	0	0	0
Incremental dilution from Changyou	(324)	(472)	(884)	(1,125)

Net income /(loss) attributable to Sohu.com Inc., diluted	$38,797	$(75,286)	$(20,082)	$(159,249)

Denominator:
Weighted average basic common shares outstanding	38,633	38,728	38,582	38,695
Effect of dilutive securities:
Share options and restricted share units	32	0	0	0

Weighted average diluted common shares outstanding	38,665	38,728	38,582	38,695

Basic net income /(loss) per share attributable to Sohu.com Inc.	$1.01	$(1.93)	$(0.50)	$(4.09)

Diluted net income /(loss) per share attributable to Sohu.com Inc.	$1.00	$(1.94)	$(0.52)	$(4.12)

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

Financial Instruments-Credit Losses. In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Sohu Group is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.

Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments. In August 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments, which clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Sohu Group is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.

15. Subsequent Event

On October 24, 2016, Sohu Media entered into a loan agreement (the “Loan Agreement”) with AmazGame, pursuant to which Sohu Media may borrow from time to time from AmazGame up to RMB1.0 billion (or approximately US$148.64 million). The first request for an advance under the Loan Agreement must be made on or prior to December 31, 2016, and requests for further advances may be made for one year following the initial advance. Such one-year request period may be extended for another one-year period with the consent of AmazGame. Principal amounts outstanding under the Loan Agreement will bear interest at an annual rate of 6%. The outstanding principal of each advance will be due one year from the date of the advance, subject to extension for an additional year with the consent of AmazGame.

Also on October 24, 2016, Sohu.com (Game) Limited (“Sohu Game”), a Cayman Islands company that is an indirect subsidiary of Sohu and is the direct parent of Changyou, and Changyou entered into a share pledge agreement (the “Share Pledge Agreement”) pursuant to which Sohu Game pledged to Changyou an agreed-upon number of Changyou Class B ordinary shares of Changyou held by Sohu Game. The share pledge agreement will give Changyou the right to apply the outstanding principal and accrued interest on the loan to the repurchase of Changyou Class B ordinary shares from Sohu Game in the event that such principal and interest are not paid when due.

As of the date of this report, Sohu Media has not requested any advances from AmazGame under the Loan Agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this report, references to “us,” “we,” “our,” “our company,” “our Group,” the “Sohu Group,” the “Group,” and “Sohu.com” are to Sohu.com Inc. and, except where the context requires otherwise, our subsidiaries and variable interest entities (“VIEs”) Sohu.com Limited, Sohu.com (Hong Kong) Limited (“Sohu Hong Kong”), All Honest International Limited (“All Honest”), Sohu.com (Game) Limited (“Sohu Game”), Go2Map Inc., Sohu.com (Search) Limited (“Sohu Search”), Sogou Inc. (“Sogou”), Sogou (BVI) Limited (“Sogou BVI”), Sogou Hong Kong Limited (“Sogou HK”), Vast Creation Advertising Media Services Limited (“Vast Creation”), Sogou Technology Hong Kong Limited, Fox Video Investment Holding Limited (“Video Investment”), Fox Video Limited (“Sohu Video”), Fox Video (HK) Limited (“Video HK”), Focus Investment Holding Limited, Sohu Focus Limited, Sohu Focus (HK) Limited, Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu Software Technology Co., Ltd., Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”), Beijing Sogou Network Technology Co., Ltd (“Sogou Network”), Fox Information Technology (Tianjin) Limited (“Video Tianjin”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”), Beijing Sohu New Momentum Information Technology Co., Ltd. (“Sohu New Momentum”), Beijing Century High Tech Investment Co., Ltd. (“High Century”), Beijing Heng Da Yi Tong Information Technology Co., Ltd. (“Heng Da Yi Tong”, formerly known as Beijing Sohu Entertainment Culture Media Co., Ltd.), Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”), Beijing GoodFeel Technology Co., Ltd., Beijing Sogou Information Service Co., Ltd. (“Sogou Information”), Beijing 21 East Culture Development Co., Ltd., Beijing Sohu Donglin Advertising Co., Ltd.(“Donglin”), Beijing Pilot New Era Advertising Co., Ltd. (“Pilot New Era”), Beijing Focus Yiju Network Information Technology Co., Ltd., SohuPay Science and Technology Co., Ltd., Beijing Sohu Dianjin Information Technology Co., Ltd., Beijing Yi He Jia Xun Information Technology Co., Ltd., Tianjin Jinhu Culture Development Co., Ltd. (“Tianjin Jinhu”), Guangzhou Qianjun Network Technology Co., Ltd. (“Guangzhou Qianjun”), Shenzhen Shi Ji Guang Su Information Technology Co., Ltd., Chengdu Sogou Easypay Technology Co., Ltd., Beijing Shi Ji Si Su Technology Co., Ltd., Chongqing Qogir Enterprise Management Consulting Co., Ltd., SendCloud Technology Co., Ltd., Beijing Hua Yang Lian Zhong Advertising Co., Ltd, Beijing Focus Interactive Information Service Co., Ltd., Beijing Focus Xin Gan Xian Information Technology Co., Ltd., Beijing Focus Real Estate Agency Co., Ltd. and our independently-listed majority-owned subsidiary Changyou.com Limited (“Changyou,” formerly known as TL Age Limited) as well as the following direct and indirect subsidiaries and VIEs of Changyou: Changyou.com HK Limited (“Changyou HK”) formerly known as TL Age Hong Kong Limited), Changyou.com Webgames (HK) Limited (“Changyou HK Webgames”), Changyou.com Gamepower (HK) Limited, ICE Entertainment (HK) Limited (“ICE HK”), Changyou.com Gamestar (HK) Limited, Changyou.com (US) LLC. (formerly known as AmazGame Entertainment (US) Inc.), Changyou.com Korea Limited, Changyou.com India Private Limited, Changyou BILISIM HIZMETLERI TICARET LIMITED SIRKETI, Kylie Enterprises Limited, Mobogarden Enterprises Limited, Heroic Vision Holdings Limited, TalkTalk Limited, RaidCall (HK) Limited, 7Road.com Limited (“7Road”), 7Road.com HK Limited (“7Road HK”), Changyou.com (TH) Limited, Changyou.com Rus Limited, PT.CHANGYOU TECHNOLOGY INDONESIA, Changyou Middle East FZ-LLC, Changyou.com Technology Brazil Desenvolvimento De Programas LTDA, Greative Entertainment Limited (formerly known as Greative Digital Limited), Glory Loop Limited (“Glory Loop”), MoboTap Inc. (“MoboTap”, a Cayman Islands company), MoboTap Inc. Limited (“MoboTap HK”), MoboTap Inc. (a Delaware corporation), Dolphin Browser Inc., TMobi Limited (formerly known as Muse Entertainment Limited), Dstore Technology Limited, Mobo Information Technology Pte. Ltd., Changyou Mobo Glint Limited, Global Cool Limited, Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”), Beijing Changyou Skyline Property Management Co. Ltd, Beijing Cruise stars Technology Co., Ltd., Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”), ICE Information Technology (Shanghai) Co., Ltd. (“ICE Information”), Beijing Changyou RaidCall Internet Technology Co., Ltd. (“RaidCall”), Beijing Yang Fan Jing He Information Consulting Co., Ltd. (“Yang Fan Jing He”), Shanghai Jingmao Culture Communication Co., Ltd. (“Shanghai Jingmao”), Shanghai Hejin Data Consulting Co., Ltd., Beijing Changyou Jingmao Film & Culture Communication Co., Ltd. (“Beijing Jingmao”), Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”), Beijing Guanyou Gamespace Digital Technology Co., Ltd. (“Guanyou Gamespace”), Beijing Zhi Hui You Information Technology Co., Ltd., Shanghai ICE Information Technology Co., Ltd. (“Shanghai ICE”), Shenzhen 7Road Network Technologies Co., Ltd. (“7Road Technology”), Beijing Changyou Star Digital Technology Co., Ltd (“Changyou Star”), Beijing Changyou Creation Information Technology Co., Ltd. (formerly known as Beijing Changyou e-pay Co. Ltd.), Beijing Changyou Aishouxin Ecological Technology Co., Ltd., Shenzhen Brilliant Imagination Technologies Co., Ltd. (“Brilliant Imagination”), Fujian Changyou Heguang Electronic Technology Co., Ltd., Beijing Baina Information Technology Co., Ltd., Baina Zhiyuan (Beijing) Technology Co., Ltd. (“Beijing Baina Technology”), Baina Zhiyuan (Chengdu) Technology Co., Ltd., Chengdu Xingyu Technology Co., Ltd., Baina (Wuhan) Information Technology Co., Ltd. (“Wuhan Baina Information”), Wuhan Xingyu Technology Co., Ltd., Wuhan Hualian Chuangke Technology Co., Ltd., Beijing Global Cool Technology Co., Ltd., Beijing Changyou Creative Technology Co., Ltd., and HongKong New Xinlang Electron Group Limited, and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”) on February 26, 2016, as updated by Part II Item 1A of this report. Readers are cautioned not to place undue reliance on these forward-looking statements.

OVERVIEW

Sohu.com Inc. (NASDAQ: SOHU), a Delaware corporation organized in 1996, is a leading Chinese online media, search and game service group providing comprehensive online products and services on PCs and mobile devices in the People’s Republic of China (the “PRC” or “China”). Our businesses are conducted by Sohu.com Inc. and its subsidiaries and VIEs (collectively referred to as the “Sohu Group” or “the Group”). The Sohu Group consists of Sohu, which when referred to in this report, unless the context requires otherwise, excludes the businesses and the corresponding subsidiaries and VIEs of Sogou Inc. (“Sogou”) and Changyou.com Limited (“Changyou”), Sogou and Changyou. Sogou and Changyou are indirect controlled subsidiaries of Sohu.com Inc. Sohu is a leading Chinese language online media content and services provider. Sogou is a leading online search, client software and mobile Internet product provider in China. Changyou is a leading online game developer and operator in China as measured by the popularity of its PC game Tian Long Ba Bu (“TLBB”) and its mobile game TLBB 3D, and engages primarily in the development, operation and licensing of online games for PCs and mobile devices. Most of our operations are conducted through our China-based subsidiaries and VIEs.

Factors and Trends Affecting our Business

With the accelerated shift in user activities from PCs to mobile devices and an increase in the number of Internet users, the usage of various kinds of mobile Internet services continued to increase. At Sohu, we focused our efforts on developing a portfolio of leading mobile products across our business lines that we believed our users would like.

For Sohu Media Portal, we continued our efforts to improve content quality and refine our mobile news products — the Sohu News APP and the Web-based HTML5 Portal m.sohu.com. In September, we launched a new version of Sohu News App to optimize the user interface and enhance user engagement. As of September 2016, daily active users of Sohu News APP continued to gain traction. In the third quarter, amid the slowdown in the growth of the economy in China, ad spending by large brand advertisers was soft, while demand from small and medium enterprise (SME) customers remained healthy.

The online video service remained one of the most popular internet applications, and continued to gain viewers from television stations. The video industry continued to be deeply competitive as major online platforms aggressively competed for popular content. The competition lead to an escalation in the price of content. To secure a leading position in the online video industry, during 2016 Sohu Video has ramped up its investment in content, particularly in original productions. These investments have contributed to the expansion of our user base, which we expect will benefit our video advertising and subscription businesses. In the meantime, due to increased costs for content, the loss-making of Sohu Video widened in the first three quarters of 2016.

For our search and search-related business, Sogou is one of the top players in the online search sector in China. We have reinforced our competitive position through cooperation with Tencent, which has helped us build exclusive access to Tencent’s social platforms and bring in unique and high-quality content. In the third quarter of 2016, we diligently enhanced our healthcare and English search services. Sogou’s mobile search traffic more than doubled from the same period in 2015, contributing nearly three-fourths of aggregate traffic. Mobile search revenues accounted for more than 50% of total search revenues. During the third quarter, we also made encouraging progress in artificial intelligence, in particular with voice technology. The daily usage of voice input through Sogou Mobile Keyboard increased by 100% from a year ago. Due to newly-imposed regulations for online advertising that tightened the scrutiny of advertisers’ qualifications, in the third quarter, Sogou’s year-over-year revenue growth decelerated from the previous quarters.

For Changyou’s PC game business, revenues from Tian Long Ba Bu (“TLBB”) remained stable on a sequential basis. Changyou’s top priority for TLBB is to retain a core base of game players and maintain the long-term healthy development of the game. To realize this, a new expansion pack for the game will be launched during the fourth quarter of 2016, which is expected to stabilize monthly active accounts, as well as to extend the game’s life span. For Changyou’s mobile game business, revenues from TLBB 3D mobile game declined sequentially by approximately 28%, mainly due to its natural declining life cycle and increasing competition in the Massively Multiplayer Online Role-playing Games (“MMORPGs”) mobile game market. In order to extend the game’s life span, Changyou will explore new social interactive features that can be added to the game. Overall, Changyou plans to stick to the “Top Games, Big IP, Mass Marketing” strategy, and focus on developing popular games that resonate with users and retain their interest over the long term. For the three months ended September 30, 2016, the PC games and mobile games that Changyou operates had approximately 5.5 million total average monthly active accounts and approximately 1.7 million total active paying accounts.

Our Business

Through the operation of Sohu, Sogou and Changyou, we generate online advertising revenues (including brand advertising revenues and search and search-related revenues), online games revenues and other revenues. Online advertising and online games are our core businesses. For the three months ended September 30, 2016, total revenues generated by Sohu, Sogou and Changyou were approximately $410.6 million, including:

Sohu:

•	$99.2 million in brand advertising revenues, of which $48.0 million was from Sohu Media Portal, $25.4 million was from Sohu Video, and $25.8 million was from Focus; and

•	$9.6 million in other revenues, mainly attributable to revenues from interactive broadcasting services, paid subscription services, mobile-related services and sub-licensing of purchased video content to third parties.

Total revenues generated by Sohu were $108.8 million.

Sogou:

•	$150.7 million in search and search-related revenues; and

•	$15.2 million in other revenues, primarily attributable to Sogou’s offering of Internet value-added services (or “IVAS”) with respect to the operation of Web games and mobile games developed by third parties, as well as other services and products provided to users.

Total revenues generated by Sogou were $165.9 million.

Changyou:

•	$98.6 million in online game revenues;

•	$11.7 million in brand advertising revenues, mainly attributable to Changyou’s 17173.com Website; and

•	$25.6 million in other revenues attributable to Changyou’s cinema advertising and platform channel business.

Total revenues generated by Changyou were $135.9 million.

For the three months ended September 30, 2016 our total brand advertising revenues were $110.9 million, total search and search-related revenues were $150.7 million, total online game revenues were $98.6 million, and total other revenues were $50.4 million.

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

Other Business

Sohu also engages in the other business, which consists primarily of interactive broadcasting services, sub-licensing of purchased video content to third parties, paid subscription services, the filming business, and mobile-related services. Revenues generated by Sohu from the other business are classified as other revenues in our consolidated statements of comprehensive income.

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

Online Game Business

Changyou’s online game business offers to game players (a) PC games, which are interactive online games that are accessed and played simultaneously by hundreds of thousands of game players through personal computers and require that local client-end game access software be installed on the computers used; (b) mobile games, which are played on mobile devices and require an Internet connection; and (c) Web games, which are online games that are played through a Web browser with no local game software installation requirements. Web games became a relatively insignificant part of Changyou’s online games business following the sale of 7Road’s operating company Shenzhen 7Road Technology Co., Ltd., or Shenzhen 7Road, in August 2015. All of Changyou’s games are operated under the item-based revenue model, meaning that game players can play the games for free, but can choose to pay for virtual items, which are non-physical items that game players can purchase and use within a game, such as gems, pets, fashion items, magic medicine, riding animals, hierograms, skill books and fireworks. Revenues derived from the operation of online games are classified as online game revenues in our consolidated statements of comprehensive income.

Platform Channel Business

Changyou’s platform channel business consists primarily of the operation of the 17173.com Website, the Dolphin Browser and RaidCall. The 17173.com Website, which is one of the leading game information portals in China, provides news, electronic forums, online videos and other information services on online games to game players. The Dolphin Browser is a gateway to a host of user activities on mobile devices, with the majority of its users based in Europe, Russia and Japan. RaidCall provides online music and entertainment services, primarily in Taiwan. During the three months ended September 30, 2016, Changyou management determined that the Dolphin Browser was unable to provide expected synergies with Changyou’s platform business and therefore formed the intention to divest Changyou’s 51% equity interest in MoboTap (collectively with its subsidiaries and VIEs “MoboTap”), which is the mobile technology developer behind the Dolphin Browser. Therefore, the assets and liabilities of MoboTap were recognized as assets held for sale and liabilities held for sale, respectively, in the third quarter of 2016. Revenues generated by the 17173.com Website are classified as brand advertising revenues and revenues generated by the Dolphin Browser and by RaidCall are classified as other revenues in the Group’s consolidated statements of comprehensive income.

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

Basis of Consolidation

Our consolidated financial statements include the accounts of Sohu.com Inc. and its subsidiaries and consolidated VIEs. All intercompany transactions are eliminated.

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

Noncontrolling Interest Recognition

Noncontrolling interests are recognized to reflect the portion of the equity of subsidiaries and VIEs which is not attributable, directly or indirectly, to the controlling shareholder. Currently, the noncontrolling interests in our consolidated financial statements primarily consist of noncontrolling interests for Sogou and Changyou.

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

Both pay-for-click services and online marketing services on Web directories operated by Sogou expand distribution of advertisers’ promotional links or advertisements by leveraging traffic on Sogou Website Alliance members’ Websites. We recognize gross revenue equal to the amount of fees we receive from advertisers, as we have the primary responsibility for fulfillment and acceptability. Payments made to Sogou Website Alliance members are included in cost of search and search-related revenues as traffic acquisition costs. We pay Sogou Website Alliance members based on either revenue-sharing arrangements, under which we pay a percentage of pay-for-click revenues generated from clicks by users of their properties, or on a pre-agreed unit price.

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

Other revenues

Sohu

Sohu also engages in the other business, which consists primarily of interactive broadcasting services, sub-licensing of purchased video content to third parties, paid subscription services, and the filming business.

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

Product Development Expenses

Product development expenses mainly consist of salary and benefits expenses, technical service fees, depreciation and amortization expenses, stock-based compensation, content and license expenses, and facilities expenses. These expenses are incurred for the enhancement and maintenance of our Internet platforms as well as for our products and services, including the development costs of online games prior to the establishment of technological feasibility and maintenance costs after the online games are available for marketing.

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

Options for the purchase of 2,400,000 Changyou ordinary shares that were converted to options from restricted share units on February 16, 2015, options contractually granted on June 1, 2015 for the purchase of 1,998,000 Changyou ordinary shares and options contractually granted on July 28, 2016 for the purchase of 1000,000 Changyou ordinary shares are subject to vesting in four equal installments over a period of four years, with each installment vesting upon satisfaction of a service period requirement and certain subjective performance targets. Under ASC 718-10-25, no grant date can be established until a mutual understanding is reached between Changyou and the recipients clarifying the subjective performance requirements. In accordance with ASC 718-10-55, as the service inception date preceded the grant date, compensation expense was accrued beginning on the service inception date and will be re-measured on each subsequent reporting date before the grant date is established, based on the then-current fair value of the awards. The estimate of the awards’ fair values will be fixed in the period in which the grant date occurs, and cumulative compensation expense will be adjusted based on the fair values at the grant date. In determining the fair values of Changyou share options granted, the public market price of the underlying shares at each reporting date was used, and a binomial valuation model was applied.

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

Sohu Video Share-based Awards

On January 4, 2012, Sohu Video, the holding entity of Sohu’s video division, adopted a 2011 Share Incentive Plan (the “Video 2011 Share Incentive Plan”) which provides for the issuance of up to 25,000,000 ordinary shares of Sohu Video (representing approximately 10% of the outstanding Sohu Video shares on a fully-diluted basis) to management and key employees of the video division and to Sohu management. As of September 30, 2016, grants of options for the purchase of 16,368,200 ordinary shares of Sohu Video had been contractually made, of which options for the purchase of 4,972,800 ordinary shares were vested.

For purposes of ASC 718-10-25, as of September 30, 2016, no grant date had occurred, because the broader terms and conditions of the option awards had neither been finalized nor mutually agreed upon with the recipients. Therefore the fair value of the awards is not determinable and cannot be accounted for. In accordance with ASC 718-10-55, our management determined that the service inception date with respect to vested option awards for the purchase of 4,972,800 shares had preceded the grant date. Therefore, we recognized compensation expense for these vested Sohu Video share-based awards and re-measured, and will re-measure, the compensation expense on each subsequent reporting date based on the then-current fair values of these vested awards until the grant date is established.

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

Our deferred tax assets relate to net operating losses and temporary differences between accounting basis and tax basis for our China- Based Subsidiaries and VIEs, which are subject to corporate income tax in the PRC under the PRC Corporate Income Tax Law (the “CIT Law”).

Applicable Income Tax Rate

The CIT Law applies an income tax rate of 25% to all enterprises but grants preferential tax treatment to High and New Technology Enterprises (“HNTEs”). Under this preferential tax treatment, HNTEs can enjoy an income tax rate of 15%, but need to re-apply every three years. During this three-year period, an HNTE must conduct an annual qualification self-review each year to ensure it meets the HNTE criteria and is eligible for the 15% preferential tax rate for that year. If an HNTE fails to meet the criteria for qualification as an HTNE in any year, the enterprise cannot enjoy the 15% preferential tax rate in that year, and must instead use the regular 25% CIT rate. The CIT Law and its implementing regulations provide that a “Software Enterprise” can enjoy an income tax exemption for two years beginning with its first profitable year and a 50% reduction to a rate of 12.5% for the subsequent three years. An entity that qualifies as a “Key National Software Enterprise” (“KNSE”) can enjoy a further reduced preferential income tax rate of 10 Enterprises must perform a self-assessment each year to ensure they meet the relevant criteria for qualification as Software Enterprises and/or KNSEs and file required documents with the tax authorities before using the preferential CIT rates. These enterprises will be subject to authorities’ assessment each year after as to whether they are entitled to use the relevant preferential CIT treatments. If at any time during the preferential tax treatment years an enterprise uses the preferential CIT rates but fails to meet applicable criteria for qualification, the relevant authorities may revoke the enterprise’s Software Enterprise/KNSE status.

Principal Entities Qualified as HNTEs

As of September 30, 2016, the following principal entities were qualified as HNTEs and were entitled to an income tax rate of 15%.

For Sohu’s Business

•	Sohu Internet. Sohu Internet is qualified as an HNTE for 2016 and 2017, and will need to re-apply for HNTE qualification in 2018.

•	Sohu Era, Sohu Media and Guangzhou Qianjun. Sohu Era, Sohu Media and Guangzhou Qianjun are each qualified as HNTEs for 2016, and will need to re-apply for HNTE qualification in 2017.

For Sogou’s Business

•	Sogou Information. Sogou Information is qualified as an HNTE for 2016 and 2017, and will need to re-apply for HNTE qualification in 2018.

•	Sogou Technology. Sogou Technology is qualified as an HNTE for 2016, and will need to re-apply for HNTE qualification in 2017.

For Changyou’s Business

•	AmazGame and Gamease. AmazGame and Gamease are each qualified as HNTEs for 2016, and will need to re-apply for HNTE qualification in 2017.

Principal Entities Qualified as Software Enterprises

For Sohu’s Business

•	Sohu New Momentum. In 2016, Sohu New Momentum is in the first of three years in which it is entitled to a 50% reduction to a rate of 12.5% as a Software Enterprise.

For Sogou’s Business

•	Sogou Technology recently filed documents for qualification as a KNSE for 2015 pursuant to new requirements for obtaining such qualification that were issued on May 4, 2016. As of the date of this report Sogou Technology had not received a response to the filing.

•	Sogou Network recently filed documents for qualification as a Software Enterprise for 2015 pursuant to new requirements for obtaining such qualification that were issued on May 4, 2016. As of the date of this report Sogou Network had not received a response to the filing.

For Changyou’s Business

•	AmazGame. In 2013 and 2014, AmazGame was qualified as a KNSE and enjoyed a preferential income tax rate of 10% and recently received confirmation that it was qualified as a KNSE for 2015.

•	Gamespace. In 2016, Gamespace is in the third of three years in which it is entitled to a 50% reduction to a rate of 12.5% as a Software Enterprise.

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

In the calculation of Sohu.com Inc.’s diluted net income / (loss) per share, assuming a dilutive effect, the percentage of Sohu.com Inc.’s shareholding in Sogou was calculated by treating convertible preferred shares issued by Sogou as having been converted at the beginning of the period and unvested Sogou share options with the performance targets achieved as well as vested but unexercised Sogou share options as having been exercised during the period. The dilutive effect of share-based awards with a performance requirement was not considered before the performance targets were actually met. Assuming an anti-dilutive effect, all of these Sogou shares and share options are excluded from the calculation of Sohu.com Inc.’s diluted income /(loss) per share. As a result, Sogou’s net income /(loss) attributable to Sohu.com Inc. on a diluted basis equals the number used for the calculation of Sohu.com Inc.’s basic net income /(loss) per share.

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

In the calculation of Sohu.com Inc.’s diluted net income/ (loss) per share, assuming a dilutive effect, all of Changyou’s existing unvested restricted share units and share options, and vested restricted share units and share options that have not yet been settled, are treated as vested and settled by Changyou under the treasury stock method, causing the percentage of the weighted average number of shares held by Sohu.com Inc. in Changyou to decrease. As a result, Changyou’s net income / (loss) attributable to Sohu.com Inc. on a diluted basis decreased accordingly. Assuming an anti-dilutive effect, all of these Changyou restricted share units and share options are excluded from the calculation of Sohu.com Inc.’s diluted net income /(loss) per share. As a result, Changyou’s net income /(loss) attributable to Sohu.com Inc. on a diluted basis equals the number used for the calculation of Sohu.com Inc.’s basic net income /(loss) per share.

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

Our financial instruments mainly include cash equivalents, short-term investments, accounts receivable, assets held for sale, prepaid and other current assets, long-term investments (including available-for-sale equity securities), restricted time deposits, accounts payable, accrued liabilities, receipts in advance and deferred revenue, liabilities held for sale, other short-term liabilities and long-term accounts payable.

Cash Equivalents

Our cash equivalents mainly consist of time deposits with original maturities of three months or less, and highly liquid investments that are readily convertible to known amounts of cash.

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

Collateral related to Sogou Incentive Shares Trust Arrangements

In February 2013, we deposited $9.0 million in cash into restricted time deposit accounts at a bank as collateral for credit facilities provided by the bank to certain Sogou employees. The facilities were intended to fund the employees’ early exercise of Sogou share options and related PRC individual income tax. We were not subject to any additional potential payments other than the restricted time deposit amounts, and believe that the fair value of our guarantee liability was immaterial.

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

Comprehensive Income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Accumulated other comprehensive income, as presented on our consolidated balance sheets, includes a cumulative foreign currency translation adjustment and a unrealized gain/(loss) on available-for-sale securities.

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

RESULTS OF OPERATIONS

Revenues

The following table presents our revenues by revenue source and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,						Nine Months Ended September 30,
	2015		2016		2016 vs 2015		2015		2016		2016 vs 2015
	Amount	Percentage of the total revenue	Amount	Percentage of the total revenue	Amount	Incremental ratio	Amount	Percentage of the total revenue	Amount	Percentage of the total revenue	Amount	Incremental ratio
Revenues
Online advertising:
Brand advertising	$151,517	29%	$110,871	27%	(40,646)	(27)%	$436,187	30%	$349,261	28%	(86,926)	(20)%
Search and search-related	147,938	28%	150,667	37%	2,729	2%	388,270	26%	444,633	36%	56,363	15%

Subtotal of online advertising revenues	299,455	57%	261,538	64%	(37,917)	(13)%	824,457	56%	793,894	64%	(30,563)	(4)%

Online game	152,501	29%	98,553	24%	(53,948)	(35)%	509,845	35%	300,309	24%	(209,536)	(41)%
Others	70,134	14%	50,491	12%	(19,643)	(28)%	136,686	9%	144,469	12%	7,783	6%

Total revenues	$522,090	100%	$410,582	100%	(111,508)	(21)%	$1,470,988	100%	$1,238,672	100%	(232,316)	(16)%

Online Advertising Revenues

Online advertising revenues were $261.5 million and $793.9 million, respectively, for the three and nine months ended September 30, 2016, compared to $299.5 million and $824.5 million, respectively, for the corresponding periods in 2015. The decrease in online advertising revenues from the three months ended September 30, 2015 to the three months ended September 30, 2016 was $37.9 million, representing a year-on-year decrease rate of 13%, and the decrease from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 was $30.6 million, representing a year-on-year decrease rate of 4%.

Brand Advertising Revenues, Generated by Sohu and Changyou

Brand advertising revenues were $110.9 million and $349.3 million, respectively, for the three and nine months ended September 30, 2016, compared to $151.5 million and $436.2 million, respectively, for the corresponding periods in 2015. The decrease in brand advertising revenues from the three months ended September 30, 2015 to the three months ended September 30, 2016 was $40.6 million, representing a year-on-year decrease rate of 27%, and the decrease from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 was $86.9 million, representing a year-on-year decrease rate of 20%. The year-on-year decreases in brand advertising revenues were mainly from Sohu Video.

Sohu

•	Sohu Media Portal

Revenues from Sohu Media Portal were $48.0 million and $140.1 million, respectively, for the three and nine months ended September 30, 2016, compared to $51.2 million and $148.6 million, respectively, for the corresponding periods in 2015. The decrease in revenues from Sohu Media Portal from the three months ended September 30, 2015 to the three months ended September 30, 2016 was $3.2 million, representing a year-on-year decrease rate of 6%, and the decrease from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 was $8.5 million, representing a year-on-year decrease rate of 6%. The number of advertisers for Sohu Media Portal was 1,865 and 2,997, respectively, for the three and nine months ended September 30, 2016, compared to 1,597 and 2,987, respectively, for the corresponding periods in 2015. The average amount spent per advertiser was approximately $26,000 and $47,000, respectively, for the three months and nine months ended September 30, 2016, compared to $32,000 and $50,000, respectively, for the corresponding periods in 2015.

•	Sohu Video

Revenues from Sohu Video were $25.4 million and $98.4 million, respectively, for the three and nine months ended September 30, 2016, compared to $55.4 million and $161.8 million, respectively, for the corresponding periods in 2015. The decrease in revenues from Sohu Video from the three months ended September 30, 2015 to the three months ended September 30, 2016 was $30.0 million, representing a year-on-year decrease rate of 54%, and the decrease from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 was $63.4 million, representing a year-on-year decrease rate of 39%. Both the number of advertisers and the average amount spent per advertiser for the three and nine months ended September 30, 2016 decreased compared to the corresponding periods in 2015, which led to the decreases in revenues from Sohu Video. The number of advertisers for Sohu Video was 208 and 385, respectively, for the three and nine months ended September 30, 2016, compared to 291 and 492, respectively, for the corresponding periods in 2015. The average amount spent per advertiser was approximately $122,000 and $256,000, respectively, for the three and nine months ended September 30, 2016, compared to $190,000 and $329,000, respectively, for the corresponding periods in 2015.

•	Focus

Revenues from Focus were $25.8 million and $79.6 million, respectively, for the three and nine months ended September 30, 2016, compared to $27.0 million and $83.6 million, respectively, for the corresponding periods in 2015. The decrease in revenues from Focus from the three months ended September 30, 2015 to the three months ended September 30, 2016 was $1.2 million, representing a year-on-year decrease rate of 4%, and the decrease from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 was $4.0 million, representing a year-on-year decrease rate of 5%.

Revenues from Focus were generated through the Fixed Price model and the E-commerce model.

For the Fixed Price model, revenues were $10.9 million and $36.3 million, respectively, for the three and nine months ended September 30, 2016, compared to$12.7 million and $41.6 million, respectively, for the corresponding periods in 2015, representing a decrease of 1.8 million and $5.3 million, respectively, from the three months ended September 30, 2015 to the three months ended September 30, 2016 and from the nine months ended September 30, 2015 to the nine months ended September 30, 2016. In the currently soft Chinese macro economy, advertisers are less willing to adopt the Fixed Price model, which caused our revenues from this model to decrease.

For the E-commerce model, revenues were $14.9 million and $43.3 million, respectively, for the three and nine months ended September 30, 2016, generally stable compared to $14.4 million and $42.0 million, respectively, for the corresponding periods in 2015.

Changyou

17173.com Website

Revenues from the 17173.com Website were $11.7 million and $31.1 million, respectively, for the three and nine months ended September 30, 2016, compared to $17.9 million and $42.3 million, respectively, for the corresponding periods in 2015. The decrease in revenues from 17173.com Website for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was $6.2 million, representing a year-on-year decrease of 35%, and the decrease for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was $11.2 million, representing a year-on-year decrease of 26%. The decreases were primarily a result of a shifting in user activities from PC games to other games. The number of advertisers on the 17173.com Website was 106 and 163, respectively, for the three and nine months ended September 30, 2016, compared to 89 and 171, respectively, for the corresponding periods in 2015. The average amount spent per advertiser was approximately $110,000 and $191,000, respectively, for the three months and nine months ended September 30, 2016, compared to $201,000 and $247,000, respectively, for the corresponding periods in 2015.

Search and Search-related Revenues, Generated by Sogou

Revenues from search and search-related services were $150.7 million and $444.6 million, respectively, for the three and nine months ended September 30, 2016, compared to $147.9 million and $388.3 million, respectively, for the corresponding periods in 2015. The increase in revenues from search and search-related services from the three months ended September 30, 2015 to the three months ended September 30, 2016 was $2.8 million, representing a year-on-year growth rate of 2%, and the increase from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 was $56.3 million, representing a year-on-year growth rate of 15%.

The increase in revenues from search and search-related services was mainly attributable to an increase in revenues from pay-for-click services.

Revenues from pay-for-click services accounted for approximately 83% and 82% of the total search and search-related revenues for the three and the nine months ended September 30, 2016, compared to 82% for both the three and the nine months ended September 30, 2015. The growth in revenues from pay-for-click services was principally attributable to an increase in the number of paid clicks, offsetting by depreciation of the RMB against the U.S. dollar. Paid clicks increased by approximately 13% and 27%, respectively, driven by growth in mobile search traffic, for the three and nine months ended September 30, 2016, compared to the corresponding periods in 2015.

Online Game Revenues Generated by Changyou

Revenues from the online game business were $98.6 million and $300.3 million, respectively, for the three and nine months ended September 30, 2016, compared to $152.5 million and $509.8 million, respectively, for the corresponding periods in 2015. The decrease was mainly due to the natural decline in revenues of TLBB and TLBB 3D, and a decrease in Web game revenue upon the completion of the sale of the 7Road business during the third quarter of 2015.

PC games and Mobile Games

Revenues from PC games were $70.4 million and $204.3 million, respectively, for the three and nine months ended September 30, 2016, compared to $100.1 million and 298.2 million, respectively, for the corresponding periods in 2015. The decrease in revenues from PC games from the three months ended September 30, 2015 to the three months ended September 30, 2016 was $29.7 million, representing a year-on-year decrease rate of 30%, and the decrease from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 was $93.9 million, representing a year-on-year decrease rate of 31%. The year-on-year decrease in revenues from PC games was mainly due to the natural decline in revenues of TLBB, which is an older game and is the principal PC game operated by Changyou. For the three and nine months ended September 30, 2016, the PC game TLBB generated $56.0 million and $162.9 million, respectively, in revenues, accounting for approximately 57% and 54%, respectively, of Changyou’s online game revenues, approximately 41% and 41%, respectively, of Changyou’s total revenues and approximately 14% and 13%, respectively, of the Sohu Group’s total revenues.

Revenues from mobile games were $27.3 million and $92.5 million, respectively, for the three and nine months ended September 30, 2016, compared to $42.8 million and $167.3 million, respectively, for the corresponding periods in 2015. The decrease in revenues from mobile games from the three months ended September 30, 2015 to the three months ended September 30, 2016 was $15.5 million, representing a year-on-year decrease rate of 36%, and the decrease from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 was $74.8 million, representing a year-on-year decrease rate of 45%. The decrease was mainly due to revenues from Changyou’s mobile game TLBB 3D, which was launched in the fourth quarter of 2014.

The following table sets forth certain operating data for Changyou’s PC games and mobile games for the periods indicated:

Average Monthly Active Accounts (1)	Three Months Ended March 31		Three Months Ended June 30		Three Months Ended September 30
(in millions)	PC games	Mobile games	PC games	Mobile games	PC games	Mobile games
2015	4.9	4.4	4.4	5.7	4.1	2.4
2016	3.0	3.2	2.9	2.4	2.7	2.8

Quarterly Aggregate Active Paying Accounts (2)	Three Months Ended March 31		Three Months Ended June 30		Three Months Ended September 30
(in millions)	PC games	Mobile games	PC games	Mobile games	PC games	Mobile games
2015	1.1	0.9	1.1	1.4	1.3	0.6
2016	1.1	0.8	1.0	0.6	1.0	0.7

(1)	Average Monthly Active Accounts for a given period refers to the number of registered accounts that were logged in to these games at least once during the period.
(2)	Quarterly Aggregate Active Paying Accounts for a given quarter refers to the number of accounts from which game points were used at least once during the quarter.

Web Games

Revenues from Web games were $0.8 million and $3.5 million, respectively, for the three and nine months ended September 30, 2016, compared to $9.5 million and $44.3 million, respectively, for the corresponding periods in 2015. The decrease in Web games revenues was mainly due to a decrease in Web game revenues upon the completion of the sale of the 7Road business during the third quarter of 2015.

Other Revenues

Revenues from other services were $50.4 million and $144.5 million, respectively, for the three and nine months ended September 30, 2016, compared to $70.1 million and $136.7 million, respectively, for the corresponding periods in 2015. The decrease for the three months ended September 30, 2016 was mainly attributable to a $28.7 million decrease in revenues from the film business, offset by a $12.1 million increase in revenues from the cinema advertisement business and interactive broadcasting services. The increase for the nine months ended September 30, 2016 was mainly attributable to a $28.7 million increase in revenues from the cinema advertisement business and interactive broadcasting services, offset by a $22.8 million decrease in revenues from the film business. In the third quarter of 2015, revenue of $28.7 million was recognized for the film “Jian Bing Man,” which was broadcasted in that quarter.

Costs and Expenses

Cost of Revenues

The following table presents our cost of revenues by source and by proportion for the periods indicated (in thousands, except percentages)

	Three Months Ended September 30,						Nine Months Ended September 30,
	2015		2016		2016 vs 2015		2015		2016		2016 vs 2015
	Amount	Percentage of the total cost	Amount	Percentage of the total cost	Amount	Incremental ratio	Amount	Percentage of the total cost	Amount	Percentage of the total cost	Amount	Incremental ratio
Cost of revenues:
Online advertising:
Brand advertising	$91,163	43%	$102,137	46%	$10,974	12%	$295,562	45%	$281,427	45%	$(14,135)	(5)%
Search and search-related	62,365	29%	76,457	34%	14,092	23%	170,836	26%	210,547	34%	39,711	23%

Subtotal of cost of online advertising revenues	153,528	72%	178,594	80%	25,066	16%	466,398	71%	491,974	79%	25,576	5%

Online game	34,635	16%	23,719	11%	(10,916)	(32)%	128,049	19%	75,232	12%	(52,817)	(41)%
Others	25,996	12%	20,571	9%	(5,425)	(21)%	63,066	10%	60,783	9%	(2,283)	(4)%

Total cost of revenues	$214,159	100%	$222,884	100%	$8,725	4%	$657,513	100%	$627,989	100%	$(29,524)	(4)%

Cost of Online Advertising Revenues

Cost of online advertising revenues was $178.6 million and $492.0 million, respectively, for the three and nine months ended September 30, 2016, compared to $153.5 million and $466.4 million, respectively, for the corresponding periods in 2015. The increase in cost of online advertising revenues from the three months ended September 30, 2015 to the three months ended September 30, 2016 was $25.1 million, representing a year-on-year growth rate of 16%, and the increase from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 was $25.6 million, representing a year-on-year growth rate of 5%.

Cost of Brand Advertising Revenues

Cost of brand advertising revenues mainly consists of content and license costs, bandwidth leasing costs, salary and benefits expenses, and depreciation expenses.

Cost of brand advertising revenues was $102.1 million and $281.4 million, respectively, for the three and nine months ended September 30, 2016, compared to $91.2 million and $295.6 million, respectively, for the corresponding periods in 2015.

The increase in cost of brand advertising revenues from the three months ended September 30, 2015 to the three months ended September 30, 2016 was $11.0 million, representing a year-on-year increase rate of 12%. The increase mainly consisted of a $18.0 million increase in content and license costs, offset by a $6.0 million decrease in bandwidth leasing costs.

The decrease in cost of brand advertising revenues from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 was $14.1 million, representing a year-on-year decrease rate of 5%. The decrease mainly consisted of a $14.4 million decrease in bandwidth leasing costs.

Our brand advertising gross margin was 8% and 19%, respectively, for the three and nine months ended September 30, 2016, as compared to 40% and 32%, respectively, for the corresponding periods in 2015. The year-over-year decreases in our brand advertising gross margin were mainly due to decreased video revenues.

Cost of Search and Search-related Revenues

Cost of search and search-related revenues mainly consists of traffic acquisition costs, bandwidth leasing costs, depreciation expenses, as well as salary and benefits expenses.

Cost of search and search-related revenues were $76.5 million and $210.5 million, respectively, for the three and nine months ended September 30, 2016, compared to $62.4 million and $170.8 million, respectively, for the corresponding periods in 2015.

The increase in cost of search and search-related revenues from the three months ended September 30, 2015 to the three months ended September 30, 2016 was $14.1 million. The increase mainly consisted of a $10.7 million increase in traffic acquisition costs and a $2.5 million increase in bandwidth leasing costs.

The increase in cost of search and search-related revenues from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 was $39.7 million. The increase mainly consisted of a $34.4 million increase in traffic acquisition costs and a $5.1 million increase in bandwidth leasing costs.

Our search and search-related gross margin was 49% and 53%, respectively, for the three and nine months ended September 30, 2016, as compared to 58% and 56%, respectively, for the corresponding periods in 2015. The decreases in our search and search-related gross margin were mainly due to higher traffic acquisition costs as a percentage of search and search-related revenues.

Cost of Online Game Revenues

Cost of online game revenues mainly consists of revenue-sharing payments, salary and benefits expense, bandwidth leasing costs, content and license costs, amortization and depreciation expenses, and other direct costs.

Cost of online game revenues was $23.7 million and $75.2 million, respectively, for the three and nine months ended September 30, 2016, compared to $34.6 million and $128.0 million, respectively, for the corresponding periods in 2015.

The decrease in cost of online game revenues from the three months ended September 30, 2015 to the three months ended September 30, 2016 was $10.9 million. The decrease included an $4.6 million decrease in revenue-sharing payments to mobile APP stores, a $1.3 million decrease in impairment provision for operating rights for licensed games with technological feasibility, a $1.1 million decrease in salary and benefits expenses, and a $1.0 million decrease in bandwidth leasing costs.

The decrease in cost of online game revenues from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 was $52.8 million. The decrease included a $32.1 million decrease in revenue-sharing payments to mobile APP stores, a $5.0 million decrease in salary and benefits expenses, a $3.5 million decrease in impairment provision for operating rights for licensed games with technological feasibility, a $3.2 million decrease in depreciation and amortization expenses, and a $2.9 million decrease in bandwidth leasing costs.

Our online game gross margin was 76% and 75%, respectively, for the three and nine months ended September 30, 2016, compared to 77% and 75%, respectively, for the corresponding periods in 2015.

Cost of Other Revenues

Cost of revenues for other services was $20.6 million and $60.8 million, respectively, for the three and nine months ended September 30, 2016, compared to $26.0 million and $63.1 million, respectively, for the corresponding periods in 2015. The decreases were mainly due to $5.7 million in film production costs for “Jian Bing Man” that were recognized concurrently with revenue in the third quarter of 2015.

Operating Expenses

The following table presents our operating expenses by nature and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,						Nine Months Ended September 30,
	2015		2016		2016 vs 2015		2015		2016		2016 vs 2015
	Amount	Percentage of the total expense	Amount	Percentage of the total expense	Amount	Incremental ratio	Amount	Percentage of the total expense	Amount	Percentage of the total expense	Amount	Incremental ratio
Operating expenses:
Product development	$92,779	35%	$90,007	38%	$(2,772)	(3)%	$295,741	40%	$261,645	39%	$(34,096)	(12)%
Sales and marketing	98,596	37%	110,584	46%	11,988	12%	285,701	38%	318,597	47%	32,896	12%
General and administrative	33,330	13%	38,670	16%	5,340	16%	128,214	17%	95,927	14%	(32,287)	(25)%
Goodwill impairment and impairment of intangible assets acquired as part of a business acquisition	40,324	15%	0	0%	(40,324)	(100)%	40,324	5%	0	0%	(40,324)	(100)%

Total operating expenses	$265,029	100%	$239,261	100%	$(25,768)	(10)%	$749,980	100%	$676,169	100%	$(73,811)	(10)%

Product Development Expenses

Product development expenses mainly consist of salary and benefits expenses, technical service fees, depreciation and amortization expenses, stock-based compensation, content and license expenses, and facilities expenses.

Product development expenses were $90.0 million and $261.6 million, respectively, for the three and nine months ended September 30, 2016, compared to $92.8 million and $295.7 million, respectively, for the corresponding periods in 2015.

The decrease in product development expenses from the three months ended September 30, 2015 to the three months ended September 30, 2016 was $2.8 million. The decrease mainly consisted of a $4.9 million decrease in salary and benefits expense, and a $3.7 million decrease in impairment provision for operating rights for licensed games with technological feasibility, offset by a $5.4 million increase in share-based compensation expense.

The decrease in product development expenses from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 was $34.1 million. The decrease mainly consisted of a $21.7 million decrease in salary and benefits expense, a $6.8 million decrease in impairment provision for operating rights for licensed games with technological feasibility, a $3.9 million decrease in share-based compensation expense, and a $3.5 million decrease in depreciation and amortization expense, offset by a $3.1 million increase in technical service fees.

Sales and Marketing Expenses

Sales and marketing expenses mainly consist of advertising and promotional expenditures, salary and benefits expenses, travel expenses, and facility expenses.

Sales and marketing expenses were $110.6 million and $318.6 million, respectively, for the three and nine months ended September 30, 2016, compared to $98.6 million and $285.7 million, respectively, for the corresponding periods in 2015.

The increase in sales and marketing expenses from the three months ended September 30, 2015 to the three months ended September 30, 2016 was $12.0 million. The increase mainly consisted of a $19.0 million increase in advertising and promotional expenditures, offset by a $6.7 million decrease in salary and benefits expenses.

The increase in sales and marketing expenses from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 was $32.9 million. The increase mainly consisted of a $57.9 million increase in advertising and promotional expenditures, offset by a $20.4 million decrease in salary and benefits expenses, a $1.6 million decrease in content and license expenses, a $1.2 million decrease in depreciation and amortization expense, and a $0.6 million decrease in share-based compensation expense.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses, professional service fees, share-based compensation expense, facility and office expenses, depreciation and amortization expenses, and travel expenses.

General and administrative expenses were $38.7 million and $95.9 million, respectively, for the three and nine months ended September 30, 2016, compared to $33.3 million and $128.2 million, respectively, for the corresponding periods in 2015.

The increase in general and administrative expenses from the three months ended September 30, 2015 to the three months ended September 30, 2016 was $5.3 million. The increase mainly consisted of a $9.6 million increase in share-based compensation expense, offset by a $2.2 million decrease in facilities expenses, and a $1.8 million decrease in salary and benefits expenses.

The decrease in general and administrative expenses from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 was $32.3 million. The decrease mainly consisted of a $8.1 million decrease in salary and benefits expenses, a $7.1 million decrease in share-based compensation expense, a $7.0 million decrease in professional service fees, a $5.2 million decrease in facilities expenses, a $2.9 million decrease in depreciation and amortization expenses and a $1.9 million decrease in travel expenses.

Goodwill Impairment and Impairment of Intangibles Acquired as Part of a Business Acquisition

For the three and nine months ended September 30, 2016, there was no goodwill impairment or impairment of intangibles acquired as part of business acquisitions.

In the third quarter of 2015, we recognized $40.3 million of goodwill impairment and impairment of intangibles acquired as part of a business acquisition. This $40.3 million impairment loss consisted primarily of a $29.6 million goodwill impairment loss and an $8.9 million intangible assets impairment loss related to the MoboTap business, as Changyou management determined that MoboTap was unable to provide expected synergies with Changyou’s platform business.

Share-based Compensation Expense

Share-based compensation expense was recognized in costs and expenses for the three and nine months ended September 30, 2015 and September 30, 2016, respectively, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Share-based compensation expense	2015	2016	2015	2016
Cost of revenues	$99	$295	$957	$294
Product development expenses (1)	(1,331)	4,105	9,680	5,801
Sales and marketing expenses	466	752	1,573	927
General and administrative expenses (1)	(1,536)	8,018	16,255	9,125

	$(2,302)	$13,170	$28,465	$16,147

Share-based compensation expense recognized for share awards of Sohu (excluding Sohu Video), Sogou, Changyou and Sohu Video was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Share-based compensation expense	2015	2016	2015	2016
For Sohu (excluding Sohu Video) share-based awards	$2,294	$5,639	$15,031	$4,749
For Sogou share-based awards (1) (2)	(1,230)	180	5,706	2,505
For Changyou share-based awards (1)	(3,465)	7,202	7,529	9,340
For Sohu Video share-based awards (1)	99	149	199	(447)

	$(2,302)	$13,170	$28,465	$16,147

Note (1): The negative amount resulted from re-measured compensation expense based on the then-current fair value of the awards on each reporting date as well as a true-up of share-based compensation expense for forfeited share options and restricted share units for Sogou and Changyou share-based awards.

Note (2): Compensation expense for Sogou share-based awards includes compensation expense for Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search-related businesses.

As of September 30, 2016, unrecognized share-based compensation expense for Sohu (excluding Sohu Video), Sogou and Changyou share-based awards was as follows (in thousands):

Unrecognized share-based compensation expense	As of September 30, 2016
For Sohu (excluding Sohu Video) share-based awards	$681
For Sogou share-based awards (3)	7,529
For Changyou share-based awards	86

$8,296

Note (3): Includes the unrecognized compensation expense for employees who transferred from Tencent with Soso search-related businesses.

Operating (Loss) / Profit

For the three and nine months ended September 30, 2016, we had an operating loss of $51.6 million and $65.5 million, respectively, compared to an operating profit of $42.9 million and $63.5 million, respectively, for the corresponding periods in 2015.

Other Income / (Expense)

We had other income of $3.7 million and other expense of $17.0 million, respectively, for the three and nine months ended September 30, 2016, compared to other income of $70.2 million and $72.9 million, respectively, for the corresponding periods in 2015. The changes were mainly due to a disposal gain of $55.1 million recognized from Changyou’s sale of the 7Road business and certain Changyou subsidiaries during the third quarter of 2015, and a $27.8 million one-time expense recognized in the second quarter of 2016 related to a donation by Sogou to Tsinghua University related to setting up a joint research institute focusing on artificial intelligence technology.

Net Interest Income

Net interest income was $6.1 million and $16.3 million, respectively, for the three and nine months ended September 30, 2016, compared to $5.2 million and $17.5 million, respectively, for the corresponding periods in 2015.

Income Tax Expense

Income tax expense was $1.0 million and $15.3 million, respectively, for the three and nine months ended September 30, 2016, compared to $29.5 million and $57.3 million, respectively, for the corresponding periods in 2015.

The decrease in income tax expense was mainly due to Changyou having recorded an income tax benefit of $0.5 million and income tax expense of $12.2 million, respectively, for the three and nine months ended September 30, 2016, compared to income tax expense of $25.8 million and $45.7 million, respectively, for the corresponding periods of 2015. The income tax benefit recorded in the third quarter of 2016 was a result of a reversal of income tax expense of $10.6 million for the preferential tax rate that one of Changyou’s subsidiaries received as a 2015 KNSE for the third quarter of 2016.

Net (Loss) / Income

For the three and nine months ended September 30, 2016, we had net loss of $42.0 million and $77.9 million, respectively, compared to net income of $93.2 million and $100.1 million, respectively, for the corresponding periods in 2015.

Net (Loss) / Income Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest was $32.8 million and $80.2 million, respectively, for the three and nine months ended September 30, 2016, compared to net income attributable to noncontrolling interest of $42.1 million and $107.3 million, respectively, for the corresponding periods in 2015.

Deemed Dividend to Noncontrolling Sogou Series A Preferred Shareholders

Deemed dividends to noncontrolling Sogou Series A Preferred shareholders were nil for both the three months and the nine months ended September 30, 2016, compared to $11.9 million for both the three months and the nine months ended September 30, 2015.

In September 2015, Sogou purchased Sogou Series A Preferred Shares from its noncontrolling shareholder, which gave rise to deemed dividends of $11.9 million. The deemed dividends were deemed to have been contributed by Sohu.com Inc., as a holder of ordinary shares of Sogou, and represented a portion of the difference between the amount Sogou paid to Photon for the Series A Preferred Shares and the carrying amount of these Series A Preferred Shares in the Group’s consolidated financial statements.

Net (Loss) / Income Attributable to Sohu.com Inc.

As a result of the foregoing, we had net loss attributable to Sohu.com Inc. of $74.8 million and $158.1 million for the three and nine months ended September 30, 2016, compared to a net income attributable to Sohu.com Inc. of $39.1 million and a net loss attributable to Sohu.com Inc. of $19.2 million, respectively, for the corresponding periods in 2015.

LIQUIDITY AND CAPITAL RESOURCES

Resources Analysis

Liquidity Sources and Balances

Our principal sources of liquidity are cash and cash equivalents, short-term investments, time deposits, and cash flows generated from our operations. Cash equivalents mainly consist of time deposits with original maturities of three months or less, and highly liquid investments that are readily convertible to known amounts of cash. Short-term investments comprise investment instruments issued by commercial banks in China, with a variable interest rate indexed to performance of underlying assets and maturity dates within one year. Time deposits comprise deposits placed with banks with original maturities of more than three months.

As of September 30, 2016, we had cash and cash equivalents of approximately $1.09 billion, and short-term investments of $264.1 million. Of our cash and cash equivalents, $439.5 million was held in financial institutions inside Mainland China and $652.6 million was held in financial institutions outside of Mainland China. Our VIEs held $141.8 million of our cash and cash equivalents and $950.3 million was held outside of our VIEs.

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

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2016 (in thousands):

As of September 30, 2016
Purchase of content and services – video	$196,173
Purchase of cinema advertisement slot rights	109,550
Purchase of bandwidth	57,881
Operating lease obligations	25,692
Expenditures for operating rights for licensed games with technological feasibility - PC games	15,750
Purchase of content and services – others	9,884
Expenditures for operating rights for licensed games with technological feasibility – mobile games	3,866
Purchase of fixed assets	2,261
Expenditures for titles in game development	1,035
Fees for operating rights for licensed games in development – mobile games	589
Others	3,819

Total	$426,500

Cash Generating Ability

Our cash flows are summarized below (in thousands):

	Nine Months Ended September 30,
	2015	2016
Net cash provided by operating activities	$357,463	$214,224
Net cash used in investing activities	(108,492)	(9,046)
Net cash used in financing activities	(43,146)	(327,591)
Effect of exchange rate change on cash and cash equivalents	(8,220)	(20,427)
Reclassification of cash and cash equivalents to assets held for sale	(66)	(10,280)

Net increase /(decrease) in cash and cash equivalents	197,539	(153,120)
Cash and cash equivalents at beginning of period	876,340	1,245,205

Cash and cash equivalents at end of period	$1,073,879	$1,092,085

Net Cash Provided by Operating Activities

For the nine months ended September 30, 2016, $214.2 million net cash provided by operating activities was primarily attributable to our net loss of $77.9 million, adjusted by (i) the add back of non-cash items consisting of $159.5 million in depreciation and amortization, $16.1 million share-based compensation expense, $6.0 million in impairment of intangible assets, $4.3 million in provision for allowance for doubtful accounts, and $0.7 million other items, (ii) offset by $7.7 million in change in fair value of short-term investments. The increase in cash from $113.2 million working capital items is also included in operating cash flow.

For the nine months ended September 30, 2015, $357.5 million net cash provided by operating activities was primarily attributable to our net income of $100.1 million, adjusted by (i) the add back of non-cash items consisting of $190.3 million depreciation and amortization expense, $40.3 million goodwill impairment and impairment of intangible assets acquired as part of a business acquisition, $28.5 million share-based compensation expense, $12.0 million impairment of intangible assets, $3.8 million investment loss from an equity investment, and $3.9 million other items, (ii) offset by $55.1 million of disposal gain from the sale of the 7Road business and certain Changyou subsidiaries, $13.0 million disposal gain from sale of investments, and a $1.1 million change in the fair value of short-term investments. An increase in cash from $47.8 million of working capital items is also included in operating cash flow.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2016, $9.0 million net cash used in investing activities was primarily attributable to (i) $282.0 million used in purchase of financial instruments, $224.5 million used in purchase of fixed assets and intangible assets, $18.1 million used in a matching loan from Changyou to SoEasy, and $12.9 million used in the purchase of long-term investments, (ii) offset by $295.6 million proceeds from financial instruments, $225.5 million withdrawal of restricted time deposits originally used as collateral for Changyou loans from offshore banks, $3.6 million from loan repayment by a third party to Changyou, and $3.8 million cash received from other investing activities.

For the nine months ended September 30, 2015, $108.5 million net cash used in investing activities was primarily attributable to (i) $619.0 million used in the purchase of financial instruments, $190.7 million used in the purchase of fixed assets and intangible assets, $37.8 million used in the purchase of long-term investments (mainly composed of Sohu’s investment of $16.3 million in SoEasy Internet Finance Group Limited in April 2015 and Sogou’s investment of $12.0 million in Zhihu Technology Limited in September 2015), $20.0 million in loans to a third party, and funds of $13.1 million deposited by Changyou, (ii) offset by $542.4 million proceeds from financial instruments, $183.1 million in consideration received from Changyou’s sale of the 7Road business (net of cash in 7Road upon its disposition) and certain Changyou subsidiaries, the withdrawal of $30.8 million in restricted time deposits originally used as collateral for Changyou loans from offshore banks, $11.9 million in consideration received from the sale of an equity investment, and $3.9 million in proceeds from other investing activities.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2016, $327.6 million net cash used in financing activities was primarily attributable to (i) $344.5 million used in repayments of Changyou loans from offshore banks, (ii) offset by $16.9 million Changyou received from the matching loan with SoEasy.

For the nine months ended September 30, 2015, $43.1 net cash used in financing activities was primarily attributable to (i) $25.5 million used for Changyou’s repayment of loans from offshore banks, $21.0 million used for Sogou’s repurchase of Series A Preferred Shares of Sogou from Photon, and $14.5 million used for Changyou’s repurchase of its ADSs, offset by (ii) $12.9 million Changyou received from the matching loan with SoEasy, $2.1 million received from the exercise of share-based awards, and $2.9 million in proceeds from other financing activities.

Restrictions and Limitations on Cash Available to Sohu.com Inc.

To fund any cash requirements it may have, Sohu.com Inc. may need to rely on dividends and other distributions on equity paid by our wholly-owned subsidiary Sohu.com Limited or our majority-owned subsidiary Changyou.com Limited. Since substantially all of our operations are conducted through our indirect China-based subsidiaries and VIEs, Sohu.com Limited and Changyou.com Limited may need to rely on dividends, loans or advances made by our PRC subsidiaries and VIEs in order to make dividends and other distributions to us.

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

PRC Regulations Related to Profit Appropriation, Withholding Tax on Dividends and Foreign Currency Exchange

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

The CIT Law imposes a 10% withholding income tax on dividends distributed by foreign-invested enterprises in the PRC to their immediate holding companies outside Mainland China. A lower withholding tax rate will be applied if there is a tax treaty arrangement between Mainland China and the jurisdiction of the foreign holding company. A holding company in Hong Kong, for example, will be subject to a 5% withholding tax rate under an arrangement between the PRC and the Hong Kong Special Administrative Region on the “Avoidance of Double Taxation and Prevention of Fiscal Evasion with Respect to Taxes on Income and Capital” if such holding company is considered a non-PRC resident enterprise and holds at least 25% of the equity interests in the PRC foreign invested enterprise distributing the dividends, subject to approval of the PRC local tax authority. However, if the Hong Kong holding company is not considered to be the beneficial owner of such dividends under applicable PRC tax regulations, such dividend will remain subject to withholding tax at a rate of 10%.

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

In accordance with U.S. GAAP, we do not provide for U.S. federal income taxes or tax benefits on the undistributed earnings or losses of our non-U.S. subsidiaries or consolidated VIEs because, for the foreseeable future, we do not have the intention to repatriate those undistributed earnings or losses to the U.S. (except that, under certain circumstances, we may repatriate to the U.S. income that was previously included in our income for U.S. corporate income tax purposes). However, certain activities conducted in the PRC may give rise to U.S. corporate income tax, even if there are no distributions to Sohu.com Inc. U.S. corporate income taxes would be imposed on Sohu.com Inc. when its subsidiaries that are controlled foreign corporations (“CFCs”) generate income that is subject to Subpart F of the U.S. Internal Revenue Code (“Subpart F”). Generally, passive income, such as rents, royalties, interest, dividends, and gains from disposal of our investments is among the types of income subject to taxation under Subpart F. Any income taxable under Subpart F is taxable in the U.S. at federal corporate income tax rates of up to 35%. Subpart F income also includes certain income from intercompany transactions between Sohu.com Inc.’s non-U.S. subsidiaries and VIEs and Changyou’s non-U.S. subsidiaries and VIEs, or where Sohu.com Inc.’s non-U.S. subsidiaries or VIEs make an “investment in U.S. property,” such as holding the stock in, or making a loan to, a U.S. corporation. Under a provision of the U.S. tax code commonly referred to as the CFC look-through rule, Sohu.com Inc. has not had to treat dividends received by its CFC subsidiaries as Subpart F income includible in Sohu.com Inc.’s taxable income in the U.S. The CFC look-through rule, which is currently scheduled to expire for taxable years beginning after December 31, 2019, has been extended several times by the U.S. Congress. Unless further extended, the CFC look-through rule will be available for Sohu.com Inc.’s CFC subsidiaries and their VIEs only through their taxable years ending November 30, 2020.

Dividend Policy

The Sohu Group intends to retain all available funds and any future earnings for use in the operation and expansion of its own business, and does not anticipate paying any cash dividends on Sohu.com Inc.’s common stock or causing its wholly-owned subsidiary Sohu.com Limited to any pay dividends to Sohu.com Inc. for the foreseeable future. Future cash dividends distributed by Sohu.com Inc. or Sohu.com Limited, if any, will be declared at the discretion of Sohu.com Inc.’s Board of Directors and will depend upon future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as our Board of Directors may deem relevant.

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

Compensation – Stock Compensation. On March 30, 2016, the FASB issued ASU 2016-09 (“ASU 2016-09”), Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; (c) classification on the statement of cash flows; and (d) accounting for forfeitures of share-based payments. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are evaluating the impact the adoption of ASU 2016-09 will have on our consolidated financial statements.

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

Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments. In August 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments, which clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.

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

The following table sets forth a summary of our foreign currency sensitive financial instruments as of September 30, 2016. These financial instruments are recorded at their fair value.

	Denominated in (in thousands)
	US$	RMB	HK$	Others	Total
Cash and cash equivalents	$652,198	$435,946	$2,427	$1,514	$1,092,085
Short-term investments	0	264,109	0	0	264,109
Accounts receivable	5,192	198,584	972	0	204,748
Prepaid and other current assets	7,658	266,464	17	562	274,701
Available-for-sale equity securities	12,180	0	0	0	12,180
Restricted time deposits	9,240	30	0	0	9,270
Liabilities held for sale	0	3,236	0	0	3,236
Other current liabilities	41,798	933,634	26	339	975,797
Long-term accounts payable	0	17,272	0	0	17,272

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

INFLATION RATE RISK

According to the National Bureau of Statistics of China, the consumer price index grew 2.0% in the nine months ended September 30, 2016, compared to an increase of 1.4% in the nine months ended September 30, 2015. The rate of inflation in the nine months ended September 30, 2016 was higher when compared to the corresponding period in 2015, which could have a material adverse effect on our business.

ITEM 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Acting Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date our disclosure controls and procedures were effective and designed to ensure that all material information relating to Sohu.com Inc. required to be included in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

There are no material changes or updates to the risk factors previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 filed with the SEC on August 8, 2016 and Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016.

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

During the nine months ended September 30, 2016, Sohu.com Inc. did not use any proceeds from the offering. The remaining net proceeds from the offering have been invested in cash and cash equivalents. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Please see the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 4, 2016

SOHU.COM INC.

By:	/s/ Joanna Lv Joanna Lv
Acting Chief Financial Officer

Sohu.com Inc.

Quarterly Report on Form 10-Q for Quarter Ended September 30, 2016

EXHIBITS INDEX

10.1 (1)	English Translation of Loan Agreement, dated as of October 24, 2016, between AmazGame and Sohu Media.

10.2 (1)	Share Pledge Agreement, dated as of October 24, 2016, between Sohu Game and Changyou.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Charles Zhang

31.2	Rule 13a-14(a)/15d-14(a) Certification of Joanna Lv

32.1	Section 1350 Certification of Charles Zhang

32.2	Section 1350 Certification of Joanna Lv

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of December 31, 2015 and September 30, 2016 ; (ii) Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2015 and 2016; (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2016; (iv) Condensed Consolidated Statements of Changes in Equity for the Nine Months Ended September 30, 2015 and 2016; and (v) Notes to Condensed Consolidated Financial Statements, tagged using four different levels of detail.

(1)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on October 24, 2016.