Form 10-K
period 2016-12-31
SOHU COM INC
filed 2017-02-27
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant, based upon the last sale price on June 30, 2016 as reported on the NASDAQ Global Select Market, was approximately $917 million.

As of January 31, 2017, there were 38,813,288 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Sohu’s 2016 Annual Meeting of Stockholders to be filed on or about April 28, 2017 are incorporated into Part III of this report.

SOHU.COM INC.

PART I

As used in this report, references to “us,” “we,” “our,” “our company,” “our Group,” the “Sohu Group,” the “Group,” and “Sohu.com” are to Sohu.com Inc. and, except where the context requires otherwise, our subsidiaries and variable interest entities (“VIEs”) Sohu.com Limited, Sohu.com (Hong Kong) Limited (“Sohu Hong Kong”), All Honest International Limited (“All Honest”), Sohu.com (Game) Limited (“Sohu Game”), Go2Map Inc., Sohu.com (Search) Limited (“Sohu Search”), Sogou Inc. (“Sogou”), Sogou (BVI) Limited (“Sogou BVI”), Sogou Hong Kong Limited (“Sogou HK”), Vast Creation Advertising Media Services Limited (“Vast Creation”), Sogou Technology Hong Kong Limited, Fox Video Investment Holding Limited (“Video Investment”), Fox Video Limited (“Sohu Video”), Fox Video (HK) Limited (“Video HK”), Focus Investment Holding Limited, Sohu Focus Limited, Sohu Focus (HK) Limited, Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu Software Technology Co., Ltd., Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”), Beijing Sogou Network Technology Co., Ltd (“Sogou Network”), Fox Information Technology (Tianjin) Limited (“Video Tianjin”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”), Beijing Sohu New Momentum Information Technology Co., Ltd. (“Sohu New Momentum”), Beijing Century High Tech Investment Co., Ltd. (“High Century”), Beijing Heng Da Yi Tong Information Technology Co., Ltd. (“Heng Da Yi Tong”, formerly known as Beijing Sohu Entertainment Culture Media Co., Ltd.), Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”), Beijing GoodFeel Technology Co., Ltd., Beijing Sogou Information Service Co., Ltd. (“Sogou Information”), Beijing 21 East Culture Development Co., Ltd., Beijing Sohu Donglin Advertising Co., Ltd.(“Donglin”), Beijing Pilot New Era Advertising Co., Ltd. (“Pilot New Era”), Beijing Focus Yiju Network Information Technology Co., Ltd., SohuPay Science and Technology Co., Ltd., Beijing Sohu Dianjin Information Technology Co., Ltd., Beijing Yi He Jia Xun Information Technology Co., Ltd., Tianjin Jinhu Culture Development Co., Ltd. (“Tianjin Jinhu”), Guangzhou Qianjun Network Technology Co., Ltd. (“Guangzhou Qianjun”), Shenzhen Shi Ji Guang Su Information Technology Co., Ltd., Chengdu Sogou Easypay Technology Co., Ltd., Beijing Shi Ji Si Su Technology Co., Ltd., Chongqing Qogir Enterprise Management Consulting Co., Ltd., SendCloud Technology Co., Ltd., Beijing Hua Yang Lian Zhong Advertising Co., Ltd, Beijing Focus Interactive Information Service Co., Ltd., Beijing Focus Xin Gan Xian Information Technology Co., Ltd., Beijing Focus Real Estate Agency Co., Ltd. and our independently-listed majority-owned subsidiary Changyou.com Limited (“Changyou,” formerly known as TL Age Limited) as well as the following direct and indirect subsidiaries and VIEs of Changyou: Changyou.com HK Limited (“Changyou HK”) formerly known as TL Age Hong Kong Limited), Changyou.com Webgames (HK) Limited (“Changyou HK Webgames”), Changyou.com Gamepower (HK) Limited, ICE Entertainment (HK) Limited (“ICE HK”), Changyou.com Gamestar (HK) Limited, Changyou.com Korea Limited, Changyou.com India Private Limited, Changyou BILISIM HIZMETLERI TICARET LIMITED SIRKETI, Kylie Enterprises Limited, Mobogarden Enterprises Limited, Heroic Vision Holdings Limited, TalkTalk Limited, RaidCall (HK) Limited, 7Road.com Limited (“7Road”), 7Road.com HK Limited (“7Road HK”), Changyou.com (TH) Limited, Changyou.com Rus Limited, PT. CHANGYOU TECHNOLOGY INDONESIA, Changyou Middle East FZ-LLC, Changyou.com Technology Brazil Desenvolvimento De Programas LTDA, Greative Entertainment Limited (formerly known as Greative Digital Limited), Glory Loop Limited (“Glory Loop”), MoboTap Inc. (“MoboTap”, a Cayman Islands company), MoboTap Inc. Limited (“MoboTap HK”), MoboTap Inc. (a Delaware corporation), Dolphin Browser Inc., TMobi Limited (formerly known as Muse Entertainment Limited), Dstore Technology Limited, Mobo Information Technology Pte. Ltd., Changyou Mobo Glint Limited, Global Cool Limited, Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”), Beijing Changyou Skyline Property Management Co. Ltd, Beijing Cruise stars Technology Co., Ltd., Beijing Changyou Chuangxiang Software Technology Co., Ltd., Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”), ICE Information Technology (Shanghai) Co., Ltd. (“ICE Information”), Beijing Changyou RaidCall Internet Technology Co., Ltd. (“RaidCall”), Beijing Yang Fan Jing He Information Consulting Co., Ltd. (“Yang Fan Jing He”), Shanghai Jingmao Culture Communication Co., Ltd. (“Shanghai Jingmao”), Shanghai Hejin Data Consulting Co., Ltd., Beijing Changyou Jingmao Film & Culture Communication Co., Ltd. (“Beijing Jingmao”), Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”), Beijing Guanyou Gamespace Digital Technology Co., Ltd. (“Guanyou Gamespace”), Beijing Zhi Hui You Information Technology Co., Ltd., Shanghai ICE Information Technology Co., Ltd. (“Shanghai ICE”), Shenzhen 7Road Network Technologies Co., Ltd. (“7Road Technology”), Beijing Changyou Star Digital Technology Co., Ltd (“Changyou Star”), Beijing Changyou Creation Information Technology Co., Ltd. (formerly known as Beijing Changyou e-pay Co. Ltd.), Shenzhen Brilliant Imagination Technologies Co., Ltd. (“Brilliant Imagination”), Beijing Baina Information Technology Co., Ltd., Baina Zhiyuan (Beijing) Technology Co., Ltd. (“Beijing Baina Technology”), Baina Zhiyuan (Chengdu) Technology Co., Ltd., Chengdu Xingyu Technology Co., Ltd., Baina (Wuhan) Information Technology Co., Ltd. (“Wuhan Baina Information”), Wuhan Xingyu Technology Co., Ltd., Wuhan Hualian Chuangke Technology Co., Ltd., Beijing Global Cool Technology Co., Ltd., Beijing Changyou Creative Technology Co., Ltd., and HongKong New Xinlang Electron Group Limited, and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 1.	BUSINESS

OUR COMPANY

Sohu.com Inc. (NASDAQ: SOHU), a Delaware corporation organized in 1996, is a leading Chinese online media, search and game service group providing comprehensive online products and services on PCs and mobile devices in the People’s Republic of China (the “PRC” or “China”). Our businesses are conducted by Sohu.com Inc. and its subsidiaries and VIEs (collectively referred to as the “Sohu Group” or the “Group”). The Sohu Group consists of Sohu, which when referred to in this report, unless the context requires otherwise, excludes the businesses and the corresponding subsidiaries and VIEs of Sogou Inc. (“Sogou”) and Changyou.com Limited (“Changyou”), Sogou and Changyou. Sogou and Changyou are indirect controlled subsidiaries of Sohu.com Inc. Sohu is a leading Chinese language online media content and services provider. Sogou is a leading online search, client software and mobile Internet product provider in China. Changyou is a leading online game developer and operator in China as measured by the popularity of its PC game Tian Long Ba Bu (“TLBB”) and its mobile game TLBB 3D, and engages primarily in the development, operation and licensing of online games for PCs and mobile devices. Most of our operations are conducted through our China-based subsidiaries and VIEs.

In August 1996, we were incorporated in Delaware as Internet Technologies China Incorporated, and in January 1997 we launched our original Website, itc.com.cn. In February 1998, we re-launched our Website under the domain name Sohu.com and, in September 1999, we renamed our company Sohu.com Inc. On July 17, 2000, we completed our initial public offering on NASDAQ.

OUR BUSINESS

Through the operation of Sohu, Sogou and Changyou, we generate online advertising revenues (including brand advertising revenues and search and search-related revenues), online games revenues and other revenues. Online advertising and online games are our core businesses. In the year ended December 31, 2016, total revenues generated by Sohu, Sogou and Changyou were approximately $1.65 billion, including:

Sohu:

•	$408.6 million in brand advertising revenues, of which $181.8 million was from Sohu Media Portal, $123.1 million was from Sohu Video, and $103.7 million was from Focus; and

•	$56.0 million in other revenues, mainly attributable to revenues from paid subscription services, interactive broadcasting services, sub-licensing of purchased video content to third parties, content provided through the platforms of the three main telecommunications operators in China, and the filming business.

Total revenues generated by Sohu were $464.6 million.

Sogou:

•	$597.1 million in search and search-related revenues; and

•	$63.3 million in other revenues, primarily attributable to Sogou’s offering of Internet value-added services (or “IVAS”) with respect to the operation of Web games and mobile games developed by third parties, as well as other services and products provided to users.

Total revenues generated by Sogou were $660.4 million.

Changyou:

•	$395.7 million in online game revenues;

•	$39.4 million in brand advertising revenues, mainly attributable to Changyou’s 17173.com Website; and

•	$90.3 million in other revenues attributable to Changyou’s cinema advertising business and IVAS business.

Total revenues generated by Changyou were $525.4 million.

For the year ended December 31, 2016, our total brand advertising revenues were $448.0 million, total search and search-related revenues were $597.1 million, total online game revenues were $395.7 million, and total other revenues were $209.6 million.

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

Other Business

Sohu also engages in the other business, which consists primarily of paid subscription services, interactive broadcasting services, sub-licensing of purchased video content to third parties, providing content through the platforms of the three main telecommunications operators in China, and the filming business. Revenues generated by Sohu from the other business are classified as other revenues in our consolidated statements of comprehensive income.

Sogou’s Business

Search and Search-related Business

The search and search-related business primarily offers advertisers pay-for-click services, as well as online marketing services on Web directories operated by Sogou. Pay-for-click services enable advertisers’ promotional links to be displayed on the Sogou search result pages and Sogou Website Alliance members’ Internet properties where the links are relevant to the subject and content of such properties. Both pay-for-click services and online marketing services on Web directories operated by Sogou expand the distribution of our advertisers’ promotional links and advertisements by leveraging traffic on Sogou Website Alliance members’ Internet properties, including Web content, software and mobile applications. Our search and search-related business benefits from our collaboration with Tencent Holdings Limited (“Tencent”), which provides us access to traffic and content generated from users of products and services provided by Tencent.

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

Changyou’s Business

Changyou’s business lines consist of the online game business; the platform channel business, which consists primarily of online advertising and also includes IVAS; and the cinema advertising business.

Online Game Business

Changyou’s online game business offers to game players (a) PC games, which are interactive online games that are accessed and played simultaneously by hundreds of thousands of game players through personal computers and require that local client-end game access software be installed on the computers used and (b) mobile games, which are played on mobile devices and require an Internet connection. Prior to the sale of Shenzhen 7Road Technology Co., Ltd., or Shenzhen 7Road, in August 2015, Changyou’s online games also included Web games, which became an insignificant part of its online games business following the sale. All of Changyou’s games are operated under the item-based revenue model, meaning that game players can play the games for free, but can choose to pay for virtual items, which are non-physical items that game players can purchase and use within a game, such as gems, pets, fashion items, magic medicine, riding animals, hierograms, skill books and fireworks. Revenues derived from the operation of online games are classified as online game revenues in our consolidated statements of comprehensive income.

Platform Channel Business

Changyou’s platform channel business consists primarily of the operation of the 17173.com Website, one of the leading information portals in China, which provides news, electronic forums, online videos and other information services on online games to game players. Changyou’s platform channel business also offers a number of software applications for PCs and mobile devices through RaidCall and the Dolphin Browser. RaidCall provides online music and entertainment services, primarily in Taiwan. The Dolphin Browser, which is operated by MoboTap, is a gateway to a host of user activities on mobile devices, with the majority of its users based in Europe, Russia and Japan. As Changyou management had determined that the Dolphin Browser was unable to provide expected synergies with Changyou’s platform channel business, in 2016, Changyou’s Board of Directors approved the disposal of Changyou’s 51% equity interest in MoboTap Inc. (collectively with its subsidiaries and VIEs “MoboTap”), which is the mobile technology developer behind the Dolphin Browser. As of December 31, 2016, Changyou has been negotiating with a potential buyer on the terms of disposal. Accordingly, the assets and liabilities attributable to MoboTap are classified as assets and liabilities held for sale and measured at the lower of their carrying amounts or their fair value, less cost to sell, in our consolidated balance sheet as of December 31, 2016. All revenues generated by the 17173.com Website are classified as brand advertising revenues, IVAS revenues generated by the Dolphin Browser and by RaidCall are classified as other revenues and a relatively small amount of online game revenues generated by the Dolphin Browser are included in online game revenues in our consolidated statements of comprehensive income.

Cinema Advertising Business

Changyou also operates a cinema advertising business, which consists primarily of the acquisition, from operators of movie theaters, and the sale, to advertisers, of pre-film advertising slots, which are advertisements shown before the screening of a movie in a cinema theatre. Revenues generated by Changyou’s cinema advertising business are classified as other revenues in the Sohu Group’s consolidated statements of comprehensive income.

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

Sources

Sohu Media Portal

Sohu Media Portal is a leading online news and information provider in China. Sohu Media Portal provides users comprehensive content through www.sohu.com for PCs, the mobile phone application Sohu News APP and the mobile portal m.sohu.com. We provide content by aggregating content from other media organizations and partnering with independent contributors, and also use content generated by our in-house editorial teams. We use algorithms to recommend to users personalized content that may interest them.

Sohu Video

Sohu Video (tv.sohu.com) is a leading online video content and service provider in China. We deliver premium purchased video content, self-developed video content, and user-generated content (“UGC”). Professional generated content (“PGC”) is a sub-category of UGC where the content is made by a large group of professional or semi-professional content studios. We provide users free access to the majority of our extensive and comprehensive video content library, which includes popular domestic and overseas television dramas, variety shows, movies, animations, PGC, documentaries, interactive broadcasting, and self-developed video content. We also offer selected fee-based content, which includes overseas television dramas, self-developed video content, and movies. Users can access our video content via PCs through tv.sohu.com, or via mobile devices by visiting our mobile video site or installing Sohu Video APP, our mobile video application.

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

Business Model

In the brand advertising business, we enjoy a strong competitive position as one of the leading Internet companies in China. Through the platforms described above, we have built a sizeable user base through good user experiences provided by our products and services. This user base is appealing to advertisers. Through PCs and mobile devices, we provide advertisement placements to our advertisers on different Internet platforms and in different formats, which include banners, links, logos, buttons, full screen, pre-roll, mid-roll, post-roll video screens, pause video screens, loading page ads, news feed ads and in-feed video infomercial ads. We rely on both direct sales by our internal sales force and sales by advertising agents for advertising on our Internet platforms. Our advertisers include multinational companies and Chinese domestic medium-sized and small companies.

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

E-commerce model

Under the e-commerce model, revenues are mainly generated from sales of membership cards which allow potential home buyers to purchase specified properties from real estate developers at a discount greater than the price that Focus charges for the card. Membership fees are refundable until the potential home buyers use the discounts to purchase properties. Focus recognizes such revenues upon obtaining confirmation that a membership card has been redeemed to purchase a property.

CPC model

Under the CPC model, there is no overall fixed price for advertising services stated in the contract with the advertiser. We charge advertisers on a per-click basis when the users click on the advertisements. The unit price for each click is auction-based.

Other Business

Sohu also engages in the other business, which consists primarily of paid subscription services, interactive broadcasting services, sub-licensing of purchased video content to third parties, providing content through the platforms of the three main telecommunications operators in China, and the filming business. Revenues generated by Sohu from the other business are classified as other revenues in the Sohu Group’s consolidated statements of comprehensive income.

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

Sogou Search

Sogou Search is Sogou’s proprietary search engine and is conducted through Sogou.com on both PCs and mobile devices. Upon a search query, users are taken through an interactive process to reach the most relevant selection of integrated Websites and search results pages based on advanced algorithms. Sogou Search provides users with high updating speed, short response time and accurate search results. We also provide direct answers to search queries that integrate relevant information from massive data. To better serve mobile users, Sogou mobile search supports voice and image search, intuitive display of search results and personalized features. In addition, we have made solid progress in artificial intelligence (AI) technologies, including natural language processing, and voice and image recognition. Such technologies have been applied to optimize our general search results ranking and voice and image search to improve search quality.

Sogou Search is dedicated to providing users with high quality and unique search results. Through our partnership with Tencent, one of Sogou’s major shareholders, Sogou Search allows users to access content on many of Tencent’s social platforms, including content published on Weixin/WeChat accounts, and also empowers users with enhanced vertical search capabilities. As the exclusive search partner of Zhihu Technology Limited (“Zhihu”), which operates an online question and answer-based knowledge and information-sharing platform, we are able to give our users easy access to the content available on Zhihu’s platform. We partner with Microsoft to allow our users to conduct English and academic searches on Microsoft’s Bing search engine. We also collaborate with credible online healthcare information platforms to improve the quality of healthcare search results for our users.

Sogou Input Method

Sogou Input Method is in-house developed software for the input of Chinese characters on PCs and mobile devices. It is among the most popular Internet products in China and has a dominant market share. Sogou Input Method uses search engine technology to capture and generate vocabularies and language models and can present the latest trends in words used by Internet users. In December 2016, Sogou Input Method’s monthly active users on PCs reached 514 million, with a penetration rate over 95% in China, according to iResearch. Sogou Mobile Keyboard, the mobile version of Sogou Input Method, provides tailored features for smart phones, such as multimedia (voice and image) input, handwriting recognition, and vocabulary sync between mobile devices and PCs. In December 2016, Sogou Mobile Keyboard remained the third largest mobile application in China in terms of daily active users, according to iResearch.

Sogou Browser

Sogou Browser is our self-developed browser that is designed with technologies to make Web-navigation faster, safer, and easier for PCs and mobile devices. Sogou Browser for PCs has an original dual-core network-layer system and a seven-stage acceleration mechanism, which can accelerate browsing speed for users accessing the Internet. Sogou mobile browser has mobile-specific features, including file transfer from PC to mobile and news feed flow.

Sogou Web Directory

Sogou Web Directory is a popular Chinese Web directory navigation site for both PCs and mobile devices which serves as a key access point to popular and preferred Websites.

Products and Services for Advertisers

Search and search-related services include primarily pay-for-click services, as well as online marketing services on Web directories operated by Sogou.

Pay-for-click Services

Pay-for-click services are services that enable our advertisers’ promotional links to be displayed on Sogou search result pages and on Sogou Website Alliance members’ Internet properties where the links are relevant to the subject and content of such members’ properties. For pay-for-click services, we introduce Internet users to our advertisers through our auction-based pay-for-click systems and charge advertisers on a per-click basis when the users click on the displayed links. Revenue for pay-for-click services is recognized on a per-click basis when the users click on the displayed links.

Online Marketing Services on Web Directories Operated by Sogou

Online marketing services on Web directories operated by Sogou mainly consist of displaying advertisers’ promotional links on the Web pages of Web directories. Revenue for online marketing services on Web directories operated by Sogou is normally recognized on a straight-line basis over the contract period, provided our obligations under the contract and all revenue recognition criteria have been met.

Both pay-for-click services and online marketing services on Web directories operated by Sogou expand the distribution of advertisers’ promotional links or advertisements by leveraging traffic on Sogou Website Alliance members’ Internet properties, including Web content, software and mobile applications. We recognize gross revenue for the amount of fees we receive from advertisers, as we have the primary responsibility for fulfillment and acceptability. Payments made to Sogou Website Alliance members are included in cost of search and search-related revenues as traffic acquisition costs. We pay Sogou Website Alliance members based on either revenue-sharing arrangements, under which we pay a percentage of pay-for-click revenues generated from clicks by users of their properties, or on a pre-agreed unit price.

Other Business

Sogou also engages in the other business, primarily by offering IVAS with respect to the operation of Web games and mobile games developed by third parties, as well as other services and products provided to users. Revenues generated by Sogou from the other business are classified as other revenues in our consolidated statements of comprehensive income.

Changyou’s Business

Online Game Business

Business Model

Changyou’s game players typically access Changyou’s games through personal computers and mobile devices, such as mobile phones and tablets, connected to the Internet. In order to access Changyou’s PC games, game access software must be installed in the computer being used. Game players using PCs can typically download Changyou’s game access software, interim updates and expansion packs directly from its official game Website. Game players access Changyou’s mobile games by downloading its mobile game applications, primarily from third-party mobile application stores or, to a lesser extent, from Changyou’s game Website. Prior to the sale of Shenzhen 7Road in August 2015, Changyou’s online games also included Web games, which became a relatively insignificant part of its online games business following the sale.

Changyou’s online games include a variety of game genres, including massively multiplayer online role-playing games (“MMORPGs”), CCGs, TPSs and other genres. Changyou is also developing, and plans to expand its game portfolio with, new genres such as S-RPGs, MOBAs, SLGs and advanced casual games. MMORPGs are massive multiplayer online role playing games that allow a large number of players to take on the role of a character and interact with one another within a virtual world. CCGs are collectible card games in which players collect cards and compete to win by using card sets with different functions. TPSs are third person shooter games that are structured around shooting, where a player can see and control an avatar on-screen in a third-person view. S-RPGs are a new innovative subset of role playing games that place emphasis on their storylines. MOBAs are multiplayer online battle arena games, which allow a player to join a team and work with his or her teammates to compete in a mapped field in order to achieve a common goal. SLGs are simulation games, which allow players to control, manage and use game characters and items and to design and implement their own strategies to win the games.

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

Changyou’s online game business includes games that it self-operates and games that it licenses out to third-party operators.

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

Licensed Out Games

Changyou also authorizes third parties to operate its online games. Changyou currently licenses TLBB to third- party operators, including operators in Hong Kong, Malaysia, Vietnam, and Taiwan. Changyou licenses its mobile games TLBB 3D, Fengyun, Legend of Sword and Fairy 5 to third-party operators, including operators in Hong Kong, Korea, Macau, Malaysia, Vietnam, Singapore, Taiwan, and Thailand. Changyou also licenses some of its games, including Feng Yun, to third-party operators in China.

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

Platform Channel Business

Changyou’s platform channel business consists primarily of the operation of the 17173.com Website. The 17173.com Website, which is one of the leading game information portals in China, provides news, electronic forums, online videos and other information services on online games to game players. Changyou’s platform channel business also offers a number of software applications for PCs and mobile devices through RaidCall and the Dolphin Browser. RaidCall provides online music and entertainment services, primarily in Taiwan. The Dolphin Browser is a gateway to a host of user activities on mobile devices, with the majority of its users based in Europe, Russia and Japan. As Changyou management had determined that the Dolphin Browser was unable to provide expected synergies with Changyou’s platform channel business, in 2016, Changyou’s Board of Directors approved the disposal ofChangyou’s 51% equity interest in MoboTap, which is the mobile technology developer behind the Dolphin Browser. As of December 31, 2016, Changyou has been negotiating with a potential buyer on the terms of disposal. Accordingly, the assets and liabilities attributable to MoboTap are classified as assets and liabilities held for sale and measured at the lower of their carrying amounts or their fair value, less cost to sell, in our consolidated balance sheet as of December 31, 2016. All revenues generated by the 17173.com Website are classified as brand advertising revenues and IVAS revenues generated by the Dolphin Browser and by RaidCall are classified as other revenues in our consolidated statements of comprehensive income. A relatively small amount of online game revenues generated by the Dolphin Browser are included in our online game revenues.

Cinema Advertising Business

Changyou also operates a cinema advertising business, which consists primarily of the acquisition, from operators of movie theaters, and the sale, to advertisers, of pre-film advertising slots, which are advertisements shown before the screening of a movie in a cinema theatre. Revenues generated by Changyou’s cinema advertising business are classified as other revenues in our consolidated statements of comprehensive income.

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

In recent years there have emerged three large conglomerates, Tencent, Alibaba Group Holding Limited (“Alibaba”) and Baidu, Inc. (“Baidu”), that have a wide reach in the Internet industry in China, and between them tend to dominate key aspects of the industry through their own operations or through strategic investments in other companies. Each of these companies is in a position to compete very effectively against us. For example, Alibaba alone competes with us in almost every key aspect of our business, competing with us in media through its investment in Sina Corporation (“Sina”); in online video through its subsidiary Youku Tudou Inc. (“Youku Tudou”); and in online search through its subsidiary UCWeb Inc. (“UCWeb”).

During July 2016, Qihoo 360 Technology Co., Ltd. (“Qihoo”), with which we compete in our search and search-related business, has completed a “going private” transaction resulting in the delisting of its shares from the New York Stock Exchange, which could enhance Qihoo’s competitive position relative to ours by giving Qihoo greater flexibility in its business operations and an opportunity to seek high valuations on alternative share exchanges, such as PRC exchanges, which could in turn provide Qihoo with increased capital resources, the ability to offer more valuable equity incentives for purposes of personnel recruiting, and valuable equity to use as consideration for strategic acquisitions.

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

Sogou’s Business

Our search and search-related business mainly consists of pay-for-click services, as well as online marketing services on the Web directories operated by Sogou. Pay-for-click services face intense competition from other search engines, powered by Baidu, Qihoo, UCWeb and Google Inc. (“Google”). Online marketing services on Web directories operated by Sogou also face intense competition from other Chinese Web directories, such as the 360 Personal Start-up Page of Qihoo and Hao123.com of Baidu.

Moreover, we compete with other technology-driven companies on developing and promoting client-end software and mobile Internet products. For example, for the Sogou Input Method, we face competition from Baidu, IFLYTEK Co., Ltd. Microsoft and Google. For the Sogou Browser, we compete with Baidu, Alibaba, Qihoo, Cheetah, Microsoft and Google.

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

Changyou’s Business

Online Game Business

In the online game industry, Changyou competes principally with the following three groups of competitors in China:

•	online game developers and/or operators in China that are publicly traded in the United States and in Hong Kong, including Tencent Holdings Limited, NetEase.com, Inc., Kingsoft Corporation Limited, IGG Inc. and NetDragon Websoft Inc;

•	other companies in China devoted to game development and/or operation that are publicly traded in China, such as Kalends Inc., Perfect World Co., Ltd. and Century Cruises (formerly known as Giant Interactive Group Inc.), or privately-held companies, usually backed by venture capital or private equity, including Shulong Technologies (formerly known as Shanda Games Limited); and

•	international competitors.

Platform Channel Business

In the platform channel business, Changyou’s game information portal operated through the 17173.com Website currently competes in China with, among others, the following game information portals:

•	Duowan.com, operated by YY Inc; and

•	game.sina.com.cn, operated by Sina Corporation.

Cinema Advertising Business

•	Focus Film, operated by Focus Media Group; and

•	China Movie Media Group, operated by Wanda Cinema Line, a Wanda Group company.

The existing and potential competitors in the online games industry compete with Changyou for talent, game player spending, time spent on game playing, marketing activities, quality of games, and distribution network. The existing and potential competitors in the online advertising industry compete with Changyou for talent, advertiser spending, number of unique visitors, number of page views, visitors’ time spent on Websites, and quality of service. The existing and potential competitors in the cinema advertising industry compete with Changyou for cooperative relationships with operators of movie theaters that are popular among movie-goers, market share of quality pre-film advertisement slots, advertiser spending, and experienced sales and marketing personnel.

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

Principal Subsidiaries

The following are our China-based principal direct or indirect operating subsidiaries, all of which were established as wholly foreign-owned enterprises (or “WFOEs”) under PRC law (collectively the “China-Based Subsidiaries,” or the “PRC Subsidiaries”):

For Sohu’s Business

•	Sohu Era, established in 2003;

•	Sohu Media, established in 2006;

•	Sohu New Momentum, established in 2010; and

•	Video Tianjin, established in 2011.

For Sogou’s Business

•	Sogou Technology, established in 2006; and

•	Sogou Network, established in 2012.

For Changyou’s Business

•	AmazGame, established in 2007;

•	ICE Information, established in 2007 and acquired by Changyou in 2010;

•	Gamespace, established in 2009;

•	Yang Fan Jing He, established in 2010;

•	Shanghai Jingmao, established in 2009 and acquired by Changyou in 2011;

•	Beijing Jingmao, established in 2010 and acquired by Changyou in 2011;

•	Brilliant Imagination, established in 2014; and

•	Beijing Baina Technology, acquired by Changyou in 2014.

Principal Variable Interest Entities

The following are our principal VIEs, which we established or acquired in China to perform value-added telecommunications services because of PRC restrictions on direct foreign investment in and operation of value-added telecommunications businesses, which restrictions are discussed further below under the heading “Government Regulation and Legal Uncertainties-Specific Statutes and Regulations-Regulation of Foreign Direct Investment in Value-Added Telecommunications Companies.” We entered into contractual arrangements between our VIEs and our PRC Subsidiaries that govern a substantial portion of our operations, including those of the brand advertising business, the search and search-related business, the online game business and the others business. These entities are consolidated in Sohu’s consolidated financial statements, and noncontrolling interest is recognized when applicable.

For Sohu’s Business

•	High Century, a PRC company that was incorporated in 2001. As of December 31, 2016, Dr. Charles Zhang, our Chairman of the Board and Chief Executive Officer, and Wei Li, one of our employees, held 80% and 20% interests, respectively, in this entity;

•	Heng Da Yi Tong, a PRC company that was incorporated in 2002. As of December 31, 2016, Dr. Charles Zhang and Wei Li held 80% and 20% interests, respectively, in this entity;

•	Sohu Internet, a PRC company that was incorporated in 2003. As of December 31, 2016, High Century held a 100% interest in this entity;

•	Donglin, a PRC company that was incorporated in 2010. As of December 31, 2016, Sohu Internet held a 100% interest in this entity;

•	Tianjin Jinhu, a PRC company that was incorporated in 2011. As of December 31, 2016, Xiufeng Deng and Xuemei Zhang, both of whom are our employees, each held a 50% interest in this entity:

•	Guangzhou Qianjun, a PRC company that we acquired in November 2014. As of December 31, 2016, Tianjin Jinhu held a 100% interest in this entity; and

•	Focus Interactive, a PRC company that was incorporated in July 2014. As of December 31, 2016, Heng Da Yi Tong held a 100% interest in this entity.

For Sogou’s Business

•	Sogou Information, a PRC company that was incorporated in 2005. As of December 31, 2016, Xiaochuan Wang, Sogou’s Chief Executive Officer, High Century and Tencent held 10%, 45% and 45% interests, respectively, in this entity.

For Changyou’s Business

•	Gamease, a PRC company that was incorporated in 2007. As of December 31, 2016, High Century held a 100% interest in this entity;

•	Guanyou Gamespace, a PRC company that was incorporated in 2010. As of December 31, 2016, Beijing Changyou Star Digital Technology Co., Ltd (“Changyou Star”) held a 100% interest in this entity;

•	Shanghai ICE, a PRC company that was acquired by Changyou in 2010. As of December 31, 2016, Gamease held a 100% interest in this entity;

•	Wuhan Baina Information, a PRC company that Gamease acquired in July 2014. As of December 31, 2016, Changyou Star and Yongzhi Yang, the former chief executive officer of MoboTap, held 60% and 40% interests, respectively, in this entity.

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

Various aspects of the PRC Internet industry are regulated by various PRC governmental authorities, including:

•	the Ministry of Industry and Information Technology (“MIIT”);

•	the Ministry of Culture (“MOC”);

•	the Ministry of Public Security (“MPS”);

•	the Ministry of Commerce (“MOFCOM”);

•	the State Administration of Industry and Commerce (“SAIC”);

•	the State Administration of Press, Publication, Radio, Film and Television (“SAPPRFT”), which resulted from the merger of the former General Administration of Press and Publication, or (“GAPP”), with the former State Administration of Radio, Film and Television (“SARFT”), in March 2013. The “SAPPRFT” as used in this report refers to the governmental authority that resulted from the merger, as well as to the GAPP and the SARFT separately for periods prior to the merger;

•	the PRC State Council Information Office (“SCIO”);

•	the Cyberspace Administration of China ( “CAOC”); and

•	the State Administration of Foreign Exchange (“SAFE”).

Specific Statutes and Regulations

Requirements for Establishment of WFOEs

Under the Law of the People’s Republic of China on Foreign Investment Enterprises (the “Foreign Investment Enterprises Law”), promulgated on April 12, 1986 and amended on October 31, 2000, the establishment of a WFOE was required to be approved by MOFCOM or one of its local branches. On September 3, 2016, the Foreign Investment Enterprises Law was further amended by the Decision of the Standing Committee of the National People’s Congress on Amending Four Laws including the Law of the People’s Republic of China on Wholly Foreign-Owned Enterprises, issued by the Standing Committee of the National People’s Congress, and on October 8, 2016 MOFCOM issued the Interim Measures for the Administration of Filing for Establishment and Change of the Foreign Investment Enterprises (the “Interim Filing Measures”). The Foreign Investment Enterprises Law, as amended, and the Interim Filing Measures provide that, with certain exceptions, the establishment of foreign-invested enterprises is only subject to certain filing requirements with, and no longer requires prior approval by, MOFCOM or its local branches.

Each of our WFOEs established before September 3, 2016 was established with proper approval, and we have not established any WFOEs since September 3, 2016.

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

The business activities of Sohu Internet include providing content to mobile phone users through the platforms of China’s main three telecommunications operators. An insignificant portion of our mobile revenues are currently derived through products such as SMS, RBT and IVR. On April 25, 2004, the MIIT issued a notice stating that China mobile network operators may only provide mobile network access to those mobile Internet service providers which have obtained licenses from the relevant local arm of the MIIT before conducting operations. On the basis of the notice, China Mobile Communication Corporation (“China Mobile”) has required each of its mobile Internet service providers to first obtain a license for trans-regional value-added telecommunications services in order to gain full access to its mobile network, which is a nationwide policy in line with a similar notice issued by the Beijing branch of China Mobile on April 12, 2004.

On August 8, 2014, January 30, 2015, and June 2, 2016, respectively, the MIIT issued to Sohu Internet, Guangzhou Qianjun, and Sogou Information renewed Value-Added Telecommunications Services Operating Licenses, which authorize the provision of trans-regional mobile services classified as value-added telecommunication services. The licenses are subject to annual inspection.

Regulation of Foreign Direct Investment in Value-Added Telecommunications Companies

Various PRC regulations currently restrict foreign-invested entities from engaging in value-added telecommunication services, including providing Internet information services and operating online games. Foreign direct investment in telecommunications companies in China is regulated by the Regulations for the Administration of Foreign-Invested Telecommunications Enterprises (“FITE Regulations”), which were issued by the PRC State Council, or State Council, on December 11, 2001, became effective on January 1, 2002 and were amended on September 10, 2008 and February 6, 2016. The FITE Regulations stipulate that foreign invested telecommunications enterprises in the PRC (“FITEs”) must be established as Sino-foreign equity joint ventures. Under the FITE Regulations and in accordance with WTO-related agreements, the foreign party to a FITE engaging in value-added telecommunications services may hold up to 50% of the equity of the FITE, with no geographic restrictions on the FITE’s operations. On June 30, 2016, the MIIT issued an Announcement of the Ministry of Industry and Information Technology on Issues concerning the Provision of Telecommunication Services in the Mainland by Service Providers from Hong Kong and Macao (the “MIIT Announcement”), which provides that investors from Hong Kong and Macau may hold more than 50% of the equity in FITEs engaging in certain specified categories of value-added telecommunications services.

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

Sogou Information, Sohu Internet, Focus Interactive, Guangzhou Qianjun, Shanghai ICE, Guanyou Gamespace, Gamease and Wuhan Baina Information hold Telecommunications and Information Services Operating Licenses (each an “ICP license”), each of which is subject to annual inspection.

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

Requirements specified in the News Regulations include the following:

•	non-news organizations’ Websites must comply with the constitution, laws and regulations of the PRC, uphold and not mislead the society’s public opinion, and safeguard national and public interests;

•	non-news organizations must have sound administrative rules and regulations concerning Internet news services;

•	non-news organizations must have the necessary premises, equipment and legally-raised funds;

•	non-news organizations must have ten or more professional news editors, at least five of whom have worked at a news agency for a minimum of three years;

•	non-news organizations must be legal persons who have been legally established for at least two years, engaged in the operation of Internet news services and have not had administrative penalties imposed due to violation of laws and regulations on the administration of Internet news services within the last two years;

•	if the applicant for the SCIO approval is an entity, its registered capital must not be less than RMB10,000,000 (or approximately $1.5 million); and

•	non-news organizations must only republish or disseminate to the public news regarding current events and political affairs that has been published by State news agencies or news agencies directly subordinate to the respective governments of the provinces, autonomous regions or directly-administered municipalities, without distorting the news as reported by those agencies, and indicate the source of such news information; and shall not publish news gathered and edited by themselves.

In addition, general Websites intending to publish news released by approved agencies must enter into agreements with those agencies and submit copies of those agreements to the relevant administration department.

On July 3, 2016, the CAOC issued a Notice on Further Strengthening the Management and Prevention of Fake News (the “Fake News Notice”). The Fake News Notice requires all providers of online news services, including news applications, Weibo and WeChat, to establish and maintain rigorous internal supervision and management systems and to not provide any news without identifying the sources of the news, invent news, report news based on hearsay or distort facts.

On May 11, 2004, Sohu Internet obtained a permit to engage in online news dissemination services, which was issued by the Information Office of the Beijing Municipal Government (the local arm of the SCIO) under the Old News Rules. On June 6, 2006, the permit was updated by the SCIO in accordance with the News Regulations.

Internet Publishing

On February 4, 2016, the SAPPRFT and MIIT jointly issued the Rules for the Administration for Internet Publishing Services (the “Internet Publishing Rules”) to replace the Provisional Rules for the Administration for Internet Publishing that had been jointly issued by the SAPPRFT and the MIIT on June 27, 2002. The Internet Publishing Rules define “Internet publications” as digital works that are edited, produced or processed to be published and provided to the public through the Internet, including (a) original digital works, such as pictures, maps, games, and comics; (b) digital works with content that is consistent with the type of content that, prior to the Internet age, typically was published in media such as books, newspapers, periodicals, audio-visual products, and electronic publications; (c) digital works in the form of online databases compiled by selecting, arranging and compiling other types of digital works; and (d) other types of digital works identified by the SAPPRFT. Under the Internet Publishing Rules, Web portals such as ours are required to apply to and register with the SAPPRFT before distributing Internet publications.

On December 22, 2010, Sohu Internet obtained an Internet publishing license issued by the SAPPRFT, and has recently applied to the SAPPRFT to have the license renewed. For the details of the Internet publishing licenses held by Changyou’s VIEs, see “Specific Statutes and Regulations - Regulation of Online Game Services –Online Games and Cultural Products.”

Online Audiovisual Transmission Through the Public Internet

On December 20, 2007, the SAPPRFT and the MIIT jointly issued Rules for the Administration of Internet Audiovisual Program Services (“Document 56”), which came into effect as of January 31, 2008. Document 56 requires all online audio and video service providers to be either state-owned or state-controlled and to obtain a permit for the Network Transmission of Audiovisual Programs. However, at a press conference held on February 3, 2008 the SAPPRFT and the MIIT clarified that online audio-visual service providers that were already lawfully operating prior to the issuance of Document 56 may re-register and continue to operate without becoming state-owned or controlled, provided that such providers do not engage in any unlawful activities. This exemption will not be granted to service providers set up after Document 56 was issued. As we were already engaged in online audiovisual transmission prior to the issuance of Document 56, we are presumably exempted from the requirement of being state-owned or state-controlled. Sohu Internet and Guangzhou Qianju currently hold permits, both for PC and for Mobile Apps, for the Network Transmission of Audiovisual Programs.

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

On April 1, 2010, SAPPRFT issued a Catalogue of Classification of Internet Audio-Video Program Services (Trial) (the “Internet Audio-Video Program Catalogue”). The Internet Audio-Video Program Catalogue classifies Internet audio-video program services (excluding IPTV, Internet TV and mobile TV services) into four categories, consisting of (i) Internet audio-video programs sponsored and broadcast through Internet radio and television stations, including political news, political talk shows, self-produced news programs and live programs of vital political, military, economic, social and sports activities; (ii) reprints of political news, Internet hosting, interviews, report and commentary services in entertainment, technology, financial, sports and educational audio-video programs, production and broadcasting of Internet dramas, compilation and broadcasting of entertainment, technology, financial, sports and education audio-video programs, and live broadcasting of cultural and sports activities; (iii) aggregation and broadcasting of Internet audio-video programs and user-uploaded audio-video programs; and (iv) retransmission of Internet audio-video programs. A permit for the Network Transmission of Audiovisual Programs specifies the scope of the services under one or more of these categories that the holder of the permit is allowed to provide. Our permit for the Network Transmission of Audiovisual Programs allows us to provide services mostly under the categories described in clauses (ii), (iii), and (iv) above.

On July 6, 2012, the SAPPRFT issued a Notice on Further Strengthening the Administration of Internet Dramas, Micro Movies and Other Internet Audiovisual programs (the “2012 SAPPRFT Notice 53”), which reiterates that online audio-visual service providers must obtain a Permit for the Network Transmission of Audiovisual Programs from the SAPPRFT. The 2012 SAPPRFT Notice 53 further stipulates that online audio-visual service providers must review the content of Internet audiovisual programs prior to their transmission and must file certain information, such as the names of the Internet audiovisual programs, summaries of their content and names of the persons conducting the reviews, with the appropriate provincial office of the SAPPRFT.

On January 2, 2014, the SAPPRFT issued a Supplemental Notice on 2012 SAPPRFT Notice 53, which stipulates that producers of Internet dramas, micro movies and other Internet audiovisual programs must obtain a Permit for Radio and Television Program Production and Operation. Online audio-visual service providers may only retransmit dramas and micro movies produced and uploaded by individuals whose identities have been verified and the content of which complies with relevant regulations. Online audio-visual service providers must file with the provincial SAPPRFT the content of Internet audiovisual programs proposed for transmission prior to transmitting the programs.

On November 4, 2016, the SAPPRFT issued a Notice on Further Strengthening the Planning, Development and Administration of Original Internet Audiovisual Programs (“Document 198”). Document 198 stipulates that if online service providers plan to produce and disseminate audiovisual programs that are considered to be key audiovisual programs under Document 198, the service providers must, during the early planning and development stage, file a summary of the programs and their titles, producer names, themes, and duration with the SAPPRFT and, for audiovisual programs with sensitive themes such as politics, military, diplomacy, national security, national sovereignty, religion, the PRC justice system and public security, consult with designated PRC governmental authorities before production of the programs.

Private Network and Targeted Communication Audiovisual Program Services

On April 25, 2016, the SAPPRFT issued the Provisions on the Administration of Private Network and Targeted Communication Audiovisual Program Services (the “Private Network Audiovisual Programs Administration Provisions”), effective on June 1, 2016, to replace the Measures for the Administration of the Transmission of Audiovisual Programs over Internet and other Information Networks that had been issued by the SAPPRFT on July 6, 2004. The Private Network Audiovisual Programs Administration Provisions stipulate that private network and targeted communication audiovisual program services include the provision, integrated control, transmission and distribution of audiovisual content through IPTV, targeted mobile television, television network and other targeted channels. The Private Network Audiovisual Programs Administration Provisions provide that operators engaging in private network and targeted communication audiovisual program services must obtain a permit for the Network Transmission of Audiovisual Programs from the SAPPRFT. The Private Network Audiovisual Programs Administration Provisions provide that only PRC state-owned or state-controlled entities may engage in private network and targeted communication audiovisual program services. We provide a small amount of audiovisual program services through private network and/or targeted communication channels, such as IPTVs and television networks. In order to comply with the Private Network Audiovisual Programs Administration Provisions, we partner with PRC state-owned entities for the provision of such services through private network and targeted communication channels. According to a press conference of SAPPRFT regarding the Private Network Audiovisual Programs Administration Provisions, Internet audiovisual program services provided through the public Internet, which include our main online video services, other than private network and targeted communication channels should comply with Document 56. See “Government Regulation and Legal Uncertainties - Specific Statutes and Regulations - Regulation of the Provision of Internet Content –Online Audiovisual Transmission through Public Internet” for a description of regulations affecting Internet Audio-video program services provided through the public Internet.

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

On January 6, 2017, the MOC issued Trial Measures of Administration of Cultural Market Blacklist (the “Blacklist Measures”), which stipulate that cultural products containing prohibited content, including content so specified by the New Online Culture Regulations, that has a material adverse effect on society will be listed in a “cultural product blacklist” published by the MOC or its local branches. Any future application made to the MOC or its local branches by an online cultural operator that has engaged in the distribution of cultural products included in the blacklist will be subject to heightened scrutiny.

On July 1, 2016, the MOC issued a Notice on Strengthening the Administration of Online Performance (the “Online Performance Notice”) and on December 2, 2016, issued the Measures of Administration of Online Performance Operating Activities (the “Online Performance Measures”), which became effective on January 1, 2017. The Online Performance Notice and the Online Performance Measures both stipulate that online performance service providers must obtain an Online Culture Operating Permit and that online performances must not contain any content that is horrific, cruel, violent, vulgar or humiliating in nature, mocks persons with disabilities, includes photographs or video clips that infringe third parties’ privacy or other rights, features animal abuse, or presents characters and other features of online games that have not been registered and approved for publication by applicable PRC governmental authorities.

On September 2, 2016, the SAPPRFT issued the Notice on Strengthening the Management of Live Online Social Video Services (the “Live Online Notice”), which requires interactive broadcasting service providers to procure a permit for the Network Transmission of Audiovisual Programs. Sohu Internet and Guangzhou Qianju currently hold permits for the Network Transmission of Audiovisual Programs. The Live Online Notice also stipulates that a service provider must make a filing with the local SAPPRFT branch at least five days before making any live broadcast of any significant political, military, economic, social, cultural or sports activities and at least 48 hours before making any live broadcast of other cultural or sports activities. On November 4, 2016, the CAOC issued the Provisions on the Administration of Online Live Social Video Services (the “Live Social Video Provisions”) effective December 1, 2016. The Live Social Video Provisions provide that business entities such as us that offer interactive broadcasting services on their Internet platforms have the primary responsibility for monitoring content disseminated by interactive broadcasting hosts and viewers through such services, and must allocate sufficient staff in line with the scale of such services and establish and maintain adequate internal policies and procedures for, among other things, content review, information security management, emergency management and technical support. The Live Social Video Provisions also require that Internet providers verify the real-name identity of interactive broadcasting hosts and viewers before allowing them to establish user accounts with the Internet providers and take appropriate remedial actions, such as issuing warnings, removing posted content, or terminating the user’s account, with respect to interactive broadcasting content or activity that is prohibited by the Live Social Video Provisions. Internet providers are subject to administrative penalties and other sanctions for noncompliance with the Live Social Video Provisions.

Sohu Internet, Guangzhou Qianjun, Focus Interactive, Sogou Information, Gamease, Guanyou Gamespace, Shanghai ICE and Wuhan Baina information currently hold Online Culture Operating Permits, each of which is subject to annual inspection.

Mobile Internet Applications Information Services

On June 28, 2016, the CAOC issued the Provisions on the Administration of Mobile Internet Applications Information Services (the “APP Provisions”), which became effective on August 1, 2016. Under the APP Provisions, mobile application providers and application store service providers are prohibited from engaging in any activity that may endanger national security, disturb the social order, or infringe the legal rights of third parties, and may not produce, copy, issue or disseminate through mobile applications any content prohibited by laws and regulations. The APP Provisions also require application providers to procure relevant approval to provide services through such applications and require application store service providers to register with local branch offices of the CAOC within 30 days after they start providing application store services. We have procured the required approvals for services that we provide through our mobile applications. Sogou has filed an application for registration with the applicable local branch of the CAOC with respect to Sogou’s provision of application store services.

Internet Map Services

Under the Opinions on Strengthening the Supervision of Internet Map and Geographic Information Services and the Notices on Further Strengthening the Management of Internet Map Services Permit issued on February 25, 2008 and December 23, 2011, respectively, by the State Administration of Surveying, Mapping and Geo-information (the “SASMG,” formerly known as the State Bureau of Surveying and Mapping) and the Administrative Regulations on Maps issued by the State Council on November 26, 2015, effective on January 1, 2016, any provider of Internet map services that is not a professional surveying and mapping enterprise must obtain the approval of the SASMG or its local branches and a Surveying and Mapping Qualification Certificate in order to provide such services. In addition, providers of Internet map services must use maps obtained through government-approved channels and display the SASMG approval number, the Surveying and Mapping Qualification Certificate number and the Telecommunications Services Operating License number in conspicuous locations on their Websites.

On January 1, 2014, the SASMG issued new Administrative Regulations on Surveying and Mapping Qualification Certificate and Classification Standard on Surveying and Mapping Qualification Certificate (the “SASMG Regulations and Standards”) to replace previous regulations issued on June 1, 2004 and April 12, 2010. Under the SASMG Regulations and Standards, there are two types of Surveying and Mapping Qualification certificates that may be issued to providers of Internet map services. A Class A certificate allows a holder to provide (i) map-location services, (ii) geo-information uploading and dimension services, and (iii) geo-information database development services, while a holder of a Class B certificate may only provide the first two types of services.

On July 26, 2016, the State Bureau of Surveying and Mapping (the “SBSM”) and the Office of the Central Leading Group for Cyberspace Affairs (the “OCLGCA”) jointly issued a Notice on Standardizing the Usage of Maps by Internet Services Providers (the “Maps Usage Notice”), which stipulates that all the Internet service providers must review and use maps in accordance with the PRC Surveying and Mapping Law and Administrative Regulations on Maps. The Maps Usage Notice requires that maps displayed by Internet service providers be obtained through government-approved channels and identify their sources and censor numbers. Internet service providers are prohibited from using maps obtained from unaccredited sources, including foreign Websites. All maps, other than scenic maps, block maps, subway maps and other specified maps, must be reviewed by PRC governmental authorities before they are published, and must not contain any information or content specified as prohibited in the Maps Usage Notice.

Internet Medical, Health and Pharmaceuticals Information Dissemination

Under the Measures for the Administration of Internet Pharmaceuticals Information Services (the “Pharmaceuticals Information Services Measures”) issued by the State Food and Drug Administration (“SFDA”) on July 8, 2004, the formal approval of the SFDA or one of its local branches is required before a Website may disseminate information concerning pharmaceuticals.

Under the Pharmaceuticals Information Services Measures, medical, health and pharmaceutical information provided by Websites must be scientific and accurate and must indicate the sources of such information. Websites that have received approval to disseminate such information must also publish or reprint health policies, information on epidemics and major health-related incidents, and other health-related information in accordance with law. Furthermore, medical and pharmaceutical advertisements published by such Websites must not exaggerate the efficacy or promote the medical uses of such products.

Sohu Internet, Guangzhou Qianjun, and Sogou Information received renewed SFDA approval on November 26, 2014, April 30, 2014 and November 10, 2016, respectively.

Regulation of Online Advertising Services

Brand Advertising Services

On April 24, 2015, the Standing Committee of the National People’s Congress enacted the Advertising Law of the People’s Republic of China (“New Advertising Law”). The New Advertising Law, which was a major overhaul of an advertising law enacted in 1994, increases the potential legal liability of providers of advertising services, and includes provisions intended to strengthen identification of false advertising and the power of regulatory authorities. On July 4, 2016, the SAIC issued the Interim Measures of the Administration of Online Advertising (the “SAIC Interim Measures”), effective on September 1, 2016. The New Advertising Law and the SAIC Interim Measures both provide that advertisements posted or published through the Internet may not affect users’ normal usage of a network, and advertisements published in the form of pop-up windows on the Internet must display a “close” sign prominently and ensure one-key closing of the pop-up windows. The SAIC Interim Measures provide that all online advertisements must be marked “Advertisement” so that viewers can easily identify them as such. Moreover, the SAIC Interim Measures treat pay-for-click search results as advertisements that are subject to PRC advertisement laws, and require that pay-for-click search results be conspicuously identified on search result pages as advertisements. The New Advertising Law and SAIC Interim Measures will require us to conduct more stringent examination and monitoring of our advertisers and the content of their advertisements.

On April 13, 2016, the SAIC and sixteen other PRC government agencies jointly issued a Notice of Campaign to Crack Down on Illegal Internet Finance Advertisements and Other Financial Activities in the Name of Investment Management (the ‘‘Campaign Notice’’), pursuant to which a campaign was conducted between April 2016 and January 2017 targeting, among other things, online advertisements for Internet finance and other financial activities posted on Internet search portals and other portal, financial, real estate, P2P and investment product sales services Websites.

Search and search-related Services

On August 18, 2009, the MOC issued a Notice on Strengthening and Improving the Content Censorship of Online Music Content (“MOC Notice”). The MOC Notice provides that providing direct links to online music will constitute engaging in the online music business, and that therefore an Online Culture Operating Permit is required for providing such search services. Sogou Information applied for an Online Culture Operating Permit and received it on November 9, 2010. The permit was renewed on December 2, 2016.

On June 25, 2016, the CAOC issued Measures for the Administration of Online Information Search Services (the “CAOC Interim Measures”), which came into effect on August 1, 2016. The CAOC Interim Measures, like the SAIC Interim Measures, require that providers of online search services verify the credentials of pay-for-click advertisers, specify a maximum percentage that pay-for-click search results may represent of results on a search page, and require that providers of search services conspicuously identify pay-for-click search results as such.

Regulation of Online Game Services

Online Games and Cultural Products

In September 2009, the SAPPRFT, together with the National Copyright Administration and the National Office of Combating Pornography and Illegal Publications, jointly issued a Notice on Further Strengthening on the Administration of Pre-examination and Approval of Online Game and the Examination and Approval of Imported Online Game (the “SAPPRFT Online Game Notice”). The SAPPRFT Online Game Notice states that foreign investors are not permitted to invest in online game operating businesses in China via wholly foreign-owned entities, China-foreign equity joint ventures or cooperative joint ventures or to exercise control over or participate in the operation of domestic online game businesses through indirect means, such as other joint venture companies or contractual or technical arrangements. If the VIE structure of Changyou was deemed under the SAPPRFT Online Game Notice to be an “indirect means” for foreign investors to exercise control over or participate in the operation of a domestic online game business, the VIE structure of Changyou might be challenged by the SAPPRFT. We are not aware of any online game companies which use the same or similar VIE contractual arrangements as those Changyou uses having been challenged by the SAPPRFT as using those VIE arrangements as an “indirect means” for foreign investors to exercise control over or participate in the operation of a domestic online game business or having been penalized or ordered to terminate operations since the SAPPRFT Online Game Notice first became effective. However, it is unclear whether and how the SAPPRFT Online Game Notice might be interpreted or implemented in the future.

On February 21, 2008, the SAPPRFT issued Rules for the Administration of Electronic Publications (the “Electronic Publication Rules”), which were amended on August 28, 2015. The Electronic Publication Rules regulate the production, publishing and importation of electronic publications in the PRC and outline a licensing system for business operations involving electronic publishing. Under the Electronic Publication Rules and other related regulations issued by the SAPPRFT, online games are classified as a type of electronic publication or Internet publication that may only be provided by a licensed electronic publishing entity with a standard publication code, and the establishment of an electronic publishing entity must be approved by the SAPPRFT. Electronic publishing entities are responsible for assuring that the content of electronic publications comply with relevant PRC law and regulations, and must obtain the approval of the SAPPRFT before publishing foreign electronic publications. The Measures of Internet Publication Service Administration issued by the SAPPRFT and the MIIT (the “New Internet Publication Measures”), which became effective on March 10, 2016 and replaced the Temporary Measures for Internet Publication Administration that had become effective in 2002, require that entities in the Internet publishing business apply for an online publication license and obtain approval from the SAPPRFT prior to the publication of new online games. In addition, under the New Internet Publication Measures, Sino-foreign joint ventures and foreign-invested entities are not permitted to engage in Internet publication services, and the legal representative of an entity providing Internet publication services may not be a foreigner.

Gamease, which is the operator of TLBB, BO, BH2 and certain other licensed PC games, and Guanyou Gamespace, which provides online game services, obtained Internet publishing licenses on December 10, 2010 and October 13, 2011, respectively. TLBB, BO, BH2 and some of Changyou’s other games were historically published through third parties that were licensed electronic publishing entities, because Gamease had not obtained an Internet publishing license at the time those online games were made publicly available. TLBB, BO and BH2 and certain of Changyou’s other existing games are currently published under an Internet publishing license held by Gamease. Current PRC regulations are not clear as to the consequences of obtaining authorization codes through third-party electronic publishing entities. While we believe that arrangements like Changyou’s are acknowledged by the SAPPRFT, in view of the lack of formal interpretation regarding this issue, the SAPPRFT might challenge Changyou’s current and past practices and could subject Changyou to various penalties, including fines, confiscation of publishing equipment and the revenues generated from the publishing activities, the revocation of Changyou’s business license, or the forced discontinuation of or restrictions on its operations.

On May 24, 2016, the SAPPRFT issued the Mobile Game Notice, which became effective on July 1, 2016 and sets forth requirements for the publication and operation of mobile games online, including requiring that mobile game publishers and operators, including joint operators, review the content of the games that they publish and operate, and apply for publication and authorization codes at least 20 business days before first publishing and operating domestic recreational and educational mobile games through open beta testing. The Mobile Game Notice, as updated by a subsequent notice, specified that game publishers and game operators were required to review the content of mobile games that were published and operated online before July 1, 2016, and to complete approval procedures for those games before December 31, 2016, or to cease operating the games. Changyou completed prior to December 31, 2016 all of the approval procedures required by the SAPPRFT for its mobile games that were in operation before July 1, 2016.

The MOC issued the New Provisional Regulations for the Administration of Online Culture, or the Online Culture Regulations, which took effect on April 1, 2011 and replaced the Provisional Regulations for the Administration of Online Culture. The Online Culture Regulations apply to entities engaging in activities related to “Internet cultural products,” which include cultural products that are produced specifically for Internet use, such as online music and entertainment, online games, online plays, online performances, online works of art and Web animation, and other online cultural products that through technical means, produce or reproduce music, entertainment, games, plays and other art works for Internet dissemination. Under the New Online Culture Regulations, commercial entities are required to apply to the relevant local branch of the MOC for an Online Culture Operating Permit if they engage in the production, duplication, importation, release or broadcasting of Internet cultural products; the dissemination of online cultural products on the Internet or the transmission of such products via Internet or mobile phone networks to user terminals, such as computers, phones, television sets and gaming consoles, or Internet surfing service sites such as Internet cafés; or the holding or exhibition of contests related to Internet cultural products. In January 2008 Gamease obtained an Online Culture Operating Permit, which was re-certified in October 2015; in June 2011 Guanyou Gamespace obtained an Online Culture Operating Permit, which was re-certified in October 2015; and in December 2010 Shanghai ICE obtained an Online Culture Operating Permit, which was re-certified in January 2014.

The Interim Measures for the Administration of Online Games (“Online Game Measures”), issued by the MOC, which took effect on August 1, 2010, regulate a broad range of activities related to the online games business, including the development, production and operation of online games, the issuance of virtual currencies used for online games, and the provision of virtual currency trading services. The Online Game Measures provide that any entity that is engaged in online game operations must obtain an Online Culture Operating Permit, and require the content of an imported online game to be examined and approved by the MOC prior to the game’s launch and a domestic online game to be filed with the MOC within 30 days after its launch. The Notice of the Ministry of Culture on the Implementation of the Interim Measures for the Administration of Online Games, which was issued by the MOC on July 29, 2010 to implement the Online Game Measures (i) requires online game operators to protect the interests of online game users and specifies certain terms that must be included in service agreements between online game operators and the users of their online games, (ii) specifies content review of imported online games and filing procedures for domestic online games, (iii) emphasizes the importance of the protection of minors playing online games, and (iv) requests online game operators to promote real-name registration by their game users. On December 1, 2016, the MOC issued the Online Game Operation Notice, which will become effective on May 1, 2017. The Online Game Operation Notice includes clarification of products and services that will be considered to be within the scope of the operation of online games, provides enhanced standards for the issuance of and payment for virtual items used in online games and enhanced protection of online games users, and announces more stringent supervision of the operation of online games and penalties for violations by online game operators of regulations with respect to the operation of online games. The Online Game Operation Notice stipulates that game operators are prohibited from providing lucky draws or lotteries that are conducted on the condition that participants contribute cash or virtual currency in exchange for virtual items and services; must timely publish the name, properties, description, amount, and probability of winning for such lucky draws or lotteries on either the Website of the game or the Web page on which such lucky draws or lotteries are provided; must require real-name registration of game players who wish to enter such lucky draws or lotteries; and must publish the results of such lucky draws or lotteries on the Website of or other conspicuous location in the game; and must maintain all relevant records for at least 90 days. The Online Game Operation Notice also stipulates that online game operators must require real-name registration of online game players and may sell game points and virtual items only to real-name registered game players, must set limits on the maximum amount of game points for a particular game that game players may purchase in a single transaction, must require confirmation of transaction information by game players placing orders and must maintain all relevant records for at least 180 days. Changyou filed its games TLBB, BO, BH2, and certain of its other existing games with the MOC. If Changyou fails to maintain any of its permits, approvals or registrations, to make any necessary filings, or to apply for and obtain any required new permits, approvals or registrations or make any new filings on a timely basis, it may be subject to various penalties, including fines and a requirement that it discontinue or limit its operations.

The Notice on Strengthening the Approval and Administration of Imported Online Games (the “SAPPRFT Imported Online Game Notice”), which was issued by the SAPPRFT and took effect in July 2009, states that the SAPPRFT is the only governmental department authorized by the State Council to approve the importation of online games from offshore copyright owners, and that any enterprise which engages in online game publication and operation services within China must have the game examined and approved by the SAPPRFT and receive from the SAPPRFT an Internet publishing license. Changyou’s VIEs Gamease and Guanyou Gamespace have obtained Internet publishing licenses from the SAPPRFT. In addition, the Imported Online Game Notice states that activities which involve the showing, exhibition, trading and promotion of offshore online games in China must be examined and approved by the SAPPRFT.

The Notice Regarding Improving and Strengthening the Administration of Online Game Content (the “Online Game Content Notice”), issued by the MOC in November 2009, calls for online game operators to improve and adapt their game models by (i) mitigating the predominance of the “upgrade by monster fighting” model, (ii) limiting the use of the “player kill” model (where one player’s character attempts to kill another player’s character), (iii) limiting in-game marriages among game players, and (iv) improving their compliance with legal requirements for the registration of minors and game time-limits.

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

In January 2014, the SAIC promulgated the Administrative Measures for Online Trading (the “Online Trading Measures”), which took effect on March 15, 2014, and replaced the Interim Measures for the Administration of Online Commodities Trading and Relevant Services, issued by the SAIC, which had taken effect on July 1, 2010. The Online Trading Measures regulate online commodity trading and related activities. The Online Trading Measures require that online transactions in commodities or services comply with the provisions of all applicable laws, regulations and rules. When selling commodities or providing services to consumers, online operators must comply with all applicable laws with respect to the protection of consumer rights and interests, the protection of intellectual property rights of others and the prevention of unfair competition. Information provided with respect to commodities and services provided by online commodity operators or related service operators must be authentic and accurate. If Changyou fails to comply with all requirements of the Online Trading Measures, the local branch of the SAIC or another governmental authority with jurisdiction might impose penalties, such as fines.

Registration of Software Products

The Measures Concerning Software Products Administration (the “Software Measures”) issued by the MIIT, which became effective in April 2009 and replaced measures which had been in effect since 2000, permit software developers and producers to sell or license their software products independently or through agents, and software products developed in the PRC can be registered with the local provincial government authorities in charge of the information industry and filed with the MIIT. Upon registration, the software products are granted registration certificates which are valid for five years and may be renewed upon expiration. Under policies promulgated by the State Council, software products developed in the PRC which satisfy the requirements of the Software Measures and have been registered and filed in accordance with the Software Measures may enjoy certain types of preferential treatment. State Council policies provide that the MIIT and other relevant departments may supervise and inspect the development, production, sale, import and export of software products in the PRC. Changyou has registered software copyrights covering all of its significant copyrightable products and enhancements.

Regulation of Internet Content

The PRC government has promulgated measures relating to Internet content through a number of government authorities, including the MIIT, the MOC, the SAPPRFT and the MPS. These measures prohibit certain specified Internet activities, including the operation of online games that result in the publication of any content which is found to, among other things, propagate obscenity, gambling or violence, instigate crimes, undermine public morality or the cultural traditions of the PRC, or compromise State security or secrets. If an ICP license holder violates these measures, the PRC government may revoke its ICP license and shut down its Websites.

Protection of Minors

On April 15, 2007, the SAPPRFT and several other governmental authorities issued a circular requiring the implementation of an “anti-fatigue system” and a real-name registration system by all PRC online game operators, in an effort to curb addictive online game play behaviors of minors. Under the anti-fatigue system, three hours or less of continuous play by minors is considered to be “healthy,” three to five hours to be “fatiguing,” and five hours or more to be “unhealthy.” Game operators are required to reduce the value of in-game benefits to a game player by half if the game player has reached “fatiguing” level, and to zero in the case of “unhealthy” level.

To identify whether a game player is a minor and thus subject to the anti-fatigue system, there was adopted a real-name registration system, which requires online game players to register their real identity information before they play online games and requires an online game operator such as Changyou to submit the identity information of game players to the public security authorities for verification. On July 1, 2011, the SAPPRFT, the MIIT, the Ministry of Education and five other governmental authorities issued a Notice on Initializing the verification of Real-name Registration for Anti-Fatigue System on Internet Games (the “Real-Name Registration Notice”), which took effect on October 1, 2011, to strengthen the implementation of the anti-fatigue system and real-name registration. The Real-name Registration Notice’s main focus is to prevent minors from using an adult’s ID to play Internet games and, accordingly, the notice imposes stringent punishments on online game operators that do not implement the required anti-fatigue and real-name registration measures properly and effectively. The most severe punishment contemplated by the Real-name Registration Notice is to require termination of the operation of the online game if it is found to be in violation of the Anti-Fatigue Notice, the Monitor System Circular or the Real-Name Registration Notice. Changyou developed its own anti-fatigue and real-name registration systems for its games, and implemented them beginning in 2007. Under Changyou’s system, game players must use real identification in order to create accounts, and in this way Changyou generally is able to tell which of its game players are minors and thus subject to these regulations. For game players who do not register, Changyou assumes that they are minors. As required by the anti-fatigue rules, Changyou reduces the value of in-game benefits of game players under 18 years based on the amount of their continuous play.

On January 15, 2011, the MOC, the MIIT and six other central government authorities jointly issued a circular entitled Implementation of Online Game Monitor System of the Guardians of Minors (the “Monitor System Circular”), aiming to provide protection measures to monitor the online game activities of minors and curb addictive online game playing behaviors of minors. Under the Monitor System Circular, online game operators are required to adopt various measures to maintain a system to communicate with the parents or other guardians of minors playing online games and online game operators are required to monitor the online game activities of minors, and must suspend the account of a minor if so requested by the minor’s parents or guardians. The monitor system was formally implemented commencing March 1, 2011.

In February 2013, 15 PRC government authorities, including the SAPPRFT, the Ministry of Education, the MOC and the MIIT, jointly issued the Work Plan for the Integrated Prevention of Minors Online Game Addiction (the “Work Plan”), integrating measures issued by various different authorities to prevent minors from being addicted to online games. Under the Work Plan, the current relevant regulations regarding online games will be further clarified and additional implementation rules will be issued; and as a result, online game operators will be required to implement additional measures to protect minors.

On July 25, 2014, the SAPPRFT promulgated a Notice on Further Carrying out the Verification of Real-name Registration for Anti-Fatigue System on Internet Games (the “Verification of Real-Name Registration Notice”), which took effect on October 1, 2014. The Verification of Real-Name Registration Notice requires local press and publication administrative departments to strengthen their administration over enterprises engaged in online game publication and operations, and requires such enterprises to abide by anti-fatigue and real-name registration requirements when developing and promoting online games, but excluding, at present, mobile games.

Information Security and Censorship

Internet content in China is also regulated and restricted from a State security standpoint. The Standing Committee of the National People’s Congress enacted the Decision on Internet Security Protection in 2000, and amended it in August, 2009. The decision makes it unlawful to: (i) gain improper entry into a computer or system of strategic importance; (ii) disseminate politically disruptive information; (iii) leak State secrets; (iv) spread false commercial information; or (v) infringe intellectual property rights. The MPS has promulgated measures that prohibit the use of the Internet in ways which, among other things, result in a leakage of State secrets or distribution of socially destabilizing content. The MPS has supervision and inspection rights in this regard, and Changyou may be subject to the jurisdiction of local security bureaus. If an ICP license holder violates these measures, the PRC government may revoke its ICP license and shut down its Websites. On November 7, 2016, the Standing Committee of the National People’s Congress issued the Internet Security Law, which will take effect on June 1, 2017. The Internet Security Law will require providers of services over Internet networks to keep user information that they have collected in strict confidence and to establish improved systems for the protection of user information. Such service providers must provide notice of the purpose, methods and scope of their collection and use of user information, and obtain the consent of each person whose personal information will be collected. Service providers may not collect any personal information that is not related to the services they provide, or disclose or tamper with personal information that they have collected, unless such information is encoded to prevent identification of individuals whose information is so disclosed or tampered with. Service providers who do not comply with the Internet Security Law may be subject to fines, suspension of their businesses, shutdown of their websites, and revocation of their business licenses.

In 2004, the MOC issued a Notice Regarding the Strengthening of Online Game Censorship. This notice mandates the establishment of a new committee under the MOC that will screen the content of imported online games. In addition, all imported and domestic online games are required to be filed with the MOC. Changyou has submitted the relevant documents to the MOC for the filing of all of its online games in operation.

In 2005, the MOC and the MIIT promulgated the Opinions on the Development and Administration of Online Games emphasizing the PRC government’s intent to foster and control the development of the online game industry in China and providing that the MOC will censor online games that “threaten state security,” “disturb the social order,” or contain “obscenity” or “violence.”

In April, 2009, the MOC issued a Public Announcement on Regulating Applications for the Examination of the Content of Imported Online Games (the “Announcement”). The Announcement emphasizes that enterprises operating imported online games must have the content of those games examined and approved by the MOC.

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

On June 4, 2009, the MOC and the MOFCOM jointly issued the Virtual Currency Notice, to regulate the trading of online game virtual currencies. The Virtual Currency Notice defines the meaning of virtual currency and places a set of restrictions on the trading and issuance of virtual currency. The Virtual Currency Notice also states that online game operators are not allowed to give out virtual items or virtual currency through lottery-based activities, such as lucky draws, betting or random computer sampling, in exchange for user’s cash or virtual money. The Virtual Currency Notice is mainly targeted at lottery-based activities relating to the “treasure boxes” found in some online games.

On July 20, 2009, the MOC promulgated Filing Guidelines on Online Game Virtual Currency Issuing Enterprise and Online Game Virtual Currency Trading Enterprise, which define the terms “issuing enterprise” and “trading enterprise” and stipulate that the same enterprise may not be both an issuing enterprise and a trading enterprise.

On December 1, 2016, the MOC issued the Online Game Operation Notice, which will become effective on May 1, 2017. The Online Game Operation Notice standardizes rules regarding the issuance of virtual items used for online games. The Online Game Operation Notice provides that the issuance and exchange of virtual items issued by online game operators must be administered in accordance with the regulations applicable to virtual currency; that online game operators generally may not allow online game virtual currency to be exchanged for real currency or physical items; requires that, when online game operators allow users to exchange small-value physical items for virtual items, the content and value of such physical items must comply with applicable laws and regulations; and stipulates that online game operators are prohibited from providing lucky draws or lotteries that are conducted on the condition that participants contribute cash or virtual currencies in exchange for virtual items and services, must publish the results of such lucky draws or lotteries on the Website of or other conspicuous location in the game and must maintain all relevant records for at least 90 days.

Import and Export of Software Technology

China imposes controls on the import and export of technology and software products. Under the Regulations on Administration of Import and Export of Technologies promulgated by the State Council, the term “technology import and export” is defined to include, among other things, the transfer or licensing of patents and know-how, and the provision of services related to technology. Depending on the nature of the relevant technology, the import and export of technology require either approval by or registration with the relevant PRC governmental authorities. Under the Software Export Management and Statistics Measures promulgated in October 2001, if a company is classified as a software enterprise and has a minimum of RMB1 million (or approximately $145,000) in registered capital, it may engage in an export business after being registered with the relevant PRC governmental authorities. All contracts which relate to the export of software products, transfer of technology or provision of related services must be filed with the relevant PRC governmental authorities. The Measures for the Administration of Registration of Technology Import and Export Contracts, issued by the MOFCOM in February 2009, specify registration requirements related to the import and export of technology.

Changyou has entered into license agreements with third parties outside of China to license its games, which may be deemed to constitute the export of technology under the regulations. As a result, such licenses are required to be registered with applicable PRC governmental authorities. Although there are no explicit penalties set forth in these regulations for lack of such registration, failure to register an agreement where such registration is required may result in restrictions concerning foreign exchange, banking and taxation matters relating to such agreements. Changyou has not registered all of the game license agreements under which it authorizes overseas third-party online game operators to operate its online games, and so far Changyou has not encountered any problems with respect to foreign exchange, banking or taxation matters relating to its license agreements, nor has Changyou received any notice from any governmental authority requiring it to complete the registration of its game license agreements.

Regulation of Other Services

Real Estate Services

On March 10, 2015, the National Development and Reform Commission (the “NDRC”) and the MOFCOM issued a new Foreign Investment Industrial Guidance Catalogue (the “New Catalogue”), which became effective on April 10, 2015. The New Catalogue removed from the category of industries where foreign investment is restricted real estate agency and brokerage services, which had been included in the restricted category in the previous Foreign Investment Industrial Guidance Catalogue issued in 2011. The New Catalogue loosened existing restrictions on foreign ownership of real estate agency and brokerage services in China, and as a result we may conduct real estate agency and brokerage services directly.

On April 4, 2001, the Ministry of Housing and Urban-Rural Development promulgated the Regulatory Measures on the Sale of Commercial Houses, pursuant to which a real estate developer may engage a real estate services organization as a broker to pre-sell or sell primary residential housing. The regulatory measures provide that a real estate broker must not make any false statements regarding a property to clients and must present clients with relevant title certificates or sale permits for the properties and a related letter of authorization.

On December 29, 2006, the Ministry of Construction and the PBOC jointly issued the Circular Concerning Strengthening the Management of Real Estate Services and Regulating the Trade Settlement Capital Account, which provides a number of directives regulating the real estate services industry. Under the circular, a real estate services company is not permitted to receive cash purchase payments on behalf of clients in secondary real estate transactions and is required to establish separate security deposit accounts for clients.

On January 20, 2011, the Ministry of Housing and Urban-Rural Development (“MHURD”), the NDRC, and the Ministry of Human Resources and Social Security jointly issued the Measures for Administration on Real Estate Brokerage (the “Brokerage Measures”), which became effective on April 1, 2011 and were amended on April 1, 2016, and govern the activities of real estate brokerages and real estate brokerage personnel in providing intermediary, agency and related services and charging commissions. Furthermore, pursuant to the Brokerage Measures, a real estate brokerage company and its branches must have a sufficient number of licensed real estate brokers. The Brokerage Measures also require real estate brokerage companies to file with real estate regulatory authorities at the county level or above within 30 days after their business registration with the relevant local counterparts of the SAIC. Focus Interactive has made the required filings.

On July 29, 2016, the MHURD issued the Opinions on Strengthening the Administration of Sound Development of Real Estate Brokerage (the “MHURD Opinions”), to further regulate real estate brokerage services. The MHURD Opinions stipulate that real estate brokers are obligated to censor specified real estate-related information, including ownership, price, area, and location, and may not provide, directly or through agencies, loans for down payments and other similar financial services.

On September 30, 2016, Beijing MHURD and five other governmental authorities jointly issued the Measures for the Promotion of Stable and Healthy Development of the Local Real Estate Market (the “Beijing Measures”), with the goal of tempering rampant increases in housing prices by balancing land supply in favor of residential use and owner-occupied apartments, providing guidance for real estate developers and brokers as to the setting of prices and the conduct of advertising, selling and financing activities, and providing for enhanced enforcement measures with respect to false and misleading advertisements and pricing information and other illegal selling and financing activities in the local real estate market. Certain other cities, including Tianjin, Suzhou, Zhengzhou, Chengdu, Hefei, and Wuhan, adopted similar measures. One effect of these regulations has been to make real estate developers more cautious with respect to advertising housing on Internet platforms and cooperating on real estate-related e-commerce programs with Internet service providers such as us. In some cases, our real estate developer clients have suspended or discontinued their collaboration with us on our program that allows our users to purchase Focus membership cards and later purchase real estate properties from the real estate developers at a discount greater than the price of the membership cards, and as a result users have asked us to reimburse them for the fees for their cards.

Online Payment Services

On June 14, 2010, the PBOC issued the Measures for the Administration of Payment Services Provided by Non-financial Institutions (the “Payment Services Measures”), which took effect on September 1, 2010 and were amended on February 3, 2016. On December 1, 2010, the PBOC promulgated the Implementing Rules for the Payment Services Measures. The Payment Services Measures and their implementing rules require any non-financial institution engaging in payment services, such as online payments, issuance and acceptance of prepaid cards, and bill collection via bank cards, to obtain a Payment Service License. Applications for Payment Service Licenses are examined by the local branches of the PBOC and then submitted to the PBOC for approval. To further regulate the operation of online payment services, the PBOC issued the Administration of Online Payment Services Provided by Non-Bank Payment Institutions (the “Online Payment Services Measures”), which took effect on July 1, 2016. The Online Payment Services Measures classify personal payment accounts at entities that already hold a Payment Service License into three categories based on the extent to which the holders of the accounts have completed identity verification procedures, and provide that those account holders who have completed more of the identity verification process are entitled to a broader range of payment options through their accounts. The Online Payment Services Measures prohibit non-bank payment institutions from engaging in securities, insurance, financing, trusts and other unauthorized financial business. Non-bank payment institutions are also required to develop risk control systems, including a risk rating system for users, a dispute resolution system, and a risk reserve.

In addition, on January 20, 2015, the SAFE issued the Notice of the State Administration of Foreign Exchange on the Pilot Scheme of Cross-border Foreign Exchange Payment Services Provided by Payment Institutions (the “Pilot Notice”), replacing the Guiding Opinions on the Pilot Services of Cross-Border E-commerce Foreign Exchange Payment by Payment Institutions issued by the SAFE on February 1, 2013, pursuant to which a payment institution is required to obtain approval from the SAFE and to be registered in the Enterprise Directory for Foreign Exchange Receipts and Payments in Trade in order to provide pilot foreign exchange payment services for cross-border e-commerce transactions. Any institution applying for such registration and approval must first obtain a Payment Services License that authorizes it to engage in the online payments business.

Lottery Sales

On May 4, 2009, the State Council issued the Regulation on Administration of Lottery stating that “lottery issuance agencies” and “lottery sales agencies” may authorize other entities to conduct lottery sales. On September 26, 2010, the Ministry of Finance (the “MOF”) issued the Interim Measures on the Administration of Internet Lottery Sale (the “Lottery Measures”), which set forth detailed requirements for the administration of online lottery sales as well as requirements for qualified online lottery service providers. Pursuant to the Lottery Measures, the MOF is the supervisory and regulatory department for online lottery sales. Lottery issuance agencies may collaborate with other entities or authorize lottery sales agencies to conduct online lottery sales, or appoint qualified entities as their online lottery sales agents. The Lottery Measures require qualified online lottery service providers to meet certain criteria, including having obtained an Internet content provider license. Lottery issuance agencies are required to apply to the MOF for approval of online lottery service providers that the lottery service agencies propose to engage to conduct an online lottery business.

On January 18, 2012, the MOF, the Ministry of Civil Affairs and the General Administration of Sports jointly issued the Implementing Rules of the Regulation on Administration of Lottery (the “Lottery Implementing Rules”), which became effective on March 1, 2012 and stipulate that lotteries sold without the MOF’s approval and a lottery issuing agency’s or a lottery sales agency’s authorization may be categorized as illegal lotteries.

On February 28, 2012, the General Administration of Sports issued the Urgent Notice on the Strengthening Execution of the Lottery Implementing Rules, reiterating that lotteries sold via the Internet without the approval of the MOF will be deemed to be illegal lotteries. In December 2012, the MOF issued the Lottery Distribution and Sale Administration Measures, which became effective on January 1, 2013 and expressly permit Internet lottery sales.

On March 27, 2014, the MOF issued the Interim Measures on the Administration of the Sale of Lotteries via Telephone (the “Telephone Lottery Measures”) to replace the MOF’s former version promulgated on September 26, 2010. Under the Telephone Lottery Measures, “sale of lotteries via telephone” refers to the use of fixed-line telephones and mobile telephones to sell lotteries through short messages, voice calls and applications. Properly qualified lottery sales agencies may authorize other entities (“Telephone Sales Agents”) to carry out the business of sale of lotteries via telephone. The lottery sales agencies and the Telephone Sales Agent must enter into a commission agreement. A qualified Telephone Sales Agent is required to meet certain criteria, including having obtained a Value-Added Telecommunications Services Operating License. The Telephone Lottery Measures further provide that a Telephone Sales Agent must conduct business in accordance with parameters approved by the MOF and an pursuant to a commission agreement.

On January 15, 2015, the MOF, the Ministry of Civil Affairs and the General Administration of Sports jointly promulgated the Notice related to Self-inspection and Self-Remedy of Unauthorized Online Lottery Sales (the “Self-inspection Notice”), which requires provincial and municipal government branches, including financial, civil affairs and sports bureaus, to conduct inspections and take remedial measures for unauthorized online lottery sales within their respective jurisdictions. The scope of inspection includes, among other things, commission contracts, online lottery products, exchange of lottery sales data, online lottery sales channels, and sales commission fees in connection with unauthorized engagements of online sales agents by lottery sales agencies. The Notice further requires that a formal report on the result of the inspections and the remedial measures be submitted by each provincial or municipal government to the MOF, the Ministry of Civil Affairs and the General Administration of Sports by March 1, 2015.

On April 3, 2015, eight governmental authorities consisting of the MOF, the MPS, the SAIC, the MIIT, the Ministry of Civil Affairs, the People’s Bank of China (“PBOC”), the General Administration of Sports and the China Banking Regulatory Commission jointly released a public announcement with regard to unauthorized online lottery sales (the “Public Announcement”). The Public Announcement provides, among other things, that (i) all lottery institutions, internet companies, and other institutions or individuals provide unauthorized online lottery sales services, either directly or through agents, must immediately cease such services; (ii) the local governmental authorities for finance, civil affairs and sports must investigate and sanction unauthorized online lottery sales in their respective jurisdictions in accordance with applicable laws and regulations; (iii) the local governmental authorities for public security and industry and commerce must investigate any issuances or sales of illegal lotteries within their respective jurisdictions, with necessary assistance from local governmental authorities for finance, communication, banking regulation, civil affairs and sports, and local branches of the PBOC, and report any criminal activities to judicial authorities for prosecution; (iv) the lottery issuance authorities that plan to sell lottery products online must obtain approval from the Ministry of Civil Affairs or the General Administration of Sports by submitting an application to the MOF for written approval, and (v) no entity may provide online lottery sales services without the approval of the MOF. On April 28, 2016, the MOF, the MPS and the SAIC, and on May 5, 2015 the SAIC, issued notices regarding unauthorized online lottery sales and further emphasized the requirements specified in the Public Announcement. Online lottery sales are an insignificant business for us.

Production of Radio and Telecommunications Equipment

On September 11, 1993, the State Council and Central Military Commission jointly issued the Regulations on the Management of Radio Operations, which were amended on November 11, 2016, under which the working frequencies, bands, and related technical indices of radio transmission equipment must conform to relevant regulations regarding radio and are required to be submitted to the state radio administration authority or its local branches. Pursuant to the Regulation on the Penalties of Radio Management issued by State Radio Regulatory Commission on October 28, 1995, failure to submit such information will result in the imposition of a fine.

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

Since 2005, the NCA, together with certain other PRC governmental authorities, have jointly launched annual campaigns, which normally last for three to four months every year, specifically aiming to crack down on Internet copyright infringement and piracy in China. According to the Notice of 2010 Campaign to Crack Down on Internet Infringement and Piracy promulgated by the NCA, the MPS and the MIIT on July 19, 2010, one of the main targets, among others, of the 2010 campaign was Internet audio and video programs. From the time the 2010 campaign commenced in late July, the local branches of the NCA focused on popular movies and television series, newly published books, online games and animation, music and software and illegal uploading or transmission of a third party’s works without proper license or permission, sales of pirated audio/video and software through e-commerce platforms, providing search links, information storage, Web hosting or Internet access services for third parties engaging in copyright infringement or piracy and infringement by the use of mobile media. In serious cases, the operating permits of the Websites engaging in illegal activities may be revoked, and such Websites may be ordered to shut down. On July 12, 2016, the NCA, the State Internet Information Office, the MIIT and the MPS jointly announced the 2016 Campaign to Crack Down on Internet Infringement and Piracy (the “Jian Wang 2016 Campaign”), targeting the infringement of rights to, and piracy of, online literary works and infringement activities using mobile application programs, and strengthening the supervision and regulation of the Website Alliance, to enhance copyright protection.

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

Laws and Regulations Related to Encryption Software

In October 1999, the State Encryption Administration Commission promulgated the Regulations for the Administration of Commercial Encryption, amended on February 3, 2016, followed in November 1999 by the Notice of the General Office of the State Encryption Administration Commission. Both of these regulations address the use in China of software with encryption functions.

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

On May 26, 2016, the MIIT issued the Measures on the Complaint Settlement of the Telecommunication Services Users (the “Complaint Settlement Measures”), which took effect on July 30, 2016. The Complaint Settlement Measures require telecommunication services providers to respond to their users within fifteen days upon the receipt of any complaint delivered by such users, the failure of which will give the complaining users the right to file a complaint against the service providers with the provincial branch offices of the MIIT.

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

On July 16, 2013, the MIIT issued the Order for the Protection of Telecommunication and Internet User Personal Information (the “Order”).Most of the requirements under the Order that are relevant to ICP operators are consistent with the requirements already established under the MIIT provisions discussed above, except that under the Order the requirements are often more strict and have a wider scope. If an ICP operator wishes to collect or use personal information, it may do so only if such collection is necessary for the services it provides. Further, it must disclose to its users the purpose, method and scope of any such collection or use, and must obtain consent from the users whose information is being collected or used. ICP operators are also required to establish and publish their protocols relating to personal information collection or use, keep any collected information strictly confidential, and take technological and other measures to maintain the security of such information. ICP operators are required to cease any collection or use of the user personal information, and de-register the relevant user account, when a given user stops using the relevant Internet service. ICP operators are further prohibited from divulging, distorting or destroying any such personal information, or selling or providing such information unlawfully to other parties. In addition, if an ICP operator appoints an agent to undertake any marketing or technical services that involve the collection or use of personal information, the ICP operator is still required to supervise and manage the protection of the information. The Order states, in broad terms, that violators may face warnings, fines, and disclosure to the public and, in the most severe cases, criminal liability.

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

Laws and Regulations Related to Security and Censorship

The principal pieces of PRC legislation concerning information security and censorship are:

•	The Law of the People’s Republic of China on the Preservation of State Secrets (1988, as amended in 2010) and related Implementing Rules (2014);

•	The Law of the People’s Republic of China Regarding Anti-spy (2014);

•	Rules of the People’s Republic of China for Protecting the Security of Computer Information Systems (1994, as amended in 2011);

•	Administrative Regulations for the Protection of Secrecy on Railway Computer Information Systems Connected to International Networks (1999);

•	Regulations for the Protection of State Secrets for Computer Information Systems on the Internet (2000);

•	Notice issued by the Ministry of Public Security of the People’s Republic of China Regarding Issues Relating to the Implementation of the Administrative Measure for the Security Protection of International Connections to Computer Information Networks (2000); and

•	The Decision of the Standing Committee of the National People’s Congress Regarding the Safeguarding of Internet Security (2000)which has been amended in 2009.

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

On November 7, 2016, the Standing Committee of the National People’s Congress issued the Internet Security Law (the “Internet Security Law”), which will take effect on June 1, 2017. The Internet Security Law will require providers of services over Internet networks to keep user information that they have collected in strict confidence and to establish improved systems for the protection of user information. Such service providers must provide notice of the purpose, methods and scope of their collection and use of user information, and obtain the consent of each person whose personal information will be collected. Providers of services over Internet networks may not collect any personal information that is not related to the services they provide, or disclose or tamper with personal information that they have collected, unless such information is encoded to prevent identification of individuals whose information is so disclosed or tampered with. Service providers who do not comply with the Internet Security Law may be subject to fines, suspension of their businesses, shutdown of their websites, and revocation of their business licenses.

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

On December 4, 2009, the MIIT and three other PRC government authorities jointly issued the Incentives Measures for Report of Pornographic, Obscene and Vulgar Messages on Internet and Mobile Media (“Anti-Pornography Notice”), to crack down on online pornography. Pursuant to the Anti-Pornography Notice, rewards of up to RMB10,000 will be provided to Internet users who report Websites that feature pornography, and a committee has been established to review such reports to determine an appropriate award. During a PRC anti-pornography campaign, which continued during 2014, many Websites (including mobile Websites) that contained pornography were closed down. In addition, China Mobile announced a temporary suspension of billing for Wireless Application Protocol (“WAP”) services, as a means of fighting against Websites providing pornographic content.

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

Regulation of M&A and Overseas Listings

On August 8, 2006, six PRC regulatory agencies, including the MOC, the State Assets Supervision and Administration Commission, the State Administration of Taxation (“SAT”), the SAIC, the China Securities Regulatory Commission (the “CSRC”), and the SAFE, jointly issued the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (“M&A Rule”), which became effective on September 8, 2006 and amended on June 22, 2009. The M&A Rule includes provisions that purport to require that an offshore special purpose vehicle formed for purposes of the overseas listing of equity interests in PRC companies and controlled directly or indirectly by PRC companies or individuals obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange.

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

Laws and Regulations Related to Antitrust

On August 30, 2007, the Standing Committee of the National People’s Congress of the PRC adopted the PRC Anti-Monopoly Law (“AML”), which took effect on August 1, 2008. Pursuant to the AML, monopolistic conduct, including entering into monopoly agreements, abuse of dominant market position and concentration of undertakings that have the effect of eliminating or restricting competition, is prohibited. To further implement the Antitrust Law and clarify certain issues, the State Council, MOFCOM, NDRC and SAIC, issued several regulations and rules, including the Provisions on Thresholds for Prior Notification of Concentrations of Undertakings issued by the State Council on August 3, 2008, the Regulation on the Prohibition of Acts Involving Monopolistic Agreements issued by the SAIC on December 31, 2010, the Regulation on the Prohibition of Conduct Constituting an Abuse of a Dominant Market Position issued by the SAIC on December 31, 2010, the Regulation on the Prevention of Conduct Constituting an Abuse of Administrative Powers to Eliminate or Restrict Competition issued by the SAIC on December 31, 2010, the Anti-Price Monopoly Regulation issued by the NDRC on 29 December 2010, the Declaration Rules for Concentrations of Undertakings issued by the MOFCOM on November 21, 2009, and amended on June 6, 2014, the Assessment Rules for Concentration of Undertakings issued by the MOFCOM on November 24, 2009, and the Provisional Measures on the Investigation and Handling of Concentrations between Business Operators which Were Not Notified in Accordance with the Law issued by the MOFCOM on December 30, 2011.

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

In July 2014, the SAFE promulgated the Circular on Issues Concerning Foreign Exchange Administration Over the Overseas Investment and Financing and Roundtrip Investment by Domestic Residents Via Special Purpose Vehicles (“Circular 37”) which replaced Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Corporate Financing and Roundtrip Investment through Offshore Special Purpose Vehicles (“Circular 75”).Circular 37 requires PRC residents, including PRC institutions and individuals, to register with the local SAFE branch in connection with their direct establishment or indirect control of an offshore entity, referred to in Circular 37 as a “special purpose vehicle,” for the purpose of holding domestic or offshore assets or interests. PRC residents must also file amendments to their registrations in the event of any significant changes with respect to the special purpose vehicle, such as increase or decrease of capital contributed by PRC individuals, share transfer or exchange, merger, division or other material event. Under these regulations, PRC residents’ failure to comply with specified registration procedures may result in restrictions being imposed on the foreign exchange activities of the relevant PRC entity, including the payment of dividends and other distributions to its offshore parent, as well as restrictions on capital inflows from the offshore entity to the PRC entity, including restrictions on the ability to contribute additional capital to the PRC entity. Further, failure to comply with the various SAFE registration requirements could result in liability under PRC law for evasion of foreign exchange regulations.

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

The principal regulations governing distribution of dividends of foreign holding companies include the Foreign Investment Enterprise Law (1986), which was amended in October 2000 and October, 2016, and the Administrative Rules under the Foreign Investment Enterprise Law (2001), which was amended in February, 2014.

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

We have registered three service marks with the U.S. Patent and Trademark Office. They are (i) Sohu.com, registered on August 1, 2000; (ii) Sohu.com (stylized), registered on August 1, 2000; and (iii) Sohu, registered on June 13, 2000. We received the registration certificate for the mark “SOHU.com” issued by the China Trademark Office in September 2000. We have also filed registration applications with the China Trademark Office to register other key marks, including Sohu.com logos, Sohu Fox logos, GoodFeel logos, Go2Map, Sogou logos, Sohu Focus, TLBB, ChangYou.com, cyou.com, TL logos, Blade Online, 17173 and their corresponding Chinese version marks. We succeeded in registering certain marks such as Sohu.com logos, Sohu Fox logos, www.focus.com.cn, GoodFeel logos, Go2Map, Sogou logos, Sohu Focus, Sohu Auto, TLBB, ChangYou.com, cyou.com, TL Logos, 17173 and Dolphin Browser in the PRC under certain classes, while the others are still under examination by the China Trademark Office. We also filed registration of trademarks relating to our subsidiary companies’ names and Changyou’s online games and other businesses in various countries and regions, such as the United States, European Union, Turkey, Japan, South Korea, Malaysia, Indonesia, Vietnam, Thailand, Brazil, Taiwan and Hong Kong. Our rights to these marks could be affected adversely if any of our applications are rejected. In addition, it is possible that our competitors will adopt product or service names similar to ours, thereby impeding our ability to distinguish our brand and possibly leading to customer confusion.

Many parties are actively developing chat, search, Web directory and related Web technologies. We expect these parties to continue to take steps to protect these technologies, including seeking patent protection. There may be patents issued or pending that are held by others and cover significant parts of our technology, business methods or services. For example, we are aware that a number of patents have been issued in the areas of e-commerce, Web-based information indexing and retrieval and online direct marketing. Disputes over rights to these technologies may arise in the future. We cannot be certain that our products do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims, from time to time, relating to the intellectual property of others in the ordinary course of our business. See “Item 3. Legal Proceedings”.

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

TECHNOLOGY INFRASTRUCTURE

We have built what we believe is a reliable and secure network infrastructure, that will fully support our operations, which include one of the most comprehensive matrices of content and services, provided by Sohu and Sogou, and one of the most popular online games in China, provided by Changyou.

Content and Services provided by Sohu and Sogou

As of December 31, 2016 we maintained approximately 40,000 servers in China. To fully support the operation of our content and services, we established these data centers primarily through China Mobile, China United Network Communication Group Company Limited (“China Unicom”), and China Telecom Corporation (“China Telecom”), which are the three largest Internet connection service providers in China, to support most of our core services. In addition, we have established branch nodes in different provinces throughout China through different telecommunication operators in order to establish national coverage and provide fast and stable access to our Internet platforms properties to users across China. In addition, we have developed cooperation with several smaller private Internet service providers.

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

Online Games, provided by Changyou

Changyou supports its operations with a network of reliable and secure physical and cloud-based servers that have fully supported its operations for many years. As of December 31, 2016, Changyou maintained for its online game business approximately 6,000 physical servers that are located in Internet data centers in 16 major cities in China, and 2,000 cloud-based servers that are spread across mainland China, Hong Kong and North America. In order to enhance Changyou’s game players’ experience and to improve connectivity, Changyou has located its physical game servers in a number of regions throughout China. This allows its players to connect to the nearest servers that are located in their region without exchanging data across the national backbone network. Furthermore, to ensure high quality services for its game players, Changyou works with leading domestic cloud technology firms to provide efficient and stable game services using cloud-based resources. Changyou has a professional technical support team that specializes in maintaining its quality technology infrastructure and online operating platform. Changyou monitors the operation of its server network 24 hours a day, seven days a week. Changyou’s remote control system allows it to track its concurrent online users in real time, and discover and fix hardware or software problems on its server network in a timely fashion.

EMPLOYEES

As of December 31, 2016, we had approximately 10,000 employees. We also employ independent contractors to support our research and development, sales, marketing, and editorial departments. None of our personnel are represented under collective bargaining agreements.

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

AVAILABLE INFORMATION

Our corporate Website is located at http://investors.sohu.com. We make available free of charge on or through our corporate Website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (or the “Exchange Act”) as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. You will find links to copies of these reports, and to copies of Section 16 filings related to Sohu, by clicking on “Investor Relations” on the first full English page. Information contained on our corporate Website is not part of this report or any other report filed with the SEC.

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

Our annual and quarterly operating results have varied significantly in the past, and may vary significantly in the future, due to a number of factors which could have an adverse impact on our business. Our online advertising revenue often fluctuates as our advertisers adjust their online marketing spending as their industries go through business and economic cycles. We rely on third-party providers for high-quality news, video, audio and text content in order to make our Internet platforms, which include our Websites and our applications optimized for mobile devices, or Mobile Apps, more attractive to users and advertisers. In recent years, video content costs escalated sharply and adversely affected our operating results. Sogou incurred substantial traffic acquisition costs for leveraging traffic from Sogou Website Alliance members’ Internet properties to expand distribution of our advertisers’ promotional links or advertisements. If traffic acquisition costs increase sharply, Sogou’s operating results may be adversely affected. A significant portion of our online game revenue is attributable to Changyou’s PC game TLBB; however, the popularity of PC games continues to decline as game players increasingly switch to mobile devices to access online games. Despite Changyou’s efforts to improve TLBB, our game players have nevertheless lost interest in it over time and TLBB’s popularity, revenues and profitability have continued to decline. If Changyou fails to improve and update TLBB on a timely basis, or if Changyou’s competitors introduce more popular games, including mobile games, catering to Changyou’s game-player base, the decline in TLBB’s popularity can be expected to accelerate, which could cause a significant decrease in our revenues. Changyou made significantly increased expenditures for sales and marketing during 2013 and 2014, mainly for the promotion of its platform channel business. However, Changyou determined that its efforts were not successful, and it is unlikely that Changyou will be able to recoup those expenses.

We depend on Changyou’s online games, and on Changyou’s PC game TLBB and mobile game TLBB 3D in particular, for a significant portion of our revenues, net income, and operating cash flow, and TLBB’s popularity has been declining recently.

We rely on Changyou’s online games, and on Changyou’s PC Game TLBB and mobile game TLBB 3D in particular, for a significant portion of our revenues, net income and operating cash flows. For the year ended December 31, 2016, 13% of our total revenues and 56% of our online game revenues were derived from TLBB and TLBB 3D. If Changyou’s online game revenues from games other than TLBB and TLBB 3D do not grow, or if they decrease, our revenues, net income and cash flows will be adversely affected. Furthermore, if there are any interruptions in TLBB’s and TLBB 3D’s operations due to unexpected server interruptions, network failures or other factors, game players may be prevented or deterred from making purchases of virtual items, which could also cause significant decreases in our revenues, net income and cash flow.

We face intense competition, which could reduce our market share and adversely affect our financial performance.

There are many companies that distribute online content and services targeting Chinese Internet users. We compete with distributors of content and services over the Internet, including content sites, Web directories, search engines, online games, Internet service providers and sites maintained by government, educational institutions and other institutions. These sites compete with us for user traffic, advertising dollars, online game players, potential partners and mobile services. The Internet market in China is rapidly evolving. Competition is intense and expected to increase significantly in the future, because there are no substantial barriers to entry in our market.

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

Our existing competitors may in the future achieve greater market acceptance and gain a greater market share through launching of new products, introducing new technologies, or forming alliances among themselves, or may enhance their ability to compete with us through mergers and acquisitions or financing activities. For example, during the past few years, many of our competitors have successfully raised significant amounts of capital through IPOs, follow-on public equity offerings, and convertible bond offerings. Several of our competitors have also conducted private placements of equity or debt that included alliances with larger partners who are able to bring them strategic advantages in addition to financing. By enhancing their capital bases and forming strategic alliances, our competitors have strengthened their competitiveness and gained greater brand recognition. Recently some of our major competitors have engaged in or initiated transactions that could make it more difficult for us to compete against them effectively. For example, Alibaba’s recent acquisition of Youku Tudou has provided Youku Tudou with considerably greater financial and other resources than were previously available to it for developing and expanding its online video business, which resources we are unlikely to be able to match. In addition, Qihoo, with which we compete in our search and search-related business, has delisted its shares from the New York Stock Exchange. These transactions could enhance Youku Tudou’s and Qihoo’s competitive positions relative to ours by giving them greater flexibility in their business operations and an opportunity to seek high valuations on alternative share exchanges, such as PRC exchanges, which could in turn provide them with increased capital resources, the ability to offer more valuable equity incentives for purposes of personnel recruiting, and valuable equity to use as consideration for strategic acquisitions.

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

We are required under U.S. GAAP to test for goodwill impairment annually or more frequently if facts and circumstances warrant a review. Currently our brand advertising business is losing money, and goodwill under the brand advertising reporting unit will be impaired if the losses continue. We are also required to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization and slower or declining growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. For example, Sohu recognized an impairment loss of $18.8 million in 2016, due to the fact that a recent restructuring of the sales team of Sohu Video had an adverse impact on Sohu Video’s performance for 2016, which caused management to lower their estimate of the potential value of Sohu Video’s purchased video content.

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

We have experienced dramatic growth in personnel in the past and we expect to continue to hire additional personnel. This growth requires significant time and resource commitments from us and our senior management. If we are unable to effectively manage a large and geographically dispersed group of employees or anticipate our future growth, our business could be adversely affected. As we have approximately 10,000 employees, it can be difficult for us to fully monitor each employee’s behavior. In addition, as we are expanding our business into many cities throughout China to provide localized products and services, it is harder for us to monitor and regulate the overall behavior of our branch offices or of individual employees at such branch offices, to effectively implement our strategy to local offices and to manage the growth of these local operations. We cannot assure you that we will be able to maintain policies and procedures that are rigorous enough or that we will be able to cause all of our employees or all of our branch offices to behave in conformity with those policies and procedures, or to ensure that our employees will not engage in conduct that could expose us to third-party liability or governmental sanctions, which may limit our future growth and hamper our business strategy. Additionally, our business relies on our financial reporting and data systems (including our systems for billing users of our fee-based services), which have grown increasingly complex in the recent past due to acquisitions and the diversification and complexity of our business. Our ability to operate our business efficiently depends on these systems, and if we are unable to adapt to these changes, our business could be adversely affected.

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

If we fail to establish and maintain relationships with content, technology and infrastructure providers and with reputable and popular hosts for our online interactive broadcasting platforms, we may not be able to attract and retain users.

We rely on third party providers for high-quality news, video, audio and text content in order to make our Internet platforms more attractive to users and advertisers. Most of our content providers have increased the fees they charge us for their content. This trend has increased our costs and operating expenses and has affected our ability to obtain content at an economically acceptable cost. Video content costs have escalated sharply in recent years. If we are not able to purchase as much video content as we did before, the size of our video library will be reduced and our attractiveness to users will be severely impaired and advertisers may choose not to advertise through our Internet platforms, including our Internet platforms for video. Except for exclusive content that we obtain from certain of our video content providers, much of the third party content provided to our Internet platforms is also available from other sources or may be provided to other Internet companies. If other Internet companies present the same or similar content in a superior manner, it would adversely affect our user traffic.

We have made efforts to create a culture for UGC and PGC that will allow and encourage Internet users to play an active role in the process of collecting, reporting, analyzing and disseminating content, and to encourage our users and other content providers to establish and disseminate their content through our Internet platforms. As the number of UGC and PGC writers on our Internet platforms continues to grow, we increasingly rely on high-quality news, video, audio and text content provided by UGC and PGC writers to generate user traffic, retain our existing users and attract new users. If we are not able to continue to attract users or other content providers to establish quality content on our Internet platforms, or if the UGC and PGC writers on our Internet platform are not able to provide quality content that is appealing to Internet users in general, the volume of our user traffic may decrease and our business and prospects may be adversely affected. Also see “We may be subject to intellectual property infringement claims, which may force us to incur substantial legal expenses and, if determined adversely to us, materially disrupt our business.”

As online interactive broadcasting has surged in popularity in China, we increasingly rely on our own online interactive broadcasting platforms to attract and retain users. We believe that, in order for our interactive broadcasting services to be successful, we will need to establish and maintain relationships with a number of hosts who are both reputable and widely popular among our existing and potential users. If we are not successful in identifying such hosts and establishing and maintaining relationships with them, or if we lose any of our existing hosts to our competitors, our ability to attract and retain users may be adversely affected.

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

Our future success is heavily dependent upon the services of our key executives, particularly Dr. Charles Zhang, who is the founder, Chief Executive Officer, Chairman of the Board, and a major shareholder of our company. We rely on his expertise in our business operations. For Sogou, we rely heavily on the services of Xiaochuan Wang, Sogou’s Chief Executive Officer. For Changyou, we rely heavily on the services of Dewen Chen, Changyou’s Chief Executive Officer. If one or more of our key executives and employees are unable or unwilling to continue in their present positions, we may not be able to replace them easily and our business may be severely disrupted. In addition, if any of our key executives or employees joins a competitor or forms a competing company, we may lose know-how, key professionals and staff members as well as customers, suppliers and incur additional expenses to recruit and train personnel. Each of our executive officers has entered into an employment agreement and a confidentiality, non-competition and non-solicitation agreement with us. However, the degree of protection afforded to an employer pursuant to confidentiality and non-competition undertakings governed by PRC law may be more limited when compared to the degree of protection afforded under the laws of other jurisdictions. We do not maintain key-man life insurance for any of our key executives.

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

We regard our copyrights, trademarks, trade secrets and other intellectual property as critical to our success. Unauthorized use of our intellectual property by third parties may adversely affect our business and reputation. For example, a third-party Internet platform operator might provide its users access to video content on our Internet platforms while blocking Internet advertisements embedded in our video content, which could adversely affect our online advertising revenues and our reputation with our current and potential advertising clients. We rely on trademark and copyright law, trade secret protection and confidentiality agreements with our employees, customers, business partners and others to protect our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without authorization. For example, some of our self-developed Web series video productions were disseminated by third parties without our authorization. Furthermore, under the Patent Law, the State Council’s Patent Administration Department may grant a compulsory license to individuals or entities to use one or more of our patents if our exploitation of the patents has been determined to violate the antitrust laws. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries are uncertain and still evolving. In particular, the laws of the PRC and certain other countries are uncertain or do not protect intellectual property rights to the same extent as do the laws of the United States. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Future litigation could result in substantial costs and diversion of resources. We cannot be certain that judgments from the lawsuits will be issued in our favor, or that any resulting damages will cover our business losses and litigation expenses. If our campaigns and lawsuits against piracy do not achieve their intended effect, our business and operation may be adversely affected.

We may be subject to intellectual property infringement claims, which may force us to incur substantial legal expenses and, if determined adversely to us, materially disrupt our business.

We cannot be certain that the products, services and intellectual property used in our normal course of business do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We have in the past been, and may in the future be, subject to claims and legal proceedings relating to the intellectual property of others in the ordinary course of our business and have in the past been, and may in the future be, required to pay damages or to agree to restrict our activities. In particular, if we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, may be ordered to pay damages or fines, and may incur licensing fees or be forced to develop alternatives. We may incur substantial expense in defending against third party infringement claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability or may materially disrupt the conduct of our business by restricting or prohibiting our use of the intellectual property in question. In March 2008, we were sued by four major record companies, Sony BMG, Warner, Universal and Gold Label, which alleged that we had provided music search links and download services that violated copyrights they owned. Although the lawsuits were settled in 2013 without any payment of damages by us, we may be subject to similar lawsuits in the future. In addition, it is possible that content on our Websites and Sohu News App, which not only includes content developed by us but also provides a platform for a significant amount of content generated by others, may violate the intellectual property rights of third parties. As we produce more self-developed content for our Internet platforms as part of our new content strategy, we, as the primary provider of such content, may incur relatively higher monetary liability if such content is found to have infringed the intellectual property rights of third parties. Also, as we increasingly rely on content provided by third-party UGC and PGC writers on our Internet platforms, either developed by the outlets themselves or adapted from content of parties separate from such outlets, it will become increasingly difficult for us to fully monitor such content, which could make us more vulnerable to potential infringement claims. Furthermore, PRC governmental authorities have recently been drawing attention to issues regarding the infringement of online intellectual property rights. For example, the Jian Wang 2016 campaign, which targets three primary types of Internet infringement and piracy, was launched on July 12, 2016.

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

We have applied for initial registrations in the PRC and overseas, and/or changes in registrations relating to transfers of our key trademarks in the PRC, including Sohu.com logos, Sohu Fox logos, www.focus.com.cn, GoodFeel logos, Go2Map, Sogou logos, Sohu Focus, ChangYou.com, cyou.com, TLBB, TL logos, New Blade Online, 17173 , TLBB 3D and the corresponding Chinese versions of the marks, so as to establish and protect our exclusive rights to these trademarks. We have also applied for patents relating to our business. While we have succeeded in registering the trademarks for most of these marks in the PRC under certain classes, the applications for initial registration, and/or changes in registrations relating to transfers, of some marks and/or of some of marks under other classes are still under examination by the Trademark Office of the SAIC, and relevant authorities overseas. While we have succeeded in obtaining some patents, some of our patent applications are still under examination by the State Intellectual Property Office of the PRC. Approvals of our initial trademark registration applications, and/or of changes in registrations relating to such transfers, or of our patent applications, are subject to determinations by the Trademark Office of the SAIC, the State Intellectual Property Office of the PRC and relevant authorities overseas that there are no prior rights in the applicable territory. We cannot assure that these applications will be approved. Any rejection of these applications could adversely affect our rights to the affected marks, designs and technologies. In addition, even if these applications are approved, we cannot assure you that any registered trademark or issued patent will be sufficient in scope to provide adequate protection of our rights.

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

We derive a significant portion of our revenues, and expect to derive a significant portion of our revenues for the foreseeable future, from the sale of advertising for posting on our Internet platforms. Brand advertising revenues represented approximately 27% and 30% of our total revenues for the years ended December 31, 2016 and 2015, respectively. For the years ended December 31, 2016 and 2015, sales to our five largest advertisers accounted for approximately 11% and 10%, respectively, of our total brand advertising revenues. The growth of our brand advertising revenues relies on increased revenue from the sale of advertising for posting our Internet platforms, which may be affected by many of the following risk factors:

•	The brand advertising market is still evolving in China. Some of our current and potential advertising clients historically have not devoted a significant portion of their advertising budget to Internet-based advertising;

•	Changes in government policy could restrict or curtail our brand advertising services. For example, during the last several years, the PRC government enacted a series of regulations, administrative instructions and policies to restrict online medical advertising. As a result of these regulations, we may lose some of our existing medical advertising clients. For another example, see “Government Regulation and Legal Uncertainties - Specific Statutes and Regulations - Regulation of Other Services - Real Estate Services” for a description of the Beijing Measures and other regulations affecting Focus’s business.

•	Advertising clients may adopt new methods and strategies other than brand advertising to promote their brand and therefore our advertising revenue would be negatively affected;

•	The acceptance of the Internet as a medium for advertising depends on the development of standards for measuring the effectiveness of advertisements disseminated over the Internet, and no standards have been widely accepted for the measurement of the effectiveness of brand advertising over the Internet. Industry-wide standards may not develop that are sufficient to support the Internet as an effective advertising medium. If these standards do not develop, advertisers may choose not to advertise on the Internet in general or through our portals or search engines;

•	Historically we have charged our advertisers on a CPC basis, where we charge when users click on our advertisers’ promotional links displayed on our Internet platforms. However, increasing numbers of advertisers are indicating that in the future they will only enter into contracts with us pursuant to which we would charge on a Cost Per Action (“CPA”) basis, where users must not only click on the links but must also download and install the advertisers’ promotional software or applications and run the installed software or applications at least once. If this migration from a CPC to a CPA payment model continues on a large scale, or if CPA advertisements cannot generate enough user actions that can be tracked as delivered advertisements, our advertising revenues will be adversely affected; and

•	We may not have systems that are sufficiently well-developed to support the CPM pricing models, and as a result, we may suffer system bugs that cause bad user experiences errors or omission in publishing our client’s advertisements, which could have a negative impact on our brand advertising business.

In addition, our ability to generate and maintain significant brand advertising revenues will also depend upon:

•	the development of a large base of users possessing demographic characteristics attractive to advertising clients;

•	the acceptance of brand advertisement as an effective way for business marketing by advertising clients;

•	the effectiveness of our advertising delivery, tracking and reporting systems;

•	the resistance pressure on brand advertising prices and limitations on inventory; and

•	the establishment of a successful business model to make our new products adaptable to portable devices, which has required, and will continue to require us, to make significant expenditures for research, development, promotion and operations.

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

In 2007 we launched our video service, and its operation requires significant upfront capital expenditures as well as continuous, substantial investment in content, technology, infrastructure and brand promotion for both PCs and mobile devices. Although we have attempted to control our costs relating to content, bandwidth, marketing, and other items for online video services, our operating expenses have increased significantly and may continue to escalate. As the acquisition costs for quality TV series and other online video content have increased dramatically in recent years, we have had to invest increasingly significant financial, operational, strategic, technological, personnel and other resources in order to compete with vertical online video sites, such as those operated by Tencent, Alibaba’s online video subsidiary Youku Tudou, and iQiyi, that have substantially greater financial resources or have raised significant capital through financing activities, which may significantly strain our resources and negatively affect our operating results. If we are unable to continue to acquire and provide on our video platforms quality video content, we may not be able to grow or maintain the level of our user traffic, which could make our video platforms less attractive to advertisers and have a negative impact on our ability to generate advertising revenues from our video platforms.

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

We have spent, and expect to continue to spend, significant resources to develop our own TV series and other video content. We have also invested, and will likely invest in the future, in the production of movies by selected independent third-party movie studios, where we have exclusive rights to distribute the online versions of such movies on our Internet platforms for video. If our self-developed TV series or other video content, or movies in which we invest, are not well received by viewers and/or fail to attract sufficient advertising placements from advertisers, or if the development of such video content or movies is not completed as a result of financial, regulatory or other restraints, we may not be able to recoup our production costs or investments in movie production.

We may not be able to maintain or increase the revenues from our online video business. If we fail to do so, Sohu Video may not be able to become profitable, in which case we would be unable to recoup our substantial expenditures for the development of our online video business.

Although China’s online video industry has experienced substantial growth in recent years in terms of both users and content, we cannot assure you that the online video industry will continue to grow as rapidly as it has in the past, if at all. With the development of technology, new forms of media may emerge and render online video Websites or Mobile Apps less attractive to users. Growth of the online video industry is affected by numerous factors, such as users’ general online video experience, technological innovations, development of Internet and Internet-based services, regulatory changes in general, and regulations affecting copyright in particular, and the macroeconomic environment. If the online video industry in China does not grow as quickly as expected or if we fail to benefit from such growth by successfully implementing our business strategies, our user traffic may decrease and our business and prospects may be adversely affected. For Sohu Video to become profitable, it will be necessary for us to both maintain or increase our revenues from Sohu Video and control or reduce our expenditures for video content and other costs. If Sohu Video fails to become profitable, we will be unable to recoup our substantial expenditures for the development of our online video business.

We rely on advertising agencies to sell our brand advertising services. As the brand advertising market in China is effectively controlled by a small number of large advertising agencies, such advertising agencies may be in a position to demand higher sales rebates, which would adversely affect our gross margin.

Most of our brand advertising services are distributed by advertising agencies. In 2016, for example, approximately 70% of our brand advertising revenues were derived from advertising agencies. In consideration for these agencies’ services, we are required to pay certain percentages of revenues as sales rebates. As the brand advertising market is effectively controlled by a small number of large advertising agencies, such advertising agencies may be in a position to demand higher sales rebates based on increased bargaining power, which could negatively affect our brand advertising growth. During 2016 the biggest 10 advertising agencies in China contributed approximately 28% of our brand advertising revenues.

As an attempt to strengthen our bargaining power in the real estate market, we carried out direct sales of our advertising services instead of relying on agencies. If our direct sales fail to attract advertisers, we could lose our sale channels where we had previously relied on agencies.

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

If our video content fails to attract and retain users and advertisers, we may not be able to generate sufficient user traffic to allow us to maintain or increase our video revenues.

The success of our online video business largely depends on our ability to generate sufficient user traffic, through provision of attractive products, to in turn attract advertisers to place advertisements on our Internet platforms for video. In order to attract and retain users, we have needed, and will continue to need, to expend significant resources to develop our own or acquire from third parties’ high-quality video content. In 2015 and 2016, we purchased significant amounts of exclusive video content, through which we generated user traffic and revenues by bartering for other video content from other parties or distributing to other third parties, and in 2016 we developed several TV series. We cannot assure you that we will continue to be able to acquire exclusive content rights or develop premium content in the future and our user traffic and revenues generated from such exclusive content rights and self-developed content could be reduced. Moreover, if we fail to produce by ourselves or acquire from third parties high-quality video content, or if video content we develop by ourselves or acquire proves to be less attractive to users than we anticipated, our user traffic and our market share could be adversely effected, which could result in our being unable to maintain or increase our video revenues.

Videos and other types of content and materials displayed on our Internet platforms may be found objectionable by PRC regulatory authorities, may subject us to penalties and other administrative actions, and may be subject us to liabilities for infringement of third-party intellectual property rights or other allegations.

The PRC government has adopted regulations governing Internet access and the distribution of videos over the Internet. In addition to professionally produced content, we allow our users to upload videos to our Internet platforms. Our users can upload all types of content, including user-created and professionally produced content, and can upload graphic files for limited purposes, such as updating user biographies. Although we have adopted internal procedures to monitor the content displayed on our Internet platforms, due to the significant amount of content uploaded by our users, we may not be able to identify all videos or other content that may violate relevant laws and regulations, and the risk may be greater as we increasingly rely on content provided by UGC and PGC writers through our Internet platforms, as we do not have an opportunity to fully review such content prior to its publication. Failure to identify and prevent illegal or inappropriate content, such as content that is defamatory, is racially or religiously discriminatory, compromises national security, or infringes the intellectual property rights of third parties, from being displayed on our Internet platforms may subject us to liability.

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

A substantial amount of our search and search-related traffic is generated from users of Tencent products and services. Sogou increasingly relies on Tencent for the promotion of Sogou products and services on both PCs and internet-enabled mobile devices, such as mobile phones and tablets. In addition, Sogou collaborates with Tencent to provide differentiated products and services. For example, Sogou launched a unique Weixin search function for both PCs and mobile devices that allows users to search the large amount of content that is published on Weixin accounts. If Sogou’s collaborative relationship with Tencent is terminated or curtailed, or if Tencent does not continue to deliver an adequate level of access to its platforms or adequately promote Sogou products and services, Sogou business would likely be adversely affected.

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

We enhance the distribution of advertisers’ promotional links or advertisements by leveraging traffic on Sogou’s Website Alliance members’ Internet properties, and revenues generated from the Website Alliance account for a significant portion of our total pay-for-click revenues. If the Website Alliance members decide to use a competitor’s or their own Internet search services, or if we fail to attract additional members to join Sogou’s Website Alliance, our pay-for-click revenues will be adversely affected.

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

We have signed Bandwidth Provision and Server Hosting Agreements with China Mobile, China Unicom, and China Telecom. Under these agreements, we maintained servers in China to support most of our core services. However, as there are limited telecommunication infrastructure service providers, we may not be able to lease additional bandwidth on acceptable terms, on a timely basis, or at all. If we are not able to lease additional bandwidth, the development of our business can be affected.

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

Risks Related to Our Corporate Structure

Although the Sohu Group holds substantial amounts of cash and cash equivalents, a significant portion of such cash and cash equivalents is held by Changyou and Sogou, and it can be difficult for Sohu to have access to the portion held by Changyou and Sogou.

Sohu has made significant expenditures in recent years, and expects to continue to do so through the current fiscal year, particularly for the development of Sohu Video’s business. Although we hold a significant amount of cash and cash equivalents in the Sohu Group, the amount of cash directly available to Sohu, without including cash and cash equivalents of our subsidiaries Changyou and Sogou, is limited. Of approximately $1.245 billion in cash and cash equivalents that we held in the Sohu Group on a consolidated basis as of December 31, 2015, approximately $431 million was held by Sohu, approximately $244 million was held by Sogou, and approximately $570 million was held by Changyou. Of approximately $1.051 billion in cash and cash equivalents that we held in the Sohu Group on a consolidated basis as of December 31, 2016, the amount held by Sohu had been reduced to approximately $168 million, approximately $286 million was held by Sogou, and approximately $597 million was held by Changyou.

Sohu can obtain access, for use in its business, to cash held or generated by Sogou and Changyou only through dividends paid by Sogou or Changyou, as applicable, to shareholders, or through loans made by Sogou or Changyou to Sohu. Payment of dividends by Sogou or Changyou is subject to approval of the board of directors of Sogou or Changyou, as applicable and, in the case of Sogou, approval of Tencent. In addition, cash held by Mainland China-based subsidiaries and VIEs of Sogou and China can only be available for distribution by Sogou or Changyou as dividends to shareholders after compliance with restrictions and requirements imposed by PRC law, including PRC profit appropriation and PRC withholding tax, that will reduce the amount available for such subsidiaries and VIEs to distribute to Sogou Inc. and Changyou.com Limited for payment of dividends to their shareholders. Further, payments of such dividends by Sogou or Changyou would reduce the cash and cash equivalents of the Sohu Group as a whole, as non-controlling shareholders of each of those entities would be entitled to a pro rata share of such dividends. See “Risks Related to China’s Regulatory Environment -Our offshore entities may need to rely on dividends and other distributions on equity paid by the China-based subsidiaries of our subsidiaries Sohu.com Limited, Sogou and Changyou to fund any cash requirements those offshore entities may have. Our offshore entities may not be able to obtain cash from distributions because our subsidiaries and VIEs in China are subject to restrictions imposed by PRC law on paying such dividends or making other payments,” and “- Dividends we receive from our operating subsidiaries located in the PRC are subject to PRC profit appropriation and PRC withholding tax.”

Sohu’s ability to obtain loans from Changyou or Sogou for use by Sohu in its business is subject to determination by the respective boards of directors of Changyou or Sogou that making any such loans is in the best interests of Changyou or Sogou, as applicable, separate from Sohu.

As a result of the foregoing, it could be difficult for Sohu to have sufficient cash available to fund its future expenditures without obtaining debt or equity financing from sources other than within the Sohu Group, which might not be available on acceptable terms, if at all.

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

As of December 31, 2016, Sohu had outstanding long-term loans of $9.4 million to Dr. Charles Zhang and certain other employees. These long-term loans were used to finance investments in our VIEs High Century, Heng Da Yi Tong, Tianjin Jinhu, Sogou Information, Gamease and Guanyou Gamespace, which are used to facilitate our participation in telecommunications, Internet content, online games and certain other businesses in China where foreign ownership is either prohibited or restricted.

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

In recent years various prominent Western news outlets have questioned the use by Chinese companies that are publicly-traded in the United States of VIE structures as a means of complying with Chinese laws prohibiting or restricting foreign ownership of certain businesses in China, including businesses we are engaged in such as Internet information and content, online advertising, online game, sponsored search, and value-added telecommunication services. Some of such news reports have also sought to draw a connection between recent widely reported accounting issues at certain Chinese companies and the use of VIE structures. Such news reports appear to have had the effect of causing concern among investors in several Chinese companies, including us, that are publicly-traded in the United States. While we are not aware of any causal connection between the recently reported accounting scandals and the use of VIE structures, it is possible that investors in our common stock will believe that such a connection exists. Any of such circumstances could lead to further loss of investor confidence in Chinese companies such as ours and cause fluctuations in the market prices of our common stock and, if such prices were to drop sharply, could subject us to shareholder litigation, which could cause the price for our shares to drop further.

Risks Related to China’s Regulatory Environment

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

The Standing Committee of the National People’s Congress enacted the Labor Contract Law in 2008, and amended it on December 28, 2012. The Labor Contract Law introduced specific provisions related to fixed-term employment contracts, part-time employment, probationary periods, consultation with labor unions and employee assemblies, employment without a written contract, dismissal of employees, severance, and collective bargaining to enhance previous PRC labor laws. Under the Labor Contract Law, an employer is obligated to sign an unlimited-term labor contract with any employee who has worked for the employer for ten consecutive years. Further, if an employee requests or agrees to renew a fixed-term labor contract that has already been entered into twice consecutively, the resulting contract, with certain exceptions, must have an unlimited term, subject to certain exceptions. With certain exceptions, an employer must pay severance to an employee where a labor contract is terminated or expires. In addition, the PRC governmental authorities have continued to introduce various new labor-related regulations since the effectiveness of the Labor Contract Law. For example, there are regulations which require that annual leave ranging from five to 15 days be made available to employees and that employees be compensated for any unused annual leave days at a rate of three times their daily salary, subject to certain exceptions.

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

PRC legal restrictions permit payment of dividends by our China-based WFOEs only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Under PRC law, our China-based WFOEs are also required to set aside 10% of their net income each year to fund certain reserve funds until these reserves equal 50% of the amount of registered capital. These reserves are not distributable as cash dividends.

Furthermore, the PRC Corporate Income Tax Law (the “CIT Law”) provides that a withholding tax at a rate of up to 20% may be applicable to dividends payable to non-PRC investors that are “non-resident enterprises,” to the extent that such dividends are derived from sources within the PRC. Under the Arrangement Between the PRC and the Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion with Respect to Taxes on Income and Capital (“China-HK Tax Arrangement”), which became effective on January 1, 2007, the dividend withholding tax rate may be reduced to 5% if a Hong Kong resident enterprise is considered a non-PRC resident enterprise and holds at least 25% of the equity interests in the PRC enterprise distributing the dividends, subject to approval of the PRC local tax authority. However, if the Hong Kong resident enterprise is not considered to be the beneficial owner of such dividends under applicable PRC tax regulations, such dividends may remain subject to withholding tax at a rate of 10%. On October 27, 2009, the SAT issued a Notice on How to Understand and Determine the Beneficial Owners in Tax Agreement (“Circular 601”), which provides guidance on determining whether an enterprise is a “beneficial owner” under China’s tax treaties and tax arrangements. Circular 601 provides that, in order to be a beneficial owner, an entity generally must be engaged in substantive business activities. A company that is set up for the purpose of avoiding or reducing taxes or transferring or accumulating profits will not be regarded as a beneficial owner and will not qualify for treaty benefits such as preferential dividend withholding tax rates. If any of our Hong Kong subsidiaries is, in the light of Circular 601, considered to be a non-beneficial owner for purpose of the China-HK Tax Arrangement, any dividends paid to it by any of our PRC Subsidiaries would not qualify for the preferential dividend withholding tax rate of 5%, but rather would be subject to the usual rate of 10%. All of our foreign-invested enterprises are subject to withholding tax, generally at a 10% rate.

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

In prior years, Sohu.com Inc. has not been required to treat dividends received by its Cayman Islands subsidiary, Sohu.com Limited, from Changyou as Subpart F income, which would be includible in Sohu.com Inc.’s taxable income in the U.S., by relying on what is commonly referred to as the CFC look-through rule. Under this rule, distributions from a lower-tier CFC to a higher-tier CFC are generally not Subpart F income if the activities that gave rise to the distribution arose from an active business. The CFC look-through rule is a temporary provision of the U.S. tax code that has been extended several times by the U.S. Congress. The provision is currently scheduled to expire for taxable years beginning after December 31, 2019. Unless further extended, the CFC look-through rule will be available for Sohu.com Inc.’s and Changyou.com Limited’s non-U.S. subsidiaries only through their taxable years ending November 30, 2020.Sohu.com Inc. would also be subject to U.S. corporate income tax under Subpart F to the extent that Sohu.com Inc.’s non-U.S. subsidiary sells Changyou ADSs at a price higher than the adjusted tax basis of such ADSs for U.S. federal income tax purposes. Any such resulting U.S. corporate income tax imposed on Sohu.com Inc. would reduce our consolidated net income.

Our offshore entities may need to rely on dividends and other distributions on equity paid by the Mainland China-based subsidiaries of our subsidiaries Sohu.com Limited, Sogou and Changyou to fund any cash requirements those offshore entities may have. Our offshore entities may not be able to obtain cash from distributions because our subsidiaries and VIEs in Mainland China are subject to restrictions imposed by PRC law on paying such dividends and making other payments.

Sohu.com Inc. is a holding company with no operating assets other than investments in Chinese operating entities through our intermediate holding companies, our subsidiaries in the Cayman Islands, and our VIEs. Our offshore entities may need to rely on dividends and other distributions on equity paid by Mainland China-based subsidiaries of Sohu.com Limited, Sogou and Changyou for the cash requirements in excess of any cash raised from investors and retained by Sohu.com Inc. or our other offshore entities. In addition, for subsidiaries engaging in Sohu’s business in Mainland China to be able to use the proceeds of cash dividends from Sogou or Changyou, the dividends would have to be paid through the Sohu Cayman Islands entities (Sohu Search and Sohu Game) that hold Sohu’s shares in Sogou and Changyou. The primary source of any dividend payments to our offshore entities would need to be our subsidiaries in Mainland China after they receive payments from our VIEs under various service agreements and other arrangements. It is possible that our Mainland China-based subsidiaries will not continue to receive payments in accordance with our contracts with our VIEs that such payments will become subject to restrictions imposed PRC law. If our subsidiaries and VIEs incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us through the intermediate companies. In addition, amounts available for dividends are further reduced because transfers of funds out of Mainland China generally are subject to a withholding tax of 5%, if transfers are made to Hong Kong and subject to Mainland China – Hong Kong tax treaty, and of 10% in other cases, and any further transfers to Sohu.com Inc. in the U.S. would generally be subject to U.S. corporate income tax at a rate of up to 35%.

The PRC government also imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currencies out of Mainland China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currencies. If we or any of our subsidiaries are unable to receive the revenues from our operations through these service agreements and other arrangements, we may be unable to effectively fund any cash requirements we may have.

Activities of Internet content providers are or will be subject to additional PRC regulations, which have not yet been put into effect. Our operations may not be consistent with these new regulations when put into effect, and, as a result, we could be subject to severe penalties.

The MIIT has stated that the activities of Internet content providers are subject to regulation by various PRC government authorities, depending on the specific activities conducted by the Internet content provider. Various government authorities have stated publicly that they are in the process of preparing new laws and regulations that will govern these activities. The areas of regulation currently include online advertising, online news reporting, online publishing, provision of online or mobile music, online securities trading, the provision of industry-specific (e.g., drug-related) information over the Internet and foreign investment in value-added telecommunication services. Other aspects of our online operations may be subject to additional regulations in the future. For example, our online interactive broadcasting video platform enables users to perform real time musical acts, exchange information, interact with others and engage in various other online activities. Although we have obtained a permit to engage in the online interactive broadcasting video platform services, we cannot assure you that the PRC regulatory authorities will not issue new laws or regulations specifically regulating the operation of an online interactive broadcasting video platform. Our operations might not be consistent with current laws and regulations or any such new regulations and, as a result, we could be subject to penalties.

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

The Chinese government has stringent prohibitions on online pornographic information and has launched several crackdowns on Internet pornography recently. On December 4, 2009, the MIIT and other three PRC government authorities jointly issued the Incentives Measures for Report of Pornographic, Obscene and Vulgar Messages on Internet and Mobile Media (the “Anti-Pornography Notice”) to further crackdown on online pornography. Pursuant to this Anti-Pornography Notice, rewards of up to RMB10, 000 will be provided to Internet users who report Websites that feature pornography, and a committee has been established to review such reports to determine an appropriate award. On April 13, 2014, the National Working Group on Anti-Pornography and three other PRC government authorities jointly issued the Anti-Pornography Proclamation, under which Internet service providers must immediately remove texts, images, video, advertisements and other information that contain pornographic content. The relevant government authority may order enterprises or individuals who flagrantly produce or disseminate pornographic content to stop conducting business, and may revoke relevant administrative permits. Although we require all users upon account registration to agree to our terms of service, which specify the types of content that are prohibited on our platform, and we have deleted from our relevant channels and communities all Web pages with material that we believe could reasonably be considered to be vulgar and have strengthened our internal censorship and supervision of links and content uploaded by users, it is possible that our users may engage in obscene conversations or activities on our platform that may be deemed illegal under PRC laws and regulations. For example, we provide an online interactive broadcasting video platform for users, and because the video and audio communication on this platform is conducted in real time, we are unable to examine the content generated by our hosts and users on air before the content is streamed on the platform. There is no assurance that content considered vulgar by PRC government agencies will not appear in the future. We may be subject to fines or other disciplinary actions, including in serious cases suspension or revocation of the licenses necessary to operate our platform, if we are deemed to have facilitated the appearance of inappropriate content placed by third parties on our platform under PRC laws and regulations. In addition, if we are accused by the government of hosting vulgar content, our reputation could be adversely affected.

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

Regulation and censorship of online interactive broadcasting services in China may adversely affect our business.

As online interactive broadcasting has surged in popularity in China, PRC governmental authorities have increased their efforts to regulate it. The MOC issued an Online Performance Notice on July 1, 2016 and issued Online Performance Measures on December 2, 2016, both effective January 1, 2017, and the CAOC issued Live Social Video Provisions on November 4, 2016, providing for the administration and censorship of online interactive broadcasting. The Live Social Video Provisions require us to implement procedures to detect and block illegal, fraudulent, politically-sensitive and inappropriate content and activities conducted through our online interactive broadcasting platform. Although we have implemented procedures for our online interactive broadcasting platform designed to detect and prevent material and activity that we believe could reasonably be considered to be prohibited, it is possible that hosts and users of our platform may distribute content and engage in activities that may be deemed illegal, but that we do not detect and identify as such. Furthermore, we may not be able to immediately block all such content uploads or activities generated by our hosts and users, because there is often a lag between the time our hosts and users upload and stream content on our platform and the time we are able to examine such content. If PRC authorities believe that illegal or inappropriate activities haven been conducted through our online interactive broadcasting platform, or if there is negative media coverage concerning our platform, PRC government authorities may hold us liable for non-compliance and subject us to administrative penalties or other sanctions, which could cause our business to suffer or have an adverse effect on our user base. See “Government Regulation and Legal Uncertainties - Specific Statutes and Regulations - Regulation of the Provision of Internet Content – Online Cultural Products.”

Regulations relating to sponsored search may adversely affected our search and search-related revenues and may continue to have an adverse effect on such revenues.

On April 13, 2016, the SAIC and sixteen other PRC government agencies jointly issued a Notice of Campaign to Crack Down on Illegal Internet Finance Advertisements and Other Financial Activities in the Name of Investment Management (the ‘‘Campaign Notice’’), pursuant to which a campaign was conducted between April 2016 and January 2017 targeting, among other things, online advertisements for internet finance and other financial activities posted on internet search portals such as Sogou’s. On June 25, 2016, the CAOC issued the Interim Measures for the Administration of Online Search (the ‘‘CAOC Interim Measures’’), which became effective on August 1, 2016 and require that providers of online search services verify the credentials of pay-for-click advertisers, specify a maximum percentage that pay-for-click search results may represent of results on a search page, and require that providers of search services conspicuously identify pay-for-click search results as such. Also, on July 4, 2016, the SAIC issued the Interim Measures for the Administration of Online Advertising (the ‘‘SAIC Interim Measures’’), which became effective on September 1, 2016 and treat pay-for-click search results as advertisements subject to PRC advertisement laws and require that pay-for-click search results be conspicuously identified on search result pages as advertisements and cause revenues from such advertisements to be subject to the 3% PRC tax on advertising revenues. In order to comply with these regulations, we have established more stringent standards for selecting advertisers for our pay-for-click services and have turned down certain existing advertisers, and have lowered the percentage that pay-for-click search results represent of results on our search pages, which have had an adverse impact on our search and search-related revenues for 2016 and, along with the tax on advertising, are likely to continue to have such an impact. Also, we cannot assure you that the PRC regulatory authorities will not issue new laws or regulations specifically regulating sponsored search services, which could further impact our revenues.

Regulations relating to offshore investment activities by PRC residents may limit our ability to acquire PRC companies and could adversely affect our business.

In July 2014, SAFE promulgated Circular 37, which replaced Circular 75, promulgated by SAFE in October 2005 Circular 37 requires PRC residents, including PRC institutions and individuals, to register with the local SAFE branch in connection with their direct establishment or indirect control of an offshore entity, referred to in Circular 37 as a “special purpose vehicle,” for the purpose of holding domestic or offshore assets or interests. PRC residents must also file amendments to their registrations in the event of any significant changes with respect to the special purpose vehicle, such as increase or decrease of capital contributed by PRC individuals, share transfer or exchange, merger, division or other material event. Under these regulations, PRC residents’ failure to comply with specified registration procedures may result in restrictions being imposed on the foreign exchange activities of the relevant PRC entity, including the payment of dividends and other distributions to its offshore parent, as well as restrictions on capital inflows from the offshore entity to the PRC entity, including restrictions on the ability to contribute additional capital to the PRC entity. It is unclear how these regulations will be interpreted and implemented as Circular 37 is newly issued and it is possible that some or all of our and Changyou’s shareholders who are PRC residents will not comply with all the requirements required by Circular 37 or related rules. Any future failure by any of our, or Changyou’s shareholders who is a PRC resident, or controlled by a PRC resident, to comply with relevant requirements under these regulations could subject us and Changyou to fines or sanctions imposed by the PRC government, including restrictions on our subsidiaries’ ability to pay dividends or make distributions to us and our ability to increase our investment in these subsidiaries.

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

The CIT Law generally imposes a uniform income tax rate of 25% on all enterprises, but grants preferential treatment to High and New Technology Enterprises (“HNTEs”), pursuant to which HNTEs are instead subject to an income tax rate of 15%, subject to a requirement that they re-apply for HNTE status every three years. During this three-year period, an HNTE must conduct a qualification self-review each year to ensure it meets the HNTE criteria, and will be subject to the regular 25% income tax rate for any year in which it does not meet the criteria. The CIT Law and its implementing regulations provide that a “Software Enterprise” can enjoy an income tax exemption for two years beginning with its first profitable year and a 50% reduction to a rate of 12.5% for the subsequent three years. An entity that qualifies as a “Key National Software Enterprise” (“KNSE”) can enjoy a further reduced preferential income tax rate of 10%. Enterprises wishing to enjoy the status of Software Enterprises or KNSEs must perform a self-assessment each year to ensure they meet the relevant criteria for qualification. If at any time during the preferential tax treatment years an enterprise uses the preferential CIT rates but the relevant authorities determine that it failed to meet applicable criteria for qualification, the authorities may revoke the enterprise’s Software Enterprise or KNSE status, as applicable.

There are uncertainties regarding future interpretation and implementation of the CIT Law and its implementing regulations. It is possible that the HNTE, Software Enterprise, and KNSE qualifications of our operating entities currently qualified as such, or their entitlement to an income tax exemption or refund of their VAT, will be challenged by higher level tax authorities and be repealed, or that there will be future implementing regulations that are inconsistent with current interpretation of the CIT Law. For example, in 2016 the SAT issued a circular with new criteria for certifying a Software Enterprise. Therefore, it is possible that the qualification of one or more of our PRC Subsidiaries or VIEs as a Software Enterprise will be challenged in the future or that such companies will not be able to take any further actions, such as re-application for Software Enterprise qualification, to enjoy such preferential tax treatment. If those operating entities cannot qualify for such preferential income tax status, our effective income tax rate will be increased significantly and we may have to pay additional income tax to make up the previously unpaid tax, which would reduce our net income.

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

Restrictions on currency exchange may limit our ability to use our revenues effectively.

Substantially all of our revenues and operating expenses are denominated in RMB. The RMB is not freely tradable in “capital account” transactions, which include foreign direct investment. Foreign exchange transactions classified as capital account transactions are subject to limitations and require approval from the SAFE. This could affect our China-Based Subsidiaries’ ability to obtain foreign exchange through debt or equity financing, including by means of loans or capital contributions from us.

Further, although the RMB is at present freely convertible in “current account” transactions, which include dividends, and trade and service-related foreign exchange transactions, and our China-Based Subsidiaries may purchase and retain foreign exchange for settlement of such transactions, including payment of dividends, without the approval of the SAFE, the relevant PRC governmental authorities may limit or eliminate our ability to purchase and retain foreign currencies in the future.

Since a significant amount of our future revenues are likely to be in the form of RMB, these existing restrictions, and any future restrictions, on currency exchange may limit our ability to use revenues generated in RMB to fund our business activities outside of China, or to make expenditures denominated in foreign currencies.

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

On May 19, 2007, the PBOC announced a policy to expand the maximum daily floating range of RMB trading prices against the U.S. dollar in the inter-bank spot foreign exchange market from 0.3% to 0.5%. While the international reactions to the RMB revaluation and widening of the RMB’s daily trading band have generally been positive, with the increased floating range of the RMB’s value against foreign currencies, the RMB may appreciate or depreciate significantly in value against the U.S. dollar or other foreign currencies in the long term, depending on the fluctuation of the basket of currencies against which it is currently valued. On June 19, 2010, the PBOC announced that it has decided to proceed further with the reform of the RMB exchange rate regime to enhance the flexibility of the RMB exchange rate and that emphasis would be placed on reflecting market supply and demand with reference to a basket of currencies. While so indicating its intention to make the RMB’s exchange rate more flexible, the PBOC ruled out any sharp fluctuations in the currency or a one-off adjustment. On April 16, 2012, the PBOC enlarged the floating band of RMB’s trading prices against the U.S. dollar in the inter-bank spot foreign exchange market from 0.5% to 1% around the middle rate released by the China Foreign Exchange Trade System each day. In February 2014, the center point of the currency’s official trading band hit 6.1146, representing appreciation of more than 11.7% since June 19, 2010. On March 17, 2014, the PBOC announced a policy to further expand the maximum daily floating range of RMB trading prices against the U.S. dollar in the inter-bank spot foreign exchange market to 2%. Through 2016 the RMB continued its significant depreciation. The center point of the currency’s official trading band was 6.5486 in January 2016, and was 6.9189 in December 2016, which contributed to a decline in our revenues reported in U.S. dollars. In addition, there are very limited hedging transactions available in China to reduce our exposure to exchange rate fluctuations. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure, if at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into U.S. dollars.

Risks Related to Our Common Stock

The market price of our common stock has been and will likely continue to be volatile. The price of our common stock may fluctuate significantly, which may make it difficult for stockholders to sell shares of our common stock when desired or at attractive prices.

The market price of our common stock has been volatile and is likely to continue to be so. The initial public offering price of our common stock in July 2000 was $13.00 per share. The trading price of our common stock subsequently dropped to a low of $0.52 per share on April 9, 2001. During 2014 the trading price of our common stock ranged from a low of $42.03 per share to a high of $87.68 per share, during 2015 the trading price of our common stock ranged from a low of $40.2 per share to a high of $71.78 per share, and during 2016 the trading price of our common stock ranged from a low of $32.6 per share to a high of $55.21 per share. On February 22, 2017, the closing price of our common stock was $42.16 per share.

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

If we do not appoint a third member of our Audit Committee before the earlier of our 2017 annual meeting or August 4, 2017, our common stock will be subject to delisting from NASDAQ.

As a result of the resignation of Charles Huang from the Audit Committee of our Board of Directors on August 4, 2016, as of the date of this report we do not comply with NASDAQ Listing Rule 5605(c)(2), which requires companies with securities listed on NASDAQ to have an audit committee composed of at least three directors, but we are relying on the cure period provided by NASDAQ Listing Rule 5605(c)(4), which will allow the vacancy to continue until the earlier of our 2017 annual meeting of stockholders or August 4, 2017. If our Board of Directors were to fail to identify and appoint a qualified replacement to fill the vacancy before the expiration of the cure period, our common stock would be subject to delisting from NASDAQ, which would substantially reduce or effectively terminate the trading of our common stock in the United States.

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

If additional remedial measures are imposed on the Big Four PRC-based accounting firms, including our independent registered public accounting firm, in administrative proceedings brought by the SEC alleging the firms’ failure to meet specific criteria set by the SEC, we could be unable to timely file future financial statements in compliance with the requirements of the Exchange Act.

In December 2012, the SEC instituted administrative proceedings against the Big Four PRC-based accounting firms, including our independent registered public accounting firm, alleging that these firms had violated U.S. securities laws and the SEC’s rules and regulations thereunder by failing to provide to the SEC the firms’ audit work papers with respect to certain PRC-based companies that are publicly traded in the United States. On January 22, 2014, the ALJ presiding over the matter rendered an initial decision that each of the firms had violated the SEC’s rules of practice by failing to produce audit workpapers to the SEC. The initial decision censured each of the firms and barred them from practicing before the SEC for a period of six months. The Big Four PRC-based accounting firms appealed the ALJ’s initial decision to the SEC. The ALJ’s decision does not take effect unless and until it is endorsed by the SEC. On February 6, 2015, the four China-based accounting firms each agreed to a censure and to pay a fine to the SEC to settle the dispute and avoid suspension of their ability to practice before the SEC and audit U.S.-listed companies. The settlement required the firms to follow detailed procedures and to seek to provide the SEC with access to Chinese firms’ audit documents via the China Securities Regulatory Commission, or the CSRC. If future document productions fail to meet specified criteria, the SEC retains authority to impose a variety of additional remedial measures on the firms depending on the nature of the failure. While we cannot predict if the SEC will further review the four China-based accounting firms’ compliance with specified criteria or if the results of such a review would result in the SEC imposing penalties such as suspensions or restarting the administrative proceedings, if the accounting firms are subject to additional remedial measures, our ability to file our financial statements in compliance with SEC requirements could be impacted. A determination that we have not timely filed financial statements in compliance with SEC requirements could ultimately lead to the delisting of our common stock from NASDAQ or the termination of the registration of our common stock under the Exchange Act, or both, which would substantially reduce or effectively terminate the trading of our common stock in the United States.

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

Changyou’s three primary businesses are the online game business; the platform channel business, which consists primarily of online advertising; and the cinema advertising business. Changyou’s businesses and the industries in which it operates are evolving rapidly. Changyou was incorporated on August 6, 2007 in the Cayman Islands and began its online game business as an indirect wholly-owned subsidiary of Sohu.com Inc. In 2007 Sohu transferred all of its PC game business to Changyou. In 2011 Changyou acquired 7Road and began generating Web game revenues. In 2012, Changyou began to develop and operate mobile games, but did not begin to generate any significant revenues from mobile games until late in 2014 when Changyou launched TLBB 3D. In August 2015, as revenues from Changyou’s Web games Wartune and DDTank had begun to decline, Changyou sold 7Road’s operating company Shenzhen 7Road Technology Co., Ltd., or Shenzhen 7Road, and as a result Changyou has no remaining significant Web games in operation or development. In 2011, Changyou began to expand into the platform channel business with its acquisition from Sohu of the 17173.com Website, which operates Changyou’s online advertising business. In December 2013, Changyou acquired RaidCall, which operates free social communication software; and in July 2014 Changyou acquired a majority interest in MoboTap Inc., or MoboTap, a Cayman Islands company that operates the Dolphin Browser. However, Changyou’s acquisitions of RaidCall and MoboTap were not successful, as expected synergies did not materialize. In 2011, Changyou acquired the entities that operate its cinema advertising business. Changyou’s cinema advertising business experienced strong growth in 2016 and has become a significant part of Changyou’s overall business, but Changyou may not be able to sustain that growth.

Changyou’s past successes in its online games business with PC games may not provide a meaningful basis for you to evaluate its current business and prospects, as game players increasingly migrate from personal computers to mobile devices to access online games and the relative popularity of PC games continues to decline. In response to such rapid migration, Changyou has devoted and Changyou expects to continue to devote substantial resources to the development of its mobile games as a critical component of its business strategy. However, Changyou’s mobile games strategy has not been proven, and presents very different challenges from those presented in the past by its operation of PC games and Web games. We cannot be certain that Changyou will be successful in its efforts to continue to expand into mobile games. Despite the early success of Changyou’s mobile game TLBB 3D after Changyou introduced it, the popularity of, and the revenues generated from, the game declined through 2016, and Changyou has not been able to generate comparable revenues from new mobile games to sustain or grow its mobile game business.

You should also consider additional risks and uncertainties that may be experienced by companies operating in a rapidly developing and evolving industry. Some of these risks and uncertainties relate to Changyou’s ability to:

•	raise Changyou’s brand recognition and game player loyalty;

•	develop, license or operate new games that are appealing to game players; adapt to new trends and game player tastes; meet Changyou’s expected timetables for their launch; and, if they are successful, have acceptably long lifespans and result in an acceptable level of profit for Changyou;

•	successfully adapt to evolving business models, industry trends and market environments by developing and investing in new business strategies, products, services and technologies, including, in particular, virtual reality, or VR, technology, and new games;

•	arrange for its mobile games to be distributed through popular mobile application stores with commercial terms, including revenue-sharing arrangements, that are favorable enough to Changyou and allow it to achieve an acceptable level of profit from the games;

•	integrate new technologies, businesses and personnel of acquired entities, and generate sufficient revenues to offset the costs and expenses of such acquisitions;

•	maintain or expand Changyou’s marketing efforts to attract more game players to its games and to the game information portal of the 17173.com Website in a rapidly changing and increasingly competitive business environment, and generate sufficient revenues to offset the costs and expenses of such marketing efforts; and reverse the recent decline in Changyou’s revenues from the 17173.com Website, particularly in view of the rapid emergence of mobile games and the decline in the relative popularity of PC games and Web games as users increasingly switch to mobile devices; and

•	successfully expand Changyou’s marketing efforts to attract advertisers to place advertisements in pre-film advertising slots that it purchases from operators of movie theaters, which are critical to Changyou’s ability to recoup its significant upfront payments and committed payments under Changyou’s contracts with the operators of movie theaters.

If Changyou does not adapt its business to address these risks and uncertainties, its ability to continue its past success or to expand its business in the future is likely to be impeded.

Changyou’s business may not succeed in a highly competitive market.

Competition in the online game market in China is becoming increasingly intense. Changyou competes primarily with other online game developers in China, including Tencent Holdings Limited and NetEase.com, Inc. Many of Changyou’s competitors have, or may over time be able to gain, competitive advantages over Changyou in terms of:

•	greater financial and technical resources;

•	more aggressive and effective strategies for hiring talent for game development, which may make it difficult for Changyou to retain its existing employees and attract new employees, which are necessary for Changyou to be able to grow its business;

•	substantially greater financial resources and more effective methods for acquiring exclusive license rights to the titles, characters, themes and story lines of popular works in order to adapt online games from such works (which has become increasingly important for new online games to be successful);

•	more aggressive and effective marketing strategies for promoting their online games and penetrating the mobile game market; and

•	more capability for developing and releasing new software for mobile devices to attract a growing number of game players that access Internet products and services through mobile devices.

The 17173.com Website derives revenue primarily from providing online advertising services to advertisers that develop, operate and distribute PC games. As the market demand for PC games continues to decline, the 17173.com Website faces intense competition, particularly from mobile application stores and other Internet platforms through which game players access mobile games, for advertising business targeting online players of mobile games. Changyou competes with other game information portals, such as duowan.com, operated by YY Inc., and game.qq.com, operated by Tencent Holdings Limited, and other Internet portals which have, or may over time be able to build, competitive advantages over Changyou in terms of:

•	greater brand recognition among game players and advertising clients;

•	larger user and customer bases;

•	more extensive and well developed marketing and sales networks;

•	more attractive mobile versions of their game information portals and more extensive mobile game-related products and services, such as mobile game discussion forums, in response to the rapid migration of users of Internet services from PCs to mobile devices such as tablets and mobile phones, and the unique preferences and demands of mobile users and mobile game players; and

•	substantially greater financial and technical resources.

Changyou’s cinema advertising business generates revenues through contracts that Changyou enters into with advertisers to place their advertisements in pre-film advertising slots that Changyou purchases from operators of movie theaters. Changyou competes with Focus Media Group, Wanda Group and other companies selling pre-film advertisement slots to advertisers. These competitors in general, and Wanda Group in particular, have, and may be able to build further, competitive advantages over Changyou arising from their having significantly greater financial resources, greater brand recognition among operators of movie theaters and advertisers and more capable and effective sales and marketing forces and strategies than Changyou does. Wanda Group has a particular competitive advantage over Changyou as Wanda itself is one of the largest operators of movie theaters in China. Therefore, it is cost-effective for Wanda Group to expand its own cinema advertising business together with its expansion of movie theaters. In addition, Wanda Group is competing with Changyou for advertising slots in other movie theaters that Wanda does not own or operate, which may force Changyou to increase the price for such advertising slots, which may impair Changyou’s ability to compete effectively in those markets.

In order to compete effectively in the PRC, as well as in the worldwide market, Changyou must continue to invest in research and development, to enhance its technology and its existing games, advertising and other services, and to introduce new game products and services in order for it to adapt to industry trends and shifting demands of game players and advertising clients and to remain competitive. If Changyou’s products and services are not responsive to the needs of its game players and advertisers, are not appropriately timed with market opportunities, or are not effectively brought to market, or if its competitors are more successful than Changyou is in developing compelling products or in attracting and retaining game players and advertisers, Changyou may not be able to compete effectively.

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

Changyou may not be able to avoid slowing growth or declines in its revenues, or future losses.

Changyou’s revenues grew significantly in a relatively short period of time prior to 2014, but its revenue growth stalled in 2014 and 2015, and revenues decreased in 2016. Primarily due to the commercial success of TLBB, Changyou’s revenues grew from $623.4 million for the year ended December 31, 2012 to $737.9 million for the year ended December 31, 2013. However, Changyou’s revenues increased only slightly to $755.3 million and to $761.6 million, respectively, for the years ended December 31, 2014 and 2015, and Changyou’s revenues decreased to $525.4 million for the year ended December 31, 2016. Even if Changyou’s revenues increase in future years, Changyou is not likely to experience rates of revenue growth in the future similar to those that it experienced prior to 2014. Changyou suffered a net loss attributable to Changyou.com Limited of $3.4 million for the year ended December 31, 2014. Changyou’s net income attributable to Changyou.com Limited was $212.8 million for the year ended December 31, 2015, but decreased to $144.9 million for the year ended December 31, 2016. Changyou also may experience declines in its revenues or suffer net losses in the future due to a number of factors, including, among other things, the continued decline in TLBB’s and TLBB 3D’s revenues and profitability, the uncertain level of popularity of Changyou’s future games (particularly its future mobile games as users increasingly switch to mobile devices), uncertainty as to Changyou’s ability to develop and launch high-quality mobile games that are commercially successful and the relatively higher game development and distribution costs generally associated with such games; the need to expend greater amounts in order to develop or acquire new games, technologies, assets, and businesses; and uncertainty as to Changyou’s ability to integrate such newly acquired games, technologies, assets and businesses. Accordingly, you should not rely on the results of any prior period as an indication of Changyou’s future financial and operating performance.

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

Changyou is dependent upon its management and upon its key development and technical personnel; and Changyou’s business may be disrupted if it loses the services of any of them.

Changyou’s future success depends substantially on the services of the members of its management and its key development and technical personnel, such as Changyou’s Chief Executive Officer Dewen Chen. If one or more of the members of Changyou’s management or key development or technical personnel were unable or unwilling to continue in their present positions, Changyou might not be able to replace them easily, or at all. If any of the members of Changyou’s management or its key employees joins a competitor or forms a competing company, not only would Changyou lose know-how, key professionals, staff members and suppliers, but such members of Changyou’s management and key employees could develop and operate games and other services that could compete with and take game players and users away from its existing and future business. Although each of these members of Changyou’s management and key personnel has entered into an employment agreement with non-competition provisions, these non-competition provisions may not be enforceable in China.

Changyou’s prospects for growth may be adversely affected if Changyou cannot successfully manage and make timely adjustments to its hiring needs to support its business strategies.

The Internet industry in China is characterized by high demand and intense competition for talent, particularly for game developers and related technical personnel, and Changyou’s success in the implementation of its growth strategies depends on Changyou’s ability to successfully manage, and make timely adjustments to, its hiring needs. The number of Changyou’s employees decreased by 11.0% in 2014, by 41.9% in 2015, and by 13.0% in 2016, as Changyou emphasized the development of mobile games and laid off a number of employees who had been focused primarily on international markets and the platform channel business. These layoffs could have an adverse effect on Changyou’s remaining employees’ morale and their loyalty to Changyou, and cause Changyou to lose employees whose talent and experience are important for its business, and could also have a negative impact on its reputation as an employer and its ability to attract qualified employees in the future. Laid-off employees could also make claims against Changyou for additional compensation, causing Changyou to incur additional expense.

Changyou may not have exclusive rights to trademarks, designs and technologies that are crucial to its business.

Changyou has applied for initial registrations in the PRC and overseas, and/or changes in registrations relating to transfers of its key trademarks in the PRC, including ChangYou.com, cyou.com, TLBB, TL logos, New Blade Online, 17173, TLBB 3D and the corresponding Chinese versions of the marks, so as to establish and protect its exclusive rights to these trademarks. Changyou has succeeded in registering the trademarks ChangYou.com, cyou.com, TLBB, TL logos, 17173 and Dolphin Browser in the PRC under certain classes. The applications for initial registration, and/or changes in registrations relating to transfers, of other marks and/or of some of these marks under other classes are still under examination by the Trademark Office of the State Administration for Industry & Commerce of the PRC (the “SAIC”) and relevant authorities overseas. Changyou has applied for patents relating to the design of its games and to technology intended to enhance the functionalities of its games. Changyou has various patent applications under examination by the State Intellectual Property Office of the PRC. Approvals of Changyou’s initial trademark registration applications, and/or of changes in registrations relating to such transfers, and approvals of Changyou’s patent applications are subject to determinations by the Trademark Office of the SAIC, the State Intellectual Property Office of the PRC and relevant authorities overseas that there are no prior rights in the applicable territories. Changyou cannot be certain that these applications will be approved. Any rejection of these applications could adversely affect Changyou’s rights to the affected marks, designs and technologies. In addition, even if these applications are approved, Changyou cannot assure you that any registered trademark or issued patent will be sufficient in scope to provide adequate protection of its rights.

Changyou may need to incur significant expenses to enforce its proprietary rights, and if it is unable to protect such rights, its competitive position and financial performance could be harmed.

Changyou regards its intellectual property and proprietary rights as critical to its success. In particular, Changyou has spent a significant amount of time and resources in developing its current games and possible future games. Changyou’s ability to protect its proprietary rights in connection with its games is critical for their success and Changyou’s overall financial performance. While Changyou has registered software in China for copyright protection and has taken various measures to protect its source codes, such measures may not be sufficient to protect its proprietary information and intellectual property. Intellectual property rights and confidentiality protection in China may not be as effective as they are in the United States and other developed countries. Policing unauthorized use of proprietary technology is difficult and expensive. In addition, while Changyou has registered some trademarks relating to its games in the PRC and other jurisdictions, and has applied for additional registrations of trademarks, in some instances Changyou may not succeed in obtaining registration of trademarks that it has applied for in different languages, such as English. We cannot assure that these pending or future trademark applications will be approved. Any failure to register trademarks in any country or region may limit Changyou’s ability to protect its rights in such country or region under relevant trademark laws, and Changyou may need to change the name of the relevant trademark in certain cases, which may adversely affect Changyou’s branding and marketing efforts.

Despite Changyou’s efforts to protect its intellectual property, online game developers may copy Changyou’s ideas and designs, and other third parties may infringe Changyou’s intellectual property rights. For example, certain third parties have misappropriated the source codes of previous versions of TLBB and have set up unauthorized servers in China and elsewhere to operate TLBB to compete with Changyou. The existence of unauthorized servers may attract game players away from Changyou’s games and may result in decreases in Changyou’s revenues. Any measures Changyou takes in response may not be successful in eliminating these unauthorized servers. Litigation relating to intellectual property rights may result in substantial costs to Changyou and diversion of resources and management attention away from its business, and may not be successful. In addition, Changyou’s ideas and certain of its designs, if not fixed in a tangible form of expression or registered with the appropriate PRC authorities, may not be protected by patents or other intellectual property rights. As a result, Changyou may be limited in its ability to assert intellectual property rights against online game developers who independently develop ideas and designs that compete with Changyou.

Changyou may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely to it, could subject it to significant liabilities and other costs.

Changyou’s success depends largely on its ability to use and develop its technology and know-how without infringing the intellectual property rights of third parties. We cannot assure you that third parties will not assert intellectual property claims against Changyou. Changyou is subject to additional risks if entities licensing to it intellectual property, including, for example, game source codes, do not have adequate rights in any such licensed materials. The validity and scope of claims relating to the intellectual property of game development and technology involve complex scientific, legal and factual questions and analyses and, therefore, tend to be uncertain. If third parties assert copyright or patent infringement or violation of other intellectual property rights against it, Changyou will have to defend itself in litigation or administrative proceedings, which can be both costly and time consuming and may significantly divert the efforts and resources of Changyou’s technical and management personnel. An adverse determination or settlement in any such litigation or proceedings to which Changyou may become a party could subject it to significant liability to third parties, or require it to seek licenses from third parties, pay ongoing royalties, or redesign its games or subject it to injunctions prohibiting the development and operation of its games.

Risk Related to Online Games

There are uncertainties regarding the future growth of the online game industry in China.

The online game industry, from which Changyou derives most of its revenues, is a rapidly evolving industry. The growth of the online game industry and the level of demand and market acceptance of Changyou’s games are subject to a high degree of uncertainty. Changyou’s future operating results will depend on numerous factors affecting the online game industry, many of which are beyond Changyou’s control, including:

•	whether the online game industry, particularly in China and the rest of the Asia-Pacific region, continues to grow and the rate of any such growth;

•	the availability and popularity of other forms of entertainment, particularly games on console systems, which are already popular in developed countries and may gain popularity in China;

•	growth in users of the Internet and broadband and penetration in China and other markets in which Changyou offers its games, and the rate of any such growth;

•	whether recent declines in the use of personal computers and growth in users of mobile devices (such as smart phones and tablets) in general, and for purposes of accessing online games in particular, continue or accelerate in China and other markets in which Changyou offers its games;

•	changes in consumer demographics and public tastes and preferences; and

•	general economic conditions in China, particularly economic conditions adversely affecting discretionary consumer spending, such as the slowdown in China’s economic growth that occurred between the first quarter of 2010 and the third quarter of 2012 and from 2014 through 2015.

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

Changyou currently relies on TLBB for a substantial portion of its revenues. Changyou launched TLBB in May 2007 and TLBB is unlikely to sustain its current level of popularity over time. Despite Changyou’s efforts to improve TLBB, its game players have nevertheless lost interest in it over time as the relative popularity of PC games (which are accessed through personal computers) continues to decline and its popularity, revenues and profitability have continued to decline. See “Changyou may not be successful in operating and improving its games to satisfy the changing demands of game players.”

To prolong TLBB’s lifespan and slow down the pace of its decline, Changyou needs to continually improve and update it on a timely basis with new features, including enhanced social interaction features, that appeal to existing game players and attract new game players (including those who played earlier versions of TLBB), and improve player stickiness to the game. If Changyou fails to improve and update TLBB on a timely basis, or if its competitors introduce more popular games, including mobile games, catering to its game player base, the decline in TLBB’s popularity can be expected to accelerate, which would cause Changyou’s revenues to decrease at a faster pace. Furthermore, if there are any interruptions in TLBB’s operation due to unexpected server interruptions, network failures or other factors, game players may be prevented or deterred from making purchases of virtual items, which could also cause significant decreases in Changyou’s revenues.

If the market demand for PC games in general, and for the PC games that Changyou operates in particular, continues to decline and the number of game players of PC games continues to decrease, Changyou’s online game business and prospects may be adversely affected.

A substantial portion of Changyou’s online game revenues are generated from its PC games, and from TLBB in particular. However, the popularity of PC games continues to decline and an increasing number of online game developers are delaying or suspending their plans to develop and launch new PC games, as game players increasingly switch to mobile devices to access online games. It has become increasingly difficult for PC game developers and operators to retain existing players of their games and the number of game players who are willing to spend time and money to play new PC games continues to decrease. If this downward trend continues or accelerates, it may make it increasingly difficult for Changyou’s existing PC games in general, and TLBB in particular, to maintain their popularity and for its new PC games to ever become commercially successful; the game player base of Changyou’s PC games in general, and of TLBB in particular, may continue to shrink, which would increase its costs to acquire and retain players of its PC games and would have a negative impact on its online game revenues. In addition, Changyou’s PC games generally produce relatively higher profit margins for it than do its mobile games, because Changyou must distribute its mobile games through third-party mobile application stores and enter into revenue-sharing arrangements with such mobile application stores. Accordingly, any decrease in Changyou’s revenues from its PC games may have a relatively larger negative impact on its overall profits.

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

Changyou’s business will suffer if it is unable to develop successful high-quality games, for mobile devices, successfully monetize mobile games Changyou develops or acquires and maintain for a reasonable period the popularity and revenue levels of any mobile games that are successful.

Developing high-quality games for mobile devices is an important component of Changyou’s online game strategy. China’s mobile games market recently has been dominated by a small number of high quality games, which collectively generate a substantial majority of the total revenues and profits of all mobile games in the market. Changyou has devoted and Changyou expects to continue to devote substantial resources to the development of its mobile games, focusing on those that Changyou believes have the potential to become high-quality games. We cannot guarantee that Changyou will be able to develop high-quality games that appeal to players or, even if Changyou is able to develop high-quality games that are successful, that such games will have lifespans that are long enough to generate an acceptable level of revenues, as mobile games tend to have relatively shorter lifespans than PC games. In addition, Changyou may encounter difficulty in integrating features on games developed for mobile devices that a sufficient number of players will pay for, or in otherwise sufficiently monetizing mobile games. If Changyou is unable to develop successful high-quality games, or implement successful monetization strategies for its mobile games in general, its ability to grow revenue and its financial performance will be negatively affected.

Changyou’s ability to successfully develop and monetize games for mobile devices will depend on its ability to:

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

Further, even if Changyou develops or acquires license rights to a mobile game that is successful, the game’s lifespan may be short, as even successful mobile games tend to have less sustained user loyalty than do successful PC games. For example, the revenues generated from Changyou’s mobile game, TLBB 3D, which was launched in October 2014, declined sequentially through 2015 and 2016, which is typical for a mobile game. In addition, although a relatively large number of the mobile games available at any given time may be low-quality games that attract fewer game players than do high-quality games, such games may on an aggregate level have the effect of attracting away a significant number of game players who would otherwise play high-quality mobile games. In view of the uncertain lifespans of mobile games and the large quantity of mobile games competing for game players, it is necessary for Changyou to make considerable investments in order to have a number of mobile games, and particularly mobile games that have the potential to become high-quality hit games, in its pipeline.

If Changyou is unable to succeed in developing or acquiring new mobile games in general, and high quality games in particular, that are successful and in maintaining for a reasonable period the popularity and revenue levels of any mobile games that Changyou develops or acquires that are successful, Changyou may not be able to recoup its development and acquisition costs and its ability to expand its business in the future is likely to be impeded.

We believe that the chance of success for online games is improved if they are adapted from the titles, characters, themes and story lines of popular works. However, there are many risks and uncertainties for obtaining the rights to adapt such works for online games, and Changyou’s games adapted from such works may not be successful.

We believe that, in order for many of the new online games that Changyou develops to be successful in China, it is important for it to obtain license rights, and preferably exclusive license rights, to adapt the titles, characters, themes and story lines of popular works for use in the games. For example, Changyou developed and it operates its PC game TLBB and its mobile game TLBB 3D with various features that are included in reliance on rights under its existing license agreements with the Chinese martial arts author Louis Cha with respect to his popular novel Tian Long Ba Bu. We believe that these features have had a critical role in attracting and retaining many of the players of TLBB and TLBB 3D. However, it can be difficult to identify a sufficient number of such works that are suitable for adaptation for use in online games, and Changyou faces significant competition for the rights to such works from other online game companies that also adapt their online games from popular works. Obtaining license rights, and particularly exclusive license rights, to adapt suitable works for use in online games can involve significant expense. Even if Changyou obtains license rights for works, we cannot assure you that games that Changyou adapts from such works will be popular and commercial successes and that Changyou will be able to recoup the amounts it pays for the license rights. Obtaining such rights and adapting such works for mobile games present additional risks, because of the relatively short lifespans of mobile games. Moreover, after the expiration of the terms of Changyou’s existing license agreements with Mr. Cha and other holders of copyrights, Changyou may not be able to renew the agreements with commercial terms that are favorable to it, if at all. Changyou’s inability to renew such agreements could force it to discontinue the related online games, and have a significant adverse impact on its online game operations and revenues.

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

Changyou may not be able to arrange for its mobile games to be distributed through its desired popular third-party mobile application stores with commercial terms, including revenue-sharing arrangements that are favorable enough to it and allow it to achieve an acceptable level of profit from the games. Changyou’s profits from mobile games, even if the games are successful, are likely to be relatively lower than the profits it generates from PC games, because, in order to gain access for its games on mobile application stores, Changyou must enter into revenue-sharing arrangements that generally result in lower profit margins than those generated from its PC games. Changyou relies on mobile application stores to collect payments from game players for their purchases of its virtual items and to pay to Changyou pre-agreed revenue-sharing amounts. If mobile application stores cease to offer Changyou’s games over their platforms, change their user payment policies, such as return policies, or fail to make revenue-sharing payments that are due to Changyou, Changyou’s revenues will be adversely affected. When Changyou distributes its games through smaller, less well-known application stores, Changyou may not receive revenue-sharing payments when they are due to it. In addition, the iOS-based mobile application store allows game players to use foreign currency to purchase virtual items or game points in Changyou’s games, and the store pays to Changyou pre-agreed revenue-sharing amounts after converting the foreign-currency denominated revenues from such purchases into RMB using an exchange rate effective at the time of the payment. Since there is usually a delay between the time of a game player’s purchase and the time when the store pays Changyou, if the foreign currency used has depreciated against the RMB during the delay Changyou will receive lower share-sharing amounts at the time of the payment than Changyou would have received if the payment had been made at the time of the game player’s purchase.

Changyou’s new mobile games will be less likely to be successful if Changyou cannot adopt and implement innovative and effective marketing strategies to attract attention to its games from game players in its targeted demographic groups.

A relatively large number of mobile games are typically available at any given time in the markets in which Changyou launches and operates its mobile games, and such games compete for attention from the same game player population that it targets. Changyou’s ability to successfully promote and monetize its mobile games will depend on its ability to adopt and effectively implement innovative marketing strategies, and particularly precision marketing through new media, such as Weibo, WeChat, bilibili.com Website and other online game forums, targeting potential mobile game players in general, and game players in specific demographic groups for certain games in particular, and Changyou’s ability to cross-market mobile games to players of its current PC games and mobile games. If Changyou fails to adopt and implement such marketing and cross-marketing strategies, or if the marketing strategies of Changyou’s competitors are more innovative and effective than Changyou’s, its mobile games will be less likely to be successful and as a result Changyou may not be able to achieve an acceptable level of revenues from those games.

Changyou’s development and operation of mobile games may be adversely affected by the promulgation of new, and the implementation and interpretation of existing, PRC laws and regulations affecting mobile games.

As mobile games are a relatively new type of online game in China, developers and operators of mobile games, including Changyou, have been facing increasingly intense regulatory scrutiny from PRC regulatory authorities regarding the development and operation of mobile games. Substantial uncertainties exist regarding the timing of the promulgation of, and any changes to, current and future PRC laws and regulations and the effect of the interpretation and implementation thereof, which may, among other things:

•	have an adverse impact on the way Changyou designs its games and game features, which may make the games less attractive to game players;

•	have an adverse impact on Changyou’s ability to achieve an acceptable level of revenues and profit from its mobile games;

•	make it harder to access Changyou’s mobile games and cause a decrease in its player base;

•	increase the cost of the development and operation of Changyou’s mobile games; and

•	require substantial management attention and effort in monitoring the development of, and ensuring Changyou’s compliance with, existing and future PRC laws and regulations affecting the mobile games business.

For a discussion of the risks associated with PRC laws and regulations affecting online games in general and mobile games in particular, see “Risks Related to Doing Business in China” in this Item 3 of this annual report.

Changyou’s new games may attract game players away from its existing games.

With Changyou’s increasingly diversified game portfolio, we cannot assure you that players of Changyou’s existing games will not be attracted to play other newly launched games, including its new mobile games. If this occurs, it will decrease Changyou’s existing games’ player bases, which could in turn make these games less attractive to other game players, resulting in decreased revenues from its existing games. Game players who switch from playing Changyou’s existing games to its new games may also spend less money to purchase virtual items in its new games than they would have spent if they had continued playing Changyou’s existing games, resulting in an adverse effect on its overall revenues. In addition, game players’ switching from playing Changyou’s existing PC games to its new mobile games, as well as from its in-house developed games to its licensed games, could cause Changyou’s overall online game profits to be relatively lower, as its profits from mobile games and licensed games tend to be relatively lower as a result of revenue-sharing arrangements.

Changyou relies on recorded data for game revenue recognition and tracking of game players’ consumption patterns of virtual items. If its data systems fail to operate effectively, such failure will affect the completeness and accuracy of its revenue recognition, and also its ability to design and improve virtual items that appeal to game players.

Changyou’s game operation revenues are generated through the direct online sale of game points and sale of its prepaid game cards, and its recognition of those revenues depends on such factors as whether the virtual items purchased by game players are considered consumable or perpetual. Changyou’s revenue recognition policy with respect to perpetual virtual items is based on its best estimate of the lives of the items. Changyou considers the average period that paying players typically play its games and other player behavior patterns to arrive at its best estimate of the lives of these perpetual items. However, given the fast-evolving nature of the game industry and the various types of online games that Changyou offers to players with different tastes and preferences, its estimate of the period that players typically play its games may not accurately reflect the actual lives of these perpetual virtual items. Changyou revises its estimates as it gain operating data, and it attempts to refine its estimation process accordingly. Any future revisions to these estimates could adversely affect the time period during which Changyou recognizes revenues from these items. For example, an increase in the estimated lives of these perpetual virtual items would increase the period over which revenues from these items are recognized.

Changyou relies on its data systems to record and monitor the purchase and consumption of virtual items by its game players and the types of virtual items purchased. If its data systems fail to accurately record the purchase and consumption information of the virtual items, Changyou may not be able to accurately recognize its revenues. In addition, Changyou relies on its billing systems to capture such historical game player behavior patterns and other information. If such information is not accurately recorded, or if Changyou does not have sufficient information due to the short operating history of any of its games, Changyou will not be able to accurately estimate the lives of, or the estimated average period the game players play its games with respect to, the perpetual virtual items, which will also affect its ability to accurately recognize its revenues from such perpetual virtual items. If Changyou’s data systems were damaged by system failure, network interruption, or virus infection, or attacked by a hacker, the integrity of data would be compromised, which could adversely affect its revenue recognition and the completeness and accuracy of its recognized revenues.

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

Changyou could be liable for breaches in the security of the online payment platforms of third parties with whom Changyou transacts business, and any such breaches could cause its customers to lose confidence in the integrity of the payment systems that Changyou uses.

Currently, Changyou sells a substantial portion of its virtual game points and prepaid game cards to its game players through third-party online payment platforms. In these online transactions, secure transmission of confidential information, such as customers’ credit card numbers and expiration dates, personal information and billing addresses, over public networks is essential if Changyou is to maintain its consumers’ confidence in it. In addition, Changyou expects that an increasing amount of its sales will be conducted over the Internet as a result of the growing use of online payment systems. As a result, the risk of associated online crime will increase. Changyou’s current security measures and those of the third-party online payment platforms with whom Changyou transacts business may not be adequate. Changyou must be prepared to increase its security measures and efforts so that its game players have confidence in the reliability of the online payment systems that it uses, which will require Changyou to incur additional expense. Such increased security measures may still not make its online payment systems completely safe. In addition, Changyou does not have control over the security measures of its third-party online payment service vendors. Breaches in the security of online payment systems that Changyou uses could expose it to litigation and liability for failing to secure confidential customer information, and could harm its reputation, ability to attract customers and ability to encourage customers to purchase virtual items.

Any failure of third-party developers of online games that Changyou licenses from or jointly develops with them to fulfill their obligations under Changyou’s license or joint operation agreements with them could have an adverse effect on Changyou’s operation of and revenues from those games.

Changyou derives an increasing portion of its revenues from PC games and mobile games that Changyou licenses from, or jointly develops with, third-party developers. Under its license and joint development agreements for these games, Changyou relies on the third-party developers to provide game updates, enhancements and new versions, provide materials and other assistance in promoting the games and resolving game programming errors and issues with “bots” and other intrusions. Any failure of third-party developers to provide game updates, enhancements and new versions in a timely manner and that are appealing to game players, and provide assistance that enables Changyou to effectively promote the games, or otherwise fulfill their obligations under Changyou’s license and joint development agreements could adversely affect the game-playing experience of Changyou’s game players, damage its reputation, or shorten the life-spans of those games, any of which could result in the loss of game players, acceleration of Changyou’s amortization of the license fees it has paid for those games, or a decrease in or elimination of its revenues from those games.

Furthermore, for games that Changyou licenses from or jointly develops with third parties, Changyou may not have access to the game source codes during the initial period of the license, or at all. Without the source codes, Changyou has to rely on the licensors to provide updates and enhancements, giving it less control over the quality and timeliness of updates and enhancements. If Changyou’s game players are not satisfied with the level of services they receive, they may choose to not play the games.

There are additional risks associated with Changyou’s licensing from overseas developers of online games that are successful only in particular overseas markets, because such games may not be successful in the China market and other markets if Changyou is not able to successfully customize the games to adapt to differences in culture and user preferences in the China market and other markets.

Changyou receives relatively lower profits from the operation of online games that it licenses from or jointly develops with third-party developers.

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

Changyou faces significant risks and incurs substantial costs when it licenses its games to, or jointly operates them with, third-party operators, and Changyou faces additional risks and costs when it directly operates its games or licenses its games to, or jointly operates its games with, third-party operators in overseas markets.

Changyou currently, and expects to continue to, exclusively license to, or jointly operate with, third-party operators some of its games, including an increasing number of its mobile games, in markets that Changyou selects, including overseas markets. Changyou faces significant risks associated with the licensing or joint operation of Changyou’s games, including:

•	difficulties in identifying appropriate markets;

•	difficulties in identifying, negotiating and maintaining good relationships with licensees or joint operators who are knowledgeable about, and can effectively operate Changyou’s games in, particular markets;

•	difficulties in maintaining Changyou’s reputation and the reputation of its games when its games are operated by licensees or joint operators pursuant to their own standards; and

•	difficulties in protecting Changyou’s intellectual property.

Changyou currently licenses and operates, and expects to continue to expand the licensing and operation of, some of its existing and future games, either directly or jointly with third-party operators, in selected overseas markets. Additional risks associated with the licensing or direct or joint operation of Changyou’s games overseas include:

•	difficulties and significant costs in protecting Changyou’s intellectual property in overseas markets;

•	difficulties in retaining and maintaining local management and key development and technical personnel who are experienced and knowledgeable about, and can effectively operate Changyou’s games in, particular markets;

•	uncertainties relating to Changyou’s ability to develop its games and/or expansion packs catering to particular overseas markets;

•	uncertainties relating to Changyou’s ability to renew its license and joint operation agreements with licensees and joint operators upon their expiration;

•	for Changyou’s direct operation of its games overseas, interruptions in the operation of the games due to cross-border Internet connections or other system failures;

•	significant costs for translation of its games into the local languages of, or customization of its games for, the overseas markets in which Changyou plans to license or jointly operate its games;

•	limited choices of third-party Internet platforms to distribute Changyou’s mobile games in certain overseas markets;

•	significant marketing costs to promote Changyou’s games in certain overseas markets where third-party Internet platforms do not include marketing services as part of the revenue-sharing arrangements;

•	different game player preferences in certain overseas markets;

•	difficulties and significant costs relating to compliance with the different legal requirements and commercial terms, such as game export regulatory procedures, taxes and other restrictions and expenses, in the overseas markets in which Changyou licenses or directly or jointly operates its games;

•	exposure to different regulatory systems governing the protection of intellectual property and the regulation of online games, the Internet and the export of technology;

•	costs for compliance with different legal requirements and commercial terms in overseas markets;

•	difficulties in verifying revenues generated from Changyou’s games by its licensees for purposes of determining royalties payable to Changyou;

•	difficulties and delays in contract enforcement and collection of receivables through the use of foreign legal systems;

•	changes in the political, regulatory or economic conditions, or public policy, affecting online games in particular foreign countries or regions;

•	the risk that regulatory authorities in foreign countries or administrative regions may impose withholding taxes, or place restrictions on repatriation of Changyou’s profits; and

•	fluctuations in currency exchange rates.

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

Changyou depends on purchases and continual consumption of virtual items by its game players to generate revenues, which in turn depend on the continued attractiveness of its games to the game players and their satisfactory game-playing experience. Various issues could arise that would cause its games to be less attractive to its game players or could limit the continued attractiveness of its games. For example:

•	Changyou may fail to provide game updates, expansion packs and other enhancements in a timely manner due to technological or resource limitations, resources or other factors;

•	Changyou’s game updates, expansion packs and new versions may contain programming errors, and their installation may create other unforeseen issues that adversely affect the game-playing experience;

•	Changyou may fail to timely respond and/or resolve complaints from its game players;

•	Changyou may fail to eliminate computer “bots” which can disrupt its games’ smooth operation and reduce the attractiveness of its games; and

•	Changyou’s game updates, expansion packs and other enhancements may change rules or other aspects of its games that its game players do not welcome, resulting in a reduction in the active accounts or active paying accounts of its online games.

Changyou’s failure to address these issues could adversely affect the game-playing experience of its game players, damage the reputation of its games, shorten the lifespans of its games, and result in the loss of game players and a decrease in its revenues.

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

All of Changyou’s games, including PC games and mobile games, are operated under the item-based revenue model. Under this revenue model, Changyou’s game players are able to play the games for free, but are charged for the purchase of virtual items in the games. The item-based revenue model requires Changyou to design games that not only attract game players to spend more time playing, but also encourage them to purchase virtual items. The sale of virtual items requires Changyou to track closely consumer tastes and preferences, especially as to in-game consumption patterns. If Changyou fails to design and price virtual items so as to incentivize game players to purchase them, Changyou may not be able to effectively translate its game player base and their playing time into revenues. In addition, the item-based revenue model may cause additional concerns with PRC regulators who have been implementing regulations designed to reduce the amount of time that Chinese youths spend on online games and intended to limit the total amount of virtual currency issued by online game operators and the amount purchased by individual game players. A revenue model that does not charge for time played may be viewed by the PRC regulators as inconsistent with these goals. The item-based revenue model may not continue to be commercially successful and in the future Changyou may need to change its revenue model to a time-based or other revenue model. Any change in revenue model could result in disruption of Changyou’s game operations, a decrease in the number of its game players and a decline in its revenues.

Undetected programming errors or defects in Changyou’s games could harm its reputation and adversely affect its results of operations; and breaches in the security of Changyou’s server network could cause disruptions in its service, facilitate piracy of its intellectual property, or compromise confidential information of its game players.

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

Changyou stores on its servers and transmits over the Internet considerable and continually increasing amounts of data, much of which is essential to the operation of its business or is highly confidential information concerning its business and its game players. In addition, the expansion of Changyou’s business to include mobile games and its need to comply with PRC regulations requiring real-name registration of its game players are likely to cause the amount of personal data concerning its game players that is transmitted over its networks to increase over time. Any breaches of Changyou’s network by hackers could cause severe disruptions in its service, allow piracy of the source code used in the operation of its games and allow pirated versions of its games to enter the marketplace, or result in the release of confidential personal or financial information of its game players, any of which could have an adverse impact on Changyou’s business, its revenues, and its reputation among game players. In order to minimize the likelihood of such breaches as Changyou’s business expands and the amount of confidential and sensitive data increases, we expect that Changyou will need to expend considerable resources to maintain and enhance the effectiveness of its security systems.

Rapid technological changes may increase Changyou’s game development costs.

Technological development in online game industry is evolving rapidly, so Changyou needs to anticipate new technologies and evaluate their possible market acceptance. For example, the use of VR technology has become prevalent in the industry, and an increasing number of game players hope to have VR included in online games that they access. Changyou has begun investing, and expects to continue to invest in the future, resources to develop VR technology and online games using VR technology. However, Changyou is not aware of any proven business or monetization model for online games using VR technology, and playing online games with VR technology generally requires devices with particularly high-level technical specifications, which may limit the number of players. If online games using VR technology that Changyou develops and launches are not well received by game players, Changyou may not be able to recoup its related development costs. In addition, government authorities or industry organizations may adopt new technical standards that apply to game development. Any new technologies and new standards may require increases in expenditures for PC game and mobile game development and operations and continuing professional training of Changyou’s development and technical personnel, and Changyou will need to adapt its business and prepare its workforce to cope with the changes and support these new services to be successful. If Changyou falls behind in adopting new technologies or standards, its existing games may lose popularity, and its newly developed games may not be well received in the marketplace.

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

Changyou relies on the spending of its game players, which in turn depends on the players’ level of disposable income, perceived future earnings capabilities and willingness to spend. The real estate market in the PRC and the level of exports from the PRC have both experienced significant declines recently and, according to the National Bureau of Statistics of China, the growth rate of China’s gross domestic product, compared to that of the previous year, went from 7.5% in 2012, to 7.7% in 2013, to 7.4% in 2014, to 6.9% in 2015, and to 6.7% in 2016. Such growth may also slow in the future, which could in turn result in a reduction in spending by Changyou’s game players.

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

Risks Related to the Platform Channel Business

Notwithstanding Changyou’s significant investment in its platform channel business, Changyou was unable to successfully monetize it beyond the operation of the 17173.com Website, and Changyou was not able to recoup all of its investment. Changyou may have similar adverse experiences with future investments.

During 2013 and 2014 Changyou made significant investments in acquiring assets and marketing, including both domestic and overseas marketing, and spent considerable sums to increase its staffing levels, with the goal of expanding and promoting its platform channel business beyond the operation of the 17173.com Website. However, Changyou did not generate meaningful revenues from such additions to its platform channel business as its efforts to monetize those products and services were not successful, and does not expect to be able to make its platform channel business apart from the 17173.com Website profitable or to recoup the investments it made in assets, marketing and staffing for the platform channel business. For example, after Changyou’s acquisition of a majority interest in MoboTap, Changyou’s management concluded that the Dolphin Browser operated by MoboTap would not be able to provide expected synergies with Changyou’s platform channel business, and Changyou recognized substantial impairment charges as a result. Also see “Changyou’s previous and any future acquisitions and/or strategic alliances may have an adverse effect on its ability to manage its business and may also result in impairment charges.”

Online advertising revenues from the 17173.com Website could fail to grow, or could decline further, as a result of the shift from PC games to mobile games in the online game market and uncertainties in the online advertising market.

Changyou’s online advertising revenues of $39.4 million for the year ended December 31, 2016, which were mainly derived from the operation of the 17173.com Website, represented 7.6% of Changyou’s total revenues for the year, and represented a decline of $18.4 million, or 32%, from its online advertising revenues for the year ended December 31, 2015. Changyou’s ability to avoid further declines in, or grow, its online advertising revenues may be adversely affected by any of the following risk factors:

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

Changyou relies on advertising agencies to sell online advertising services on the 17173.com Website. If current trends of consolidation of advertising agencies in the Chinese market continue, the bargaining power of the large advertising agencies resulting from such consolidation may permit them to require that Changyou pay higher sales rebates, which would adversely affect Changyou’s online advertising revenues.

Most of the online advertising services of the 17173.com Website are distributed by, and most of the online advertising revenues of the 17173.com Website are derived from, advertising agencies. For example, in 2016 Changyou engaged six advertising agencies, which contributed approximately 98% of the online advertising revenues of the 17173.com Website. In consideration for these agencies’ services, Changyou is required to pay certain percentages of revenues as sales rebates. If the online advertising market is consolidated and effectively controlled by a small number of large advertising agencies, such advertising agencies may be in a position to demand higher sales rebates based on increased bargaining power, which could negatively affect Changyou’s online advertising growth, as Changyou books its online advertising revenue net of its sales rebates to advertising agencies.

Risks Related to the Cinema Advertising Business

There are uncertainties regarding the future growth of the cinema advertising industry in China.

Changyou’s cinema adverting business experienced strong growth in 2016 and has benefited from robust growth in China’s cinema and movie industry in recent years. If the recent growth in China’s cinema and movie industry slows or the industry declines in the future, pre-film advertising slots are likely to become less attractive to advertisers, which would have an adverse effect on Changyou’s cinema advertising business. In addition, advertisers are increasingly turning to new advertising formats, such as video streaming, as Internet technology develops. If pre-film advertising becomes less attractive to advertisers than such new formats, Changyou’s cinema business will be adversely affected. Moreover, the growth of Changyou’s cinema advertising business in recent years placed strain on its management personnel, systems and resources. Changyou may not be able to efficiently or effectively implement its growth strategies and manage the growth of its cinema advertising business, and any failure to do so may limit its future growth and hamper its overall business strategy.

Changyou may not be able to successfully manage its growth in the highly competitive cinema advertising market.

Changyou faces intense competition for the acquisition of the rights to and placement of pre-film advertising slots. See “Changyou’s business may not succeed in a highly competitive market.” Changyou may not be able to effectively compete with its competitors in developing, maintaining or expanding the types of cooperative relationships with operators of movie theaters that will permit it to maintain its existing rights or to obtain additional rights to pre-film advertisement slots at reasonable prices, on the one hand, and in attracting advertisers that will place their advertisements in the pre-film advertisement slots that it offers, on the other hand, as Changyou’s competitors may have greater financial resources, greater brand recognition among operators of movie theaters and advertisers and more capable and effective management, sales and marketing forces and strategies than it does, which would have an adverse impact on the prospect for growth of its cinema advertising business.

Changyou faces risks related to its purchase of pre-film advertising slots.

In order for Changyou to compete effectively in its desired markets, Changyou must continue to build and maintain a competitive reserve of pre-film advertisement slots in those markets and has incurred, and expects to continue to incur, significant upfront costs to acquire the pre-film advertising rights for such pre-film advertising slots under long-term contracts, typically with one to three year terms, with operators of various movie theaters, which has placed, and will continue to place, constraints on its cash flow. There is a risk that Changyou will lose those upfront acquisition costs, because Changyou is not able to generate corresponding revenues and begin to recoup the costs until it has both entered into contracts with advertisers for the pre-film advertising slots that it has acquired and displayed the advertiser’s advertisements in those slots. Such delay in generating corresponding revenues may also place constraints on the cash flow available to Changyou for maintaining and expanding its cinema advertising business. Moreover, Changyou may be forced to make additional payments to operators of popular movie theaters in certain regional markets that are particularly competitive if the average market prices for pre-film advertisement slots in such markets increase significantly during the contract period and the operators threaten to terminate their contracts with Changyou in order to enter into more profitable contracts with its competitors.

Changyou may not be able to maintain or expand the revenues that it receives from cinema advertising services.

Changyou’s cinema advertising business generates revenues through contracts that it enters into with advertisers to place their advertisements in the pre-film advertising slots that Changyou has purchased from operators of movie theaters. If Changyou is unable to sell to advertisers a large enough portion of the pre-film advertising slots, it may not be able to recoup its upfront payments and additional committed payments under the contracts with the operators of the movie theaters. Any failure by Changyou to develop, maintain or expand cooperative relationships with advertisers could cause its cinema advertising revenues to decrease.

Risks Related to Changyou’s Corporate Structure and Corporate Governance.

If the PRC government determines that the VIE structure for operating Changyou’s business does not comply with applicable PRC government restrictions on foreign investment in telecommunication industry, it could face severe penalties.

Various regulations in China currently restrict foreign-invested entities from engaging in value-added telecommunication services, which are defined by PRC authorities to include operating online games and providing platform channel services. Because of these restrictions, Changyou operates certain aspects of its game business and platform channel business in the PRC through its principal VIEs, which are not owned of record by it and include Beijing Gamease Age Digital Technology Co., Ltd., or Gamease; Beijing Guanyou Gamespace Digital Technology Co., Ltd., or Guanyou Gamespace; Baina (Wuhan) Information Technology Co., Ltd., or Wuhan Baina Information; and Shanghai ICE Information Technology Co., Ltd., or Shanghai ICE, which is a wholly-owned subsidiary of Gamease. Each of the nominee shareholders of Gamease, Guanyou Gamespace and Wuhan Baina Information is either a PRC citizen or a PRC company. Through a series of contractual arrangements, Changyou’s VIEs are effectively controlled by its wholly-owned subsidiaries in China.

The Ministry of Industry and Information Technology, or MIIT, issued a circular in 2006 that emphasizes restrictions on foreign investment in value-added telecommunications businesses. In addition, a notice jointly issued in 2009 by the State Administration of Press, Publication, Radio, Film and Television, or the SAPPRFT, the National Copyright Administration, and the National Office of Combating Pornography and Illegal Publications states that foreign investors are not permitted to invest in online game operating businesses in China or to exercise control over or participate in the operation of such businesses through indirect means. Due to a lack of interpretative materials from the relevant PRC authorities, there are uncertainties regarding whether PRC authorities would consider Changyou’s corporate structure and contractual arrangements to be a kind of foreign investment in value-added telecommunications services or online game operation businesses. While Changyou is not aware of any online game companies that use the same or similar contractual arrangements as Changyou’s having been penalized or ordered to terminate operations by PRC authorities claiming that the arrangements constituted foreign investment in value-added telecommunication services or a kind of control over or participation in the operation of online game operating businesses through indirect means, it is unclear whether and how the various regulations of the PRC authorities might be interpreted or implemented in the future.

Further, on January 19, 2015, the Ministry of Commerce, or the MOFCOM, released on its Website for public comment a draft foreign investment law of the PRC, or the Draft FIL, that appears to include VIEs within the scope of entities that could be considered to be foreign invested enterprises, or FIEs, that would be subject to restrictions under existing PRC law on foreign investment in certain categories of industry. Specifically, the Draft FIL introduces the concept of “actual control” for determining whether an entity is considered to be an FIE. In addition to control through direct or indirect ownership or equity, the Draft FIL includes control through contractual arrangements within the definition of “actual control.” If the Draft FIL is passed by the People’s Congress of the PRC and goes into effect in its current form, these provisions regarding control through contractual arrangements could be construed to reach Changyou’s VIE arrangements, and as a result Changyou’s VIEs could become explicitly subject to the current restrictions on foreign investment in certain categories of industry. The Draft FIL includes provisions that would exempt from the definition of foreign invested enterprises entities where the ultimate controlling shareholders are either entities organized under PRC law or individuals who are PRC citizens. The Draft FIL does not make clear how “control” would be determined for such purpose, and is silent as to what type of enforcement action might be taken against existing VIEs, such as Changyou’s, that operate in restricted industries and are not controlled by entities organized under PRC law or individuals who are PRC citizens.

In addition, under the Notice of the General Office of the State Council on Establishing the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or Circular No. 6, promulgated by the State Council of the PRC, or the State Council, on February 3, 2011 and the Rules of Ministry of Commerce on Implementation of Security Review System of Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the MOFCOM Security Review Rules, promulgated by the MOFCOM in August, 2011 to implement Circular No. 6, a security review is required for mergers and acquisitions by foreign investors having “national defense and security” concerns and mergers and acquisitions by which foreign investors may acquire “de facto control” of domestic enterprises with “national security” concerns and prohibit foreign investors from bypassing the security review requirement by structuring transactions through proxies, trusts, indirect investments, leases, loans, control through contractual arrangements or offshore transactions. As there is no explicit provision or official interpretation stating that the business of MoboTap falls into the scope subject to security review, Changyou did not submit for security review its acquisition of a majority interest in MoboTap. However, these national security review-related regulations are relatively new and there is a lack of clear statutory interpretation regarding the implementation of the rules, and PRC authorities may interpret these regulations to mean that the transaction should have been submitted for review. For a discussion of these PRC national security review requirements and media reports, see “Specific Regulations - Miscellaneous - Regulation of M&A and Overseas Listings”.

If Changyou was found to be in violation of any existing or future PRC law or regulations relating to foreign ownership of value-added telecommunications businesses, including the Draft FIL if it becomes effective, and security reviews of foreign investments in such businesses, including online games businesses, regulatory authorities with jurisdiction over the operation of Changyou’s business would have broad discretion in dealing with such a violation, including levying fines, confiscating Changyou’s income, revoking the business or operating licenses of PRC subsidiaries and/or VIEs, requiring it to restructure its ownership structure or operations, requiring it to discontinue or divest ourselves of all or any portion of its operations or assets, restricting its right to collect revenues, blocking its Websites, or imposing additional conditions or requirements with which it may not be able to comply. Any of these actions could cause significant disruption to Changyou’s business operations and have an adverse impact on its business, financial condition and results of operations. Further, if changes were required to be made to its ownership structure, Changyou’s ability to consolidate its VIEs could be adversely affected.

For a detailed discussion of PRC regulations, notices and circulars with respect to such restrictions, see “PRC Regulation—Regulation of Value-Added Telecommunication Services,” “PRC Regulation—Regulation of Foreign Direct Investment in Value-Added Telecommunications Companies,” and “PRC Regulation—Regulation of Online Games Services” and “PRC Regulation—Regulation of the Provision of Internet Content— Online Cultural Products”.

Changyou’s contractual arrangements with its VIEs and their shareholders may not be as effective in providing control over Changyou’s VIEs as direct ownership of the VIEs and the shareholders of its VIEs may have conflicts of interest with it or with each other.

Changyou has no ownership interest in its principal VIEs Gamease, Guanyou Gamespace, Shanghai ICE, and Wuhan Baina Information and it conducts most of its operations and generates substantially all of its revenues through contractual arrangements that its indirect subsidiaries Beijing AmazGame Age Internet Technology Co., Ltd., or AmazGame, Beijing Changyou Gamespace Software Technology Co., Ltd., or Gamespace, and Baina Zhiyuan (Beijing) Technology Co., Ltd., or Beijing Baina Technology, entered into with Gamease, Guanyou Gamespace, and Wuhan Baina Information, respectively, and their shareholders. Such contractual arrangements are designed to provide Changyou with effective control over Gamease, Guanyou Gamespace, Shanghai ICE and Wuhan Baina Information. Changyou depends on Gamease, Guanyou Gamespace, Shanghai ICE and Wuhan Baina Information, directly or through their subsidiaries, to hold and maintain certain licenses and permits necessary and material for its online game business and for its operation of the 17173.com Website and the Dolphin Browser. Gamease, Guanyou Gamespace, Shanghai ICE, and Wuhan Baina Information, directly or through their subsidiaries, collectively own all of the key necessary intellectual property, facilities and other assets relating to the operation of Changyou’s online games, the 17173.com Website and the Dolphin Browser that are not owned directly by its subsidiaries, and employ personnel for the operation and distribution of its online games, the 17173.com Website and the Dolphin Browser that are not employed directly by its subsidiaries.

These contractual arrangements may not be as effective in providing Changyou with control over Gamease, Guanyou Gamespace, Shanghai ICE and Wuhan Baina Information as direct ownership. For example, if Changyou had direct ownership of Gamease, Guanyou Gamespace, Shanghai ICE and Wuhan Baina Information, it would be able to exercise its rights as a shareholder to effect changes in their boards of directors, which in turn could effect changes at the management level. Due to Changyou’s VIE structure, it has to rely on contractual rights to effect control and management of Gamease, Guanyou Gamespace, Shanghai ICE and Wuhan Baina Information, which exposes it to the risk of potential breach of contract by the shareholders of Gamease, Guanyou Gamespace and Wuhan Baina Information. In addition, as each of Gamease, Guanyou Gamespace and Wuhan Baina Information is owned by its respective shareholders, it may be difficult for Changyou to change its corporate structure if such shareholders refuse to cooperate with it. Furthermore, if the shareholders of any of Changyou’s principal VIEs were involved in proceedings that had an adverse impact on their shareholder interests in such VIE or on Changyou’s ability to enforce relevant contracts related to the VIE structure, its business would be adversely affected.

The shareholders of Gamease, Guanyou Gamespace and Wuhan Baina Information may breach, or cause Gamease, Guanyou Gamespace or Wuhan Baina Information to breach, the VIE contracts for a number of reasons. For example, their interests as shareholders of these companies and the interests of Changyou may conflict and it may fail to resolve such conflicts; the shareholders may believe that breaching the contracts will lead to greater economic benefit for them; or the shareholders may otherwise act in bad faith. If any of the foregoing were to happen, Changyou might have to rely on legal or arbitral proceedings to enforce its contractual rights. In addition, disputes may arise among the shareholders of any of Changyou’s principal VIEs with respect to their ownership of such VIE which could lead them to breach their agreements with it. Such arbitral and legal proceedings and disputes may cost Changyou substantial financial and other resources, and result in disruption of its business, and the outcome might not be in Changyou’s favor. For example, a PRC court or arbitration panel could conclude that Changyou’s VIE contracts violate PRC law or are otherwise unenforceable. If the contractual arrangements with any of Changyou’s principal VIEs were found by PRC authorities with appropriate jurisdiction to be unenforceable, Changyou could lose its ability to consolidate such VIE’s results of operations, assets and liabilities in its consolidated financial statements and/or to transfer the revenues of such VIE to its corresponding PRC subsidiary. In addition, such a finding of unenforceability by PRC authorities could cause more than 75% of its gross income or more than 50% of its assets to be passive in the year that this finding was made or in subsequent years, which, in a given year during which Changyou otherwise did not expect to be classified as a passive foreign investment company, or PFIC, for United States federal income tax purposes, could cause Changyou to be classified as a PFIC.

Under the contractual arrangements with Changyou’s principal VIEs and their shareholders, no shareholder or group of shareholders of any of its principal VIEs has the ability to unilaterally terminate any of the agreements between the VIEs in which they hold shares and its corresponding PRC subsidiary. However, (i) the shareholders of Gamease and Guanyou Gamespace have a termination right under the loan agreements if Changyou’s corresponding PRC subsidiary engages in gross negligence, fraud or other material illegal actions or if its corresponding PRC subsidiary’s existence is terminated as a result of bankruptcy, dissolution, or legal process by government authorities and (ii) the shareholders of Changyou’s principal VIEs, other than Wuhan Baina Information, have a termination right under the equity purchase right agreements if the corresponding VIE’s existence is terminated as a result of bankruptcy, dissolution, or legal process by government authorities.

In addition, as all of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through either arbitration or litigation in the PRC, they would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. Changyou would have to rely for enforcement on legal remedies under PRC law, including specific performance, injunctive relief or damages, which might not be effective. For example, if Changyou sought to enforce the equity interest purchase right agreements for the transfer of equity interests in any of its principal VIEs, if the transferee was a foreign company the transfer would be subject to approval by governmental authorities such as the MIIT and the MOFCOM, and the transferee would be required to comply with various requirements, including qualification and maximum foreign shareholding percentage requirements. As these governmental authorities have wide discretion in granting such approvals, Changyou could fail to obtain such approval. In addition, Changyou’s VIE contracts might not be enforceable in China if PRC governmental authorities or courts or arbitral tribunals took the view that such contracts contravened PRC law or were otherwise not enforceable for public policy reasons.

Furthermore, the legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could further limit Changyou’s ability to enforce these contractual arrangements. In the event Changyou was unable to enforce these contractual arrangements, it would not be able to exert effective control over Gamease, Guanyou Gamespace, Shanghai ICE and Wuhan Baina Information, and its ability to conduct its business, and its financial condition and results of operations, would be severely adversely affected.

Changyou’s contractual arrangements with its principal VIEs may result in adverse tax consequences to it.

Under PRC law and regulations, arrangements and transactions among related parties may be subject to audit or challenge by PRC tax authorities. Changyou could face adverse tax consequences if PRC tax authorities determined that its contractual arrangements with any of Gamease, Guanyou Gamespace or Wuhan Baina Information were not made on an arm’s length basis and such PRC tax authorities adjusted Changyou’s income and expenses for PRC tax purposes in the form of a transfer pricing adjustment. A transfer pricing adjustment could result in a reduction, for PRC tax purposes, of adjustments recorded by any of its principal VIEs, which could adversely affect Changyou by (i) increasing the tax liability of such VIE without reducing the tax liability of Changyou’s corresponding PRC subsidiary, which could further result in interest and penalties being levied on Changyou for underpaid taxes or (ii) limiting such VIE’s ability to maintain preferential tax treatments and other financial incentives. In addition, if for any reason Changyou needed to cause the transfer of any of the shareholders’ shares in any of its VIEs to a different nominee shareholder (such as if, for example, one of such shareholders is no longer employed by it), Changyou might be required to pay individual income tax, on behalf of the transferring shareholder, on any gain deemed to have been realized by such shareholder on such transfer.

Changyou may lose the ability to use and enjoy assets held by any of its principal VIEs that are important to the operation of its business if such VIE declares bankruptcy or becomes subject to a dissolution or liquidation proceeding.

Each of Changyou’s VIEs holds assets that are critical to Changyou’s business operations, such as its core intellectual property, licenses and permits, and/or joint operation agreements relating to its games and game operations. Although the equity interest purchase right agreements among Changyou’s wholly foreign-owned entities, or WFOEs, its VIEs and the shareholders of its VIEs contain terms that specifically obligate the shareholders of its VIEs to ensure the valid existence of its VIEs, in the event the shareholders breached this obligation and voluntarily liquidated Changyou’s VIEs, or if any of Changyou’s VIEs declared bankruptcy and all or part of such VIE’s assets became subject to liens or rights of third-party creditors, Changyou might be unable to continue some or all of its business operations. Furthermore, if any of Changyou’s VIEs were to undergo a voluntary or involuntary liquidation proceeding, such VIE’s shareholders or unrelated third-party creditors might claim rights to some or all of such VIE’s assets and their rights could be senior to Changyou’s rights under the VIE contracts, thereby hindering Changyou’s ability to operate its business.

Nearly all of Changyou’s revenues are generated through its principal VIEs Gamease, Guanyou Gamespace, Shanghai ICE and Wuhan Baina Information, and Changyou relies on payments made by these entities to its subsidiaries AmazGame, Gamespace and Beijing Baina Technology, respectively, pursuant to contractual arrangements requiring the transfer of any such revenues to these subsidiaries. Any restriction on such payments and any increase in the amount of PRC taxes applicable to such payments may adversely affect Changyou’s business and its ability to pay dividends to its shareholders, including us.

Changyou conducts nearly all of its operations through its principal VIEs Gamease, Guanyou Gamespace, Shanghai ICE and Wuhan Baina Information, which generate nearly all of its revenues. As Changyou’s VIEs are not owned by its subsidiaries, they are not able to make dividend payments to Changyou’s subsidiaries. Instead, Changyou’s China subsidiaries AmazGame, Gamespace and Beijing Baina Technology are parties to a number of contracts with their corresponding VIEs, pursuant to which the VIE pays the PRC subsidiary for certain services that the PRC subsidiary provides to the VIE. However, depending on the nature of services provided, certain of these payments are subject to PRC taxes, including value-added tax, or VAT, which effectively reduce the amount that Changyou receives from the VIEs. The PRC government might impose restrictions on such payments or change the tax rates applicable to such payments. Any such restrictions on such payment or increases in the applicable tax rates could limit Changyou’s ability to receive payments from the VIEs or limit the amount of such payments, and could in turn adversely affect its business, its net income and its ability to pay dividends to its shareholders, including us.

Risks Related to Doing Business in China

Adverse changes in political and economic policies of the PRC government could have a material and adverse effect on the overall economic growth of China, which could reduce the demand for Changyou’s products.

Most of Changyou’s business operations are conducted in China and most of its revenues are generated in China. Accordingly, its business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including the amount of government involvement, the level of development, the growth rate, the control of foreign exchange, and the allocation of resources.

While the Chinese economy has grown significantly in the past 35 years, the growth has been uneven geographically among various sectors of the economy, and during different periods. The Chinese economy may not continue to grow, and if there is growth, such growth may not be steady and uniform; if there is a slowdown, such a slowdown may have a negative effect on Changyou’s business. The Chinese economy experienced high inflation in 2010 and 2011, and to curb the accelerating inflation the PBOC, China’s central bank, raised benchmark interest rates three times in 2011. Partly as a result of these measures, the real estate market in the PRC experienced significant declines in those years. The level of exports from the PRC also declined significantly recently. According to the National Bureau of Statistics of China, the growth rate of China’s gross domestic product, compared to that of the same period in the previous year, slowed from 7.5% in 2012, to 7.7% in 2013, to 7.4% in 2014, to 6.9% in 2015, and to 6.7% in 2016. Various macroeconomic measures and monetary policies adopted by the PRC government to guide economic growth and manage inflation and the allocation of resources may not be effective in sustaining the growth rate of the Chinese economy. In addition, such measures, even if they benefit the overall Chinese economy in the long run, may have an adverse effect on Changyou if they reduce the disposable income of its game players or if they cause its advertising clients to reduce their spending for Changyou’s online advertising services on the 17173.com Website.

Uncertainties with respect to the Chinese legal system could have a material adverse effect on it.

Changyou conducts most of its operations in China through its principal PRC WFOEs AmazGame, Gamespace and Beijing Baina Technology, and its principal VIEs Gamease, Guanyou Gamespace, Shanghai ICE and Wuhan Baina Information. Changyou’s PRC subsidiaries are generally subject to laws and regulations applicable to foreign investment in China and, in particular, laws applicable to WFOEs. Changyou’s VIEs are generally subject to laws applicable to domestic companies in China. The PRC legal system is based on written statutes and regulations. Prior court decisions may be cited for reference but have limited precedential value. The PRC legal system continues to rapidly evolve, the interpretations of laws and regulations are not always uniform and enforcement of laws and regulations involves uncertainties. We cannot predict the effect of future developments in the PRC legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, the preemption of local regulations by national laws, or the overturning of a local government’s decisions by a higher level of government. These uncertainties may limit legal protections available to it. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. For example, on December 1, 2016, the MOC issued a Notice of Ministry of Culture on Regulating Online Game Operation Strengthening Interim and Ex-post Supervision, or the Online Game Operation Notice, effective on May 1, 2017, which stipulates that game operators are prohibited from providing lucky draws or lotteries that are conducted on the condition that participants contribute cash or virtual currencies in exchange for virtual items and services; must timely publish the name, properties, description, amount and probability of winning for such lucky draws or lotteries on either the Website of the game or the Web page on which such lucky draws or lotteries are provided; and must require online game users to register their accounts using their real names, supported by valid identification. In order to comply with these requirements of the Online Game Operation Notice, Changyou will be required to spend more financial and human resources in designing new game content for lucky draws or lotteries and developing real-name registration and verification and data tracking, recording and publishing systems. These requirements in general, and the real-name registration requirement in particular, may cause a decrease in Changyou’s game players.

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

Under regulations issued by the Ministry of Culture, or MOC, commercial entities are required to apply to a local branch of the MOC for an Online Culture Operating Permit if they engage in the production, duplication, importation, release or broadcasting of Internet cultural products; the dissemination of online cultural products on the Internet or the transmission of such products via Internet or mobile phone networks to user terminals such as computers, phones, television sets and gaming consoles; the provision of Internet surfing service sites such as Internet cafés; or the holding or exhibition of contests related to Internet cultural products.

Many aspects of the existing regulations remain unclear. In addition, the PRC government may promulgate new laws or regulations at any time. If current or future laws or regulations regarding Internet-related activities are interpreted to be inconsistent with its ownership structure and/or its business operations, Changyou’s business could be severely impaired and it could be subject to severe penalties.

The SAPPRFT’s, the MOC’s, and other PRC authorities’ regulatory supervision of the online game industry may adversely affect Changyou’s online game operations.

The SAPPRFT has issued a series of regulations affecting the online game industry and providing guidance regarding online game operations. The SAPPRFT issued a notice in September 2009 stating that the SAPPRFT would be the only governmental agency with the authority to review and approve online games, including reviewing and approving the importation of online games from offshore copyright owners, and that all online game operators must obtain an Internet publishing license in order to operate online games and related services and obtain additional pre-approval from the SAPPRFT to make any changes to, or any new versions or expansion packs of, the originally approved online games. On May 24, 2016, the SAPPRFT issued a Notice of the SAPPRFT on Administration of Mobile Game Publishing Services, or the Mobile Game Notice, which became effective on July 1, 2016. The Mobile Game Notice provides that the content of mobile games is subject to review, and that mobile game publishers and operators must apply for publishing and authorization codes for the games. Under the Mobile Game Notice, significant upgrades and expansion packs for mobile games that have previously been approved for publishing may be regarded as new works, and the operators will be required to obtain approval for such upgrades and expansion packs before they are released. In the event of any failure to meet these license and approval requirements, an operator may face heavy penalties, such as being ordered to stop operation, or having its business license revoked. Changyou’s online game business may be adversely affected by these SAPPRFT notices, as the launch of online games, new versions, expansion packs and imported games might be delayed because of the approval required. Such delays may result in higher costs for Changyou’s online game operation and have an adverse effect on its game revenue.

The MOC also has issued regulations affecting the online game industry. For example, on June 3, 2010, the MOC issued the Interim Measures for Online Games Administration, or the Online Game Measures, which became effective on August 1, 2010. The Online Game Measures stipulate that the MOC has the power to review the content of all online games except online game publications that have been pre-approved by the SAPPRFT. However, the Online Game Measures do not clearly specify what constitutes “online game publication.” Furthermore, the Online Game Measures provide that all domestic online games must be filed with the MOC, while all imported online games are subject to a content review prior to their launch. If a substantial change (for example, any significant modification to a game’s storyline, language, tasks, or trading system) is made to an existing imported or domestic online game, it will be subject to a new content review. Changyou’s online game business may be adversely affected by the Online Game Measures. The Online Game Measures do not set forth any specific procedure for the required filing and content review procedures for online games and therefore may cause delay when Changyou tries to file or apply for content review with the MOC. For Changyou’s imported licensed games, the requirement for pre-approval by the MOC of any substantial change in Changyou’s games may cause delay in releasing its expansion packs of the games, which may result in higher costs for its online game operations and have an adverse effect on its game revenues. In addition, the Online Game Measures do not resolve certain inconsistencies and ambiguities resulting from pronouncements included in previous notices issued by the SAPPRFT and the MOC.

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

The online game industry in China is highly regulated by the PRC government. Various regulatory authorities of the PRC central government, such as the State Council, the MIIT, the SAPPRFT, the MOC and the Ministry of Public Security, or the MPS, have the power to issue and implement regulations governing various aspects of the online game industry.

Changyou is required to obtain applicable permits, approvals and registrations from, and make necessary filings with, different regulatory authorities in order to operate its online games. For example, as an online game operator in China, Changyou must obtain an ICP license from the MIIT, an Online Cultural Operating Permit from the MOC and an Internet publishing license from the SAPPRFT in order to distribute games through the Internet. Any online game Changyou operates needs to be approved by the SAPPRFT prior to its launch and filed with the MOC within 30 days after its launch. Once a new online game or any upgrade, expansion pack or new version of any existing game is launched, such new game or such upgrade, expansion pack or new version must be filed with the MOC and approval must be obtained from the SAPPRFT for online publication. If Changyou fails to maintain any of its permits, approvals or registrations, to make any necessary filings, or to apply for and obtain any new permits, approvals or registrations or make any new filings on a timely basis, Changyou may be subject to various penalties, including fines and a requirement that it discontinues or limits its operations.

As the online game industry is at an early stage of development in China, new law and regulations may be adopted from time to time to require additional licenses and permits other than those Changyou currently has, and address new issues that arise. In addition, substantial uncertainties exist regarding the interpretation and implementation of current and any future PRC law and regulations applicable to the online game industry. Furthermore, as mobile games are a relatively new type of online game, there are uncertainties relating to whether a game developer, such as Changyou, which provides mobile games to mobile device users, needs to obtain a separate operating license in addition to the ICP license that it has already obtained. For any mobile games Changyou launches, Changyou may be required to apply for a separate operating license for the mobile applications. Therefore, it may not be able to obtain timely, or at all, required licenses or any other new license required in the future, and it may be found to be in violation of current or future PRC law and regulations, which could impede its ability to conduct business.

Changyou operates some of its existing games, and plans to operate certain of its future games, with Internet authorization codes that it obtained through third-party electronic publishing entities. If the SAPPRFT challenges the commercial operation of any of Changyou’s games that are operated with Internet authorization codes obtained through third-party publishing entities, Changyou may be subject to various penalties, including restrictions on its operations.

Under regulations issued by the SAPPRFT and the MIIT, online game operators are required to have an Internet publishing license, and an authorization code obtained under such a license is required for each game in operation and publicly available in the PRC. Changyou publishes certain of its existing games with authorization codes obtained under Internet publishing licenses held by third parties. See “PRC Regulation—Regulation of Online Games Services” and “PRC Regulation—Regulation of the Provision of Internet Content— Online Cultural Products.” Current PRC regulations are not clear as to the consequence of obtaining authorization codes through the licenses of third-party entities. Changyou’s past and expected future practices might be challenged by the SAPPRFT, which could subject Changyou to various penalties, including fines, confiscation of publishing equipment and the revenues generated from the publishing activities, the revocation of its business license, or the forced discontinuation of or restrictions on its operations.

Restrictions on virtual currency may adversely affect Changyou’s online game revenues.

Changyou’s online game revenues are collected through the online sale of game points and sale of its prepaid cards, which are considered to be “virtual currency” as such term is defined in the Notice on Strengthening the Administration of Online Game Virtual Currency, or the Virtual Currency Notice, which was jointly issued by the MOC and the MOFCOM in 2009. PRC laws and regulations, including the Virtual Currency Notice, provide various restrictions on virtual currency and impose various requirements and obligations on online game operators with respect to the virtual currency used in their games, including that (i) the total amount of virtual currency issued by online game operators and the amount purchased by individual users in the PRC is subject to limits, and online game operators are required to report the total amount of their issued virtual currency on a quarterly basis and are prohibited from issuing disproportionate amounts of virtual currency in order to generate revenues; (ii) virtual currency may only be provided to users in exchange for payment in RMB and may only be used to pay for virtual goods and services of the issuer of the currency, and online game operators are required to keep transaction data records for no less than 180 days; (iii) online game operators are prohibited from providing lucky draws or lotteries that are conducted on the condition that participants contribute cash or virtual currency in exchange for game props or virtual currencies; (iv) online game operators are prohibited from providing virtual currency trading services to minors; and (v) companies involved with virtual currency in the PRC must be either issuers or trading platforms, and may not operate simultaneously as issuers and as trading platforms. On December 1, 2016, the MOC issued the Online Game Operation Notice, which will become effective on May 1, 2017. The Online Game Operation Notice stipulates that online game operators generally may not allow online game virtual currency to be exchanged for real currency or physical items. Changyou must tailor its business model carefully, including designing and operating its databases to maintain users’ information for the minimum required period, in order to comply with the requirements of current PRC laws and regulations, including the Virtual Currency Notice and the Online Game Operation Notice, in a manner that in many cases can be expected to result in relatively lower sales of its game coins and an adverse impact on its online game revenues.

Changyou’s business may be adversely affected by public opinion and governmental policies in China as well as in other jurisdictions where it operates its online games or licenses its online games to third parties.

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

In addition, the PRC State Administration of Taxation, or the SAT, has announced that it will tax game players on the income derived from the trading of virtual currencies at the rate of 20%. It is currently unclear how the tax will be collected or if there will be any effect on Changyou’s game players or its business, but collection of such a tax might discourage players who are interested in trading virtual currencies from playing its games, which could reduce its revenues.

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

In addition, the MIIT has published regulations that subject Internet content providers to potential liability for the actions of game players and others using their Websites, including liability for violations of PRC law prohibiting the dissemination of content deemed to be socially destabilizing. As these regulations are subject to interpretation by the relevant authorities, it is not possible for Changyou to determine in all cases the type of content that could result in liability for it as a developer and operator of online games, and as an operator of the 17173.com Website and the Dolphin Browser. In addition, Changyou may not be able to control or restrict the content of other Internet content providers linked to or accessible through its Websites, or content generated or placed on its Websites by its game players, despite its attempt to monitor such content. To the extent that regulatory authorities find any portion of its content objectionable, they may require Changyou to curtail its games, which may reduce its game player base, the amount of time its games are played or the purchases of virtual items.

Changyou may be subject to the PRC government’s ongoing crackdown on Internet pornographic content.

The PRC government has stringent restrictions on online pornographic information and has launched several crackdowns on Internet pornography. Regulations jointly issued by the MIIT and three other government authorities jointly provide for rewards of up to RMB10,000 to Internet users who report Websites that feature pornography, and the MIIT established a committee to review such reports to determine an appropriate award. Changyou has not, to date, received any penalty from the PRC government in this regard. However, it is possible that content considered pornographic or vulgar by PRC government agencies will appear in the future on Websites or games that it operates. In the event that Changyou is accused by the PRC government of hosting pornographic or vulgar content, its business and reputation could be adversely affected.

There are currently no laws or regulations in the PRC governing property rights with respect to virtual assets and therefore it is not clear what liabilities, if any, Changyou may have relating to the loss of virtual assets by its game players.

In the course of playing Changyou’s games, game players can acquire and accumulate virtual assets, such as game player experience, skills and weaponry. Such virtual assets can be highly valued by game players and in some cases are traded among game players for real money or assets. In practice, virtual assets can be lost for various reasons, such as data loss caused by delay of network service by a network crash, or by hacking activities. As there are currently no PRC laws or regulations governing property rights with respect to virtual assets, it is unclear who the legal owner of virtual assets is and whether the ownership of virtual assets is protected by law. In addition, it is unclear under PRC law and regulations whether an operator of online games such as Changyou would have any liability (whether in contract, tort or otherwise) for loss of such virtual assets by game players. Based on several judgments regarding the liabilities of online game operators for loss of virtual assets by game players, the courts have generally required the online game operators to provide well-developed security systems to protect such virtual assets owned by game players. In the event of a loss of virtual assets, Changyou may be sued by game players and may be held liable for damages.

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

These eight PRC government authorities subsequently promulgated additional regulations, including a Notice on Initializing the verification of Real-name Registration for Anti-Fatigue System on Internet Games, or the Real-name Registration Notice, to strengthen the implementation of the anti-fatigue system and real-name registration. The Real-name Registration Notice’s main focus is to prevent minors from using an adult’s identity to play Internet games and, accordingly, provides stringent punishment for online game operators for not implementing the anti-fatigue and real name registration measures properly and effectively. The most severe punishment contemplated by the Real-name Registration Notice is termination of the operation of the online game if it is found to be in violation of the Anti-Fatigue Notice, the Real-name Registration Notice or the circular entitled Implementation of Online Game Monitor System of the Guardians of Minors, or the Monitor System Circular. The Real-name Registration Notice increases Changyou’s operating risks, as it will be required to spend more resources on the real-name verification and anti-fatigue system, which will lead to an increase in its operating costs. In addition, the amount of time that minors will be able to spend playing online games such as Changyou’s will be further limited, which can be expected to lead to a reduction in its revenues. Furthermore, if it is found to be violating these regulations, Changyou may be required to suspend or discontinue its online game operations.

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

Changyou has entered into numerous contracts governed by PRC law, many of which are material to its business. As compared with contracts in the United States, contracts governed by PRC law tend to contain less detail and are not as comprehensive in defining contracting parties’ rights and obligations. As a result, contracts in China are more vulnerable to disputes and legal challenges. In addition, contract interpretation and enforcement in China are not as developed as in the United States, and the result of any contract dispute is subject to significant uncertainties. Therefore, Changyou may be subject to disputes under its contracts, and if such disputes arise, it may not prevail. Due to the materiality of certain contracts to Changyou’s business, such as its license agreements with Louis Cha regarding its rights to develop and operate TLBB, any dispute involving such contracts, even if without merit, may adversely affect Changyou’s reputation and its business operations.

SAFE Rules and regulations may limit Changyou’s ability to transfer funds it holds overseas to its subsidiaries and VIEs in the PRC, which may adversely affect its business.

On March 30, 2015, SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming the Administration of Foreign Exchange Settlement of Registered Capital of Foreign-invested Enterprises, or Circular 19, which allows foreign-invested enterprises generally to decide when to exchange into RMB their foreign exchange denominated paid-in capital, but only up to a maximum percentage specified by SAFE. The maximum percentage specified by SAFE is currently 100%, but SAFE may choose to adjust the permitted level at any time. The use of any such RMB funds by foreign-invested enterprises is also subject to review and approval by SAFE or local SAFE branches or designated banks. Circular 19 further provides that any such RMB funds of a foreign-invested enterprise may not be used for any purpose outside of the entity’s business scope or if such use would violate the laws and regulations of the PRC. For example, such RMB funds may not be used for the making of RMB-denominated entrusted loans that are not within the enterprise’s business scope, for the repayment of inter-enterprise loans (including third party advances), or for the purpose of relending to third parties RMB-denominated bank loans made to the enterprise. Circular 19 may limit Changyou’s ability to transfer foreign exchange-denominated funds that it holds overseas to its subsidiaries and VIEs in the PRC, which may adversely affect its business.

PRC law establishes complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for Changyou to make acquisitions in China.

Applicable PRC law and regulations, such as the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “M&A Rules”), which became effective on September 8, 2006 and were amended on June 22, 2009, the Anti-Monopoly Law, which became effective on August 1, 2008, the Notice on Establishing the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or Circular 6, promulgated by the General Office of the State Council and the MOFCOM Security Review Rules, mandate procedures and requirements, including requirements in some instances that the MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise, or that approval from the MOFCOM be obtained in circumstances where overseas companies established or controlled by PRC enterprises or residents acquire affiliated domestic companies, that can be expected to make merger and acquisition activities in China by foreign investors time-consuming and complex. PRC law also requires certain merger and acquisition transactions to be subject to a security review. The MOFCOM Security Review Rules, which became effective September 1, 2011, provide that, when deciding whether a specific merger or acquisition of a domestic enterprise by foreign investors is subject to a security review by the MOFCOM, the principle of substance over form should be applied, and foreign investors are prohibited from bypassing the security review requirement by structuring transactions through proxies, trusts, indirect investments, leases, loans, or control through contractual arrangements. Factors that the MOFCOM considers in its review are whether (i) an important industry is concerned, (ii) such transaction involves factors that have had or may have an impact on national economic security and (iii) such transaction will lead to a change in control of a domestic enterprise that holds a well-known PRC trademark or a time-honored PRC brand. If the business of any target company that it plans to acquire falls into the ambit of security review, Changyou may not be able to successfully acquire such company. Complying with the requirements of the relevant regulations to complete such transactions could be time-consuming, and any required approval process, including approval from the MOFCOM, may delay or inhibit Changyou’s ability to complete such transactions, which could affect its ability to expand its business.

Regulations relating to offshore investment activities by PRC residents may limit Changyou’s ability to acquire PRC companies and could adversely affect its business.

In July 2014, SAFE promulgated the Circular on Issues Concerning Foreign Exchange Administration Over Overseas Investment and Financing and Roundtrip Investment by Domestic Residents Via Special Purpose Vehicles, or Circular 37, which replaced Issues Concerning Foreign Exchange Control on Domestic Residents’ Corporate Financing and Roundtrip Investment through Offshore Special Purpose Vehicles, or Circular 75. Circular 37 requires PRC residents to register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, referred to in Circular 37 as a “special purpose vehicle,” for the purpose of holding domestic or offshore assets or interests. Circular 37 further requires amendment to a PRC resident’s registration in the event of any significant changes with respect to the special purpose vehicle, such as an increase or decrease in the capital contributed by PRC individuals, share transfer or exchange, merger, division or other material event. Under these regulations, PRC residents’ failure to comply with specified registration procedures may result in restrictions being imposed on the foreign exchange activities of the relevant PRC entity, including the payment of dividends and other distributions to its offshore parent, as well as restrictions on capital inflows from the offshore entity to the PRC entity, including restrictions on its ability to contribute additional capital to its PRC subsidiaries. Further, failure to comply with the SAFE registration requirements could result in penalties under PRC law for evasion of foreign exchange regulations.

Different local SAFE branches may have different views and procedures as to the interpretation and implementation of the SAFE regulations, and it may be difficult for Changyou’s ultimate shareholders or beneficial owners who are PRC residents to provide sufficient supporting documents required by the SAFE or to complete the required registration with the SAFE in a timely manner, or at all. Any failure by any of Changyou’s shareholders who is a PRC resident, or is controlled by a PRC resident, to comply with relevant requirements under these regulations could subject Changyou to fines or sanctions imposed by the PRC government, including restrictions on the ability of AmazGame and Gamespace to pay dividends or make distributions to Changyou and on its ability to increase its investment in AmazGame, Gamespace, or its VIEs.

Under Circular 37, if a non-listed special purpose vehicle uses its own equity or share options to grant equity incentive awards to directors, supervisors, members of senior management or employees directly employed by a domestic enterprise that is directly or indirectly controlled by such special purpose vehicle, or with which such employees have established employment relationships, any of such directors, supervisors, members of senior management or employees who is a PRC resident must, prior to exercising their rights, file an application with the SAFE for foreign exchange registration with respect to such special purpose vehicle. However, in practice, different local SAFE branches may have different views and procedures as to the interpretation and implementation of the SAFE regulations and, since Circular 37 was the first regulation to regulate the foreign exchange registration of a non-listed special purpose vehicle’s equity incentives granted to PRC residents, there remains uncertainty with respect to its implementation.

To fund any cash requirements it may have, Changyou may need to rely on dividends, loans or advances made by its principal PRC subsidiaries AmazGame, Gamespace and Beijing Baina Technology, which are subject to limitations and possible taxation under applicable PRC law.

Changyou may need to rely on dividends and other distributions on equity, or loans and advances, made by its PRC subsidiaries AmazGame, Gamespace and Beijing Baina Technology to fund any cash requirements Changyou may have, including the funds necessary to pay dividends and other cash distributions, if any, to its shareholders, including us, and to service any debt it may incur. The distribution of dividends and the making of loans and advances by entities organized in China are subject to limitations. Regulations in the PRC currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. AmazGame, Gamespace and Beijing Baina Technology are also required to set aside at least 10% of their after-tax profit based on PRC accounting standards each year to their general reserves until the cumulative amount of such reserves reaches 50% of the entities’ registered capital. These reserves are not distributable as cash dividends, loans or advances. AmazGame, Gamespace and Beijing Baina Technology may also allocate a portion of their after-tax profits, as determined by their boards of directors, to their staff welfare and bonus funds, which may not be distributed to it. In addition, if AmazGame, Gamespace or Beijing Baina Technology incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to it. Furthermore, under regulations of the State Administration of Foreign Exchange, or the SAFE, the RMB is not convertible into foreign currencies for capital account items, such as loans, repatriation of investments and investments outside of China, unless prior approval of the SAFE is obtained and prior registration with the SAFE is made, which could delay or prevent any transfers of funds from Changyou’s PRC subsidiaries to it.

In addition, there are uncertainties under the CIT Law with regard to the PRC withholding tax on dividends paid by AmazGame, Gamespace and Beijing Baina Technology to Changyou’s Hong Kong subsidiaries. See “Risk Factors—Risks related to Doing Business in China—There are significant uncertainties under the Corporate Income Tax Law of the PRC, or the CIT Law, regarding its PRC enterprise income tax liabilities, such as tax on dividends paid to it by its PRC subsidiaries. The CIT Law also contains uncertainties regarding possible PRC withholding tax on any dividends it pays to its overseas corporate shareholders and gains realized from the transfer of its shares by its overseas corporate shareholders.” Should such dividends be subject to PRC withholding tax or be subject to the usual CIT Law withholding tax rate of 10% rather than the preferential dividend withholding tax rate of 5% provided under the China-HK Tax Arrangement, the amount of cash available to Changyou for its cash needs, including for the payment of dividends to its shareholders, including us, would be reduced.

Furthermore, Changyou controls its principal VIEs Gamease, Guanyou Gamespace and Wuhan Baina Information through contractual arrangements rather than equity ownership. To the extent that there is any distributable profit in Gamease, Guanyou Gamespace or Wuhan Baina Information, it may be difficult for these entities to distribute such profit to AmazGame, Gamespace or Beijing Baina Technology, which may further limit the amount that these PRC subsidiaries can distribute to it.

As the special tax qualifications of certain of Changyou’s PRC subsidiaries and VIEs as “High and New Technology Enterprises,” “Software Enterprises” or “Key National Software Enterprises” expire, or if they are revoked, Changyou will have to pay additional taxes to make up any previously unpaid tax and will be subject to a higher tax rate.

The CIT Law generally imposes a uniform income tax rate of 25% on all enterprises, but grants preferential treatment to High and New Technology Enterprises (“HNTEs”), pursuant to which HNTEs are instead subject to an income tax rate of 15%, subject to a requirement that they re-apply for HNTE status every three years. During this three-year period, an HNTE must conduct a qualification self-review each year to ensure it meets the HNTE criteria, and will be subject to the regular 25% income tax rate for any year in which it does not meet the criteria. The CIT Law and its implementing regulations provide that a “Software Enterprise” is entitled to an income tax exemption for two years beginning with its first profitable year and a 50% reduction to a rate of 12.5% for the subsequent three years. An entity that qualifies as a “Key National Software Enterprise” (a “KNSE”) is entitled to a further reduced preferential income tax rate of 10%. An enterprise wishing to enjoy the status of a Software Enterprise or a KNSE must perform a self-assessment each year to ensure that it meets the relevant criteria for qualification. If at any time during the preferential tax treatment years an enterprise uses the preferential CIT rates but the relevant authorities determine that it failed to meet applicable criteria for qualification, the authorities may revoke the enterprise’s Software Enterprise or KNSE status, as applicable.

In addition, the CIT Law and its implementing regulations provide that “Software Enterprises” can enjoy an income tax exemption for two years beginning with their first profitable year and a 50% reduction to a rate of 12.5% for the subsequent three years. A number of Changyou’s PRC Subsidiaries and VIEs qualified for exemptions or rate reductions in 2014, 2015 and 2016.

There are uncertainties regarding future interpretation and implementation of the CIT Law and its implementing regulations. It is possible that the HNTE, Software Enterprise, and KNSE qualifications of Changyou’s operating entities currently qualified as such, or their entitlement to an income tax exemption, will be challenged by higher level tax authorities and be repealed, or that there will be future implementing regulations that are inconsistent with current interpretation of the CIT Law. Therefore, it is possible that the qualifications of one or more of Changyou’s PRC Subsidiaries or VIEs will be challenged in the future or that such companies will not be able to take any further actions, such as re-application for qualification, to enjoy such preferential tax treatments. If those operating entities cannot qualify for such income tax reductions, Changyou’s effective income tax rate will be increased significantly and it may have to pay additional income tax to make up the previously unpaid tax, which would reduce its net income.

There are significant uncertainties under the Corporate Income Tax Law of the PRC, or the CIT Law, regarding Changyou’s PRC enterprise income tax liabilities, such as tax on dividends paid to it by its PRC subsidiaries. The CIT Law also contains uncertainties regarding possible PRC withholding tax on any dividends Changyou pays to its overseas corporate shareholders and gains realized from the transfer of its shares by its overseas corporate shareholders.

Changyou is a holding company incorporated in the Cayman Islands which indirectly holds, through its Hong Kong subsidiaries, its equity interests in its subsidiaries in the PRC. Changyou’s business operations are principally conducted by its principal PRC subsidiaries and its principal VIEs. The CIT Law and its implementation rules provide that China-sourced income of foreign enterprises, such as dividends paid by a PRC subsidiary to its overseas parent, will normally be subject to PRC withholding tax at a rate of 10%, unless there are applicable tax treaties that reduce such rate. Under the Arrangement Between the PRC and the Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion with Respect to Taxes on Income and Capital, or the China-HK Tax Arrangement, the dividend withholding tax rate may be reduced to 5%, if a Hong Kong resident enterprise is considered a non-PRC tax resident enterprise and holds at least 25% of the equity interests in the PRC enterprise distributing the dividends, subject to approval of the PRC local tax authority. However, if the Hong Kong resident enterprise is not considered to be the beneficial owner of such dividends under applicable PRC tax regulations, such dividends may remain subject to withholding tax at a rate of 10%. On October 27, 2009, the SAT, issued a Notice on How to Understand and Determine the Beneficial Owners in Tax Agreement, or Circular 601, which provides guidance on determining whether an enterprise is a “beneficial owner” under China’s tax treaties and tax arrangements. Circular 601 provides that, in order to be a beneficial owner, an entity generally must be engaged in substantive business activities, and that a company that is set up for the purpose of avoiding or reducing taxes or transferring or accumulating profits will not be regarded as a beneficial owner and will not qualify for treaty benefits such as preferential dividend withholding tax rates. If any of Changyou’s Hong Kong subsidiaries is, in the light of Circular 601, determined by the SAT to be a non-beneficial owner for purposes of the China-HK Tax Arrangement, any dividends paid to it by any of Changyou’s PRC subsidiaries would not qualify for the preferential dividend withholding tax rate of 5%, but rather would be subject to the usual CIT Law rate of 10%.

We believe Changyou is not a PRC tax resident enterprise, but it is not clear whether Changyou or any of its Hong Kong subsidiaries will be deemed to be PRC tax residents under the CIT Law. The tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body”. Under the CIT Law and its implementation rules, an enterprise established outside of the PRC with a “de facto management body” within the PRC is considered a resident enterprise and will be subject to the enterprise income tax on its global income at the rate of 25%. The implementation rules define the term “de facto management body” as a body that exercises full and substantial control and overall management over the business, productions, personnel, accounts and properties of an enterprise. On April 22, 2009, the SAT issued a circular, known as Circular 82, which provides certain specific criteria for determining whether the “de facto management body” of a PRC-controlled enterprise that is incorporated offshore is located in China. Although this circular only applies to offshore enterprises controlled by PRC enterprises or PRC enterprise groups, not those controlled by PRC individuals or foreigners, the criteria set forth in the circular may reflect the SAT’s general position on how the “de facto management body” text should be applied in determining the tax resident status of all offshore enterprises. Under Circular 82, an offshore incorporated enterprise controlled by a PRC enterprise or a PRC enterprise group will be regarded as a PRC tax resident by virtue of having its “de facto management body” in China and will be subject to PRC enterprise income tax on its global income only if all of the following conditions are met: (i) the primary location of the day-to-day operational management is in the PRC; (ii) decisions relating to the enterprise’s financial and human resource matters are made or are subject to approval by organizations or personnel in the PRC; (iii) the enterprise’s primary assets, accounting books and records, company seals, and board and shareholder resolutions, are located or maintained in the PRC; and (iv) at least 50% of voting board members or senior executives habitually reside in the PRC. If Changyou is considered as a PRC tax resident under the CIT law by the PRC tax authorities, Changyou’s global income will be subject to corporate income tax at a rate of 25%.

Although Changyou intends to take the position that any dividends it pays to its overseas corporate shareholders or shareholders or ADS holders of Changyou.com Limited will not be subject to a withholding tax in the PRC, if Changyou or any of its Hong Kong subsidiaries are considered to be PRC tax resident enterprises for tax purposes, any dividends Changyou pays to its overseas corporate shareholders or shareholders or ADS holders of Changyou.com Limited as well as gains realized by such shareholders or ADS holders from the transfer of shares or ADSs may be regarded as China-sourced income and as a result be subject to PRC withholding tax at a rate up to 10%. The implementation rules of the CIT Law provide that, if an enterprise that distributes dividends is domiciled in the PRC or if gains are realized from transferring equity interests of an enterprise domiciled in the PRC, then such dividends or gains are treated as “China-sourced income.” However, it is not clear how “domicile” might be interpreted under the CIT Law, and it is possible that domicile could be interpreted to mean the jurisdiction where the enterprise is a tax resident.

Due to the lack of interpretation of the CIT Law, it is difficult to ascertain how it will be implemented by the relevant PRC tax authorities. If dividend payments from Changyou’s wholly-owned subsidiary Changyou.com (HK) Limited, or Changyou HK, or other overseas subsidiaries of Changyou are subject to PRC withholding tax, Changyou’s financial condition, results of operations and the amount of dividends available to pay its shareholders may be adversely affected. If dividends Changyou pays to Changyou’s overseas shareholders, including us, or gains realized by such shareholders from the transfer of their shares are subject to PRC withholding tax, the withholding tax will generally be at a rate of 10% and reduce their investment return and the value of their investments in Changyou.

Heightened scrutiny of acquisition transactions by PRC tax authorities may have a negative impact on Changyou’s business operations and its acquisition strategy.

Pursuant to the Notice on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-PRC Resident Enterprises, or SAT Circular 698, effective on January 1, 2008, and the Announcement on Several Issues Related to Enterprise Income Tax for Indirect Asset Transfer by Non-PRC Resident Enterprises, or SAT Announcement 7, effective on February 3, 2015, issued by the SAT, if a non-resident enterprise transfers the equity interests of or similar rights or interests in overseas companies which directly or indirectly own PRC taxable assets through an arrangement without a reasonable commercial purpose, but rather to avoid PRC corporate income tax, the transaction will be re-characterized and treated as a direct transfer of PRC taxable assets subject to PRC corporate income tax. SAT Announcement 7 specifies certain factors that should be considered in determining whether an indirect transfer has a reasonable commercial purpose. However, as SAT Announcement 7 was issued relatively recently, there is uncertainty as to the application of SAT Announcement 7 and the interpretation of the term “reasonable commercial purpose.”

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

Although SAT Announcement 7 became generally effective as of February 3, 2015, it also applies to cases where the PRC tax treatment of a transaction that took place prior to SAT Announcement 7’s effectiveness had not yet been finally settled as of the time SAT Announcement 7 became effective. As a result, SAT Announcement 7 could be determined by PRC tax authorities to be applicable to the historical reorganization of 7Road and Changyou’s acquisitions of the equity interests of 7Road and MoboTap, and it is possible that these transactions could be determined by PRC tax authorities to lack a reasonable commercial purpose. As a result, the transfer of 7Road’s or MoboTap’s shares to other parties could be subject to corporate income tax of up to 10% on capital gains generated from such transfers, and PRC tax authorities could impose tax obligations on the transferring shareholders or subject Changyou to penalties if the transferring shareholders do not pay such obligations and it does not withhold such tax.

SAT Announcement 7 and its interpretation by relevant PRC authorities clarify that an exemption provided by SAT Circular 698 for transfers of shares in a publicly-traded entity that is listed overseas is available if the purchase of the shares and the sale of the shares both take place in open-market transactions. However, if a shareholder of an entity that is listed overseas purchases shares in the open market and sells them in a private transaction, or vice-versa, PRC tax authorities might deem such a transfer to be subject to SAT Circular 698 and SAT Announcement 7, which could subject such shareholder to additional reporting obligations or tax burdens. Accordingly, if a holder of Changyou’s ADSs or ordinary shares purchases its ADSs or ordinary shares in the open market and sells them in a private transaction, or vice-versa, and fails to comply with SAT Circular 698 or SAT Announcement 7, the PRC tax authorities may take actions, including requesting Changyou to provide assistance for their investigation or impose a penalty on it, which could have a negative impact on Changyou’s business operations. In addition, since Changyou may pursue acquisitions as one of its growth strategies, and may conduct acquisitions involving complex corporate structures, PRC tax authorities might impose taxes on capital gains or request that it submit additional documentation for their review in connection with any potential acquisitions, which may cause it to incur additional acquisition costs or delay its acquisition timetable.

Changyou may be subject to fines and legal sanctions if it or its employees who are PRC citizens fail to comply with PRC regulations relating to employee share incentives granted by overseas listed companies to PRC citizens.

Under the Administration Measures on Individual Foreign Exchange Control issued by the PBOC and related implementation rules issued by the SAFE, all foreign exchange transactions involving an employee share incentive plan, share option plan or similar plan participated in by PRC citizens may be conducted only with the approval of the SAFE. Under the Notice of Issues Related to the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Listed Company, or the Offshore Share Incentives Rules, issued by the SAFE on February 15, 2012, PRC citizens who are granted share options, restricted share units or restricted shares by an overseas publicly listed company are required to register with the SAFE or its authorized branch and to comply with a series of other requirements. The Offshore Share Incentives Rule also provides procedures for registration of incentive plans, the opening and use of special accounts for the purpose of participation in incentive plans, and the remittance of funds for exercising share options and gains realized from such exercises and sales of such options or the underlying shares, both outside and inside the PRC. Changyou, and any of its PRC employees or members of its Board of Directors who have been granted share options, restricted share units or restricted shares, are subject to the Administration Measures on Individual Foreign Exchange Control, the related implementation rules issued by the SAFE, and the Offshore Share Incentives Rule. If Changyou, or any of its PRC employees or members of its Board of Directors who receive or hold share options, restricted share units or restricted shares, fail to comply with these registration and other procedural requirements, Changyou may be subject to fines and other legal or administrative sanctions.

The enforcement of the PRC Labor Contract Law and other labor-related regulations in the PRC may adversely affect Changyou’s business.

The Standing Committee of the National People’s Congress of the PRC enacted the Labor Contract Law, or the Labor Contract Law in 2008. The Labor Contract Law introduced specific provisions related to fixed-term employment contracts, part-time employment, probationary periods, consultation with labor unions and employee assemblies, employment without a written contract, dismissal of employees, severance, and collective bargaining to enhance previous PRC labor law. Under the Labor Contract Law, an employer is obligated to sign an unlimited-term labor contract with any employee who has worked for the employer for ten consecutive years. Further, if an employee requests or agrees to renew a fixed-term labor contract that has already been entered into twice consecutively, the resulting contract, with certain exceptions, must have an unlimited term, subject to certain exceptions. With certain exceptions, an employer must pay severance to an employee where a labor contract is terminated or expires. In addition, PRC governmental authorities have continued to introduce various new labor-related regulations since the effectiveness of the Labor Contract Law. For example, there are regulations which require that annual leave ranging from five to 15 days be made available to employees and that employees be compensated for any unused annual leave days at a rate of three times their daily salary, subject to certain exceptions.

Under the PRC Social Insurance Law and the Administrative Measures on Housing Funds, employees are required to participate in pension insurance, work-related injury insurance, medical insurance, unemployment insurance, maternity insurance and housing funds and employers are required, together with their employees or separately, to pay the social insurance premiums and housing funds for their employees.

These laws designed to enhance labor protection tend to increase Changyou’s labor costs. In addition, as the interpretation and implementation of these regulations are still evolving, Changyou’s employment practices may not at all times be deemed in compliance with the regulations. As a result, Changyou could be subject to penalties or incur significant liabilities in connection with labor disputes or investigations.

Changyou has suffered currency exchange losses, and Changyou may continue to suffer currency exchange losses if the RMB continues to depreciate relative to the U.S. dollar, and fluctuations in the value of the RMB may have an adverse effect on Changyou’s shareholders’, including our, investment in Changyou.

Changyou’s reporting currency through the year ended December 31, 2016 had been the U.S. dollar. However, substantially all of its revenues are denominated in RMB. In July 2005, China reformed its exchange rate regime by establishing a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies. The RMB is no longer pegged to the U.S. dollar and the exchange rate will have some flexibility. If the RMB depreciates relative to the U.S. dollar, Changyou’s revenues as expressed in its U.S. dollar financial statements will decline in value. Changyou’s currency exchange losses may be magnified by PRC exchange control regulations that restrict its ability to convert RMB into U.S. dollars. On the other hand, Changyou’s proceeds from overseas financings and from overseas game operations will decrease in value if Changyou chooses not to or is unable to convert the proceeds into RMB and the RMB appreciates against the U.S. dollar, which may reduce the value of a shareholder’s, including our, investment in Changyou.

On March 17, 2014, the PBOC announced a policy to expand the maximum daily floating range of RMB trading prices against the U.S. dollar in the inter-bank spot foreign exchange market to 2%. The RMB may appreciate or depreciate significantly in value against the U.S. dollar or other foreign currencies in the long term, depending on the fluctuation of the basket of currencies against which it is valued.

The successful operation of Changyou’s business and implementation of its growth strategies, including its ability to accommodate additional game players and advertising clients in the future, depend upon the performance and reliability of the Internet infrastructure and fixed telecommunications networks in China.

Almost all access to the Internet in China is maintained through state-owned telecommunications operators under the administrative control and regulatory supervision of the MIIT. Changyou relies on this national information infrastructure to provide data communications capacity, primarily through local telecommunications lines. Although the PRC government has announced plans to further develop this infrastructure, it may not be further developed as planned. In addition, Changyou will have no access to alternative networks and services, on a timely basis if at all, in the event of any infrastructure disruption or failure. The Internet infrastructure in China may not support the demands necessary for continued growth in Internet usage.

Changyou may be subject to, and may expend significant resources in defending against, claims regarding the content and services it provides over its Websites.

As Changyou’s services may be used to download and distribute information to others, there is a risk that claims may be made against Changyou for defamation, negligence, copyright or trademark infringement or based on the nature and content of such information. Furthermore, Changyou could be subject to claims related to the online activities of its visitors and incur significant costs in its defense. In the past, claims regarding the nature and content of information that was posted online by visitors have been made in the United States against companies that provide online services. Changyou could be exposed to liability for the selection of listings that may be accessible through its Websites or through content and materials that its visitors may post in classifieds, message boards, chat rooms or other interactive services. If any information provided through Changyou’s services contains errors, third parties may make claims against Changyou for losses incurred in reliance on the information.

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

The penetration rate for personal computers in China is significantly lower than it is in the United States and other developed countries. Furthermore, the cost of Internet access in China is still relatively high as compared to other developed countries. The limited use of personal computers in China and the relatively high cost of Internet access may limit the growth of Changyou’s business. In addition, there may be increases in Internet access fees or telecommunication fees in China. If that happens, the number of Changyou’s game players may decrease or the growth of Changyou’s game player base may be adversely impacted. Slow growth of, or a decrease in, the traffic on the 17173.com Website may also cause Changyou’s advertising clients to reduce their use of Changyou’s online advertising services, reducing its online advertising revenues.

Changyou may not be able to generate sufficient cash flow in U.S. dollars in the future to service its debt obligations, which would cause it to default under its matching loans to Sohu and SoEasy.

During 2016, certain of Changyou’s subsidiaries entered into a series of matching-loans arrangements with certain subsidiaries of Sohu and certain subsidiaries of SoEasy Internet Finance Group Limited (“SoEasy”), pursuant to which Changyou’s subsidiaries are entitled to draw down U.S. dollar-denominated loans from the Sohu subsidiaries and the SoEasy subsidiaries. Since Changyou conducts most of its business operations in Mainland China and generates most of its revenues in RMB, and its existing loans owed to the Sohu subsidiaries and the SoEasy subsidiaries are denominated in U.S. dollars and are repayable in U.S. dollars, in order for it to make scheduled payments on those loans, Changyou may need to rely on dividends or loans from its PRC subsidiaries, which would be subject to restrictions under PRC laws and regulations, including those regarding foreign exchange controls, and may be time-consuming. Also see “- To fund any cash requirements it may have, Changyou may need to rely on dividends, loans or advances made by its principal PRC subsidiaries AmazGame, Gamespace and Beijing Baina Technology, which are subject to limitations and possible taxation under applicable PRC law.” If Changyou fails to timely receive U.S. dollar-denominated cash from its PRC subsidiaries, it may default on its payment obligations with respect to those loans.

Changyou faces risks related to health epidemics and other natural disasters.

Changyou’s business could be adversely affected by the effects of H1N1 influenza, H7N9 influenza, avian influenza or other epidemics or outbreaks. In recent years, there have been reports of occurrences of H1N1 influenza, H7N9 influenza and of avian influenza in various parts of China, including a few confirmed human cases and deaths. Any prolonged recurrence of H1N1 influenza, H7N9 influenza, avian influenza or other adverse public health developments in China may have an adverse effect on Changyou’s business operations. Adverse effects could include illness and loss of Changyou’s management and key employees, as well as temporary closure of its offices and related other businesses, such as server operations, upon which it relies, and a decrease in the number of its game players. Such loss of management and key employees or closures would severely disrupt Changyou’s business operations. Changyou has not adopted any written preventive measures or contingency plans to combat any future outbreak of H1N1 influenza, H7N9 influenza, avian influenza, or any other epidemics. In addition, other major natural disasters may also adversely affect Changyou’s business by, for example, causing disruptions of the Internet network or otherwise affecting access to its games.

Risks Related to Changyou’s Shares

Changyou’s operating results for a particular period could fall below its expectations or the expectations of investors or research analysts, resulting in a decrease in the price of its ADSs and the value of our interest in Changyou.

Changyou’s operating results may vary significantly from period to period as a result of factors beyond its control, such as the slowdown in China’s economic growth that occurred between the first quarter of 2010 and third quarter of 2012 and continued from 2014 through 2016, caused in part by measures adopted by the Chinese government intended to slow such growth and to temper real estate prices and inflation, and the significant instability recently experienced in the worldwide economy, and the European Community facing disruptions as a result of crises in the economies of Greece and Spain, among other countries, and such factors may be difficult to predict for any given period. Other factors also could cause significant fluctuations in Changyou’s operating results, including the timing and success of its new game launches, its costs of developing and launching new games, and the level of user activity of its games in China during particular fiscal quarters. If its operating results for any period fall below its expectations or the expectations of investors or research analysts, the price of Changyou’s ADSs is likely to decrease, which would reduce the value or our interest in Changyou.

As a holder of Changyou’s Class B ordinary shares, we will experience dilution when additional Class A ordinary shares are issued in settlement of restricted share units or upon exercise of options.

As a holder of Changyou’s Class B ordinary shares, we will experience dilution to the extent that additional Class A ordinary shares are issued upon settlement of restricted share units or exercise of outstanding options that it may grant from time to time. As of the date of this report, there were outstanding 9,986 Class A restricted share units, with each such restricted share unit settleable upon vesting by the issuance of its Class A ordinary share, and outstanding options for the purchase of 2,800,090 Class A ordinary shares at a nominal price.

Changyou may need additional capital and may sell additional ADSs or other equity securities or incur indebtedness, which could result in additional dilution to its shareholders, including us, or increase its debt service obligations.

Changyou may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions it may decide to pursue. If its cash resources are insufficient to satisfy its cash requirements, Changyou may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities or equity-linked debt securities could result in additional dilution to its shareholders, including us. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict Changyou’s operations. We cannot assure you that financing will be available in amounts or on terms acceptable to Changyou, if at all.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no comments that we received from the staff of the SEC 180 days or more before the end of the year ended December 31, 2016 regarding our periodic or current reports under the Exchange Act that remain unresolved.

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

As of December 31, 2016, we leased office space in Beijing of approximately 7,644 square meters. We also leased office space of approximately 25,589 square meters in other cities in the PRC.

Sogou

As of December 31, 2016, Sogou leased 4,423 square meters of office space in Beijing, in addition to office space that Sogou leased from Sohu. Sogou also leases a total of approximately 2,913 square meters of office space in Chengdu, the provincial capital of Sichuan province in the PRC.

Changyou

In August 2009, Changyou purchased an office building of approximately 14,950 square meters in Beijing, for consideration of approximately $33.4 million. Since January 1, 2016, Changyou has leased out this building to third-party business tenants.

In August 2010, Changyou entered into a contract for the purchase and development of an office building of approximately 56,549 square meters in Beijing to serve as its headquarters, for consideration of approximately $171 million. The office building was placed in service in December 2013.

As of December 31, 2016, Changyou leased additional office space in Beijing of approximately 1,143 square meters. Changyou also leased office space of approximately 15,043 square meters in other cities in the PRC and in other countries.

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

	2015		2016
	High	Low	High	Low
First quarter	$58.25	$48.82	$55.21	$41.47
Second quarter	71.78	52.94	49.85	35.65
Third quarter	59.23	40.20	45.84	36.43
Fourth quarter	59.50	41.05	45.00	32.60

The closing price of our common stock on February 22, 2017 as reported by the NASDAQ Global Select Market was $42.16.

Holders

As of February 13, 2017, there were 13 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the exact number of beneficial holders represented by these record holders. As of February 13, 2017, there were approximately 10,700 beneficial holders of our common stock.

Dividends

We do not expect Sohu.com Inc. to pay any dividends to its shareholders in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The information in Item 12 of this report is incorporated herein by reference.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

For the years ended December 31, 2016 and 2015 we did not have a program for the repurchase of outstanding shares of common stock of Sohu.com Inc. or of outstanding ADSs of Changyou.com Limited.

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

Through December 31, 2016, we had used $8.2 million of the net proceeds from the offering for operating activities, purchases of fixed assets, funding for certain equity investments and strategic acquisitions of complementary businesses. The remaining net proceeds from the offering have been invested in cash and cash equivalents. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return for Sohu, the NASDAQ Stock Market (U.S. companies) Index (or the NASDAQ Market Index) and the Morningstar Group Index. The graph covers the period from December 31, 2011 to December 31, 2016. The graph assumes that $100 was invested on December 31, 2011 in our common stock, the NASDAQ Market Index and the Morningstar Group index, and the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return

	Sohu.com Inc.	Morningstar Group	NASDAQ Market Index
12/31/2011	91.71	91.54	102.27
12/31/2012	86.83	89.25	120.40
12/31/2013	154.06	355.07	281.18
12/31/2014	92.84	192.93	221.02
12/31/2015	90.08	228.60	200.31
12/31/2016	67.78	229.67	219.89

The Stock Performance Graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and is not deemed to be incorporated by reference by any general statement incorporating by reference this annual report on Form 10-K into any filing of the Company under the Securities Act of 1933, or any filing under the Exchange Act, except to the extent that we specifically request that the information be treated as soliciting material or specifically incorporate this information by reference into any such filing, and will not otherwise be deemed incorporated by reference into any other filing under the Securities Act or the Securities Exchange Act, except to the extent that we specifically incorporate it by reference.

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

	Year Ended December 31,
	2012	2013	2014	2015	2016
	(In thousands, except per share data)
Statements of Comprehensive Income Data:
Revenues:
Online advertising:
Brand advertising	$290,205	$428,526	$541,158	$577,114	$447,956
Search and search-related	124,389	198,915	357,839	539,521	597,133
Subtotal of online advertising revenues	414,594	627,441	898,997	1,116,635	1,045,089
Online games	570,346	669,168	652,008	636,846	395,709
Others	82,261	103,665	122,072	183,610	209,633

Total revenues	1,067,201	1,400,274	1,673,077	1,937,091	1,650,431
Cost of revenues:
Online advertising:
Brand advertising	161,195	221,659	307,708	383,187	371,085
Search and search-related	70,628	109,139	163,918	238,944	290,158
Subtotal of cost of online advertising revenues	231,823	330,798	471,626	622,131	661,243
Online games	76,350	93,307	142,552	156,315	96,168
Others	61,485	55,945	71,456	80,618	102,389

Total cost of revenues	369,658	480,050	685,634	859,064	859,800

Gross profit	697,543	920,224	987,443	1,078,027	790,631

Operating expenses:
Product development	181,359	276,120	409,285	398,143	353,144
Sales and marketing	214,736	351,653	526,514	383,931	434,780
General and administrative	75,243	108,970	204,325	173,160	119,841
Goodwill impairment and impairment of intangible assets acquired as part of business acquisitions	2,906	0	52,282	40,324	0

Total operating expenses	474,244	736,743	1,192,406	995,558	907,765

Operating profit /(loss)	223,299	183,481	(204,963)	82,469	(117,134)

Other income /(expense), net	5,422	12,721	9,959	74,526	(10,713)
Net interest income	25,277	27,829	30,977	23,459	21,143
Exchange difference	(635)	(6,660)	(1,142)	5,337	12,803

Income /(loss) before income tax expense	253,363	217,371	(165,169)	185,791	(93,901)
Income tax expense	76,171	50,422	6,050	76,936	21,072

Net income /(loss)	177,192	166,949	(171,219)	108,855	(114,973)
Less: Net income attributable to the mezzanine-classified noncontrolling interest shareholders	11,196	17,780	0	0	0
Net income /(loss) attributable to the noncontrolling interest shareholders	78,837	82,044	(32,309)	146,542	109,048
Dividend or deemed dividend to noncontrolling Sogou Series A Preferred shareholders	14,219	82,432	27,747	11,911	0

Net income/(loss) attributable to Sohu.com Inc.	$72,940	$(15,307)	$(166,657)	$(49,598)	$(224,021)

Net income /(loss)	$177,192	$166,949	$(171,219)	$108,855	$(114,973)
Other comprehensive income /(loss)	4,413	47,125	(8,390)	(87,655)	(77,155)

Comprehensive income /(loss)	181,605	214,074	(179,609)	21,200	(192,128)

Less: Comprehensive income attributable to the mezzanine-classified noncontrolling interest shareholders	11,196	17,780	0	0	0
Comprehensive income /(loss) attributable to noncontrolling interest shareholders	79,927	92,407	(33,797)	118,138	78,824

Dividend or deemed dividend to noncontrolling Sogou Series A Preferred shareholders	14,219	82,423	27,747	11,911	0

Comprehensive income /(loss) attributable to Sohu.com Inc.	76,263	21,464	(173,559)	(108,849)	(270,952)

Basic net income/(loss) per share attributable to Sohu.com Inc.	$1.92	$(0.40)	$(4.33)	$(1.28)	$(5.79)

Shares used in computing basic net income/(loss) per share attributable to Sohu.com Inc.	38,038	38,255	38,468	38,598	38,706

Diluted net income/(loss) per share attributable to Sohu.com Inc.	$1.66	$(0.47)	$(4.43)	$(1.32)	$(5.83)

Shares used in computing diluted net income/(loss) per share attributable to Sohu.com Inc.	38,392	38,502	38,468	38,598	38,706

	As of December 31,
	2012	2013	2014	2015	2016
	(In thousands)
Balance Sheets Data:
Cash and cash equivalents	$833,535	$1,287,288	$876,340	$1,245,205	$1,050,957
Restricted time deposits	246,839	434,048	426,748	227,285	0
Investments in debt securities	79,548	82,009	0	0	0
Working capital	681,490	937,146	902,923	814,933	918,520
Total assets	2,082,637	2,998,715	2,867,009	3,042,194	2,563,690
Short-term bank loans	113,000	410,331	25,500	344,500	0
Long-term bank loans	126,353	0	344,500	0	0
Total liabilities	705,610	1,161,995	1,178,103	1,311,442	1,005,895
Mezzanine equity– Noncontrolling interest	61,810	0	0	0	0
Noncontrolling interest	230,994	510,015	487,245	489,730	564,215
Total shareholders’ equity	1,315,217	1,836,720	1,688,906	1,730,752	1,557,795

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sohu.com Inc. (NASDAQ: SOHU), a Delaware corporation organized in 1996, is a leading Chinese online media, search and game service group providing comprehensive online products and services on PCs and mobile devices in the People’s Republic of China (the “PRC” or “China”). Our businesses are conducted by Sohu.com Inc. and its subsidiaries and VIEs (collectively referred to as the “Sohu Group” or the “Group”). The Sohu Group consists of Sohu, which when referred to in this report, unless the context requires otherwise, excludes the businesses and the corresponding subsidiaries and VIEs of Sogou Inc. (“Sogou”) and Changyou.com Limited (“Changyou”), Sogou and Changyou. Sogou and Changyou are indirect controlled subsidiaries of Sohu.com Inc. Sohu is a leading Chinese language online media content and services provider. Sogou is a leading online search, client software and mobile Internet product provider in China. Changyou is a leading online game developer and operator in China as measured by the popularity of its PC game TLBB and its mobile game TLBB 3D, and engages primarily in the development, operation and licensing of online games for PCs and mobile devices. Most of our operations are conducted through our China-Based Subsidiaries and VIEs.

Through the operation of Sohu, Sogou and Changyou, we generate online advertising revenues (including brand advertising revenues and search and search-related revenues), online games revenues and other revenues. For the year ended December 31, 2016, our total revenues were approximately $1.65 billion, representing an decrease of 15% compared to 2015, and our gross margin decreased from 56% to 48%. Our online advertising business generated revenues of $1.05 billion, with a 6% annual decline, representing 63% of total revenues. Our online game business generated revenues of $395.7 million, with a 38% annual decline, representing 24% of total revenues. In 2016, our net loss before deducting the noncontrolling interest was $119.3 million, compared to net profit of $108.9 million in 2015. In 2016, our net loss after deducting the noncontrolling interest was $224.0 million, compared to a net loss of $49.6 million in 2015. Diluted net loss per share attributable to Sohu.com Inc. was $5.83 in 2016, compared to a diluted net loss per share attributable to Sohu.com Inc. of $1.32 in 2015.

Factors and Trends Affecting our Business

With the accelerated shift in user activities from PCs to mobile devices and an increase in the number of Internet users, the use of various kinds of mobile Internet services continued to increase. As of the end of December 2016, according to China Internet Network Information Center (“CNNIC”), mobile internet users had reached 695 million, an increase of 12% from the end of 2015. At Sohu, we focused our efforts on developing a portfolio of leading mobile products across our business lines that we believed our users would like.

For Sohu Media Portal, we concentrated our focus on content and product design to accelerate the usage of our core mobile products - the Sohu News APP and the Web-based HTML5 Portal m.sohu.com. During 2016, we continued to optimize Sohu News App’s design and introduce new features to meet users’ appetites. At the same time, we ramped up marketing and promotion activities to accelerate the product’s penetration. Daily active users of Sohu News APP continued to gain traction. On the sales front, in 2016 we experienced a modest decline in revenue for Sohu Media Portal as advertising revenues from large brand advertisers were soft due to the sluggish Chinese economy, while solid growth from small and medium enterprise (“SME”) customers partially offset the negative impact.

Online video services remained one of the most popular Internet applications, and continued to gain viewers from television stations. The video industry continued to be deeply competitive as major online platforms aggressively competed for popular content. The competition led to an escalation in the price of content. During 2016, Sohu Video began to shift our focus to the self-developed content category, which, in our view, will create long-lasting value to our platform and offer better financial returns compared to TV station content. Leveraging our exclusive original content, we also actively explored opportunities with subscription services that we believe will become an important revenue source in addition to traditional advertising revenues. Financially, Sohu Video’s revenues for 2016 were affected by the weak economy and a turnover of the video sales team in the middle of the year, and its loss-making widened from 2015.

For our search and search-related business, Sogou is one of the top players in the online search sector in China. We have reinforced our competitive position through cooperation with Tencent, which has helped us build exclusive access to Tencent’s social platforms and bring in unique and high-quality content. In 2016, we launched and upgraded a series of vertical channels, including English, Academic and Healthcare. These new services helped us stand out from competing products. By the end of December 2016, Sogou’s mobile search traffic grew 70% from the same period in 2015, contributing 75% of aggregate traffic. Mobile search revenues accounted for two-thirds of total search revenues. During 2016, we also made solid progress in artificial intelligence, in particular with voice technology. The daily use of voice input through Sogou Mobile Keyboard more than doubled from a year ago. Due to newly-imposed regulations for online advertising that tightened the scrutiny of advertiser qualifications, Sogou’s revenue growth for 2016 decelerated from previous years’.

For Changyou’s PC game business, the PC game TLBB experienced a relatively large drop in revenue at the beginning of 2016, and Changyou immediately adjusted its operational strategy to focus on user stabilization by cutting down on the number of in-game promotions, improving in-game content and strengthening social functionality. The revenues of TLBB remained stable throughout the year, with slight increases in the third and fourth quarters on a sequential basis. For Changyou’s mobile game business, revenues from TLBB 3D declined sequentially mainly due to its natural declining life cycle. In order to extend the game’s life span, Changyou will explore new social interactive features that can be added to the game. Overall, Changyou started at the beginning of 2016 to focus on producing high-quality games. This approach and higher testing standards have set the bar high for new games in the pipeline, which had an impact on 2016 revenues. Nevertheless, after a year of hard work, Changyou now has a solid pipeline with a focus on MMORPG games, and supplemented by a number of advanced casual games in 2017. For the three months ended December 31, 2016, the PC games and mobile games that Changyou operates had approximately 4.1 million total average monthly active accounts and approximately 1.4 million total active paying accounts.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

Our discussion and analysis of our financial condition and results of operations relates to our consolidated financial statements, which have been prepared in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Identified below are the accounting policies that reflect our most significant estimates and judgments, and those that we believe are the most critical to fully understanding and evaluating our consolidated financial statements.

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

Noncontrolling Interest for Sogou

Sogou’s Share Structure

As of December 31, 2016, Sogou had outstanding a combined total of 334,746,495 ordinary shares and preferred shares held as follows:

(i)	Sohu.com Inc.: 131,697,750 Class A Ordinary Shares, of which 4,484,500 shares may be purchased by Sohu management and key employees under an option arrangement;

(ii)	Photon Group Limited, an investment vehicle of the Sohu Group’s Chairman and Chief Executive Officer Charles Zhang (“Photon”): 32,000,000 Series A Preferred Shares;

(iii)	Tencent: 6,757,875 Class A Ordinary Shares, 65,431,579 Series B Preferred Shares and 79,368,421 non-voting Class B Ordinary Shares; and

(iv)	Various employees of Sogou and Sohu: 19,490,870 Class A Ordinary Shares.

Sohu’s Shareholding in and Control of Sogou

As of December 31, 2016, we held approximately 36% of the outstanding equity capital of Sogou on a fully-diluted basis, assuming for such purpose that all share options under the Sogou 2010 Share Incentive Plan and all share options under the Sohu Management Sogou Share Option Arrangement are granted and exercised, and that all of the Sogou Class A Ordinary Shares that Sogou has repurchased are re-issued to shareholders other than us. Also as of December 31, 2016, we held over 50% of the total voting power of Sogou on a fully-diluted basis and controlled the election of a majority of the Board of Directors of Sogou, assuming that Tencent’s non-voting Class B Ordinary Shares are converted to voting shares, that all of the Sogou Class A Ordinary Shares that Sogou has repurchased are re-issued to shareholders other than us, and that all Sogou share options under the Sogou 2010 Share Incentive Plan and all Sogou share options under the Sohu Management Sogou Share Option Arrangement are granted and exercised.

As Sogou’s controlling shareholder, we consolidate Sogou in our consolidated financial statements, and recognize noncontrolling interest reflecting economic interests in Sogou held by shareholders other than us (the “Sogou noncontrolling shareholders”). Sogou’s net income/(loss) attributable to the Sogou noncontrolling shareholders is recorded as noncontrolling interest in our consolidated statements of comprehensive income. Sogou’s cumulative results of operations attributable to the Sogou noncontrolling shareholders, along with changes in shareholders’ equity/(deficit) and adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled and the Sogou noncontrolling shareholders’ investments in Sogou’s Series A Preferred Shares and Series B Preferred Shares (collectively, the “Sogou Preferred Shares”) and Ordinary Shares are accounted for as a noncontrolling interest classified as permanent equity in our consolidated balance sheets, as we have the right to reject a redemption requested by the noncontrolling shareholders. These treatments are based on the terms governing investment, and on the terms of the classes of Sogou shares held, by the noncontrolling shareholders in Sogou.

Principles of Allocation of Sogou’s Profit and Loss

By virtue of the terms of Sogou Preferred Shares and Class A Ordinary Shares and Class B Ordinary Shares, Sogou’s losses are allocated in the following order:

(i) net losses are allocated to holders of Sogou Class A Ordinary Shares and the holder of Sogou Class B Ordinary Shares until their basis in Sogou decreased to zero;

(ii) additional net losses are allocated to holders of Sogou Series A Preferred Shares until their basis in Sogou decreased to zero;

(iii) additional net losses are allocated to the holder of Sogou Series B Preferred Shares until its basis in Sogou decreases to zero; and

(iv) further net losses are allocated between Sohu and noncontrolling shareholders based on their shareholding percentage in Sogou.

Net income from Sogou is allocated in the following order:

(i) net income is allocated between Sohu and noncontrolling shareholders based on their shareholding percentage in Sogou until their basis in Sogou increases to zero;

(ii) additional net income is allocated to the holder of Sogou Series B Preferred Shares to bring its basis back;

(iii) additional net income is allocated to holders of Sogou Series A Preferred Shares to bring their basis back;

(iv) further net income is allocated to holders of Sogou Class A Ordinary Shares and the holder of Sogou Class B Ordinary Shares to bring their basis back; and

(v) further net income is allocated between Sohu and noncontrolling shareholders based on their shareholding percentage in Sogou.

Key Terms of Sogou Preferred Shares

The following is a summary of some of the key terms of the Sogou Preferred Shares under Sogou’s Memorandum and Articles of Association as currently in effect.

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

Key Terms of Sogou Class A Ordinary Shares and Class B Ordinary Shares

The Class A Ordinary Shares and Class B Ordinary Shares have identical rights, except that Class B Ordinary Shares do not have voting rights unless the holders of at least a majority of the then outstanding Class B Ordinary Shares elect, by written notice to Sogou, to convert them into shares with voting rights.

Noncontrolling Interest for Changyou

Changyou is a public company listed on the NASDAQ Global Select Market. As of December 31, 2016, we held approximately 69% of the combined total of Changyou’s outstanding ordinary shares, and controlled approximately 96% of the total voting power in Changyou.

As Changyou’s controlling shareholder, we consolidate Changyou in our consolidated financial statements, and recognize noncontrolling interest reflecting the economic interest in Changyou held by shareholders other than us (the “Changyou noncontrolling shareholders”). Changyou’s net income /(loss) attributable to the Changyou noncontrolling shareholders is recorded as noncontrolling interest in our consolidated statements of comprehensive income, based on their share of the economic interest in Changyou. Changyou’s cumulative results of operations attributable to the Changyou noncontrolling shareholders, along with changes in shareholders’ equity, adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled and adjustment for changes in our ownership in Changyou, are recorded as noncontrolling interest in our consolidated balance sheets.

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

Fixed Price model

Under the Fixed Price model, a contract is signed to establish a fixed price for the advertising services to be provided. We recognize revenue based on the contract price and the period of display.

CPM model

Under the CPM model, the unit price for each qualifying display is fixed, but there is no overall fixed price for the advertising services stated in the contract with the advertiser. A qualifying display is defined as the appearance of an advertisement, where the advertisement meets criteria specified in the contract. We recognize revenue based on the fees we charge the advertisers, which are based on the unit prices and the number of qualifying displays.

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

CPC model

Under the CPC model, there is no overall fixed price for advertising services stated in the contract with the advertiser. We charge advertisers on a per-click basis when the users click on the advertisements. The unit price for each click is auction-based. We recognize revenue based on qualifying clicks and the unit price.

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

We treat advertising contracts with multiple deliverable elements as separate units of accounting for revenue recognition purposes and recognizes revenue on a periodic basis during the contract period when each deliverable service is provided. Since the contract price is for all deliverables under one advertising contract, we allocate the contract price among all the deliverables at the inception of the arrangement on the basis of their relative selling prices according to the selling price hierarchy established by ASU No. 2009-13.We first use vendor-specific objective evidence of selling price, if it exists. If vendor-specific objective evidence of selling price does not exist, we use third-party evidence of selling price. If neither vendor-specific objective evidence of selling price nor third-party evidence of selling price exists, we use management’s best estimate of selling price for the deliverables.

Search and Search-related Revenues

Search and search-related services primarily include pay-for-click services, as well as online marketing services on Web directories operated by Sogou.

Pay-for-click Services

Pay-for-click services are services that enable our advertisers’ promotional links to be displayed on Sogou search result pages and Sogou Website Alliance members’ Internet properties where the links are relevant to the subject and content of such properties. For pay-for-click services, we introduce Internet users to our advertisers through our auction-based pay-for-click systems and charge advertisers on a per-click basis when the users click on the displayed links. Revenue for pay-for-click services is recognized on a per-click basis when the users click on the displayed links.

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

Both pay-for-click services and online marketing services on Web directories operated by Sogou expand distribution of advertisers’ promotional links or advertisements by leveraging traffic on Sogou Website Alliance members’ Internet properties including Web content, software and mobile applications. We recognize gross revenue for the amount of fees we receive from advertisers, as we have the primary responsibility for fulfillment and acceptability. Payments made to Sogou Website Alliance members are included in cost of search and search-related revenues as traffic acquisition costs. We pay Sogou Website Alliance members based on either revenue-sharing arrangements, under which we pay a percentage of pay-for-click revenues generated from clicks by users of their properties, or on a pre-agreed unit price.

Online Game Revenues

Changyou’s online game revenues are generated primarily from its self-operated and licensed-out PC games and mobile games. Prior to the sale of the 7Road business in 2015, Changyou generated online game revenues from Web games, which have been an insignificant part of Changyou’s business since the sale. Changyou’s online game revenues also include a small amount of revenues generated from online card and board games offered by MoboTap on the Dolphin Browser. All of Changyou’s games are operated under the item-based revenue model, where the basic game play functions are free of charge and players are charged for purchases of in-game virtual items, including those with a predetermined expiration time and perpetual virtual items.

Self-Operated Games

Changyou is the primary obligor of its self-operated games. Changyou hosts the games on its own servers and is responsible for the sale and marketing of the games as well as customer service. Accordingly, revenues are recorded gross of revenue sharing-payments to third-party developers and/or mobile APP stores, but are net of business tax/VAT and discounts to game card distributors where applicable. Changyou obtains revenues from the sale of in-game virtual items. Revenues are recognized over the estimated lives of the virtual items purchased by game players or as the virtual items are consumed. If different assumptions were used in deriving the estimated lives of the virtual items, the timing of the recording of the revenues would be impacted.

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

Web Games

Changyou continued to operate a small portfolio of self-operated Web games after its sale of the 7Road business in 2015. Proceeds from those Web games are collected from players through the sale of game points.

Licensed-Out Games

Changyou also authorizes third parties to operate its online games. Licensed out games include PC games and mobile games developed in house and mobile games jointly developed with third-party developers. Changyou receives monthly revenue-based royalty payments from all the third-party licensee operators. Changyou receives additional up-front license fees from certain third-party licensee operators who are entitled to an exclusive right to operate Changyou’s games in specified geographic areas. Since Changyou is obligated to provide post-sale services, the initial license fees are recognized as revenue ratably over the license period, and the monthly revenue-based royalty payments are recognized when relevant services are delivered, provided that collectability is reasonably assured. Changyou views the third-party licensee operators as Changyou’s customers and recognizes revenues on a net basis, as Changyou does not have the primary responsibility for fulfillment and acceptability of the game services. Changyou remits to the third-party developers a pre-agreed percentage of revenues from jointly developed and licensed out mobile games, and recognizes revenues on a net basis.

Other Revenues

Sohu

Other revenues attributable to Sohu consist primarily of revenues from paid subscription services, interactive broadcasting services, sub-licensing of purchased video content to third parties, content provided through the platforms of the three main telecommunications operators in China, and the filming business.

Sogou

Other revenues attributable to Sogou are primarily IVAS revenues derived from the operation of Web games and mobile games of third-party developers as well as other services and products that Sogou provides to users.

Changyou

Other revenues attributable to Changyou are primarily from its cinema advertising business and from IVAS.

In its cinema advertising business, Changyou provides clients advertising placements in slots that are shown in theaters before the screening of movies. The rights to place advertisements in such advertising slots are granted under contracts Changyou signs with different theaters. When all the recognition criteria are met, revenues from cinema advertising are recognized based on a percentage of the advertising slots actually delivered or on a straight-line basis over the contract period.

Changyou provides IVAS primarily through software applications for PCs and mobile devices offered by MoboTap on the Dolphin Browser and by RaidCall. Revenues from IVAS are recognized during the period the service rendered or items consumed under the gross method, as Changyou is the principal obligor for provision of the services.

Cost of Revenues

Cost of Online Advertising Revenues

Cost of online advertising revenues includes cost of revenues from brand advertising services as well as cost of revenues from search and search-related services.

Cost of Brand Advertising Revenues

Cost of brand advertising revenues mainly consists of content and license costs, bandwidth leasing costs, and salary and benefits expense.

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

Cost of Other Revenues

Cost of other revenues mainly consists of payments to theaters and film production companies for pre-film screening advertising slots, content and license costs related to paid subscription services, revenue-sharing payments related to the IVAS business, and revenue-sharing payments related to interactive broadcasting services.

Product Development Expenses

Product development expenses mainly consist of salary and benefits expenses, content and license expenses, technical service fees, depreciation and amortization expenses, share-based compensation, and facilities expenses. These expenses are incurred for the enhancement and maintenance of our Internet platforms as well as for our products and services, including the development costs of online games prior to the establishment of technological feasibility and maintenance costs after the online games are available for marketing.

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

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses, professional service fees, facility expenses, travel expenses, share-based compensation expense, and depreciation and amortization expenses.

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

Options for the purchase of Sohu common stock contractually granted under the Sohu 2010 Stock Incentive Plan are subject to vesting in four equal installments over a period of four years, with each installment vesting upon satisfaction of a service period requirement and certain subjective performance targets. Under ASC 718-10-25, no grant date can be established until a mutual understanding is reached between Sohu and the recipients clarifying the subjective performance requirements. In accordance with ASC 718-10-55, as the service inception date preceded the grant date, compensation expense was accrued beginning on the service inception date and will be re-measured on each subsequent reporting date before the grant date is established, based on the then-current fair value of the awards. The estimate of the awards’ fair values will be fixed in the period in which the grant date occurs, and cumulative compensation expense will be adjusted based on the fair value at the grant date. In determining the fair values of the stock options granted, the public market price of the underlying shares at each reporting date was used, and a binomial valuation model was applied.

Sogou Share-based Awards

In determining the fair value of share options granted by Sogou as share-based awards, the income approach /discounted cash flow method with a discount for lack of marketability was applied, given that the shares underlying the awards were not publicly traded at the time of grant. Certain persons who became Sogou employees when Tencent’s Soso search-related businesses were transferred to Sogou on September 16, 2013 had been granted restricted share units under Tencent’s share award arrangements prior to the transfer of the businesses to Sogou. These Tencent restricted share units will continue to vest under the original Tencent share award arrangements provided the transferred employees continue to be employed by Sogou during the requisite service period. After the transfer of the Soso search-related businesses to Sogou, Sogou applied the guidance in ASC 505-50 to measure the related compensation expense, based on the then-current fair value at each reporting date, as the expense is deemed to have been incurred by Tencent as an investor on Sogou’s behalf. To determine the then-current fair value of the Tencent restricted share units granted to these employees, the public market price of the underlying shares at each reporting date was applied. Because Sogou is not required to reimburse Tencent for such share-based compensation expense, the related amount was recorded by Sogou as a capital contribution from Tencent.

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

Options for the purchase of Changyou Class A ordinary shares contractually granted under the Changyou 2014 Share Incentive Plan are subject to vesting in four equal installments over a period of four years, with each installment vesting upon satisfaction of a service period requirement and certain subjective performance targets. Under ASC 718-10-25, no grant date can be established until a mutual understanding is reached between Changyou and the recipients clarifying the subjective performance requirements. In accordance with ASC 718-10-55, as the service inception date preceded the grant date, compensation expense was accrued beginning on the service inception date and will be re-measured on each subsequent reporting date before the grant date is established, based on the then-current fair value of the awards. The estimate of the awards’ fair values will be fixed in the period in which the grant date occurs, and cumulative compensation expense will be adjusted based on the fair values at the grant date. In determining the fair values of Changyou share options granted, the public market price of the underlying shares at each reporting date was used, and a binomial valuation model was applied.

Compensation Expense Recognition

For options and restricted share units granted with respect to Sohu (excluding Sohu Video) shares and Changyou shares, compensation expense is recognized on an accelerated basis over the requisite service period. For share options granted with respect to Sogou shares, compensation expense is recognized on a straight-line basis over the estimated period during which the service period requirement and performance target will be met. For Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search-related businesses, compensation expense is recognized by Sogou on an accelerated basis over the requisite service period, and the fair value of the share-based compensation is re-measured at each reporting date until vesting occurs. The number of share-based awards for which the service is not expected to be rendered over the requisite period is estimated, and no compensation expense is recorded for the number of awards so estimated.

Sohu Video Share-based Awards

On January 4, 2012, Sohu Video, the holding entity of Sohu’s video division, adopted a 2011 Share Incentive Plan (the “Video 2011 Share Incentive Plan”) which provides for the issuance of up to 25,000,000 ordinary shares of Sohu Video (representing approximately 10% of the outstanding Sohu Video shares on a fully-diluted basis) to management and key employees of the video division and to Sohu management. As of December 31, 2016, grants of options for the purchase of 16,368,200 ordinary shares of Sohu Video had been contractually made, of which options for the purchase of 4,972,800 ordinary shares were vested.

For purposes of ASC 718-10-25, as of December 31, 2016, no grant date had occurred, because the broader terms and conditions of the option awards had neither been finalized nor mutually agreed upon with the recipients. Therefore the fair value of the awards was not determinable and could not be accounted for. In accordance with ASC 718-10-55, our management determined that the service inception date with respect to vested option awards for the purchase of 4,972,800 shares had preceded the grant date. Therefore, we recognized compensation expense for these vested Sohu Video share-based awards and re-measured, and will re-measure, the compensation expense on each subsequent reporting date based on the then-current fair values of these vested awards until the grant date is established.

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

In November 2015, the FASB issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes, which requires deferred income tax liabilities and assets to be classified as non-current in a classified balance sheet, and eliminates the prior guidance, which required an entity to separate deferred tax liabilities and assets into a current amount and a non-current amount in a classified balance sheet. This new guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. Additionally, the new guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.

We have changed the manner in which we classify our deferred tax assets and liabilities retrospectively from the fourth quarter of 2016 due to our early adoption of Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes. As a result of our adoption of this guidance, we reclassified our deferred tax assets and deferred tax liabilities as of December 31, 2016 and 2015 from current assets and liabilities to long-term assets and liabilities.

Applicable Income Tax Rate

Principal Entities Qualified as HNTEs

The CIT Law generally applies an income tax rate of 25% to all enterprises but grants preferential tax treatment to HNTEs. Under this preferential tax treatment, HNTEs can enjoy an income tax rate of 15%, but need to re-apply every three years. During this three-year period, an HNTE must conduct a qualification self-review each year to ensure it meets the HNTE criteria and is eligible for the 15% preferential tax rate for that year. If an HNTE fails to meet the criteria for qualification as an HNTE in any year, the enterprise cannot enjoy the 15% preferential tax rate in that year, and must instead use the regular 25% CIT rate.

As of December 31, 2016, the following principal entities were qualified as HNTEs and were entitled to an income tax rate of 15%.

For Sohu’s Business

•	Sohu New Momentum. Sohu New Momentum qualified as an HNTE for 2016 to 2018, and will need to re-apply for HNTE qualification in 2019.

•	Sohu Internet. Sohu Internet qualified as an HNTE for 2015 to 2017, and will need to re-apply for HNTE qualification in 2018.

•	Sohu Era, Sohu Media and Guangzhou Qianjun. Sohu Era, Sohu Media and Guangzhou Qianjun each qualified as HNTEs for 2014 to 2016, and will need to re-apply for HNTE qualification in 2017.

For Sogou’s Business

•	Sogou Information. Sogou Information qualified as an HNTE for 2015 to 2017, and will need to re-apply for HNTE qualification in 2018.

•	Sogou Technology. Sogou Technology qualified as an HNTE for 2014 to 2016, and will need to re-apply for HNTE qualification in 2017.

•	Sogou Network. Sogou Network qualified as an HNTE for 2016 to 2018, and will need to re-apply for HNTE qualification in 2019.

For Changyou’s Business

•	AmazGame and Gamease. AmazGame and Gamease each qualified as HNTEs for 2014 to 2016, and will need to re-apply for HNTE qualification in 2017.

Principal Entities Qualified as Software Enterprises and KNSE

The CIT Law and its implementing regulations provide that a “Software Enterprise” is entitled to an income tax exemption for two years beginning with its first profitable year and a 50% reduction to a rate of 12.5% for the subsequent three years. An entity that qualifies as a “Key National Software Enterprise” (a “KNSE”) is entitled to a further reduced preferential income tax rate of 10%. Enterprises wishing to enjoy the status of a Software Enterprise or KNSE must perform a self-assessment each year to ensure they meet the criteria for qualification and file required supporting documents with the tax authorities before using the preferential CIT rates. These enterprises will be subject to the tax authorities’ assessment each year as to whether they are entitled to use the relevant preferential CIT treatments. If at any time during the preferential tax treatment years an enterprise uses the preferential CIT rates but the relevant authorities determine that it fails to meet applicable criteria for qualification, the relevant authorities may revoke the enterprise’s Software Enterprise/KNSE status.

For Sohu’s Business

•	Sohu New Momentum. In 2016, Sohu New Momentum was in the first of three years in which it is entitled to a 50% reduction to a rate of 12.5% as a Software Enterprise, subject to a requirement that it file documents in 2017 in order for the qualification to apply to 2016 and the following two years.

For Sogou’s Business

•	Sogou Technology. Sogou Technology performed the self-assessment and filed required supporting documents in 2016 for KNSE status for 2015. Sogou Technology was qualified as a KNSE after the relevant government authorities’ assessment and was entitled to a preferential income tax rate of 10% for 2015. As a result, a reversal of income tax of $3.8 million for the preferential income tax rate was recorded in the consolidated statements of comprehensive income for the year ended December 31, 2016. Same process will be followed in 2017 by Sogou Technology for its preferential income tax treatment as a KNSE for 2016.

•	Sogou Network. Sogou Network performed the self-assessment and filed required supporting documents in 2016 for Software Enterprise status for 2015. Sogou Network was qualified as a Software Enterprise after the relevant government authorities’ assessment and was entitled to a preferential income tax rate of 12.5% for 2015.

For Changyou’s Business

•	AmazGame. AmazGame qualified as a KNSE and enjoyed a preferential income tax rate of 10% for each of 2013 and 2014. AmazGame performed the self-assessment and filed required supporting documents in 2016 for KNSE status for 2015. AmazGame was qualified as a KNSE after the relevant government authorities’ assessment and was entitled to a preferential income tax rate of 10% for 2015. As a result, a reversal of income tax of $10.6 million for the preferential income tax rate was recorded in the consolidated statements of comprehensive income for the year ended December 31, 2016. Same process will be followed in 2017 by AmazGame for its preferential income tax treatment as a KNSE for 2016.

•	Gamespace. In 2016, Gamespace was in the third of three years in which it was entitled to a 50% reduction to a rate of 12.5% as a Software Enterprise. Gamespace will need to re-apply in 2017 for qualification as a Software Enterprise for 2016.

•	Wuhan Baina Information. In 2016, Wuhan Baina Information was in the first of two years in which it is entitled to income tax exemption as a Software Enterprise. Wuhan Baina Information will need to apply in 2017 for qualification as a Software Enterprise for 2016.

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

PRC Value Added Tax

Effective September 1, 2012, a pilot program (the “Pilot Program”) for transition from the imposition of PRC business tax (“Business Tax”) to the imposition of VAT for revenues from certain industries was implemented in certain cities and provinces in China, including Beijing and Tianjin. Prior to the Pilot Program, the Group was mainly subject to a 5% PRC business tax and related surcharges on revenues in the PRC. PRC business tax and the related surcharges were recognized when the revenue was earned.

On May 1, 2016, the transition from the imposition of Business Tax to the imposition of VAT was expanded to all industries in China, and all of our revenues have been subject to VAT since that date. To record VAT payable, we adopted the net presentation method, which presents the difference between the output VAT (at a rate of 6%) and the available input VAT amount (at the rate applicable to the supplier).

U.S. Corporate Income Tax

Sohu.com Inc. is a Delaware corporation that is subject to U.S. corporate income tax on its taxable income at a rate of up to 35%. To the extent that portions of its U.S. taxable income, such as Subpart F income or a dividend, are determined to be from sources outside of the U.S., subject to certain limitations, Sohu.com Inc. may be able to claim foreign tax credits to offset its U.S. income tax liabilities. Any remaining liabilities are accrued in our consolidated statements of comprehensive income and estimated tax payments are made when required by U.S. law.

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

Collateral related to Sogou Incentive Shares Trust Arrangements

In February 2013, we deposited $9.0 million in cash into restricted time deposit accounts at a bank as collateral for credit facilities provided by the bank to certain Sogou employees. The facilities were intended to fund the employees’ early exercise of Sogou share options and related PRC individual income tax. In the fourth quarter of 2016, all of these credit facilities were repaid to the bank and the $9.0 million restricted time deposit that secured these facilities was released.

Changyou Loans from Offshore Banks, Secured by Time Deposits

Commencing in 2012, we had, through Changyou, loans from offshore banks secured by RMB deposits in onshore branches of those banks. The loans from the offshore branches of the lending banks are classified as short-term bank loans or long-term bank loans based on their repayment period. The rates of interest under the loan agreements with the lending banks were determined based on the prevailing interest rates in the market. The RMB onshore deposits securing the offshore loans are treated as restricted time deposits on our consolidated balance sheets. In the first quarter of 2016, Changyou repaid all of the remaining bank loans, and restricted time deposits that secured these loans were released.

Foreign exchange forward contracts

Foreign exchange forward contracts are initially recognized on the date a foreign exchange forward contract is entered into and are subsequently measured at fair value. Changyou entered into such foreign exchange forward contracts in compliance with its risk management policy for the purpose of eliminating the negative impact on earnings and equity resulting from fluctuations in the exchange rate between the U.S. dollar and the RMB. The instruments are marked-to-market at each period-end with the associated changes in fair value recognized in the line item “Other income /(expense), net” in the consolidated statements of comprehensive income and “Other short-term liabilities” or “Prepaid and other current assets” in the consolidated balance sheets.

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

Fixed Assets

Fixed assets mainly comprise office buildings, computer equipment and hardware, leasehold improvements, office furniture, and vehicles. Fixed assets are recorded at cost less accumulated depreciation with no residual value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

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

Intangible Assets

Intangible assets mainly comprise purchased video content, operating rights for licensed games, domain names and trademarks, computer software, developed technologies, and cinema advertising slot rights. Intangible assets are recorded at cost less accumulated amortization with no residual value. Amortization of intangible assets other than purchased video content is computed using the straight-line method over their estimated useful lives.

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

Sohu Video enters into nonmonetary transactions to exchange online broadcasting rights for purchased video content with other online video broadcasting companies. Under ASC 845, the cost of a nonmonetary asset acquired in exchange for another nonmonetary asset is the fair value of the asset surrendered to obtain the acquired nonmonetary asset, and a gain or loss should be recognized on the exchange. The fair value of the asset received should be used to measure the cost if the fair value of the asset received is more reliable than the fair value of the asset surrendered. We record these nonmonetary exchanges at the fair values of the online broadcasting rights for purchased video content and recognize any net gain or loss from such exchange transactions.

Impairment of Video Content

Purchased video content is stated at the lower of cost less accumulated amortization, or net realizable value (“NRV”).

In accordance with ASC 920-350-35, if management’s expectations of the programming usefulness of a program, series, package, or program segment are revised downward, it may be necessary to write down unamortized cost to estimated NRV. A write-down from unamortized cost to a lower estimated NRV establishes a new cost basis. Accordingly, we measure the video content’s impairment loss by comparing its carrying value to its NRV. An impairment loss would be recorded if the carrying value of video content was lower than its NRV. The impairment to be recognized is measured by the amount by which the NRV of video content exceeds its carrying value.

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

In accordance with ASC 350, we do not amortize goodwill, but test it for impairment. We test goodwill for impairment at the reporting unit level on an annual basis as of October 1, and between annual tests when an event occurs or circumstances change that could indicate that the asset might be impaired. Under ASC 350-20-35, we have the option to choose whether we will apply a qualitative assessment first and then a quantitative assessment, if necessary, or to apply a quantitative assessment directly. For reporting units applying a qualitative assessment first, we start the goodwill impairment test by assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is mandatory. Otherwise, no further testing is required. The quantitative impairment test consists of a comparison of the fair value of goodwill with its carrying value. For reporting units directly applying the quantitative assessment, we perform the goodwill impairment test by quantitatively comparing the fair values of those reporting units to their carrying amounts. After performing the assessment, if the carrying amounts of the reporting units were higher than their fair value, we perform the second step of the two-step quantitative goodwill impairment test.

Application of a goodwill impairment test requires significant management judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. We estimate fair value using the income approach or market approach. The judgment in estimating the fair value of reporting units includes estimating future cash flows, determining appropriate discount rates, control premium, comparable companies’ multipliers, and making other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

Comprehensive Income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Accumulated other comprehensive income, as presented on our consolidated balance sheets, includes a cumulative foreign currency translation adjustment and an unrealized gain/(loss) on available-for-sale securities.

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

RESULTS OF OPERATIONS

Revenues

The following table presents our revenues by revenue source and by proportion for the periods indicated (in thousands, except percentages):

	Year ended December 31,
	2014		2015		2016		2015 VS 2014		2016 VS 2015
	Amount	Percentage of the total revenue	Amount	Percentage of the total revenue	Amount	Percentage of the total revenue	Amount	Incremental ratio	Amount	Incremental ratio
Revenues:
Online advertising:
Brand advertising	$541,158	33%	$577,114	30%	$447,956	27%	$35,956	7%	$(129,158)	(22)%
Search and search-related	357,839	21%	539,521	28%	597,133	36%	181,682	51%	57,612	11%
Subtotal of online advertising revenues	898,997	54%	1,116,635	58%	1,045,089	63%	217,638	24%	(71,546)	(6)%
Online game	652,008	39%	636,846	33%	395,709	24%	(15,162)	(2)%	(241,137)	(38)%
Others	122,072	7%	183,610	9%	209,633	13%	61,538	50%	26,023	14%

Total revenues	$1,673,077	100%	$1,937,091	100%	$1,650,431	100%	$264,014	16%	$(286,660)	(15)%

Online Advertising Revenues

Online advertising revenues were $1.05 billion for 2016, compared to $1.12 billion and $899.0 million, respectively, for 2015 and 2014. The year-on-year decrease for 2016 was $71.5 million and the year-on-year increase for 2015 was $217.6 million, representing a year-on-year decrease rate of 6% for 2016 and a year-on-year growth rate of 24% for 2015.

Brand Advertising Revenues, Generated by Sohu and Changyou

Brand advertising revenues were $448.0 million for 2016, compared to $577.1 million and $541.2 million, respectively, for 2015 and 2014. The year-on-year decrease for 2016 was $129.1 million and the year-on-year increase for 2015 was $35.9 million, representing a year-on-year decrease of 22% for 2016 and a year-on-year increase of 7% for 2015. The year-on-year fluctuations in brand advertising revenues for 2016 and 2015 were both mainly from Sohu Video.

Sohu

•	Sohu Media Portal

Revenues from Sohu Media Portal were $181.8 million for 2016, compared to $197.6 million for both 2015 and 2014. The year-on-year decrease for 2016 was $15.8 million, representing a year-on-year decrease of 8% compared to 2015, while revenues for 2015 were flat compared to 2014. In 2016, while the slowdown in the growth of the economy in China shrank the budgets of brand advertisers, rapid growth in the number of small and medium enterprise (“SME”) customers advertising on Sohu Media Portal helped offset the impact to some extent. The number of advertisers for Sohu Media Portal was 4,259 for 2016, compared to 3,471 and 2,673, respectively, for 2015 and 2014. The average amount spent per advertiser was approximately $43,000 for 2016, compared to $57,000 and $74,000, respectively, for 2015 and 2014.

•	Sohu Video

Revenues from Sohu Video were $123.1 million for 2016, compared to $212.8 million and $175.8 million, respectively, for 2015 and 2014. Revenues for 2016 decreased by $89.7 million, representing a year-on-year decrease of 42% compared to 2015. Revenues for 2015 increased by $37.0 million, representing year-on-year growth of 21% compared to 2014. The changes were mainly attributable to fluctuations both in the number of advertisers and in the average amount spent per advertiser. The number of advertisers on Sohu Video was 455, 587 and 596, respectively, for 2016, 2015 and 2014. The average amount spent per advertiser was approximately $271,000, $363,000 and $295,000, respectively, for 2016, 2015 and 2014.

•	Focus

Revenues from Focus were $103.7 million for 2016, compared to $109.6 million and $108.8 million, respectively, for 2015 and 2014. The revenues for 2016 decreased by $5.9 million, representing a year-on-year decrease of 5% compared to 2015. Revenues for 2015 were generally stable compared to 2014.

Revenues from Focus were generated through the Fixed Price model and the E-commerce model.

For the Fixed Price model, revenues were $49.0 million for 2016, compared to $55.4 million and $67.6 million, respectively, for 2015 and 2014. The year-on-year decreases were $6.4 million and $12.2 million, respectively, for 2016 and 2015, representing a decrease of 12% and 18%, respectively. In the currently soft Chinese macro economy, advertisers from the real estate business are less willing to adopt the Fixed Price model, which caused our revenues from this model to decrease.

For the E-commerce model, revenues were $54.7 million for 2016, compared to $54.2 million and $41.2 million, respectively, for 2015 and 2014. Revenues for 2016 were flat compared to 2015, while year-on-year growth from 2014 to 2015 was 32%. The number of developers with which we had cooperation arrangements was 1,490, 1,015 and 808, respectively, for 2016, 2015 and 2014. The number of paying subscribers for the membership services was 95,613, 94,149 and 73,232, respectively, for 2016, 2015 and 2014.

Changyou

•	17173.com Website

Revenues from the 17173.com Website were $39.4 million for 2016, compared to $57.1 million and $59.0 million, respectively, for 2015 and 2014. The year-on-year decreases were $17.7 million and $1.9 million, respectively, for 2016 and 2015. The decreases were primarily a result of fewer PC games being marketed on the 17173.com Website. The number of advertisers on the 17173.com Website was 193, 194 and 168, respectively, for 2016, 2015 and 2014. The average amount spent per advertiser was approximately $204,000, $294,000 and $351,000, respectively, for 2016, 2015 and 2014.

Other information

Sales to our five largest advertisers comprised approximately 11% of total brand advertising revenues for 2016, compared to 10% and 8%, respectively, for 2015 and 2014. As of December 31, 2016, 2015 and 2014, we recorded $12.3 million, $21.4 million and $24.5 million, respectively, of receipts in advance from advertisers. As of December 31, 2016, we had obligations to provide, and advertisers had obligations to purchase, advertising services under existing contracts in the amount of $10.1 million, which are required to be provided during the year ending December 31, 2017.

Search and Search-related Revenues, Generated by Sogou

Revenues from search and search-related services were $597.1 million for 2016, compared to $539.5 million and $357.8 million, respectively, for 2015 and 2014, representing a year-on-year growth rate of 11% and 51%, respectively, for 2016 and 2015.

The increase in revenues from search and search-related services was mainly attributable to an increase in revenues from pay-for-click services.

Revenues from pay-for-click services accounted for approximately 82% of the total search and search-related revenues for 2016, compared to 82% and 80%, respectively, for 2015 and 2014. The growth in revenues from pay-for-click services was principally attributable to an increase in the number of paid clicks, offset by depreciation of the RMB against the U.S. dollar. Paid clicks increased by approximately 21% and 39%, respectively, driven by growth in mobile search traffic, for 2016 and 2015, compared to the prior year.

Online Game Revenues Generated by Changyou

Revenues from the online game business were $395.7 million for 2016, compared to $636.8 million and $652.0 million, respectively, for 2015 and 2014. The decrease was mainly due to the natural decline in revenues of Changyou’s older games, and a decrease in Web game revenues upon the completion of the sale of the 7Road business during the third quarter of 2015.

PC games and Mobile Games

Revenues from PC games were $274.6 million for 2016, compared to $387.6 million and $485.1 million, respectively, for 2015 and 2014, representing 69%, 61% and 74%, respectively, of Changyou’s online game revenues for the corresponding years. The dominant PC game operated by Changyou is TLBB. The year-on-year decreases in PC game revenues were $113.0 million and $97.5 million, respectively, for 2016 and 2015, representing a year-on-year decrease of 29% and 20%. The year-on-year decrease in revenues from PC games was mainly due to the natural decline in revenues of TLBB, which is an older PC game. In 2016, the PC game TLBB generated $219.7 million in revenues, accounting for approximately 56% of Changyou’s online game revenues, approximately 42% of Changyou’s total revenues and approximately 13% of the Sohu Group’s total revenues.

Revenues from mobile games were $116.8 million for 2016, compared to $203.3 million and $66.2 million, respectively, for 2015 and 2014. The dominant mobile game operated by Changyou was TLBB 3D. The year-on-year decrease in mobile game revenues for 2016 was $86.5 million, mainly due to the natural decline in revenues of TLBB 3D, which is an older mobile game. The year-on-year increase in mobile game revenues for 2015 was $137.1 million, mainly due to revenues from Changyou’s primary mobile game TLBB 3D, which was launched in October, 2014.

The following table sets forth certain operating data for Changyou’s PC games and mobile games for the periods indicated:

Average Monthly Active Accounts (1)	Three Months Ended March 31		Three Months Ended June 30		Three Months Ended September 30		Three Months Ended December 31
(in millions)	PC games	Mobile games	PC games	Mobile games	PC games	Mobile games	PC games	Mobile games
2014	6.5	2.6	6.9	1.3	10.7	1.5	6.9	7.0
2015	4.9	4.4	4.4	5.7	4.1	2.4	3.6	3.7
2016	3.0	3.2	2.9	2.4	2.7	2.8	2.5	1.6

Quarterly Aggregate Active Paying Accounts (2)	Three Months Ended March 31		Three Months Ended June 30		Three Months Ended September 30		Three Months Ended December 31
(in millions)	PC games	Mobile games	PC games	Mobile games	PC games	Mobile games	PC games	Mobile games
2014	1.5	0.0	1.4	0.1	1.5	0.1	1.3	1.4
2015	1.1	0.9	1.1	1.4	1.3	0.6	1.2	0.9
2016	1.1	0.8	1.0	0.6	1.0	0.7	1.0	0.4

(1)	Average Monthly Active Accounts for a given period refers to the number of registered accounts that were logged in to these games at least once during the period.
(2)	Quarterly Aggregate Active Paying Accounts for a given quarter refers to the number of accounts from which game points are used at least once during the quarter.

Web Games

Revenues from Web games were $4.3 million for 2016, compared to $45.9 million and $100.7 million, respectively, for 2015 and 2014. Revenues from Web games decreased $41.6 million and $54.8 million, respectively, for 2016 and 2015. The decrease in Web games revenues was mainly due to a decrease in Web game revenues upon the completion of the sale of the 7Road business during the third quarter of 2015.

Other Revenues

Revenues from other services were $209.6 million for 2016, compared to $183.6 million and $122.1 million, respectively, for 2015 and 2014. The year-on-year increase in 2016 was mainly attributable to a $26.0 million increase in revenues from the cinema advertisement business and from interactive broadcasting services. The year-on-year increase for 2015 was mainly due to revenue of $28.7 million from the film “Jian Bing Man” that was produced by Sohu Video and released in 2015, and a $20.7 million increase in revenues from Changyou’s cinema advertising business compared to 2014.

Costs and Expenses

Cost of Revenues

The following table presents our cost of revenues by source and by proportion for the periods indicated (in thousands, except percentages):

	Year ended December 31,
	2014		2015		2016		2015 VS 2014		2016 VS 2015
	Amount	Percentage of the total cost	Amount	Percentage of the total cost	Amount	Percentage of the total cost	Amount	Incremental ratio	Amount	Incremental ratio
Cost of revenues:
Online advertising:
Brand advertising	$307,708	45%	$383,187	45%	$371,085	43%	$75,479	25%	$(12,102)	(3)%
Search and search-related	163,918	24%	238,944	28%	290,158	34%	75,026	46%	51,214	21%
Subtotal of cost of online advertising revenues	471,626	69%	622,131	73%	661,243	77%	150,505	32%	39,112	6%
Online game	142,549	21%	156,315	18%	96,168	11%	13,766	10%	(60,147)	(38)%
Others	71,459	10%	80,618	9%	102,389	12%	9,159	13%	21,771	27%

Total cost of revenues	$685,634	100%	$859,064	100%	$859,800	100%	$173,430	25%	$736	0%

Cost of Online Advertising Revenues

Cost of online advertising revenues was $661.2 million for 2016, compared to $622.1 million and $471.6 million, respectively, for 2015 and 2014. The year-on-year increase for 2016 and 2015 was $39.1 million and $150.5 million, respectively, representing year-on-year growth of 6% and 32%.

Cost of Brand Advertising Revenues

Cost of brand advertising revenues was $371.1 million for 2016, compared to $383.2 million and $307.7 million, respectively, for 2015 and 2014.

The year-on-year decrease for 2016 was $12.1 million, representing a year-on-year decrease of 3%. The decrease mainly consisted of a $22.3 million decrease in bandwidth leasing costs, a $4.1 million decrease in salary and benefits expenses, a $1.7 million decrease in depreciation and amortization expenses and a $1.2 million decrease in share-based compensation expense, offset by a $18.8 million increase in content and license costs, and an impairment of purchased video content.

The year-on-year increase for 2015 was $75.5 million, representing a year-on-year growth rate of 25%. This increase mainly consisted of a $56.7 million increase in content and license costs, a $8.9 million increase in salary and benefits expenses and a $3.3 million increase in bandwidth leasing costs.

Our brand advertising gross margin was 17% for 2016, compared to 34% and 43%, respectively, for 2015 and 2014. The year-over-year decrease in our brand advertising gross margin for 2016 was mainly attributable to a decrease in advertising revenues and an increase in video content cost.

Cost of Search and Search-related Revenues

Cost of search and search-related revenues was $290.2 million for 2016, compared to $238.9 million and $163.9 million, respectively, for 2015 and 2014.

The year-on-year increase for 2016 was $51.3 million, representing year-on-year growth of 21%. The increase mainly consisted of a $40.8 million increase in traffic acquisition costs and a $7.0 million increase in bandwidth leasing costs.

The year-on-year increase for 2015 was $75.0 million, representing a year-on-year growth rate of 46%. The increase mainly consisted of a $58.1 million increase in traffic acquisition costs, a $13.5 million increase in bandwidth leasing costs, and a $3.0 million increase in depreciation and amortization expense.

Our search and search-related gross margin was 51% for 2016, compared to 56% and 54%, respectively, for 2015 and 2014. The decrease in our search and search-related gross margin for 2016 was mainly due to higher traffic acquisition costs as a percentage of search and search-related revenues.

Cost of Online Game Revenues

Cost of online game revenues was $96.2 million for 2016, compared to $156.3 million and $142.5 million, respectively, for 2015 and 2014.

The year-on-year decrease in cost of online game revenues for 2016 was $60.1 million. The decrease included a $35.4 million decrease in revenue-sharing payments to mobile APP stores, a $6.4 million decrease in salary and benefits expenses, a $3.4 million decrease in bandwidth leasing costs, a $2.4 million decrease in content and license costs, and a $2.2 million decrease in depreciation and amortization expenses.

The year-on-year increase in cost of online game revenues for 2015 was $13.8 million, representing year-on-year growth of 10%. The increase mainly consisted of a $53.8 million increase in revenue-sharing payments to mobile application stores, offset by a $19.0 million decrease in salary and benefits expense, a $6.1 million decrease in PRC business tax and value-added tax, a $5.8 million decrease in bandwidth leasing costs, a $3.8 million decrease in depreciation expenses and a $2.7 million decrease in revenue-sharing payments to third-party developers.

Our online game gross margin was 76%, 75% and 78%, respectively, for 2016, 2015 and 2014. Gross margin for 2016 was stable compared to 2015, while it decreased by 3% from 2014 to 2015.

Cost of Other Revenues

Cost of other revenues was $102.4 million for 2016, compared to $80.6 million and $71.5 million, respectively, for 2015 and 2014. The year-on-year increase for 2016 was $21.8 million compared to 2015, which was mainly due to a $16.7 million increase in cinema advertising cost. The year-on-year increase for 2015 was $9.1 million compared to 2014, which was mainly due to $5.7 million in film production costs for “Jian Bing Man” that were recognized in 2015.

Operating Expenses

The following table presents our operating expenses by nature and by proportion for the periods indicated (in thousands, except percentages):

	Year ended December 31,
	2014		2015		2016		2015 VS 2014		2016 VS 2015
	Amount	Percentage of the total revenue	Amount	Percentage of the total revenue	Amount	Percentage of the total revenue	Amount	Incremental ratio	Amount	Incremental ratio
Operating expenses:
Product development	$409,285	36%	$398,143	40%	$353,144	39%	$(11,142)	(3)%	$(44,999)	(11)%
Sales and marketing	526,514	44%	383,931	39%	434,780	48%	(142,583)	(27)%	50,849	13%
General and administrative	204,325	17%	173,160	17%	119,841	13%	(31,165)	(15)%	(53,319)	(31)%
Goodwill impairment and impairment of intangible assets acquired as part of business acquisitions	52,282	3%	40,324	4%	0	0%	(11,958)	(23)%	(40,324)	(100)%

Total operating expenses	$1,192,406	100%	$995,558	100%	$907,765	100%	$(196,848)	(17)%	$(87,793)	(9)%

Product Development Expenses

Product development expenses were $353.1 million for 2016, compared to $398.1 million and $409.3 million, respectively, for 2015 and 2014.

The year-on-year decrease for 2016 was $45.0 million, representing a year-on-year decrease of 11%. The decrease mainly consisted of a $25.6 million decrease in salary and benefits expense, a $10.2 million decrease in share-based compensation expense, a $7.8 million decrease in impairment provision for operating rights for licensed games with technological feasibility, and a $5.2 million decrease in depreciation and amortization expense, offset by a $4.8 million increase in technical service fees.

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

Sales and Marketing Expenses

Sales and marketing expenses were $434.8 million for 2016, compared to $383.9 million and $526.5 million, respectively, for 2015 and 2014.

The year-on-year increase for 2016 was $50.8 million, representing year-on-year growth of 13%. The increase mainly consisted of a $73.3 million increase in advertising and promotional expenditures, offset by a $18.0 million decrease in salary and benefits expenses, and a $1.5 million decrease in depreciation and amortization expense.

The year-on-year decrease for 2015 was $142.6 million, representing a year-on-year decrease of 27%. The decrease mainly consisted of a $113.1 million decrease in advertising and promotional expenditures, which was mainly due to Changyou’s reduction in marketing and promotional spending for Changyou’s platform channel business, a $18.1 million decrease in salary and benefits expenses, and a $5.6 million decrease in facility expenses.

General and Administrative Expenses

General and administrative expenses were $119.8 million for 2016, compared to $173.2 million and $204.3 million, respectively, for 2015 and 2014.

The year-on-year decrease for 2016 was $53.3 million, representing a year-on-year decrease of 31%. The decrease mainly consisted of a $22.1 million decrease in share-based compensation expense, a $14.6 million decrease in salary and benefits expenses, a $7.4 million decrease in facilities expenses, a $6.2 million decrease in professional fees, and a $3.3 million decrease in depreciation and amortization expenses.

The year-on-year decrease for 2015 was $31.2 million, representing a year-on-year decrease of 15%. The decrease mainly consisted of a $23.7 million decrease in salary and benefits expenses, which primarily resulted from a reduction in Changyou’s workforce, a $12.4 million decrease in share-based compensation expense, and a $3.1 million decrease in travelling and entertainment expenses, offset by a $3.5 million increase in facility expenses, a $2.5 million increase in professional service fees, and a $2.1 million increase in depreciation and amortization expenses.

Goodwill Impairment and Impairment of Intangibles Acquired as Part of Business Acquisition

In 2016, there was no goodwill impairment or impairment of intangibles via acquisitions of businesses.

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

Share-based Compensation Expense

Share-based compensation expense was recognized in costs and expenses for the years ended December 31, 2014, 2015 and 2016, respectively, as follows (in thousands):

	Year Ended December 31,
Share-based compensation expense	2014	2015	2016
Cost of revenues	$1,973	$1,748	$366
Product development expenses	24,982	19,344	9,184
Sales and marketing expenses	5,645	3,054	2,394
General and administrative expenses	41,843	29,297	7,176

	$74,443	$53,443	$19,120

Share-based compensation expense recognized for share awards of Sohu (excluding Sohu Video), Sogou, Changyou and Sohu Video was as follows (in thousands):

	Year Ended December 31,
Share-based compensation expense	2014	2015	2016
For Sohu (excluding Sohu Video) share-based awards	$4,410	$27,811	$2,761
For Sogou share-based awards (1)	61,918	10,310	8,802
For Changyou share-based awards	4,087	15,024	8,402
For Sohu Video share-based awards (2)	4,028	298	(845)

	$74,443	$53,443	$19,120

Note (1): Compensation expense for Sogou share-based awards includes compensation expense for Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search-related businesses.

Note (2): The negative amount resulted from re-measured compensation expense based on the then-current fair value of the awards on each reporting date.

There was no capitalized share-based compensation expense for 2014, 2015 and 2016.

As of December 31, 2016, unrecognized share-based compensation expense for Sohu (excluding Sohu Video), Sogou and Changyou share-based awards was as follows (in thousands):

Unrecognized share-based compensation expense	As of December 31, 2016
For Sohu (excluding Sohu Video) share-based awards	$322
For Sogou share-based awards (3)	992
For Changyou share-based awards	56

$1,370

Note (3): Includes the unrecognized compensation expense for employees who transferred from Tencent with Soso search-related businesses.

Operating (Loss) / Profit

We had an operating loss of $117.1 million for 2016, compared to an operating profit of $82.5 million for 2015 and an operating loss of $205.0 million for 2014.

Other (Expense)/Income

Other expense was $10.7 million for 2016, compared to other income of $74.5 million and $10.0 million, respectively, for 2015 and 2014. The changes were mainly due to a disposal gain of $55.1 million recognized by Changyou for its sale of the 7Road business and certain Changyou subsidiaries during the third quarter of 2015, and a $27.8 million one-time expense recognized in the second quarter of 2016 related to a donation by Sogou to Tsinghua University related to setting up a joint research institute focusing on artificial intelligence technology.

Interest Income

Interest income was $22.5 million for 2016, compared to $30.6 million and $37.6 million, respectively, for 2015 and 2014.

Interest Expense

Interest expense was $1.4 million for 2016, compared to $7.2 million and $6.6 million, respectively, for 2015 and 2014. The decrease in 2016 was primarily due to the repayment of bank loans. The increase in 2015 was primarily due to an increase in the average balances of our bank loans.

Income Tax Expense

Income tax expense was $21.1 million for 2016, compared to $76.9 million and $6.1 million, respectively, for 2015 and 2014. The decrease mainly resulted from a reversal of PRC income tax expenses of $10.6 million and $6.4 million by Changyou and Sogou, respectively, for the preferential tax rate that Changyou’s and Sogou’s subsidiaries received in 2016 as KNSEs or Software Enterprises for 2015, as well as a reversal by Sohu of U.S. income tax expense of $5.0 million for the disposal of an equity investment that occurred in 2015 and was determined in 2016 to be nontaxable. The decrease was also attributable to a decline in profit before tax of our tax-paying entities.

Net (Loss) / Income

As a result of the foregoing, we had a net loss of $115.0 million for 2016, compared to net income of $108.9 million and a net loss of $171.2 million, respectively, for 2015 and 2014.

Net Income Attributable to Noncontrolling Interest

Our net income attributable to noncontrolling interest was $109.0 million for 2016, compared to net income attributable to noncontrolling interest of $146.5 million for 2015, and a net loss attributable to noncontrolling interest of $32.3 million for 2014.

Dividend or deemed dividend to noncontrolling Sogou Series A Preferred shareholders

Dividend or deemed dividend to noncontrolling Sogou Series A Preferred shareholders was nil for 2016, compared to $11.9 million and $27.7 million, for 2015 and 2014.

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

Net Loss attributable to Sohu.com Inc.

As a result of the foregoing, we had a net loss of $224.0 million attributable to Sohu.com Inc. for 2016, compared to a net loss of $49.6 million and $166.7 million attributable to Sohu.com Inc., respectively, for 2015 and 2014.

QUARTERLY RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, our unaudited quarterly results of operations for the eight quarters ended December 31, 2016. The data have been derived from our consolidated financial statements and, in our management’s opinion, they have been prepared on substantially the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial results for the periods presented. This information should be read in conjunction with the annual consolidated financial statements included elsewhere in this Form 10-K. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

For a discussion of changes in the basis of presentation for the periods presented below, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations.”

	Three Months Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2015	2015	2015	2015	2016	2016	2016	2016
	(Unaudited, in thousands, except per share data)
Revenues:
Online advertising:
Brand advertising	$133,821	$150,849	$151,517	$140,927	$125,503	$112,887	$110,871	$98,695
Search and search-related	105,126	135,206	147,938	151,251	133,814	160,152	150,667	152,500

Subtotal of online advertising revenues	238,947	286,055	299,455	292,178	259,317	273,039	261,538	251,195

Online games	184,994	172,350	152,501	127,001	102,529	99,227	98,553	95,400
Others	31,391	35,161	70,134	46,924	46,106	47,872	50,491	65,164

Total revenues	455,332	493,566	522,090	466,103	407,952	420,138	410,582	411,759

Cost of revenues:
Online advertising:
Brand advertising	104,552	99,847	91,163	87,625	85,636	93,654	102,137	89,658
Search and search-related	49,919	58,552	62,365	68,108	62,092	71,998	76,457	79,611

Subtotal of cost of online advertising revenues	154,471	158,399	153,528	155,733	147,728	165,652	178,594	169,269

Online games	49,485	43,929	34,635	28,266	26,133	25,380	23,719	20,936
Others	18,198	18,872	25,996	17,552	18,986	21,226	20,571	41,606

Total cost of revenues	222,154	221,200	214,159	201,551	192,847	212,258	222,884	231,811

Gross profit	233,178	272,366	307,931	264,552	215,105	207,880	187,698	179,948
Operating expenses:
Product development	102,191	100,771	92,779	102,402	82,679	88,959	90,007	91,499
Sales and marketing	83,128	103,977	98,596	98,230	90,047	117,966	110,584	116,183
General and administrative	45,164	49,720	33,330	44,946	27,607	29,650	38,670	23,914
Goodwill impairment and impairment of intangible assets acquired as part of business acquisitions	0	0	40,324	0	0	0	0	0

Total operating expenses	230,483	254,468	265,029	245,578	200,333	236,575	239,261	231,596

Operating profit /(loss)	2,695	17,898	42,902	18,974	14,772	(28,695)	(51,563)	(51,648)

Other income /(loss)	3,154	(437)	70,219	1,590	3,924	(24,573)	3,678	6,258
Interest income	7,810	8,054	7,031	7,748	5,837	5,284	6,327	5,051
Interest expense	(1,775)	(1,826)	(1,839)	(1,744)	(698)	(244)	(209)	(205)
Exchange difference	(183)	(687)	4,322	1,885	(1,022)	3,866	702	9,257

Income /(loss) before income tax expense	11,701	23,002	122,635	28,453	22,813	(44,362)	(41,065)	(31,287)
Income tax expense	16,300	11,519	29,461	19,656	11,868	2,430	974	5,800

Net income /(loss)	(4,599)	11,483	93,174	8,797	10,945	(46,792)	(42,039)	(37,087)
Less: Net income /(loss) attributable to the noncontrolling interest shareholders	26,521	38,682	42,142	39,197	31,231	16,232	32,775	28,810

Dividend or deemed dividend to noncontrolling Sogou Series A Preferred shareholders	0	0	11,911	0	0	0	0	0

Net income /(loss) attributable to Sohu.com Inc.	$(31,120)	$(27,199)	$39,121	$(30,400)	$(20,286)	$(63,024)	$(74,814)	$(65,897)

Basic net income/(loss) per share attributable to Sohu.com Inc.	$(0.81)	$(0.70)	$1.01	$(0.79)	$(0.52)	$(1.63)	$(1.93)	$(1.70)

Shares used in computing basic net income/(loss) per share attributable to Sohu.com Inc.	38,525	38,587	38,633	38,646	38,666	38,691	38,728	38,739

Diluted net income/(loss) per share attributable to Sohu.com Inc.	$(0.81)	$(0.71)	$1.00	$(0.80)	$(0.53)	$(1.64)	$(1.94)	$(1.71)

Shares used in computing diluted net income/(loss) per share attributable to Sohu.com Inc.	38,525	38,587	38,665	38,646	38,666	38,691	38,728	38,739

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

As of December 31, 2016, we had cash and cash equivalents of approximately $1.05 billion, and short-term investments of $247.9 million. Of our cash and cash equivalents, $393.9 million was held in financial institutions inside Mainland China and $657.1 million was held in financial institutions outside of Mainland China. Our VIEs held $94.9 million of our cash and cash equivalents and $956.1 million was held outside of our VIEs.

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

See Item 1A “Risk Factors - Risks Related to China’s Regulation Environment - Restrictions on currency exchange may limit our ability to use our revenues effectively,” “-Our offshore entities may need to rely on dividends and other distributions on equity paid by the China-based subsidiaries of our subsidiaries Sohu.com Limited, Sogou and Changyou to fund any cash requirements those offshore entities may have. Our offshore entities may not be able to obtain cash from distributions because our subsidiaries and VIEs in China are subject to restrictions imposed by PRC law, and may be subject to future debt covenant restrictions, on paying such dividends or making other payments,” and “- Dividends we receive from our operating subsidiaries located in the PRC are subject to PRC profit appropriation and PRC withholding tax,” and “Risks Related to Our Corporate Structure – Although the Sohu Group holds substantial amounts of cash and cash equivalents, a significant portion of such cash and cash equivalents is held by Changyou and Sogou, and it can be difficult for Sohu to have access to the portion held by Changyou and Sogou. See also “Restrictions and Limitations on Cash Available to Sohu.com Inc.” below and Item 7A “Quantitative and Qualitative Disclosure About Market Risk - Foreign Currency Exchange Rate Risk.”

Cash Generating Ability

Our cash flows were summarized below (in thousands):

	Year Ended December 31,
	2014	2015	2016
Net cash provided by operating activities	$152,283	$506,053	$239,620
Net cash used in investing activities	(438,474)	(69,767)	(50,739)
Net cash used in financing activities	(122,810)	(43,116)	(327,934)
Effect of exchange rate change on cash and cash equivalents	(1,947)	(24,305)	(43,511)
Reclassification of cash and cash equivalents to assets held for sale	0	0	(11,684)

Net increase /(decrease) in cash and cash equivalents	(410,948)	368,865	(194,248)
Cash and cash equivalents at beginning of period	1,287,288	876,340	1,245,205

Cash and cash equivalents at end of period	$876,340	$1,245,205	$1,050,957

Net Cash Provided by Operating Activities

For 2016, $239.6 million net cash provided by operating activities was primarily attributable to our net loss of $115.0 million, adjusted by (i) the add back of non-cash items consisting of $204.6 million in depreciation and amortization, $22.9 million in impairment of intangible and other assets, $19.1 million of share-based compensation expense, $7.1 million in provision for allowance for doubtful accounts, and $0.8 million of other items, (ii) offset by $13.1 million in change in fair value of financial instruments. The increase in cash from $113.2 million in working capital items is also included in operating cash flow.

For 2015, $506.1 million net cash provided by operating activities was primarily attributable to our net income of $108.9 million, adjusted by (i) the add back of non-cash items consisting of $237.4 million in depreciation and amortization expense, $53.4 million in share-based compensation expense, $40.3 million in goodwill impairment and impairment of intangible assets acquired as part of business acquisitions, $17.8 million in impairment of intangible and other assets, a $7.5 million investment loss from equity investments, and $3.1 million of other items, (ii) offset by $55.1 million of gain from the sale of the 7Road business and certain Changyou subsidiaries, $11.9 million of gain from sale of investments, and a $1.3 million change in the fair value of financial instruments. The increase in cash from $106.0 million working capital items is also included in operating cash flow.

For 2014, $152.3 million net cash provided by operating activities was primarily attributable to our net loss of $171.2 million, adjusted by (i) the add back of non-cash items consisting of $208.5 million in depreciation and amortization expense, $57.3 million in share-based compensation expense, $52.3 million in goodwill impairment and impairment of intangible assets acquired as part of business acquisitions, and $1.6 million of other items, (ii) offset by a $2.3 million change in fair value of put option, a $1.6 million change in fair value of financial instruments, and $1.4 million in income from investments in debt securities. The increase in cash from $9.1 million working capital items is also included in operating cash flow.

Net Cash Used in Investing Activities

For 2016, $50.7 million net cash used in investing activities was primarily attributable to (i) $382.9 million used in purchase of financial instruments, $288.9 million used in purchase of fixed assets and intangible assets, $21.0 million used in the purchase of long-term investments, and $18.1 million used in a matching loan from Changyou to SoEasy, (ii) offset by $415.4 million of proceeds from financial instruments, $234.5 million from withdrawal of restricted time deposits ($225.5 million originally used as collateral for Changyou loans from offshore banks and $9.0 million originally used as collateral for credit facilities provided by a bank to certain Sogou employees), $5.1 million from loan repayment by a third party to Changyou, and $5.2 million cash received from other investing activities.

For 2015, $69.8 million net cash used in investing activities was primarily attributable to (i) $646.3 million used in purchase of financial instruments, $243.3 million used in the purchase of fixed assets and intangible assets, $39.5 million used in the purchase of long-term investments (mainly composed of Sohu’s investment of $16.3 million in SoEasy Internet Finance Group Limited and Sogou’s investment of $12.0 million in Zhihu), $20.0 million in funds to a third party, and $13.1 million used in a matching loan from Changyou to SoEasy, (ii) offset by $642.5 million of proceeds from financial instruments, $184.4 million in consideration received from Changyou’s sale of the 7Road business (net of cash in 7Road upon its disposition) and certain Changyou subsidiaries, the withdrawal of $40.4 million in restricted time deposits originally used as collateral for Changyou loans from offshore banks, $15.9 million in consideration received from sales of equity investments, and $9.4 million in return of funds from a third party.

For 2014, $438.5 million net cash used in investing activities was primarily attributable to (i) $210.2 million used in purchase of fixed assets and intangible assets, $209.5 million used in purchase of financial instruments, $106.4 million used in acquisitions, $26.1 million purchase of long-term investments, (ii) offset by $82.0 million of proceeds received from debt securities at maturity, $23.0 million of proceeds from financial instruments, $5.8 million from withdrawal of restricted time deposits originally used as collateral for Changyou loans from offshore banks, and $2.9 million cash proceeds from other investing activities.

Net Cash Used in Financing Activities

For 2016, $327.9 million net cash used in financing activities was primarily attributable to (i) $344.5 million used for repayment of Changyou loans from offshore banks, (ii) offset by $17.0 million Changyou received from a matching loan with SoEasy.

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

Restrictions and Limitations on Cash Available to Sohu.com Inc.

To fund any cash requirements it may have, Sohu.com Inc. may need to rely on dividends and other distributions on equity paid by our subsidiaries Sohu.com Limited, Sogou Inc., and Changyou.com Limited. Since substantially all of our operations are conducted through our indirect Mainland China-based subsidiaries and VIEs, Sohu.com Limited, Sogou Inc., and Changyou.com Limited may need to rely on dividends, loans or advances made by our PRC subsidiaries and VIEs in order to make dividends and other distributions to us.

The ability of Sohu.com Limited, Sogou Inc., and Changyou.com Limited to receive dividends and distributions from our China-based subsidiaries and VIEs, and the amount of cash available for distribution to, and use by, Sohu.com Inc., are subject to certain restrictions and limitations related to PRC law, our subsidiary and VIE structure and U.S. corporate income tax. We do not expect any of such restrictions or taxes to have a material impact on our ability to meet our cash obligations. However, such restrictions and taxes limit our ability to use Sohu Group cash and cash equivalents held by Changyou and its subsidiaries and VIEs, and by Sogou and its subsidiaries and VIEs, for our Sohu business separate from Changyou and Sogou. See “Risk Factors – Risks Related to Our Corporate Structure – Although the Sohu Group holds substantial amounts of cash and cash equivalents, a significant portion of such cash and cash equivalents is held by Changyou and Sogou, and it can be difficult for Sohu to have access to the portion held by Changyou and Sogou.”

PRC Regulations Related to Profit Appropriation, Withholding Tax on Dividends and Foreign Currency Exchange

Regulations in the PRC currently permit payment of dividends of a PRC company only out of accumulated profits as determined in accordance with accounting standards and regulations in China. Our China-based WFOEs are also required to set aside each year to their general reserves at least 10% of their after-tax profit based on PRC accounting standards, until the cumulative amount reaches 50% of their paid-in capital. These reserves may not be distributed as cash dividends, or as loans or advances. Our WFOEs may also allocate a portion of their after-tax profits, at the discretion of their Boards of Directors, to their staff welfare and bonus funds. Any amounts so allocated may not be distributed by Sohu.com Limited, Sogou’s parent company Sohu.com (Search) Limited, or Changyou.com Limited and, accordingly, would not be available for distribution to Sohu.com Inc.

The CIT Law imposes a 10% withholding income tax for dividends distributed by foreign-invested enterprises in the PRC to their immediate holding companies outside Mainland China. A lower withholding tax rate will be applied if there is a tax treaty arrangement between Mainland China and the jurisdiction of the foreign holding company. A holding company in Hong Kong, for example, will be subject to a 5% withholding tax rate under an arrangement between the PRC and the Hong Kong Special Administrative Region on the “Avoidance of Double Taxation and Prevention of Fiscal Evasion with Respect to Taxes on Income and Capital” if such holding company is considered a non-PRC resident enterprise and holds at least 25% of the equity interests in the PRC foreign invested enterprise distributing the dividends, subject to approval of the PRC local tax authority. However, if the Hong Kong holding company is not considered to be the beneficial owner of such dividends under applicable PRC tax regulations, such dividend will remain subject to withholding tax at a rate of 10%. As of December 31, 2016, we had accrued deferred tax liabilities in the amount of $26.0 million for withholding taxes associated with dividends paid by Changyou’s Mainland China-based WFOEs to Changyou’s Hong Kong subsidiary.

Under regulations of the PRC State Administration of Foreign Exchange (“SAFE”), the RMB is not convertible into foreign currencies for capital account items, such as loans, repatriation of investments and investments outside of Mainland China, unless prior approval of the SAFE is obtained and prior registration with the SAFE is made.

PRC Restrictions Related to Our VIE Structure

Substantially all of Changyou.com Limited’s operations are conducted through its VIEs, which generate most of Changyou’s online game revenues. Although Changyou’s subsidiaries received or absorbed a majority of the VIEs’ profits or losses pursuant to contractual agreements between the VIEs and Changyou’s PRC subsidiaries providing for payments to the subsidiaries in return for services provided to the VIEs by the PRC subsidiaries, significant cash balances remained in Changyou’s VIEs as of December 31, 2016. As Changyou’s VIEs are not owned by Changyou’s PRC subsidiaries, the VIEs are not able to make dividend payments to the subsidiaries. Therefore, in order for Sohu.com Inc. or our subsidiaries outside of Mainland China to receive any dividends, loans or advances from Changyou’s PRC subsidiaries, we will need to rely on these contractual payments made by Changyou’s VIEs to Changyou’s PRC subsidiaries. Depending on the nature of services provided by Changyou’s PRC subsidiaries to their corresponding VIEs, certain of these payments will subject to PRC taxes, such as VAT, which will effectively reduce the amount that the PRC subsidiary receives from its corresponding VIE. In addition, the PRC government could impose restrictions on such payments or change the tax rates applicable to such payments.

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

Dividend Policy

The Sohu Group intends to retain all available funds and any future earnings for use in the operation and expansion of its own business, and does not anticipate paying any cash dividends on Sohu.com Inc.’s common stock for the foreseeable future. Future cash dividends distributed by Sohu.com Inc., if any, will be declared at the discretion of Sohu.com Inc.’s Board of Directors and will depend upon future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as our Board of Directors may deem relevant.

CONTRACTUAL OBLIGATIONS

The following table sets forth our contractual obligations as of December 31, 2016 (in thousands):

As of December 31,	2017	2018	2019	2020	2021	Thereafter	Total Payments Required
Purchase of content and services - video	112,051	39,203	81	0	0	0	151,335
Purchase of cinema advertisement slot rights	63,174	46,971	22,633	5,060	0	0	137,838
Purchase of bandwidth	61,731	3,500	1,171	1,055	308	0	67,765
Operating lease obligations	14,543	10,004	2,751	586	58	10	27,952
Expenditures for operating rights for licensed games with technological feasibility	4,178	15,122	0	0	0	0	19,300
Purchase of content and services - others	7,943	166	73	30	0	0	8,212
Fees for operating rights for licensed games in development	1,271	348	0	0	0	0	1,619
Expenditures for titles in game development	259	1,197	0	0	0	0	1,456
Purchase of fixed assets	1,175	0	0	0	0	0	1,175
Others	4,005	4	0	0	0	0	4,009

Total Payments Required	270,330	116,515	26,709	6,731	366	10	420,661

OTHER LONG-TERM LIABILITIES

As a result of our adoption of Accounting Standard Codification 740 “Income Taxes” (ASC 740), we recorded long-term tax payable of $32.6 million related to unrecognized tax benefit, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities.

As a result of our adoption of ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities to be classified as noncurrent on the balance sheet, we recorded all of our deferred tax liabilities of US$39.8 million as long-term liabilities.

At this time, we are unable to make a reasonably reliable estimate of the timing of payments or realization of deferred tax liabilities in individual years beyond 12 months due to uncertainties in the timing of the tax impact of the transactions. As a result, this amount is not included in the table above.

OFF-BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of third parties. We are not subject to any additional potential payments. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity, or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or product development services with us.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Revenue from Contracts with Customers. In May 2014, the FASB issued ASU No. 2014-09, ‘‘Revenue from Contracts with Customers (Topic 606).’’ This guidance supersedes current guidance on revenue recognition in Topic 605, ‘‘Revenue Recognition.’’ In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date of ASU No. 2014-09 for all entities by one year. For publicly-traded business entities that follow U.S. GAAP, the deferral results in the new revenue standards’ being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. We will apply the new revenue standard beginning January 1, 2018, and will not early adopt. We have set up an implementation team that is currently in the process of analyzing each of our revenue streams in accordance with the new revenue standard to determine the impact on our consolidated financial statements. We plan to continue the evaluation, analysis, and documentation of our adoption of ASU 2014-09 (including those subsequently issued updates that clarify ASU 2014-09’s provisions) throughout 2017 as we work towards the implementation and finalize our determination of the impact that the adoption will have on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. Additionally, the new guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We adopted this guidance retrospectively during the fourth quarter of 2016. Accordingly, our consolidated balance sheets as of December 31, 2016 and 2015 reflect the new classification. As a result of the adoption of this guidance, $4.7 million of current deferred tax assets and $24.9 million of deferred tax liabilities were reclassified to non-current as of December 31, 2015.

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

Leases. On February 25, 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases. ASU 2016-02 specifies the accounting for leases. For operating leases, ASU 2016-02 requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions. ASU 2016-02 is effective for publicly-traded companies for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the impact of adopting this standard on our consolidated financial statements.

Compensation – Stock Compensation. On March 30, 2016, the FASB issued ASU 2016-09 (“ASU 2016-09”), Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; (c) classification in the statement of cash flows; and (d) accounting for forfeitures of share-based payments. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We do not expect the standard to have a material impact on us.

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

Statement of Cash Flows (Topic 230): Restricted Cash. In November 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim period within those fiscal years. Early adoption is permitted, including adoption in an interim period. The standard should be applied using a retrospective transition method to each period presented. We are currently evaluating the impact of adopting this standard on our consolidated financial statements.

Business Combinations (Topic 805): Clarifying the Definition of a Business. In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The standard should be applied prospectively on or after the effective date. We will evaluate the impact of adopting this standard prospectively upon any transactions of acquisitions or disposals of assets or businesses.

Simplifying the Test for Goodwill Impairment. In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, “Simplifying the Test for Goodwill Impairment.” The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact of adopting this standard on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATE RISK

While our reporting currency is the U.S. dollar, to date the majority of our revenues and costs are denominated in RMB and a significant portion of our assets and liabilities are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between the U.S. dollar and the RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues and assets as expressed in our U.S. dollar financial statements will decline. For example, our revenues for the year ended December 31, 2016 were $1.65 billion and our total assets as of December 31, 2016 were $2.57 billion, representing revenues of RMB11.45 billion and total assets of RMB17.81 billion at the noon buying rate of RMB 6.9370 to $1.00 on December 31, 2016. If the value of the RMB were to depreciate by approximately 10% to RMB 7.6307 to $1.00, the value of the same amount of RMB-denominated revenue and total assets in U.S. dollars would be $1.50 billion and $2.33 billion, respectively.

The RMB is currently freely convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment. In addition, commencing on July 21, 2005, China reformed its exchange rate regime by changing to a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies. Under the managed floating exchange rate regime, the RMB is no longer pegged to the U.S. dollar, and the People’s Bank of China will announce the closing prices of foreign currencies such as the U.S. dollar traded against the RMB in the inter-bank foreign exchange market after the closing of the market on each business day, and will make such prices the central parity for trading against the RMB on the following business day. On June 19, 2010, the People’s Bank of China announced that it had decided to proceed further with the reform of the RMB exchange rate regime to enhance the flexibility of the RMB exchange rate and that emphasis would be placed on reflecting market supply and demand with reference to a basket of currencies. While so indicating its intention to make the RMB’s exchange rate more flexible, the People’s Bank of China ruled out any sharp fluctuations in the currency or a one-off adjustment. On March 17, 2014, the People’s Bank of China announced a policy to expand the maximum daily floating range of RMB trading prices against the U.S. dollar in the inter-bank spot foreign exchange market to 2%. In 2016, the RMB depreciated significantly. The center point of the currency’s official trading band was 6.5486 in January and was 6.9189 in December, which contributed to a decline in the Company’s 2016 revenues, which are reported in U.S. dollars. In the long term, the RMB may appreciate or depreciate more significantly in value against the U.S. dollar or other foreign currencies, depending on the market supply and demand with reference to a basket of currencies.

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

The following table sets forth a summary of our foreign currency sensitive financial instruments as of December 31, 2016. These financial instruments are recorded at their fair value.

	Denominated in (in thousands)
	US$	RMB	HK$	Others	Total
Cash and cash equivalents	$650,768	$393,762	$2,872	$3,555	$1,050,957
Short-term investments	0	247,926	0	0	247,926
Accounts receivable, net	4,548	183,694	925	0	189,167
Prepaid and other current assets	7,151	251,937	224	821	260,133
Available-for-sale equity securities	0	0	0	10,381	10,381
Assets held for sale	0	103,079	0	0	103,079
Restricted time deposits	240	29	0	0	269
Liabilities held for sale	0	3,902	0	0	3,902
Other current liabilities	42,476	886,112	217	35	928,840
Long-term accounts payable	0	744	0	0	744

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

INFLATION RATE RISK

According to the National Bureau of Statistics of China, the consumer price index grew 2.0% in 2016, compared to an increase of 1.4% in 2015. This increase in the rate of inflation and any additional increases in the future could have an adverse effect on our business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements appears beginning on page F-1 of this report and is incorporated into this Item 8. Quarterly Results of Operations information is included in this report and is incorporated into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Acting Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date our disclosure controls and procedures were effective and designed to ensure that all material information relating to Sohu.com Inc. required to be included in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers Zhong Tian LLP, an independent registered public accounting firm, as stated in their report which is included in this report on pages F-2.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company’s fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in the Proxy Statement for Sohu’s 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about April 28, 2017 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in the Proxy Statement for Sohu’s 2017 Annual Meeting of Stockholders under the heading “Executive Compensation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item, other than the table included below, will be included in the Proxy Statement for Sohu’s 2017 Annual Meeting of Stockholders under the heading “Beneficial Ownership of Common Stock” and is incorporated herein by reference.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (in thousands)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (in thousands)

Equity compensation plans approved by security holders-2010 Stock Incentive Plan
Stock Options	75	$0.001	225
Restricted Stock Units	1	0	0

Subtotal	76		225
Equity compensation plans not approved by security holders	0		0

Total	76		225

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the Proxy Statement for Sohu’s 2017 Annual Meeting of Stockholders under the heading “Transactions with Related Persons” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the Proxy Statement for Sohu’s 2017 Annual Meeting of Stockholders under the heading “Principal Accountant Fees, Services and Pre-approval Process” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements

Please see the accompanying Consolidated Financial Statements beginning on page F-1 of this report which are included in Item 8 above.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: February 27, 2017

Sohu.com Inc.

By:	/s/ JOANNA LV
Joanna Lv
Acting Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Charles Zhang and Joanna Lv, and each of them, his true and lawful proxies, attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign and title with the SEC any and all amendments to this Annual Report on Form 10-K, together with all exhibits thereto, (ii) act, sign and file such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith, and (iii) take any and all actions which may be necessary or appropriate in connection therewith, granting unto such agents, proxies and attorneys-in-fact, and each of them and his and their substitute or substitutes, full power and authority to do and perform each and every act and thing necessary or appropriate to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby approving, ratifying and confirming all that such agents, proxies and attorneys-in-fact, any of them or any of his or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ CHARLES ZHANG	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 27, 2017
Charles Zhang

/s/ JOANNA LV	Acting Chief Financial Officer	February 27, 2017
Joanna Lv	(Principal Financial Officer and Principal Accounting Officer)

/s/ CHARLES HUANG	Director	February 27, 2017
Charles Huang

/s/ DAVE QI	Director	February 27, 2017
Dave Qi

/s/ SHI WANG	Director	February 27, 2017
Shi Wang

/s/ JOHN DENG	Director	February 27, 2017
John Deng

SOHU.COM INC.

All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the

Consolidated Financial Statements or Notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders of Sohu.com Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Sohu.com Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report on internal control over financial reporting appearing under Item 9A of Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it classifies deferred income taxes in 2016.

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

PricewaterhouseCoopers Zhong Tian LLP

Beijing, the People’s Republic of China

February 27, 2017

SOHU.COM INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	As of December 31,
	2015	2016
ASSETS
Current assets:
Cash and cash equivalents	$1,245,205	$1,050,957
Restricted time deposits	227,285	0
Short-term investments	174,515	247,926
Accounts receivable, net	273,617	189,167
Assets held for sale	0	103,079
Prepaid and other current assets (including $15,820 and $29,019, respectively, due from a related party as of December 31, 2015 and 2016)	154,217	260,133

Total current assets	2,074,839	1,851,262

Fixed assets, net	508,692	503,631
Goodwill	154,219	68,290
Long-term investments, net	62,093	74,273
Intangible assets, net	55,415	32,131
Restricted time deposits	136,694	269
Prepaid non-current assets	6,254	4,734
Other assets	43,988	29,100

Total assets	$3,042,194	$2,563,690

LIABILITIES
Current liabilities:
Accounts payable (including accounts payable of consolidated variable interest entities (“VIEs”) without recourse to the Company of $23,757 and $15,824, respectively, as of December 31, 2015 and 2016)	$129,025	$193,209
Accrued liabilities (including accrued liabilities of consolidated VIEs without recourse to the Company of $79,012 and $96,695, respectively, as of December 31, 2015 and 2016)	309,657	324,876
Receipts in advance and deferred revenue (including receipts in advance and deferred revenue of consolidated VIEs without recourse to the Company of $55,319 and $44,797, respectively, as of December 31, 2015 and 2016)	135,385	118,951
Accrued salary and benefits (including accrued salary and benefits of consolidated VIEs without recourse to the Company of $11,357 and $10,306, respectively, as of December 31, 2015 and 2016)	99,631	92,475
Taxes payable (including taxes payable of consolidated VIEs without recourse to the Company of $21,244 and $11,475, respectively, as of December 31, 2015 and 2016)	67,480	40,014
Short-term bank loans (including short-term bank loans of consolidated VIEs without recourse to the Company of nil as of both December 31, 2015 and 2016)	344,500	0
Liabilities held for sale (including liabilities held for sale of consolidated VIEs without recourse to the Company of nil and $3,232, respectively, as of December 31, 2015 and 2016)	0	3,902
Other short-term liabilities (including other short-term liabilities of consolidated VIEs without recourse to the Company of $106,976 and $89,994, respectively, as of December 31, 2015 and 2016, and due to a related party of $13,005 and $28,678, respectively, as of December 31, 2015 and 2016.)	154,017	159,315

Total current liabilities	1,239,695	932,742

	As of December 31,
	2015	2016
Long-term accounts payable (including long-term accounts payable of consolidated VIEs without recourse to the Company of $2,858 and nil, respectively, as of December 31, 2015 and 2016)	4,600	744
Long-term taxes payable (including long-term taxes payable of consolidated VIEs without recourse to the Company of $180 and $13,463, respectively, as of December 31, 2015 and 2016)	24,732	32,625
Deferred tax liabilities (including deferred tax liabilities of consolidated VIEs without recourse to the Company of $1,490 and $1,273, respectively, as of December 31, 2015 and 2016)	42,415	39,784

Total long-term liabilities	71,747	73,153

Total liabilities	$1,311,442	$1,005,895

Commitments and contingencies
SHAREHOLDERS’ EQUITY
Sohu.com Inc. shareholders’ equity:
Common stock: $0.001 par value per share (75,400 shares authorized; 38,653 shares and 38,742 shares, respectively, issued and outstanding as of December 31, 2015 and 2016)	$45	$45
Additional paid-in capital	798,357	821,867
Treasury stock (5,889 shares as of both December 31, 2015 and 2016)	(143,858)	(143,858)
Accumulated other comprehensive income	50,151	3,220
Retained earnings	536,327	312,306

Total Sohu.com Inc. shareholders’ equity	1,241,022	993,580
Noncontrolling interest	489,730	564,215

Total shareholders’ equity	1,730,752	1,557,795

Total liabilities and shareholders’ equity	$3,042,194	$2,563,690

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME /(LOSS)

(In thousands, except per share data)

	Year Ended December 31,
	2014	2015	2016
Revenues:
Online advertising:
Brand advertising (including revenues generated from a related party of nil, nil and $862, respectively, for 2014, 2015 and 2016)	$541,158	$577,114	$447,956
Search and search-related	357,839	539,521	597,133

Subtotal of online advertising revenues	898,997	1,116,635	1,045,089

Online games	652,008	636,846	395,709
Others	122,072	183,610	209,633

Total revenues	1,673,077	1,937,091	1,650,431

Cost of revenues:
Online advertising:
Brand advertising	307,708	383,187	371,085
Search and search-related	163,918	238,944	290,158

Subtotal of cost of online advertising revenues	471,626	622,131	661,243

Online games	142,549	156,315	96,168
Others	71,459	80,618	102,389

Total cost of revenues	685,634	859,064	859,800

Gross profit	987,443	1,078,027	790,631

Operating expenses:
Product development	409,285	398,143	353,144
Sales and marketing (including expenses generated for a related party of nil, nil and $216, respectively, for 2014, 2015 and 2016)	526,514	383,931	434,780
General and administrative	204,325	173,160	119,841
Goodwill impairment and impairment of intangible assets acquired as part of business acquisitions	52,282	40,324	0

Total operating expenses	1,192,406	995,558	907,765

Operating profit /(loss)	(204,963)	82,469	(117,134)

Other income/(expense), net	9,959	74,526	(10,713)
Interest income (including interest income generated from a related party of nil, $435, and $1,244, respectively, for 2014, 2015 and 2016)	37,560	30,643	22,499
Interest expense (including interest expense generated from a related party of nil, $106, and $662, respectively, for 2014, 2015 and 2016)	(6,583)	(7,184)	(1,356)
Exchange difference	(1,142)	5,337	12,803

Income /(loss) before income tax expense	(165,169)	185,791	(93,901)
Income tax expense	6,050	76,936	21,072

Net income /(loss)	(171,219)	108,855	(114,973)
Less: Net income /(loss) attributable to the noncontrolling interest shareholders	(32,309)	146,542	109,048
Dividend or deemed dividend to a noncontrolling Sogou Series A Preferred shareholder	27,747	11,911	0

Net loss attributable to Sohu.com Inc.	$(166,657)	$(49,598)	$(224,021)

	Year Ended December 31,
	2014	2015	2016
Net income /(loss)	$(171,219)	$108,855	$(114,973)
Foreign currency translation adjustments	(4,621)	(90,665)	(73,235)
Change in unrealized gain /(loss) for available-for-sale securities	(3,769)	3,010	(3,920)

Other comprehensive loss	(8,390)	(87,655)	(77,155)

Comprehensive income /(loss)	(179,609)	21,200	(192,128)
Less: Comprehensive income /(loss) attributable to noncontrolling interest shareholders	(33,797)	118,138	78,824
Dividend or deemed dividend to a noncontrolling Sogou Series A Preferred shareholder	27,747	11,911	0

Comprehensive loss attributable to Sohu.com Inc.	(173,559)	(108,849)	(270,952)

Basic net loss per share attributable to Sohu.com Inc.	$(4.33)	$(1.28)	$(5.79)

Shares used in computing basic net loss per share attributable to Sohu.com Inc.	38,468	38,598	38,706

Diluted net loss per share attributable to Sohu.com Inc.	$(4.43)	$(1.32)	$(5.83)

Shares used in computing diluted net loss per share attributable to Sohu.com Inc.	38,468	38,598	38,706

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2015	2016
Cash flows from operating activities:
Net income /(loss)	$(171,219)	$108,855	$(114,973)
Adjustments to reconcile net income /(loss) to net cash provided by operating activities:
Amortization of intangible assets and purchased video content in prepaid expense	130,044	159,945	131,182
Depreciation	78,417	77,421	73,449
Goodwill impairment and impairment of intangible assets acquired as part of business acquisitions	52,282	40,324	0
Share-based compensation expense	57,264	53,443	19,120
Impairment loss of other assets	1,687	17,837	22,906
Investment (income) /loss from investments in debt securities and equity investments	(1,370)	7,509	2,085
Provision /(Reversal) for allowance for doubtful accounts	(4)	2,175	7,109
Change in fair value of China Web put option	(2,304)	0	0
Gain from sale of the 7Road business and certain Changyou subsidiaries	0	(55,139)	0
Gain from sale of equity investments	0	(11,942)	(149)
Change in fair value of financial instruments	(1,611)	(1,331)	(13,133)
Others	(38)	968	(1,182)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(74,428)	(61,917)	62,520
Prepaid and other assets	30,577	101	15,091
Accounts payable	(11,144)	2,208	40,273
Receipts in advance and deferred revenue	14,353	11,782	(8,152)
Taxes payable	(16,256)	29,573	(36,666)
Deferred tax	(20,629)	6,020	5,268
Accrued liabilities and other short-term liabilities	86,662	118,221	34,872

Net cash provided by operating activities	152,283	506,053	239,620
Cash flows from investing activities:
Purchase of fixed assets	(90,896)	(101,076)	(105,063)
Purchase of intangible and other assets	(119,290)	(142,212)	(183,791)
Purchase of long-term investments	(26,135)	(39,547)	(20,950)
Funds to a third party	0	(20,033)	0
Return of funds from a third party	0	9,415	5,061
Matching loan to a related party	0	(13,086)	(18,115)
Consideration received from sale of the 7Road business and certain Changyou subsidiaries, net of cash in 7Road upon its disposition	0	184,354	0

	Year Ended December 31,
	2014	2015	2016
Release of restricted time deposits	5,763	40,372	234,462
Proceeds received from sale of equity investment	0	15,938	0
Proceeds from financial instruments	22,981	642,471	415,383
Purchase of financial instruments	(209,489)	(646,322)	(382,908)
Acquisitions, net of cash acquired	(106,369)	0	0
Proceeds received from debt securities at maturity	82,009	0	0
Other cash proceeds related to investing activities	2,952	(41)	5,182

Net cash used in investing activities	(438,474)	(69,767)	(50,739)
Cash flows from financing activities:
Matching loan from a related party	0	12,900	17,041
Issuance of common stock	611	2,124	0
Exercise of share-based awards in subsidiary	425	7	291
Repayments of loans from offshore banks	(410,194)	(25,500)	(344,500)
Repurchase of Sogou Series A Preferred Shares from noncontrolling shareholders	(47,285)	(21,015)	0
Repurchase of Changyou American depositary shares (“ADSs”)	(3,577)	(14,506)	0
Repurchase of Sogou Class A Ordinary Shares from noncontrolling shareholders	(24,679)	0	0
Proceeds of loans from offshore banks	370,000	0	0
Payment of contingent consideration	(2,813)	0	0
Other cash proceeds /(payments) related to financing activities	(5,298)	2,874	(766)

Net cash used in financing activities	(122,810)	(43,116)	(327,934)
Effect of exchange rate changes on cash and cash equivalents	(1,947)	(24,305)	(43,511)
Reclassification of cash and cash equivalents to assets held for sale	0	0	(11,684)

Net increase /(decrease) in cash and cash equivalents	(410,948)	368,865	(194,248)
Cash and cash equivalents at beginning of year	1,287,288	876,340	1,245,205

Cash and cash equivalents at end of year	$876,340	$1,245,205	$1,050,957

Supplemental cash flow disclosures:
Cash paid for income taxes	(5,262)	(43,988)	(25,179)
Cash paid for interest expense	(6,283)	(7,235)	(965)
Barter transactions	1,651	1,808	12,384
Supplemental schedule of non-cash investing activity:
Changes in payables and other liabilities related to fixed assets and intangible assets additions	53,309	20,270	35,470
Consideration payable for acquisitions and equity investment	5,000	5,722	0

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

SOHU.COM INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

Year Ended December 31, 2015

(In thousands)

		Sohu.com Inc. Shareholders’ Equity
	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$1,688,906	$44	$650,148	$(143,858)	$109,402	$585,925	$487,245
Issuance of common stock	2,126	1	2,125	0	0	0	0
Repurchase of Changyou ADSs	(14,506)	0	(9,971)	0	0	0	(4,535)
Share-based compensation expense	53,561	0	30,181	0	0	0	23,380
Settlement of share-based awards in subsidiary	516	0	34,697	0	0	0	(34,181)
Repurchase of Sogou Series A Preferred Shares from noncontrolling shareholders	(21,329)	0	90,719	0	0	(11,911)	(100,137)
Purchase of noncontrolling interest in RaidCall	0	0	458	0	0	0	(458)
Noncontrolling interest recognized in domestic companies	278	0	0	0	0	0	278
Net income/(loss) attributable to Sohu.com Inc. and noncontrolling interest shareholders	108,855	0	0	0	0	(37,687)	146,542
Accumulated other comprehensive loss	(87,655)	0	0	0	(59,251)	0	(28,404)
Ending balance	$1,730,752	$45	$798,357	$(143,858)	$50,151	$536,327	$489,730

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC. CONSOLIDATED STATEMENT OF CHANGES IN EQUITY Year Ended December 31, 2016 (In thousands)
		Sohu.com Inc. Shareholders’ Equity
	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$1,730,752	$45	$798,357	$(143,858)	$50,151	$536,327	$489,730
Share-based compensation expense	19,120	0	2,678	0	0	0	16,442
Settlement of share-based awards in subsidiary	337	0	19,501	0	0	0	(19,164)
Contribution from noncontrolling interest shareholder	0	0	1,333	0	0	0	(1,333)
Disposal of noncontrolling interest	(238)	0	0	0	0	0	(238)
Net income/(loss) attributable to Sohu.com Inc. and noncontrolling interest shareholders	(114,973)	0	0	0	0	(224,021)	109,048
Accumulated other comprehensive loss	(77,155)	0	0	0	(46,931)	0	(30,224)
Others	(48)	0	(2)	0	0	0	(46)

Ending balance	$1,557,795	45	821,867	(143,858)	3,220	312,306	564,215

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

Other Business

Sohu also engages in the other business, which consists primarily of paid subscription services, interactive broadcasting services, sub-licensing of purchased video content to third parties, content provided through the platforms of the three main telecommunications operators in China, and the filming business. Revenues generated by Sohu from the other business are classified as other revenues in the Sohu Group’s consolidated statements of comprehensive income.

Sogou’s Business

Search and Search-related Business

The search and search-related business primarily offers advertisers pay-for-click services, as well as online marketing services on Web directories operated by Sogou. Pay-for-click services enable advertisers’ promotional links to be displayed on the Sogou search result pages and Sogou Website Alliance members’ Internet properties where the links are relevant to the subject and content of such properties. Both pay-for-click services and online marketing services on Web directories operated by Sogou expand distribution of its advertisers’ promotional links and advertisements by leveraging traffic on Sogou Website Alliance members’ Internet properties including Web content, software and mobile applications. The search and search-related business benefits from Sogou’s collaboration with Tencent Holdings Limited (together with its subsidiaries, “Tencent”), which provides Sogou access to traffic and content generated from users of products and services provided by Tencent.

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

Changyou’s Business

Changyou’s business lines consist of the online game business; the platform channel business, which consists primarily of online advertising and IVAS business; and the cinema advertising business.

Online Game Business

Changyou’s online game business offers to game players (a) PC games, which are interactive online games that are accessed and played simultaneously by hundreds of thousands of game players through personal computers and require that local client-end game access software be installed on the computers used and (b) mobile games, which are played on mobile devices and require an Internet connection. Prior to the sale of Shenzhen 7Road Technology Co., Ltd., or Shenzhen 7Road, in August 2015, Changyou’s online games also included Web games, which became an insignificant part of Changyou’s online game business following the sale. All of Changyou’s games are operated under the item-based revenue model, meaning that game players can play the games for free, but can choose to pay for virtual items, which are non-physical items that game players can purchase and use within a game, such as gems, pets, fashion items, magic medicine, riding animals, hierograms, skill books and fireworks. Revenues derived from the operation of online games are classified as online game revenues in the Sohu Group’s consolidated statements of comprehensive income.

Changyou’s dominant game is TLBB, a PC based client-end game. For the year ended December 31, 2016, revenues from the PC game TLBB were $219.7 million, accounting for approximately 56% of Changyou’s online game revenues, approximately 42% of Changyou’s total revenues and approximately 13% of the Sohu Group’s total revenues.

Platform Channel Business

Changyou’s platform channel business consists primarily of the operation of the 17173.com Website, one of the leading information portals in China, which provides news, electronic forums, online videos and other information services on online games to game players. Changyou’s platform channel business also offers a number of software applications for PCs and mobile devices through the Dolphin Browser and RaidCall. RaidCall provides online music and entertainment services, primarily in Taiwan. The Dolphin Browser, which is operated by MoboTap, is a gateway to a host of user activities on mobile devices, with the majority of its users based in Europe, Russia and Japan. As Changyou management had determined that the Dolphin Browser was unable to provide expected synergies with Changyou’s platform channel business, in 2016, Changyou’s Board of Director approved the disposal of Changyou’s 51% equity interest in MoboTap Inc. (collectively with its subsidiaries and VIEs “MoboTap”), which is the mobile technology developer behind the Dolphin Browser. As of December 31, 2016, Changyou has been negotiating with a potential buyer on the terms of disposal. Accordingly, the assets and liabilities attributable to MoboTap are classified as assets and liabilities held for sale and measured at the lower of their carrying amounts or their fair value, less cost to sell, in the Group’s consolidated balance sheet as of December 31, 2016. All revenues generated by the 17173.com Website are classified as brand advertising revenues, IVAS revenues generated by the Dolphin Browser and by RaidCall are classified as other revenues, and a relatively small amount of online game revenues generated by the Dolphin Browser are included in online game revenues, in the Group’s consolidated statements of comprehensive income.

Cinema Advertising Business

Changyou also operates a cinema advertising business, which consists primarily of the acquisition, from operators of movie theaters, and the sale, to advertisers, of pre-film advertising slots, which are advertisements shown before the screening of a movie in a cinema theatre. Revenues generated by Changyou’s cinema advertising business are classified as other revenues in the Sohu Group’s consolidated statements of comprehensive income.

2. Summary of Significant Accounting Policies

Accounting Standards

The consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”) to reflect the financial position and results of operations of the Sohu Group.

Use of Estimates

The preparation of these financial statements requires the Sohu Group to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an on-going basis, the Group evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Identified below are the accounting policies that reflect the Group’s most significant estimates and judgments, and those that the Group believes are the most critical to fully understanding and evaluating its consolidated financial statements.

Basis of Consolidation and Recognition of Noncontrolling Interest

The Sohu Group’s consolidated financial statements include the accounts of Sohu.com Inc. and its subsidiaries and consolidated VIEs. All intercompany transactions are eliminated.

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

Noncontrolling Interest Recognition

Noncontrolling interests are recognized to reflect the portion of the equity of subsidiaries and VIEs which is not attributable, directly or indirectly, to the controlling shareholders. Currently, the noncontrolling interests in the Sohu Group’s consolidated financial statements primarily consist of noncontrolling interests for Sogou and Changyou.

Noncontrolling Interest for Sogou

Sogou’s Share Structure

As of December 31, 2016, Sogou had outstanding a combined total of 334,746,495 ordinary shares and preferred shares held as follows:

(i)	Sohu.com Inc.: 131,697,750 Class A Ordinary Shares, of which 4,484,500 shares may be purchased by Sohu management and key employees under an option arrangement;

(ii)	Photon Group Limited, an investment vehicle of the Sohu Group’s Chairman and Chief Executive Officer Charles Zhang (“Photon”): 32,000,000 Series A Preferred Shares;

(iii)	Tencent: 6,757,875 Class A Ordinary Shares, 65,431,579 Series B Preferred Shares and 79,368,421 non-voting Class B Ordinary Shares; and

(iv)	Various employees of Sogou and Sohu: 19,490,870 Class A Ordinary Shares.

Sohu’s Shareholding in and Control of Sogou

As of December 31, 2016, Sohu.com Inc. held approximately 36% of the outstanding equity capital of Sogou on a fully-diluted basis assuming for such purpose that all share options under the Sogou 2010 Share Incentive Plan and all share options under the Sohu Management Sogou Share Option Arrangement are granted and exercised, and that all of the Sogou Class A Ordinary Shares that Sogou has repurchased are re-issued to shareholders other than Sohu.com Inc. Also as of December 31, 2016, Sohu.com Inc. held over 50% of the total voting power of Sogou on a fully-diluted basis and controlled the election of a majority of the Board of Directors of Sogou, assuming that Tencent’s non-voting Class B Ordinary Shares are converted to voting shares, that all of the Sogou Class A Ordinary Shares that Sogou has repurchased are re-issued to shareholders other than Sohu.com Inc., and that all Sogou share options under the Sogou 2010 Share Incentive Plan and all Sogou share options under the Sohu Management Sogou Share Option Arrangement are granted and exercised.

As Sogou’s controlling shareholder, Sohu.com Inc. consolidates Sogou in its consolidated financial statements, and recognizes noncontrolling interest reflecting economic interests in Sogou held by shareholders other than Sohu.com Inc. (the “Sogou noncontrolling shareholders”). Sogou’s net income/(loss) attributable to the Sogou noncontrolling shareholders is recorded as noncontrolling interest in the Sohu Group’s consolidated statements of comprehensive income. Sogou’s cumulative results of operations attributable to the Sogou noncontrolling shareholders, along with changes in shareholders’ equity/(deficit) and adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled and the Sogou noncontrolling shareholders’ investments in Sogou Series A Preferred Shares and Series B Preferred Shares (collectively, the “Sogou Preferred Shares”) and Ordinary Shares are accounted for as a noncontrolling interest classified as permanent equity in the Sohu Group’s consolidated balance sheets, as the Sohu Group has the right to reject a redemption requested by the noncontrolling shareholders. These treatments are based on the terms governing the investment, and on the terms of the classes of Sogou shares held, by the noncontrolling shareholders in Sogou.

Principles of Allocation of Sogou’s Profit and Loss

By virtue of the terms of Sogou Preferred Shares and Class A Ordinary Shares and Class B Ordinary Shares, Sogou’s losses are allocated in the following order:

(i)	net losses are allocated to holders of Sogou Class A Ordinary Shares and the holder of Sogou Class B Ordinary Shares until their basis in Sogou decreased to zero;

(ii)	additional net losses are allocated to holders of Sogou Series A Preferred Shares until their basis in Sogou decreased to zero;

(iii)	additional net losses are allocated to the holder of Sogou Series B Preferred Shares until its basis in Sogou decreases to zero; and

(iv)	further net losses are allocated between Sohu.com Inc. and noncontrolling shareholders based on their shareholding percentage in Sogou.

Net income from Sogou is allocated in the following order:

(i)	net income is allocated between Sohu.com Inc. and noncontrolling shareholders based on their shareholding percentage in Sogou until their basis in Sogou increases to zero;

(ii)	additional net income is allocated to the holder of Sogou Series B Preferred Shares to bring its basis back;

(iii)	additional net income is allocated to holders of Sogou Series A Preferred Shares to bring their basis back;

(iv)	further net income is allocated to holders of Sogou Class A Ordinary Shares and the holder of Sogou Class B Ordinary Shares to bring their basis back; and

(v)	further net income is allocated between Sohu.com Inc. and noncontrolling shareholders based on their shareholding percentage in Sogou.

Key Terms of Sogou Preferred Shares

The following is a summary of some of the key terms of the Sogou Preferred Shares under Sogou’s Memorandum and Articles of Association as currently in effect.

•	Dividend Rights

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

•	Liquidation Rights

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

•	Redemption Rights

The Sogou Preferred Shares are not redeemable at the option of the holders.

•	Conversion Rights

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

•	Voting Rights

Each holder of Sogou Preferred Shares is entitled to cast the number of votes equal to the number of Class A Ordinary Shares into which the Sogou Preferred Shares held by such holder are then convertible.

•	Other Rights

The holders of Sogou Preferred Shares have various other rights typical of preferred share investments.

Key Terms of Sogou Class A Ordinary Shares and Class B Ordinary Shares

The Class A Ordinary Shares and Class B Ordinary Shares have identical rights, except that Class B Ordinary Shares do not have voting rights unless the holders of at least a majority of the then outstanding Class B Ordinary Shares elect, by written notice to Sogou, to convert them into shares with voting rights.

Noncontrolling Interest for Changyou

Changyou is a public company listed on the NASDAQ Global Select Market. As of December 31, 2016, Sohu.com Inc. held approximately 69% of the combined total of Changyou’s outstanding ordinary shares, and controlled approximately 96% of the total voting power in Changyou.

As Changyou’s controlling shareholder, Sohu.com Inc. consolidates Changyou in its consolidated financial statements, and recognizes noncontrolling interest reflecting the economic interest in Changyou held by shareholders other than Sohu.com Inc.(the “Changyou noncontrolling shareholders”). Changyou’s net income /(loss) attributable to the Changyou noncontrolling shareholders is recorded as noncontrolling interest in the Sohu Group’s consolidated statements of comprehensive income, based on their share of the economic interest in Changyou. Changyou’s cumulative results of operations attributable to the Changyou noncontrolling shareholders, along with changes in shareholders’ equity, adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled and adjustment for changes in Sohu.com Inc.’s ownership in Changyou, are recorded as noncontrolling interest in the Sohu Group’s consolidated balance sheets.

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

Fixed Price model

Under the Fixed Price model, a contract is signed to establish a fixed price for the advertising services to be provided. Revenue is recognized based on the contract price and the period of display.

CPM model

Under the CPM model, the unit price for each qualifying display is fixed, but there is no overall fixed price for the advertising services stated in the contract with the advertiser. A qualifying display is defined as the appearance of an advertisement, where the advertisement meets criteria specified in the contract. Revenue is recognized based on the fees charged to the advertisers, which are based on the unit prices and the number of qualifying displays.

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

CPC model

Under the CPC model, there is no overall fixed price for advertising services stated in the contract with the advertiser. The Group charges advertisers on a per-click basis when the users click on the advertisements. The unit price for each click is auction-based. The revenue is recognized based on qualified clicks and unit price.

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

The Sohu Group treats advertising contracts with multiple deliverable elements as separate units of accounting for revenue recognition purposes and recognizes revenue on a periodic basis during the contract period when each deliverable service is provided. Since the contract price is for all deliverables under one advertising contract, the Sohu Group allocates the contract price among all the deliverables at the inception of the arrangement on the basis of their relative selling prices according to the selling price hierarchy established by ASU No. 2009-13. The Group first uses vendor-specific objective evidence of selling price, if it exists. If vendor-specific objective evidence of selling price does not exist, the Group uses third-party evidence of selling price. If neither vendor-specific objective evidence of selling price nor third-party evidence of selling price exists, the Group uses management’s best estimate of selling price for the deliverables.

Search and Search-related Revenues

Search and search-related services primarily include pay-for-click services, as well as online marketing services on Web directories operated by Sogou.

Pay-for-click Services

Pay-for-click services are services that enable advertisers’ promotional links to be displayed on Sogou search result pages and Sogou Website Alliance members’ Internet properties where the links are relevant to the subject and content of such properties. For pay-for-click services, the Sohu Group introduces Internet users to its advertisers through its auction-based pay-for-click systems and charges advertisers on a per-click basis when the users click on the displayed links. Revenue for pay-for-click services is recognized on a per-click basis when the users click on the displayed links.

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

Both pay-for-click services and online marketing services on Web directories operated by Sogou expand distribution of advertisers’ promotional links or advertisements by leveraging traffic on Sogou Website Alliance members’ Internet properties including Web content, software and mobile applications. The Group recognizes gross revenue for the amount of fees it receives from advertisers, as the Group has the primary responsibility for fulfillment and acceptability. Payments made to Sogou Website Alliance members are included in cost of search and search-related revenues as traffic acquisition costs. The Group pays Sogou Website Alliance members based on either revenue-sharing arrangements, under which it pays a percentage of pay-for-click revenues generated from clicks by users of their properties, or on a pre-agreed unit price.

Online Game Revenues

Changyou’s online game revenues are generated primarily from its self-operated and licensed-out PC games and mobile games. Prior to the sale of the 7Road business in 2015, Changyou also offered Web games, which have been an insignificant part of the Group’s business since the sale. Changyou’s online game revenues also include a small amount of revenues generated from online card and board games offered by MoboTap on the Dolphin Browser. All of Changyou’s games are operated under the item-based revenue model, where the basic game play functions are free of charge and players are charged for purchases of in-game virtual items, including those with a predetermined expiration time and perpetual virtual items.

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

Web Games

Changyou continued to operate a small portfolio of self-operated Web games after its sale of the 7Road business in 2015. Proceeds from self-operated Web games are collected from players through the sale of game points.

Licensed Out Games

Changyou also authorizes third parties to operate its online games. Licensed out games include PC games and mobile games developed in house and mobile games jointly developed with third-party developers. Changyou receives monthly revenue-based royalty payments from all the third-party licensee operators. Changyou receives additional up-front license fees from certain third-party licensee operators who are entitled to an exclusive right to operate Changyou’s games in specified geographic areas. Since Changyou is obligated to provide post-sale services, the initial license fees are recognized as revenue ratably over the license period, and the monthly revenue-based royalty payments are recognized when relevant services are delivered, provided that collectability is reasonably assured. Changyou views the third-party licensee operators as Changyou’s customers and recognizes revenues on a net basis, as Changyou does not have the primary responsibility for fulfillment and acceptability of the game services. Changyou remits to the third-party developers a pre-agreed percentage of revenues from jointly developed and licensed out mobile games, and recognizes revenues on a net basis.

Other Revenues

Sohu

Sohu also engages in the other business, which consists primarily of paid subscription services, interactive broadcasting services, sub-licensing of purchased video content to third parties, content provided through the platforms of the three main telecommunications operators in China, and the filming business.

Sogou

Other revenues attributable to Sogou are primarily IVAS revenues derived from the operation of Web games and mobile games of third-party developers as well as other services and products that Sogou provides to users.

Changyou

Other revenues attributable to Changyou are primarily from its cinema advertising business and IVAS.

In its cinema advertising business, Changyou provides clients advertising placements in slots that are shown in theaters before the screening of movies. The rights to place advertisements in such advertising slots are granted under contracts Changyou signs with different theaters. When all the recognition criteria are met, revenues from cinema advertising are recognized based on a percentage of the advertising slots actually delivered or on a straight-line basis over the contract period.

Changyou provides IVAS primarily through software applications for PCs and mobile devices offered by MoboTap on the Dolphin Browser and by RaidCall. Revenues from IVAS are recognized during the period the service rendered or items consumed under the gross method, as Changyou is the principal obligor for provision of the services.

Cost of Revenues

Cost of Online Advertising Revenues

Cost of online advertising revenues includes cost of revenues from brand advertising services as well as cost of revenues from search and search-related services.

Cost of Brand Advertising Revenues

Cost of brand advertising revenues mainly consists of content and license costs, bandwidth leasing costs, and salary and benefits expense.

Cost of Search and Search-related Revenues

Cost of search and search-related revenues mainly consists of traffic acquisition costs, bandwidth leasing costs, depreciation expenses, as well as salary and benefits expenses. Traffic acquisition costs represent payments made to Sogou Website Alliance members. Sogou pays Sogou Website Alliance members based either on revenue-sharing arrangements or on a pre-agreed unit price. Under the revenue-sharing arrangements, the Group pays a percentage of pay-for-click revenues generated from clicks by users of the Website Alliance members’ properties.

Cost of Online Game Revenues

Cost of online game revenues mainly consists of revenue-sharing payments, salary and benefits expense, bandwidth leasing costs, content and license costs, amortization and depreciation expenses, and other direct costs.

Cost of Other Revenues

Cost of other revenues mainly consists of payments to theaters and film production companies for pre-film screening advertising slots, content and license costs related to paid subscription services, revenue-sharing payments related to the IVAS business, and revenue-sharing payments related to interactive broadcasting services.

Product Development Expenses

Product development expenses mainly consist of salary and benefits expenses, content and license expenses, technical service fees, depreciation and amortization expenses, share-based compensation, and facilities expenses. These expenses are incurred for the enhancement and maintenance of the Sohu Group’s Internet platforms as well as for its products and services, including the development costs of online games prior to the establishment of technological feasibility and maintenance costs after the online games are available for marketing.

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

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses, professional service fees, facility expenses, travel expenses, share-based compensation expense, and depreciation and amortization expenses.

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

Options for the purchase of Sohu common stock contractually granted under the Sohu 2010 Stock Incentive Plan are subject to vesting in four equal installments over a period of four years, with each installment vesting upon satisfaction of a service period requirement and certain subjective performance targets. Under ASC 718-10-25, no grant date can be established until a mutual understanding is reached between Sohu and the recipients clarifying the subjective performance requirements. In accordance with ASC 718-10-55, as the service inception date preceded the grant date, compensation expense was accrued beginning on the service inception date and will be re-measured on each subsequent reporting date before the grant date is established, based on the then-current fair value of the awards. The estimate of the awards’ fair values will be fixed in the period in which the grant date occurs, and cumulative compensation expense will be adjusted based on the fair value at the grant date. In determining the fair values of the stock options granted, the public market price of the underlying shares at each reporting date was used, and a binomial valuation model was applied.

Sogou Share-based Awards

In determining the fair value of share options granted by Sogou as share-based awards, the income approach /discounted cash flow method with a discount for lack of marketability was applied, given that the shares underlying the awards were not publicly traded at the time of grant. Certain persons who became Sogou employees when Tencent’s Soso search-related businesses were transferred to Sogou on September 16, 2013 had been granted restricted share units under Tencent’s share award arrangements prior to the transfer of the businesses to Sogou. These Tencent restricted share units will continue to vest under the original Tencent share award arrangements provided the transferred employees continue to be employed by Sogou during the requisite service period. After the transfer of the Soso search-related businesses to Sogou, Sogou applied the guidance in ASC 505-50 to measure the related compensation expense, based on the then-current fair value at each reporting date, as the expense is deemed to have been incurred by Tencent as an investor on Sogou’s behalf. To determine the then-current fair value of the Tencent restricted share units granted to these employees, the public market price of the underlying shares at each reporting date was applied. Because Sogou is not required to reimburse Tencent for such share-based compensation expense, the related amount was recorded by Sogou as a capital contribution from Tencent.

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

Options for the purchase of Changyou Class A ordinary shares contractually granted under the Changyou 2014 Share Incentive Plan are subject to vesting in four equal installments over a period of four years, with each installment vesting upon satisfaction of a service period requirement and certain subjective performance targets. Under ASC 718-10-25, no grant date can be established until a mutual understanding is reached between Changyou and the recipients clarifying the subjective performance requirements. In accordance with ASC 718-10-55, as the service inception date preceded the grant date, compensation expense was accrued beginning on the service inception date and will be re-measured on each subsequent reporting date before the grant date is established, based on the then-current fair value of the awards. The estimate of the awards’ fair values will be fixed in the period in which the grant date occurs, and cumulative compensation expense will be adjusted based on the fair values at the grant date. In determining the fair values of Changyou share options granted, the public market price of the underlying shares at each reporting date was used, and a binomial valuation model was applied.

Compensation Expense Recognition

For options and restricted share units granted with respect to Sohu (excluding Sohu Video) shares and Changyou shares, compensation expense is recognized on an accelerated basis over the requisite service period. For share options granted with respect to Sogou shares, compensation expense is recognized on a straight-line basis over the estimated period during which the service period requirement and performance target will be met. For Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search-related businesses, compensation expense is recognized by Sogou on an accelerated basis over the requisite service period, and the fair value of the share-based compensation is re-measured at each reporting date until vesting date. The number of share-based awards for which the service is not expected to be rendered over the requisite period is estimated, and no compensation expense is recorded for the number of awards so estimated.

Sohu Video Share-based Awards

On January 4, 2012, Sohu Video, the holding entity of Sohu’s video division, adopted a 2011 Share Incentive Plan (the “Video 2011 Share Incentive Plan”) which provides for the issuance of up to 25,000,000 ordinary shares of Sohu Video (representing approximately 10% of the outstanding Sohu Video shares on a fully-diluted basis) to management and key employees of the video division and to Sohu management. As of December 31, 2016, grants of options for the purchase of 16,368,200 ordinary shares of Sohu Video had been contractually made, of which options for the purchase of 4,972,800 ordinary shares were vested.

For purposes of ASC 718-10-25, as of December 31, 2016, no grant date had occurred, because the broader terms and conditions of the option awards had neither been finalized nor mutually agreed upon with the recipients. Therefore the fair value of the awards was not determinable and could not be accounted for. In accordance with ASC 718-10-55, the Group’s management determined that the service inception date with respect to vested option awards for the purchase of 4,972,800 shares had preceded the grant date. Therefore, the Group recognized compensation expense for these vested Sohu Video share-based awards and re-measured, and will re-measure, the compensation expense on each subsequent reporting date based on the then-current fair values of these vested awards until the grant date is established.

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

In November 2015, the FASB issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes, which requires deferred income tax liabilities and assets to be classified as non-current in a classified balance sheet, and eliminates the prior guidance, which required an entity to separate deferred tax liabilities and assets into a current amount and a non-current amount in a classified balance sheet. The standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. Additionally, the new guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.

The Group changed the manner in which it classifies deferred tax assets and liabilities retrospectively from the fourth quarter of 2016 due to the early adoption of Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes. As a result of the adoption of this guidance, the deferred tax assets and deferred tax liabilities as of December 31, 2016 and 2015 were re-classified from current assets and liabilities to long-term assets and liabilities.

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

PRC Value Added Tax

Effective September 1, 2012, a pilot program (the “Pilot Program”) for transition from the imposition of PRC business tax (“Business Tax”) to the imposition of value-added tax (“VAT”) was implemented for revenues from certain industries and certain cities. Prior to Pilot Program, the Group was mainly subject to a 5% PRC business tax and related surcharges on revenues in the PRC. PRC business tax and the related surcharges are recognized when the revenue is earned.

On May 1, 2016, the transition from the imposition of PRC business tax (“Business Tax”) to the imposition of VAT was expanded to all industries in China, and all of the Sohu Group’s revenues have been subject to VAT since that date. To record VAT payable, the Group adopted the net presentation method, which presents the difference between the output VAT (at a rate of 6%) and the available input VAT amount (at the rate applicable to the supplier).

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

The Sohu Group’s financial instruments mainly include cash equivalents, short-term investments, accounts receivable, assets held for sale, prepaid and other current assets, long-term investments (including available-for-sale equity securities), restricted time deposits, accounts payable, accrued liabilities, receipts in advance and deferred revenue, liabilities held for sale, other short-term liabilities and long-term accounts payable.

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

Foreign exchange forward contracts

Foreign exchange forward contracts are initially recognized on the date a foreign exchange forward contract is entered into and are subsequently measured at fair value. Changyou entered into such foreign exchange forward contracts in compliance with its risk management policy for the purpose of eliminating the negative impact on earnings and equity resulting from fluctuations in the exchange rate between the U.S. dollar and the RMB. The instruments are marked-to-market at each period-end with the associated changes in fair value recognized in the line item “Other income /(expense), net” in the consolidated statements of comprehensive income and “Prepaid and other current assets” or “Other short-term liabilities” in the consolidated balance sheets.

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

Fixed Assets

Fixed assets mainly comprise office buildings, computer equipment and hardware, leasehold improvements, office furniture, and vehicles. Fixed assets are recorded at cost less accumulated depreciation with no residual value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

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

Intangible Assets

Intangible assets mainly comprise domain names and trademarks, purchased video content, operating rights for licensed games, computer software, cinema advertising slot rights, and developed technologies. Intangible assets are recorded at cost less accumulated amortization with no residual value. Amortization of intangible assets other than purchased video content is computed using the straight-line method over their estimated useful lives.

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

Sohu Video enters into nonmonetary transactions to exchange online broadcasting rights for purchased video content with other online video broadcasting companies. Under ASC 845, the cost of a nonmonetary asset acquired in exchange for another nonmonetary asset is the fair value of the asset surrendered to obtain the acquired nonmonetary asset, and a gain or loss should be recognized on the exchange. The fair value of the asset received should be used to measure the cost if the fair value of the asset received is more reliable than the fair value of the asset surrendered. The Sohu Group records these nonmonetary exchanges at the fair values of the online broadcasting rights for purchased video content and recognize any net gain or loss from such exchange transactions.

Impairment of Video Content

Purchased video content is stated at the lower of cost less accumulated amortization, or net realizable value (“NRV”).

In accordance with ASC 920-350-35, if management’s expectations of the programming usefulness of a program, series, package, or daypart are revised downward, it may be necessary to write down unamortized cost to estimated NRV. A write-down from unamortized cost to a lower estimated NRV establishes a new cost basis. Accordingly, the Group measures the video content’s impairment loss by comparing its carrying value to its NRV. An impairment loss would be recorded if the carrying value of video content is lower than its NRV. The impairment to be recognized is measured by the amount by which the NRV of video content exceeds its carrying value.

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

In accordance with ASC 350, the Group does not amortize goodwill, but tests it for impairment. The Group tests goodwill for impairment at the reporting unit level on an annual basis as of October 1, and between annual tests when an event occurs or circumstances change that could indicate that the asset might be impaired. Under ASC 350-20-35, the Group has the option to choose whether it will apply a qualitative assessment first and then a quantitative assessment, if necessary, or to apply a quantitative assessment directly. For reporting units applying a qualitative assessment first, the Group starts the goodwill impairment test by assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is mandatory. Otherwise, no further testing is required. The quantitative impairment test consists of a comparison of the fair value of goodwill with its carrying value. For reporting units directly applying the quantitative assessment, the Group performs the goodwill impairment test by quantitatively comparing the fair values of those reporting units to their carrying amounts. After performing the assessment, if the carrying amounts of the reporting units were higher than their fair value, the Group performs the second step of the two-step quantitative goodwill impairment test.

Application of a goodwill impairment test requires significant management judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. The Group estimates fair value using the income approach or market approach. The judgment in estimating the fair value of reporting units includes estimating future cash flows, determining appropriate discount rates, control premium, comparable companies’ multipliers and making other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

Comprehensive Income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Accumulated other comprehensive income, as presented on the Sohu Group’s consolidated balance sheets, includes a cumulative foreign currency translation adjustment and an unrealized gain/(loss) on available-for-sale securities.

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

Effect of Recent Accounting Pronouncements

Revenue from Contracts with Customers. In May 2014, the FASB issued ASU No. 2014-09, ‘‘Revenue from Contracts with Customers (Topic 606).’’ This guidance supersedes current guidance on revenue recognition in Topic 605, ‘‘Revenue Recognition.” In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. In August 2015, the FASB issued ASU No.2015-14 to defer the effective date of ASU No. 2014-09 for all entities by one year. For public business entities that follow U.S. GAAP, the deferral results in the new revenue standard are being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. The Sohu Group will apply the new revenue standard beginning January 1, 2018, and will not early adopt. The Sohu Group has set up an implementation team that is currently in the process of analyzing each of the Sohu Group’s revenue streams in accordance with the new revenue standard to determine the impact on the Group’s consolidated financial statements. The Sohu Group plans to continue the evaluation, analysis, and documentation of its adoption of ASU 2014-09 (including those subsequently issued updates that clarify ASU 2014-09’s provisions) throughout 2017 as the Sohu Group works towards the implementation and finalizes its determination of the impact that the adoption will have on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. Additionally, the new guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Sohu Group adopted this guidance retrospectively during the fourth quarter of 2016. Accordingly, the consolidated balance sheets as of December 31, 2016 and 2015 reflect the new classification. As a result of the adoption of this guidance, $4.7 million of current deferred tax assets and $24.9 million of deferred tax liabilities were reclassified to non-current as of December 31, 2015.

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

Compensation – Stock Compensation. On March 30, 2016, the FASB issued ASU 2016-09 (“ASU 2016-09”), Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows; (d) accounting for forfeitures of share-based payments. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Sohu Group does not expect this standard to have a material impact on its consolidated financial statements

Financial Instruments-Credit Losses. In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Sohu Group is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.

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

Statement of Cash Flows (Topic 230): Restricted Cash. In November 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim period within those fiscal years. Early adoption is permitted, including adoption in an interim period. The standard should be applied using a retrospective transition method to each period presented. The Sohu Group is currently evaluating the impact of adopting this standard on its consolidated financial statements.

Business Combinations (Topic 805): Clarifying the Definition of a Business. In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The standard should be applied prospectively on or after the effective date. The Sohu Group will evaluate the impact of adopting this standard prospectively upon any transactions of acquisitions or disposals of assets or businesses.

Simplifying the Test for Goodwill Impairment. In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, “Simplifying the Test for Goodwill Impairment.” The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Sohu Group is currently evaluating the impact of adopting this standard on its consolidated financial statements.

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

The following tables present summary information by segment (in thousands):

	Year Ended December 31, 2014
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$546,262	$386,382	$755,266	$(14,833)	$1,673,077
Segment cost of revenues	(320,035)	(163,426)	(201,710)	1,509	(683,662)

Segment gross profit	226,227	222,956	553,556	(13,324)	989,415
SBC (2) in cost of revenues	(728)	(1,092)	(152)	0	(1,972)

Gross profit	225,499	221,864	553,404	(13,324)	987,443

Operating expenses:
Product development (3)	(93,227)	(102,329)	(193,044)	4,297	(384,303)
Sales and marketing (1)	(220,479)	(73,932)	(241,202)	14,744	(520,869)
General and administrative	(43,640)	(13,446)	(104,663)	(733)	(162,482)
Goodwill impairment and impairment of intangible assets acquired as part of business acquisitions	0	0	(52,282)	0	(52,282)
SBC (2) in operating expenses	(7,378)	(62,950)	(3,962)	1,820	(72,470)

Total operating expenses	(364,724)	(252,657)	(595,153)	20,128	(1,192,406)

Operating loss	(139,225)	(30,793)	(41,749)	6,804	(204,963)

Other income (3)	8,369	2,462	4,112	(4,984)	9,959
Interest income	8,696	2,773	26,091	0	37,560
Interest expense	(131)	0	(6,452)	0	(6,583)
Exchange difference	(325)	(149)	(668)	0	(1,142)

Loss before income tax expense	(122,616)	(25,707)	(18,666)	1,820	(165,169)

Income tax expense	(3,557)	0	(2,493)	0	(6,050)

Net loss	$(126,173)	$(25,707)	$(21,159)	$1,820	$(171,219)

Note (1):	The elimination mainly consists of revenues and expenses generated from marketing services among the Sohu, Sogou and Changyou segments.

Note (2):	“SBC” stands for share-based compensation expense.
Note (3):	The elimination mainly consists of leasing income and expenses generated from a building that Sohu leases to Sogou.

	Year Ended December 31, 2015
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$590,471	$591,803	$761,636	$(6,819)	$1,937,091
Segment cost of revenues	(393,564)	(247,949)	(216,727)	924	(857,316)

Segment gross profit	196,907	343,854	544,909	(5,895)	1,079,775
SBC (2) in cost of revenues	(1,381)	(330)	(37)	0	(1,748)

Gross profit	195,526	343,524	544,872	(5,895)	1,078,027

Operating expenses:
Product development (3)	(94,392)	(124,210)	(165,130)	4,932	(378,800)
Sales and marketing (1)	(203,332)	(93,055)	(91,334)	6,845	(380,876)
General and administrative	(57,014)	(14,422)	(71,771)	(656)	(143,863)
Goodwill impairment and impairment of intangible assets acquired as part of a business acquisition	0	0	(40,324)	0	(40,324)
SBC (2) in operating expenses	(26,743)	(10,049)	(14,988)	85	(51,695)

Total operating expenses	(381,481)	(241,736)	(383,547)	11,206	(995,558)

Operating profit /(loss)	(185,955)	101,788	161,325	5,311	82,469

Other income (3) (4)	92,455	1,142	64,961	(84,032)	74,526
Interest income (5)	7,690	5,332	23,779	(6,158)	30,643
Interest expense (5)	(5,007)	0	(8,335)	6,158	(7,184)
Exchange difference	1,716	667	2,954	0	5,337

Income /(loss) before income tax expense	(89,101)	108,929	244,684	(78,721)	185,791

Income tax expense	(13,451)	(9,430)	(54,055)	0	(76,936)

Net income /(loss)	$(102,552)	$99,499	$190,629	$(78,721)	$108,855

Note (1):	The elimination mainly consists of revenues and expenses generated from marketing services among the Sohu, Sogou and Changyou segments.
Note (2):	“SBC” stands for share-based compensation expense.
Note (3):	The elimination mainly consists of leasing income and expenses generated from a building that Sohu leases to Sogou.
Note (4):	In the third quarter of 2015, Sogou purchased from Sohu 24.0 million Series A Preferred Shares of Sogou for $78.8 million. Sohu recognized $78.8 million in other income, which was eliminated in the Group’s consolidated statements of comprehensive income.
Note (5):	The elimination represents interest income/ (expense) resulting from intracompany loans between the Sohu segment and the Changyou segment.

	Year Ended December 31, 2016
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$468,515	$660,408	$525,385	$(3,877)	$1,650,431
Segment cost of revenues	(391,417)	(302,565)	(165,779)	327	(859,434)

Segment gross profit	77,098	357,843	359,606	(3,550)	790,997
SBC (2) in cost of revenues	(164)	(171)	(31)	0	(366)

Gross profit	76,934	357,672	359,575	(3,550)	790,631

Operating expenses:
Product development (3)	(96,815)	(132,749)	(118,738)	4,342	(343,960)
Sales and marketing (1)	(259,800)	(121,303)	(55,971)	4,688	(432,386)
General and administrative	(47,804)	(19,308)	(45,642)	89	(112,665)
SBC (2) in operating expenses	(1,703)	(8,680)	(8,371)	0	(18,754)

Total operating expenses	(406,122)	(282,040)	(228,722)	9,119	(907,765)

Operating profit /(loss)	(329,188)	75,632	130,853	5,569	(117,134)

Other income /(expense) (3)	5,360	(26,027)	15,523	(5,569)	(10,713)
Interest income (4)	8,879	5,198	21,490	(13,068)	22,499
Interest expense (4)	(10,103)	0	(4,321)	13,068	(1,356)
Exchange difference	2,349	5,346	5,108	0	12,803

Income /(loss) before income tax benefit /(expense)	(322,703)	60,149	168,653	0	(93,901)

Income tax benefit /(expense)	538	(27)	(21,583)	0	(21,072)

Net income /(loss)	$(322,165)	$60,122	$147,070	$0	$(114,973)

Note (1):	The elimination mainly consists of revenues and expenses generated from marketing services among the Sohu, Sogou and Changyou segments.
Note (2):	“SBC” stands for share-based compensation expense.
Note (3):	The elimination mainly consists of leasing income and expenses generated from a building that Sohu leases to Sogou.
Note (4):	The elimination represents interest income/ (expense) resulting from intracompany loans between the Sohu segment and the Changyou segment.

	As of December 31, 2015
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Cash and cash equivalents	$430,804	$244,484	$569,917	$0	$1,245,205
Accounts receivable, net	176,759	28,986	67,959	(87)	273,617
Fixed assets, net	223,939	70,447	214,306	0	508,692
Total assets (1)	$1,356,263	$387,875	$1,779,506	$(481,450)	$3,042,194

Note (1):	The elimination for segment assets mainly consists of elimination of intracompany loans between the Sohu segment and the Changyou segment, and elimination of long-term investments in subsidiaries and consolidated VIEs.

	As of December 31, 2016
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Cash and cash equivalents	$167,691	$286,078	$597,188	$0	$1,050,957
Accounts receivable, net	100,317	41,781	47,150	(81)	189,167
Fixed assets, net	196,839	117,022	189,770	0	503,631
Total assets (1)	$1,241,844	$499,589	$1,708,037	$(885,780)	$2,563,690

Note (1):	The elimination for segment assets mainly consists of elimination of intracompany loans between the Sohu segment and the Changyou segment, and elimination of long-term investments in subsidiaries and consolidated VIEs.

4. Share-based Compensation Expense

Sohu (excluding Fox Video Limited), Sogou, Changyou, and Fox Video Limited (“Sohu Video”) have incentive plans for the granting of share-based awards, including stock options, share options and restricted share units, to members of the boards of directors, management and other key employees.

Share-based compensation expense was recognized in costs and expenses for the years ended December 31, 2014, 2015 and 2016 as follows (in thousands):

	Year Ended December 31,
Share-based compensation expense	2014	2015	2016
Cost of revenues	$1,973	$1,748	$366
Product development expenses	24,982	19,344	9,184
Sales and marketing expenses	5,645	3,054	2,394
General and administrative expenses	41,843	29,297	7,176

	$74,443	$53,443	$19,120

Share-based compensation expense was recognized for share awards of Sohu (excluding Sohu Video), Sogou, Changyou and Sohu Video as follows (in thousands):

	Year Ended December 31,
Share-based compensation expense	2014	2015	2016
For Sohu (excluding Sohu Video) share-based awards	$4,410	$27,811	$2,761
For Sogou share-based awards (1)	61,918	10,310	8,802
For Changyou share-based awards	4,087	15,024	8,402
For Sohu Video share-based awards (2)	4,028	298	(845)

	$74,443	$53,443	$19,120

Note (1): Compensation expense for Sogou share-based awards also includes compensation expense for Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search-related businesses, and compensation expense equal to the excess of the repurchase price paid to employees over the fair value at the repurchase date of Sogou Class A Ordinary Shares that Sogou repurchased in the second quarter of 2014.

Note (2):The negative amount resulted from re-measured compensation expense based on the then-current fair value of the awards on each reporting date.

There was no capitalized share-based compensation expense for the years ended December 31, 2016, 2015 and 2014.

5. Advertising and Promotional Expenses, included in Sales and Marketing Expenses

Advertising and promotional expenses are included in sales and marketing expenses, and generally represent the expenses of promotions to create or stimulate a positive image of the Sohu Group or a desire to subscribe for the Group’s products and services. Advertising expenses are expensed as incurred. For the years ended December 31, 2016, 2015 and 2014, advertising and promotional expenses recognized in the consolidated statements of comprehensive income were $270.2 million, $196.9 million and $310.7 million, respectively.

6. Other Income /(Expense), net

The following table summarizes the Sohu Group’s other income /(expense) (in thousands):

	Year Ended December 31,
	2014	2015	2016
Donations (1)	$(683)	$(1,192)	$(27,982)
Investment income/(expense) (2)	2,039	60,264	(1,908)
Gain from the changes in fair value of financial instruments	3,137	9,374	13,133
Government grant	3,618	2,839	2,112
Change in fair value of China Web put option	2,304	0	0
Others	(456)	3,241	3,932

	$9,959	$74,526	$(10,713)

Note (1): In the second quarter of 2016, the Sohu Group recognized a one-time expense of $27.8 million that was related to a donation by Sogou to Tsinghua University related to setting up a joint research institute focusing on artificial intelligence technology.

Note (2): The $60.3 million in investment income in 2015 primarily included a $55.1 million disposal gain recognized by Changyou for its sale of the 7Road business and certain Changyou subsidiaries and a $13.0 million disposal gain recognized by Sohu for its sale of an equity investment, offset by an $8.9 million investment loss from the Group’s other equity investments.

7. Balance Sheet Components (In thousands)

	As of December 31,
	2015	2016
Cash and cash equivalents
Cash	$517,973	$424,260
Cash equivalents	727,232	626,697

	$1,245,205	$1,050,957

Accounts receivable, net
Accounts receivable:	$277,593	$194,008
Allowance for doubtful accounts:
Balance at the beginning of year	(4,068)	(3,976)
Additional provision for bad debt, net of recoveries	(2,175)	(7,109)
Write-offs	2,064	5,992
Exchange difference	203	252

Balance at the end of year	(3,976)	(4,841)

	$273,617	$189,167

Prepaid and other current assets
Prepaid content and license	$57,910	$119,810
Prepaid taxes	13,073	30,308
Matching loan due from a related party (See Note 8)	12,740	29,019
Loans to third parties	9,361	25,494
Due from Shenzhen 7Road	20,579	12,509
Prepaid cost of revenue	8,458	10,085
Prepaid rental deposit	10,231	9,817
Receivables from third party payment platforms	3,673	4,027
Employee advances	3,844	4,013
Due from a related party	3,080	0
Interest receivable	1,058	1,595
Prepaid advertising and promotion fees	1,905	1,506
Prepaid office rent and facilities expenses	2,223	1,378
Others	6,082	10,572

	$154,217	$260,133

Prepaid non-current assets
Prepaid PRC income tax for the sale of assets associated with 17173.com by Sohu to Changyou	$6,067	$4,733
Others	187	1

	$6,254	$4,734

	As of December 31,
	2015	2016
Other short-term liabilities
Deposit received from membership card buyers	$88,990	$61,708
Matching loan due to a related party (See Note 8)	13,005	28,678
Contract deposits from advertisers	21,367	24,385
Donation payable	0	17,299
Consideration payable for equity investment	5,390	5,280
Early exercise of Sogou share options for trust arrangements	4,530	4,504
Accrued liabilities to suppliers	4,110	3,817
Withholding employee individual income tax for options	2,382	2,382
Accrued Business Tax arising from the sale of assets associated with 17173.com by Sohu to Changyou	1,647	1,625
Government grant	1,694	0
Others	10,902	9,637

	$154,017	$159,315

Receipts in advance and deferred revenue
Receipts in advance relating to:
– brand advertising business	$20,498	$12,332
– search and search-related business	65,911	59,593
– online game business	20,244	15,225
– others business	0	2,732

Total receipts in advance	106,653	89,882
Deferred revenue	28,732	29,069

	$135,385	$118,951

8. Related Party Transactions

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

During the first quarter of 2016, Changyou drew down from SoEasy U.S. dollar-denominated loans of approximately $29.9 million and granted RMB-denominated loans to SoEasy of approximately $30.2 million. During the second quarter of 2016, Changyou repaid to SoEasy HK dollar-denominated loans of approximately $12.9 million and received from SoEasy RMB-denominated loans of $12.1 million. As of December 31, 2016, Changyou had U.S. dollar-denominated loans payable to SoEasy in a total amount of approximately $28.1 million, which was recorded in other short-term liabilities. As of the same date, Changyou had RMB-denominated loans receivable from SoEasy in a total amount of approximately $28.1 million, which was recorded in prepaid and other current assets. For the year of 2016, Changyou incurred interest expense of $0.7 million and earned interest income of $1.2 million. As of December 31, 2016, total interest expense payable to SoEasy amounted to $0.6 million, which was recorded in other short-term liabilities; and total interest income receivable from SoEasy was $0.9 million, which was recorded in prepaid and other current assets.

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

Other Information

For the year of 2016, the Sohu Group generated brand advertising revenue from SoEasy of $0.9 million, and incurred sales and marketing expense for SoEasy of $0.2 million.

9. Intracompany Loan and Share Pledge Agreement

On October 24, 2016, Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”) entered into a loan agreement (the “Loan Agreement”) with Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”), pursuant to which Sohu Media may borrow from time to time from AmazGame up to RMB1.00 billion (or approximately US$148.64 million). The first request for an advance under the Loan Agreement must be made on or prior to December 31, 2016, and requests for further advances may be made for one year following the initial advance. Such one-year request period may be extended for another one-year period with the consent of AmazGame. Principal amounts outstanding under the Loan Agreement will bear interest at an annual rate of 6%. The outstanding principal of each advance will be due one year from the date of the advance, subject to extension for an additional year with the consent of AmazGame.

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

In December 2016, Sohu Media received the first advance of RMB500.0 million (or US$72.1 million) from AmazGame. The intracompany loan has been eliminated upon consolidation.

10. Fair Value Measurements

Fair Value of Financial Instruments

The Sohu Group’s financial instruments mainly include cash equivalents, short-term investments, accounts receivable, assets held for sale, prepaid and other current assets, long-term investments (including available-for-sale equity securities), restricted time deposits, accounts payable, accrued liabilities, receipts in advance and deferred revenue, liabilities held for sale, other short-term liabilities and long-term accounts payable.

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

The following table sets forth the financial instruments, measured at fair value by level within the fair value hierarchy, as of December 31, 2016 (in thousands):

		Fair value measurements at reporting date using
Items	As of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$626,697	$0	$626,697	$0
Short-term investments	247,926	0	247,926	0
Available-for-sale equity securities	10,381	10,381	0	0
Foreign exchange forward contracts	3,040	0	3,040	0
Restricted time deposits	269	0	269	0

Total	$888,313	$10,381	$877,932	$0

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

As of December 31, 2016 and 2015, the Sohu Group’s investment in financial instruments was $247.9 million and $174.5 million, respectively. The investment instruments were issued by commercial banks in China, and have a variable interest rate indexed to performance of underlying assets. Since these investments’ maturity dates are within one year, they are classified as short-term investments. For the year ended December 31, 2016, 2015 and 2014, the Sohu Group recorded in the consolidated statements of comprehensive income the gain from the changes in the fair value of short-term investments in the amounts of $10.1 million, $9.4 million and $3.1 million, respectively.

Available-for-Sale Equity Securities

Available-for-sale equity securities are valued using the market approach based on the quoted prices in active markets at the reporting date. The Group classifies the valuation techniques that use these inputs as Level 1 of fair value measurements. On August 12, 2014, Sohu acquired approximately 6% of the total outstanding common shares of Keyeast Co., Ltd., a Korean-listed company (“Keyeast”), for a purchase price of $15.1 million. The Sohu Group classified this investment as available-for-sale equity securities under long-term investments, and reported it at fair value. As of December 31, 2016, the fair value of the Keyeast available-for-sale equity securities held by Sohu was $10.4 million. An unrealized loss representing the change in fair value of $4.7 million was recorded in accumulated other comprehensive income /(loss) in the Sohu Group’s consolidated balance sheets.

Assets and Liabilities Held for Sale

In 2016, Changyou’s Board of Directors approved the disposal of the 51% equity interest in MoboTap, which is the mobile technology developer behind the Dolphin Browser. As of December 31, 2016, Changyou has been negotiating with a potential buyer on the terms of disposal. Accordingly, the assets and liabilities attributable to MoboTap are classified as assets and liabilities held for sale and measured at the lower of their carrying amounts or their fair values, less cost to sell, in the consolidated balance sheet as of December 31, 2016 and there is no impairment recognized in the consolidated statements of comprehensive income in 2016. Details of the aggregate assets and liabilities at December 31, 2016 are as follows (in thousands):

As of December 31, 2016
Cash and cash equivalents	$11,684
Prepaid and other current assets	2,469
Goodwill	83,470
Intangible assets	5,456

Assets held for sale	$103,079

Other liabilities	3,902

Liabilities held for sale	$3,902

Foreign Exchange Forward Contracts

In September 2016, Changyou entered into foreign exchange forward contracts with banks in an aggregate nominal amount of $100 million. Changyou entered into such foreign exchange forward contracts in compliance with its risk management policy for the purpose of eliminating the negative impact on earnings and equity resulting from fluctuations in the exchange rate between the U.S. dollar and the RMB. There was no cash collateral or settlement under the forward contracts as of December 31, 2016. For the year ended December 31, 2016, the Sohu Group recorded the gain from the changes in the fair value of forward contracts of $3.0 million in the consolidated statements of comprehensive income.

The Group estimated the fair values of foreign exchange forward contracts using the Black-Scholes model. The fair values of the forward contracts were estimated based on quoted forward exchange prices at the reporting date. The Group classifies the fair value measurement of the forward contracts based on such inputs as Level 2 of fair value measurements.

Restricted Time Deposits

Restricted time deposits are valued based on the prevailing interest rates in the market using the discounted cash flow method. The Sohu Group classifies the valuation techniques that use these inputs as Level 2 of fair value measurements.

Collateral related to Sogou Incentive Shares Trust Arrangements

In February 2013, Sohu deposited $9.0 million in cash into restricted time deposit accounts at a bank as collateral for credit facilities provided by the bank to certain Sogou employees. The facilities were intended to fund the employees’ early exercise of Sogou share options and related PRC individual income tax. In the fourth quarter of 2016, all of these credit facilities were repaid to the bank and the $9.0 million restricted time deposit that secured these facilities had been released.

Changyou Loans from Offshore Banks, Secured by Time Deposits

Commencing in 2012, Changyou drew down loans from offshore branches of certain banks, which were secured by an equivalent or greater amount of RMB deposits by Changyou in the onshore branches of such banks. The loans from the offshore branches of the lending banks were classified as short-term and long-term bank loans based on the loans’ payment terms.

In the first quarter of 2016, Changyou repaid all of the remaining bank loans of $344.5 million, and restricted time deposits of $354.7 million that secured these loans were released. For the years ended December 31, 2016, 2015 and 2014, interest income from the restricted time deposits securing the loans was $0.5 million, $12.8 million and $16.3 million, respectively, and interest expense on the bank loans was $0.6 million, $7.1 million and $6.4 million, respectively.

Other Financial Instruments

The fair values of other financial instruments are estimated for disclosure purposes as follows:

Long-term Investment

Long-term Investment in SoEasy

Under an agreement between Sohu and SoEasy Internet Finance Group Limited (“SoEasy”) entered into in August 2014, Sohu invested $4.8 million and $16.1 million in SoEasy on August 2014 and April 2015, respectively. In February 2016, Sohu invested an additional $10.5 million in SoEasy. Sohu accounted for its investments in SoEasy under long-term investments. These investments include both preferred shares and common shares. Sohu accounted for its investment in SoEasy’s preferred shares under the cost method, since they were not considered to be common shares in substance and had no readily determinable fair value. Sohu accounted for its investment in SoEasy’s common shares under the equity method, since Sohu can exercise significant influence but does not own a majority of SoEasy’s equity capital or control SoEasy. As of December 31, 2016, the carrying value of Sohu’s investment in SoEasy was $25.0 million.

Long-term Investment in Zhihu

In September 2015 and December 2016, Sogou invested $12.0 million and $5.0 million, respectively, in Zhihu Technology Limited (“Zhihu”), a company that engages primarily in the business of operating an online question and answer-based knowledge and information-sharing platform. Sogou accounted for the investment in Zhihu using the cost method, since Sogou does not have significant influence over Zhihu.

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

Assets Measured at Fair Value on a Nonrecurring Basis

The following table sets forth assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy as of December 31, 2015 and 2016 (in thousands):

		Fair value measurements at reporting date using
Items	As of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Prepaid and other current assets	$154,217	$0	$0	$154,217	6,769
Intangible assets, net	55,415	0	0	55,415	19,947
Goodwill	154,219	0	0	154,219	31,445

	$363,851	$0	$0	$363,851	58,161

		Fair value measurements at reporting date using
Items	As of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Prepaid and other current assets	$260,133	$0	$0	$260,133	19,654
Intangible assets, net	32,131	0	0	32,131	3,252
Goodwill	68,290	0	0	68,290	0

	$360,554	$0	$0	$360,554	22,906

Prepaid and other current assets

Prepaid and other current assets primarily comprise purchased video content with a remaining amortization period of less than one year, prepaid taxes, matching loan due from a related party, loans to third parties and a receivable from Shenzhen 7Road. The impairment losses recognized for prepaid and other current assets were mainly due to Sohu Video purchased content and license rights. See Note 12 – Intangible Assets, Net.

Intangible Assets

Intangible assets mainly comprise domain names and trademarks, purchased video content, operating rights for licensed games, computer software, cinema advertising slot rights, and developed technologies. The impairment losses recognized for intangible assets were mainly due to Sohu Video purchased video content and Changyou purchased content and license rights to games. See Note 12 – Intangible Assets, Net.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Group’s acquisitions of interests in its subsidiaries and consolidated VIEs. See Note 13 – Goodwill.

11. Fixed Assets

The following table summarizes the Sohu Group’s fixed assets (in thousands):

	As of December 31,
	2015	2016
Fixed assets, net
Office buildings	$393,938	$368,758
Computer equipment and hardware	302,832	323,592
Leasehold and building improvements	49,703	46,164
Office furniture	10,784	9,789
Vehicles	4,930	3,480

Fixed assets, gross	762,187	751,783
Accumulated depreciation	(253,495)	(248,152)

	$508,692	$503,631

For the years ended December 31, 2016, 2015 and 2014, depreciation expenses for fixed assets were $73.4 million, $77.4 million and $78.4 million, respectively.

12. Intangible Assets, Net

The following table summarizes the Sohu Group’s intangible assets, net, as of December 31, 2015 and 2016 (in thousands):

	As of December 31, 2015
Items	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Purchased video content	$226,832	$(201,405)	$(11,129)	$14,298
Domain names and trademarks	35,003	(9,458)	(11,747)	13,798
Operating rights for licensed games	26,869	(9,517)	(9,474)	7,878
Developed technologies	19,352	(3,393)	(12,334)	3,625
Computer software	15,934	(11,173)	0	4,761
Cinema advertising slot rights	12,615	(8,721)	0	3,894
Others	27,760	(11,174)	(9,425)	7,161

Total	$364,365	$(254,841)	$(54,109)	$55,415

	As of December 31, 2016
Items	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Purchased video content	$181,100	$(159,549)	$(12,759)	$8,792
Operating rights for licensed games	30,497	(13,178)	(9,208)	8,111
Domain names and trademarks	29,466	(9,872)	(9,758)	9,836
Computer software	16,521	(13,015)	0	3,506
Developed technologies	8,818	(1,252)	(7,369)	197
Cinema advertising slot rights	3,199	(2,625)	0	574
Others	11,568	(4,398)	(6,055)	1,115

Total	$281,169	$(203,889)	$(45,149)	$32,131

Impairment Losses

In 2016, the Group recognized $22.9 million in losses for impairment related to Sohu Video’s purchased video content and Changyou purchased content and license rights to games. Impairment losses recognized consisted primarily of impairment losses incurred by Sohu of $18.6 million, including $2.9 million for intangible assets and $15.7 million for prepaid and other current assets, mainly due to the restructuring of the sales team of Sohu Video, which had an adverse impact on Sohu Video’s performance for 2016 and resulted in a lowering of management’s expectations of the programming usefulness of certain Sohu Video’s purchased video content.

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

Amortization

In 2016, 2015 and 2014, amortization of intangible assets was $131.2 million, $161.1 million and $77.7 million, respectively.

As of December 31, 2016, amortization expenses for future periods are estimated to be as follows:

For the year ending December 31,	(in thousands)
2017	$11,593
2018	9,355
2019	2,633
2020	1,300
2021	1,217
Thereafter	6,033

Total expected amortization expense	$32,131

13. Goodwill

Changes in the carrying value of goodwill by segment are as follows (in thousands):

	Sohu	Sogou	Changyou	Total
Balance as of December 31, 2014
Goodwill	$73,908	$6,309	$297,999	$378,216
Accumulated impairment losses	(35,788)	0	(39,002)	(74,790)

	$38,120	$6,309	$258,997	$303,426

Transactions in 2015
Goodwill associated with the acquisition of 7Road de-recognized upon the sale of the 7Road business	0	0	(109,735)	(109,735)
Impairment loss related to MoboTap	0	0	(29,569)	(29,569)
Goodwill associated with the acquisition of Doyo, transferred to assets held for sale and impaired	0	0	(7,352)	(7,352)
Foreign currency translation adjustment	(928)	(364)	(1,259)	(2,551)

Balance as of December 31, 2015	$37,192	$5,945	$111,082	$154,219

Balance as of December 31, 2015
Goodwill	72,980	5,945	181,529	260,454
Accumulated impairment losses	(35,788)	0	(70,447)	(106,235)

	$37,192	$5,945	$111,082	$154,219

Transactions in 2016
Goodwill associated with MoboTap and transferred to assets held for sale	0	0	(83,470)	(83,470)
Foreign currency translation adjustment	(969)	(380)	(1,110)	(2,459)

Balance as of December 31, 2016	$36,223	$5,565	$26,502	$68,290

Balance as of December 31, 2016
Goodwill	72,011	5,565	96,949	174,525
Accumulated impairment losses	(35,788)	0	(70,447)	(106,235)

	$36,223	$5,565	$26,502	$68,290

In 2016, there were two separate reporting units under the Sohu segment, consisting of brand advertising and others. There was only one reporting unit under the Sogou segment. There were five main reporting units under the Changyou segment, consisting of the Changyou online game business, the 17173.com Website, RaidCall, MoboTap and the cinema advertising business. The Sohu Group tested goodwill for impairment at the reporting unit level on October 1, 2016. The Group performed impairment tests using the qualitative and quantitative methods.

For the Sohu segment and the Sogou segment, impairment tests were conducted by quantitatively comparing the fair values of those reporting units to their carrying amounts. Sohu and Sogou estimated the fair values by weighting the results from the income approach. The valuation approach considers a number of factors that include expected future cash flows, growth rates, and discount rates, and requires Sohu and Sogou to make certain assumptions and estimates regarding industry economic factors and future profitability of the business. After the quantitative assessment, management concluded that the fair values of the reporting units exceeded their carrying values, indicating that the goodwill of those reporting units was not impaired. For the Changyou segment, Changyou performed the first step of a two-step quantitative goodwill impairment test by comparing the fair value of these reporting units to their carrying amounts, and the fair value of these reporting units exceeded their carrying values, indicating that the goodwill of those reporting units was not impaired as of December 31, 2016. For the two-step goodwill impairment test, Changyou estimated the fair values using the income approach, and considered factors that included expected future cash flows, growth rates and discount rates, or using the market approach and considered factors that included share price, control premium and comparable companies’ multipliers.

In 2016, Changyou’s Board of Directors approved the disposal of the 51% equity interest in MoboTap held by Changyou. As of December 31, 2016, Changyou has been negotiating with a potential buyer on the terms of disposal. Accordingly, the assets and liabilities of MoboTap were recognized as “assets held for sale” and “liabilities held for sale,” respectively. As of December 31, 2016, goodwill in the amount of $83.5 million was reclassified from goodwill to “assets held for sale.” See Note-10-Assets and Liabilities Held for Sale.

In 2015, Changyou recognized a $29.6 million goodwill impairment loss related to MoboTap, as Changyou’s management concluded that the Dolphin Browser was unable to provide expected synergies with Changyou’s platform business. Changyou also recognized a $1.9 million goodwill impairment loss with respect to Beijing Doyo Internet Technology Co., Ltd. (“Doyo”) as the total consideration received by Changyou for the sale of Doyo under an agreement entered into in September 2015 was lower than the carrying value of Doyo’s net assets. Doyo was disposed of at the end of 2015.

In 2014, Changyou recognized a $33.8 million goodwill impairment loss related to RaidCall, as Changyou’s management concluded that RaidCall was unable to provide expected synergies with Changyou’s online games business.

14. Taxation

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

The components of income before income taxes are as follows (in thousands):

	Year ended December 31,
	2014	2015	2016
Income /(loss) before income tax expense
Income /(loss) from China operations	$(129,349)	$171,636	$(88,440)
Income /(loss) from non-China operations	(35,820)	14,155	(5,461)

Total income /(loss) before income tax expense	$(165,169)	$185,791	$(93,901)

Income tax expense applicable to China operations
Current tax	$23,295	$55,532	$13,635
Deferred tax	(20,637)	8,735	8,500

Subtotal income tax expense applicable to China operations	2,658	64,267	22,135
Non China income tax expense/(benefit)	1,864	11,291	(2,134)
Non China withholding tax expense	1,528	1,378	1,071

Total income tax expense	$6,050	$76,936	$21,072

In 2016, of the $21.1 million income tax expense, $22.1 million was for PRC tax, mainly attributable to Changyou’s business and negative $2.1 million was for U.S. tax, representing the combined results of income tax expense for U.S. taxable income of 2016 and Sohu’s reversal of $5.0 million for the disposal of an equity investment that occurred in 2015 and was determined in 2016 to be nontaxable.

The combined effects of the income tax exemption and reduction available to the Group are as follows (in thousands, except per share data):

	Year Ended December 31,
	2014	2015	2016
Tax holiday effect	$186	$19,626	$30,872
Basic net income per share effect	—	0.51	0.80

Effective Tax Rate

The following is reconciliation between the U.S. federal statutory rate and the Group’s effective tax rate:

	Year Ended December 31,
	2014	2015	2016
U.S. federal statutory rate:	35%	35%	35%
Effect of tax holidays applicable to the subsidiaries and the consolidated VIEs*	0%	(11%)	33%
Tax differential from statutory rate applicable to the subsidiaries and the consolidated VIEs	(31%)	(13%)	(3%)
Effect of withholding taxes	(3%)	2%	(4%)
Changes in valuation allowance for deferred tax assets	(22%)	31%	(91%)
Others	17%	(3%)	8%

	(4%)	41%	(22%)

*	The reversal of income tax for the preferential income tax that Changyou’s and Sogou’s subsidiaries received as KNSE or Software Enterprise for 2015 was included in the “Effect of tax holidays applicable to the subsidiaries and the consolidated VIEs” in the above table.

PRC Corporate Income Tax

Principal Entities Qualified as HNTEs

The CIT Law applies an income tax rate of 25% to all enterprises but grants preferential tax treatment to High and New Technology Enterprises (“HNTEs”). Under this preferential tax treatment, HNTEs can enjoy an income tax rate of 15%, but need to re-apply every three years. During this three-year period, an HNTE must conduct a qualification self-review each year to ensure it meets the HNTE criteria and is eligible for the 15% preferential tax rate for that year. If an HNTE fails to meet the criteria for qualification as an HNTE in any year, the enterprise cannot enjoy the 15% preferential tax rate in that year, and must instead use the regular 25% CIT rate.

As of December 31, 2016, the following principal entities of the Sohu Group were qualified as HNTEs and were entitled to an income tax rate of 15%.

For Sohu’s Business

•	Beijing Sohu New Momentum Information Technology Co., Ltd. (“Sohu New Momentum”). Sohu New Momentum qualified as an HNTE for the years 2016 to 2018, and will need to re-apply for HNTE qualification in 2019.

•	Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”). Sohu Internet qualified as an HNTE for the years 2015 to 2017, and will need to re-apply for HNTE qualification in 2018.

•	Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Sohu Media and Guangzhou Qianjun Network Technology Co., Ltd (“Guangzhou Qianjun”). Sohu Era, Sohu Media and Guangzhou Qianjun are each qualified as HNTEs for the years 2014 to 2016, and will need to re-apply for HNTE qualification in 2017.

For Sogou’s Business

•	Beijing Sogou Information Service Co., Ltd. (“Sogou Information”). Sogou Information qualified as an HNTE for the years 2015 to 2017, and will need to re-apply for HNTE qualification in 2018.

•	Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”). Sogou Technology qualified as an HNTE for the years 2014 to 2016, and will need to re-apply for HNTE qualification in 2017.

•	Beijing Sogou Network Technology Co., Ltd. (“Sogou Network”). Sogou Network qualified as an HNTE for the years 2016 to 2018, and will need to re-apply for HNTE qualification in 2019.

For Changyou’s Business

•	Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”) and Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”). AmazGame and Gamease are each qualified as HNTEs for the years 2014 to 2016, and will need to re-apply for HNTE qualification in 2017.

Principal Entities Qualified as Software Enterprises and KNSE

The CIT Law and its implementing regulations provide that a “Software Enterprise” is entitled to an income tax exemption for two years beginning with its first profitable year and a 50% reduction to a rate of 12.5% for the subsequent three years. An entity that qualifies as a “Key National Software Enterprise” (a “KNSE”) is entitled to a further reduced preferential income tax rate of 10%. Enterprises wishing to enjoy the status of a Software Enterprise or KNSE must perform a self-assessment each year to ensure they meet the criteria for qualification and file required supporting documents with the tax authorities before using the preferential CIT rates. These enterprises will be subject to the tax authorities’ assessment each year as to whether they are entitled to use the relevant preferential CIT treatments. If at any time during the preferential tax treatment years an enterprise uses the preferential CIT rates but the relevant authorities determine that it fails to meet applicable criteria for qualification, the relevant authorities may revoke the enterprise’s Software Enterprise/KNSE status.

For Sohu’s Business

•	Sohu New Momentum. In 2016, Sohu New Momentum was in the first of three years in which it is entitled to a 50% reduction to a rate of 12.5% as a Software Enterprise, but will need to apply during 2017 for qualification as a Software Enterprise for 2016.

For Sogou’s business:

•	Sogou Technology. Sogou Technology performed the self-assessment and filed required supporting documents in 2016 for KNSE status for 2015. Sogou Technology was qualified as a KNSE after the relevant government authorities’ assessment and was entitled to a preferential income tax rate of 10% for 2015. As a result, a reversal of income tax of $3.8 million for the preferential income tax rate was recorded in the consolidated statements of comprehensive income for the year ended December 31, 2016. Same process will be followed in 2017 by Sogou Technology for its preferential income tax treatment as a KNSE for 2016.

•	Sogou Network. Sogou Network performed the self-assessment and filed required supporting documents in 2016 for Software Enterprise status for 2015. Sogou Network was qualified as a Software Enterprise after the relevant government authorities’ assessment and was entitled to a preferential income tax rate of 12.5% for 2015.

For Changyou’s business:

•	AmazGame. AmazGame qualified as a KNSE and enjoyed a preferential income tax rate of 10% for each of 2013 and 2014. AmazGame performed the self-assessment and filed required supporting documents in 2016 for KNSE status for 2015. AmazGame was qualified as a KNSE after the relevant government authorities’ assessment and was entitled to a preferential income tax rate of 10% for 2015. As a result, a reversal of income tax of $10.6 million for the preferential income tax rate was recorded in the consolidated statements of comprehensive income for the year ended December 31, 2016. Same process will be followed in 2017 by AmazGame for its preferential income tax treatment as a KNSE for 2016.

•	Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”). In 2016, Gamespace was in the third of three years in which it was entitled to a 50% reduction to a rate of 12.5% as a Software Enterprise. Gamespace will need to apply during 2017 for qualification as a Software Enterprise for 2016.

•	Baina (Wuhan) Information Technology Co., Ltd. (“Wuhan Baina Information”). In 2016, Wuhan Baina Information was in the first of two years in which it is entitled to income tax exemption as a Software Enterprise. Gamespace will need to re-apply in 2017 for qualification as a Software Enterprise for 2016.

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

In order to fund the distribution of a dividend to shareholders of the Sohu Group’s majority-owned subsidiary Changyou, Changyou’s management determined to cause one of its PRC subsidiaries to declare and distribute a cash dividend of all of its stand-alone 2012 earnings and half of its stand-alone subsequent years’ earnings to its direct overseas parent company, Changyou.com (HK) Limited (“Changyou HK”). As of December 31, 2016, Changyou had accrued deferred tax liabilities in the amount of $26.0 million for PRC withholding tax.

With the exception of that dividend, the Sohu Group does not intend to have any of its PRC subsidiaries distribute any undistributed profits of such subsidiaries to their direct overseas parent companies, but rather intends that such profits will be permanently reinvested by such subsidiaries for their PRC operations.

PRC Value-Added Tax

Effective September 1, 2012, a pilot program (the “Pilot Program”) for transition from the imposition of PRC business tax (“Business Tax”) to the imposition of value-added tax (“VAT”) was implemented for revenues from certain industries and certain cities. Prior to Pilot Program, the Group was mainly subject to a 5% PRC business tax and related surcharges on revenues in the PRC. PRC business tax and the related surcharges are recognized when the revenue is earned.

On May 1, 2016, the transition from the imposition of PRC business tax (“Business Tax”) to the imposition of VAT was expanded to all industries in China, and as a result all of the Sohu Group’s revenues have been subject to VAT since that date. To record VAT payable, the Group adopted the net presentation method, which presents the difference between the output VAT (at a rate of 6%) and the available input VAT amount (at the rate applicable to the supplier).

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

In accordance with U.S. GAAP, Sohu.com Inc. does not provide for U.S. federal income taxes or tax benefits on the undistributed earnings or losses of its non-U.S. subsidiaries or consolidated VIEs because, for the foreseeable future, Sohu.com Inc. does not have the intention to repatriate those undistributed earnings or losses to the U.S. (except that, under certain circumstances, Sohu.com Inc. may repatriate to the U.S. income that was previously included in its income for U.S. corporate income tax purposes). However, certain activities conducted in the PRC may give rise to U.S. corporate income tax, even if there are no distributions to Sohu.com Inc. U.S. corporate income taxes would be imposed on Sohu.com Inc. if its subsidiaries that are controlled foreign corporations generate income that is subject to the Subpart F regime of the U.S. Internal Revenue Code.

Cumulative undistributed earnings were included in consolidated retained earnings on the balance sheets in the amounts of $396.7 million and $614.1 million, respectively, as of December 31, 2016 and 2015. An estimated $138.8 million and $214.9 million in U.S. income and foreign withholding taxes would be due if these earnings were remitted as dividends, after payment of all deferred taxes as of December 31, 2016 and 2015.

Deferred Tax Assets and Liabilities

Significant components of the Group’s deferred tax assets and liabilities consist of the following (in thousands):

	As of December 31,
	2015	2016
Deferred tax assets:
Net operating loss from operations	$145,964	$206,967
Accrued bonus and commissions	21,004	22,069
Intangible assets transfer	1,156	746
Others	2,321	7,525

Total deferred tax assets	170,445	237,307
Less: Valuation allowance	(141,951)	(216,176)

Net deferred tax assets	$28,494	$21,131

Deferred tax liabilities
Withholding tax for Dividend	$(24,884)	$(26,002)
Deferred U.S. tax	(12,450)	(9,175)
Intangible assets from business acquisitions	(1,465)	(1,273)
Others	(3,616)	(3,334)

Total deferred tax liabilities	$(42,415)	$(39,784)

The Group elected to early adopt the FASB issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes retrospectively from the fourth quarter of 2016. As a result of the adoption of this guidance, $4.7 million of current deferred tax assets and $24.9 million of current deferred tax liabilities were reclassified to non-current as of December 31, 2015.

As of December 31, 2016, the Group had net operating losses from PRC entities of approximately $760.6 million available to offset against future net profit for income tax purposes. The Group anticipates that it is more likely than not that these net operating losses (except for the net operating losses generated by Changyou’s VIEs) may not be utilized based on its estimate of the operation performance of these PRC entities; therefore, $190.1 million in deferred tax assets generated from net operating losses were offset by a valuation allowance.

In 2016, $11.8 million of PRC net operating losses generated from previous years expired. The remaining PRC net operating losses will expire successively commencing in 2017.

Uncertain Tax Positions

The Sohu Group did not have any significant unrecognized uncertain tax positions for the year ended December 31, 2016. The Group did not have any significant penalties or interest associated with tax positions for the year ended December 31, 2016.

The following table summarizes the Group’s recognized uncertain tax positions from January 1, 2014 to December 31, 2016 (in thousands):

	As of December 31,
	2014	2015	2016
Beginning balance	$24,369	$24,515	$39,244
Decreases related to prior year tax positions	0	0	(6,649)
Increases related to current year tax positions	146	14,729	87

Ending balance	$24,515	$39,244	$32,682

In 2016, the decreases related to prior year tax positions mainly represented a payment of $5.3 million to PRC tax authorities for a portion of an uncertain tax position arising from certain equity transactions recognized in 2013.

In 2015, the Sohu Group recognized tax payable in the amount of $14.6 million as management determined that certain business transactions that took place during the year may result in additional tax obligations under relevant tax rules.

The Group does not anticipate that the uncertain tax positions will significantly increase or decrease within twelve months of December 31, 2016.

15. Commitments and Contingencies

Contractual Obligations

The following table sets forth the Group’s contractual obligations as of December 31, 2016 (in thousands):

As of December 31,	2017	2018	2019	2020	2021	Thereafter	Total Payments Required
Purchase of content and services – video	112,051	39,203	81	0	0	0	151,335
Purchase of cinema advertisement slot rights	63,174	46,971	22,633	5,060	0	0	137,838
Purchase of bandwidth	61,731	3,500	1,171	1,055	308	0	67,765
Operating lease obligations(1)	14,543	10,004	2,751	586	58	10	27,952
Expenditures for operating rights for licensed games with technological feasibility	4,178	15,122	0	0	0	0	19,300
Purchase of content and services – others	7,943	166	73	30	0	0	8,212
Fees for operating rights for licensed games in development	1,271	348	0	0	0	0	1,619
Expenditures for titles in game development	259	1,197	0	0	0	0	1,456
Purchase of fixed assets	1,175	0	0	0	0	0	1,175
Others	4,005	4	0	0	0	0	4,009

Total Payments Required	270,330	116,515	26,709	6,731	366	10	420,661

Note (1): For the years ended December 31, 2016, 2015 and 2014, rental expense included in the operating lease was approximately $23.9 million, $27.9 million, and $34.6 million, respectively.

Litigation

The Sohu Group is a party to various litigation matters which it considers routine and incidental to its business. The Sohu Group records a liability when the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. The Sohu Group evaluates, on a regular basis, developments in litigation matters that could affect the amount of liability that has been previously accrued and makes adjustments as appropriate. Management believes that the total liabilities to the Sohu Group that may arise as a result of currently pending legal proceedings will not have a material adverse effect on the Group’s business, results of operations, financial condition and cash flows

PRC Law and Regulations

The Chinese market in which the Sohu Group operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability to operate an Internet business and to conduct brand advertising, search and search-related, online game, and other services in the PRC. Though the PRC has, since 1978, implemented a wide range of market-oriented economic reforms, continued reforms and progress towards a full market-oriented economy are uncertain. In addition, the telecommunication, information, and media industries remain highly regulated. Restrictions are currently in place and are unclear with respect to which segments of these industries foreign-owned entities, like the Sohu Group, may operate. The Chinese government may issue from time to time new laws or new interpretations of existing laws to regulate areas such as telecommunication, information and media. The Sohu Group’s legal structure and scope of operations in China could be subject to restrictions, which could result in limits on its ability to conduct business in the PRC. Certain risks related to PRC law that could affect the Sohu Group’s VIE structure are discussed in Note 16 – VIEs.

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

Under contractual agreements with the Sohu Group, Dr. Charles Zhang and those other executive officers and employees of the Sohu Group who are shareholders of the consolidated VIEs are required to transfer their ownership in these entities to the Group, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Group at any time as requested by the Group to repay the loans outstanding. All voting rights of the consolidated VIEs are assigned to the Sohu Group, and the Group has the right to designate all directors and senior management personnel of the consolidated VIEs, and also has the obligation to absorb losses of the consolidated VIEs. Dr. Charles Zhang and those other executive officers and employees of the Sohu Group who are shareholders of the consolidated VIEs have pledged their shares in the consolidated VIEs as collateral for the loans. As of December 31, 2016, the aggregate amount of these loans was $9.4 million.

Under its contractual arrangements with the consolidated VIEs, the Sohu Group has the power to direct activities of the VIEs, and can have assets transferred freely out of the VIEs without any restrictions. Therefore, the Group considers that there is no asset of a consolidated VIE that can be used only to settle obligations of the VIEs, except for registered capital and PRC statutory reserves of the VIEs. As of December 31, 2016, the registered capital and PRC statutory reserves of the consolidated VIEs totaled $60.0 million. As all of the consolidated VIEs are incorporated as limited liability companies under the PRC Company Law, creditors of the consolidated VIEs do not have recourse to the general credit of the Sohu Group for any of the liabilities of the consolidated VIEs. Currently there is no contractual arrangement that could require the Sohu Group to provide additional financial support to the consolidated VIEs. As the Sohu Group is conducting certain business in the PRC mainly through the consolidated VIEs, the Group may provide such support on a discretionary basis in the future, which could expose the Group to a loss.

The Sohu Group classified the consolidated VIEs within the Sohu Group as principal VIEs or immaterial VIEs based on certain criteria, such as the VIEs’ total assets or revenues. The following is a summary of the principal VIEs within the Sohu Group:

Basic Information for Principal VIEs and Subsidiaries of Principal VIEs

For Sohu’s Business

•	High Century

Beijing Century High Tech Investment Co., Ltd. (“High Century”) was incorporated in 2001. As of December 31, 2016, the registered capital of High Century was $4.6 million and Dr. Charles Zhang and Wei Li held 80% and 20% interests, respectively, in this entity.

•	Heng Da Yi Tong

Beijing Heng Da Yi Tong Information Technology Co., Ltd. (“Heng Da Yi Tong”) was incorporated in 2002. As of December 31, 2016, the registered capital of Heng Da Yi Tong was $1.2 million and Dr. Charles Zhang and Wei Li held 80% and 20% interests, respectively, in this entity.

•	Sohu Internet

Sohu Internet was incorporated in 2003. As of December 31, 2016, the registered capital of Sohu Internet was $1.6 million and High Century held a 100% interest in this entity.

•	Donglin

Beijing Sohu Donglin Advertising Co., Ltd. (“Donglin”) was incorporated in 2010. As of December 31, 2016, the registered capital of Donglin was $1.5 million and Sohu Internet held a 100% interest in this entity.

•	Tianjin Jinhu

Tianjin Jinhu Culture Development Co., Ltd. (“Tianjin Jinhu”) was incorporated in 2011. In October, 2016, Ye Deng transferred its 50% equity interest in Tianjin Jinhu to Xiufeng Deng. As of December 31, 2016, the registered capital of Tianjin Jinhu was $0.5 million and Xiufeng Deng and Xuemei Zhang each held a 50% interest in this entity.

•	Guangzhou Qianjun

Guangzhou Qianjun was acquired in November 2014. As of December 31, 2016, the registered capital of Guangzhou Qianjun was $3.3 million and Tianjin Jinhu held a 100% interest in this entity.

•	Focus Interactive

Beijing Focus Interactive Information Service Co., Ltd. (“Focus Interactive”) was incorporated in July 2014. As of December 31, 2016, the registered capital of Focus Interactive was $1.6 million and Heng Da Yi Tong held 100% of the equity interests in this entity.

For Sogou’s Business

•	Sogou Information

Sogou Information was incorporated in 2005. As of December 31, 2016, the registered capital of Sogou Information was $2.5 million and Xiaochuan Wang, Sogou’s Chief Executive Officer, High Century and Tencent held 10%, 45% and 45% interests, respectively, in this entity.

For Changyou’s Business

•	Gamease

Gamease was incorporated in 2007. As of December 31, 2016, the registered capital of Gamease was $1.3 million and High Century held a 100% interest in this entity.

•	Guanyou Gamespace

Beijing Guanyou Gamespace Digital Technology Co., Ltd. (“Guanyou Gamespace”) was incorporated in 2010. As of December 31, 2016, the registered capital of Guanyou Gamespace was $1.5 million and Beijing Changyou Star Digital Technology Co., Ltd (“Changyou Star”) held a 100% interest in this entity.

•	Shanghai ICE

Shanghai ICE Information Technology Co., Ltd. (“Shanghai ICE”) was acquired by Changyou in 2010. As of December 31, 2016, the registered capital of Shanghai ICE was $1.2 million and Gamease held a 100% interest in this entity.

•	Wuhan Baina Information

Baina (Wuhan) Information Technology Co., Ltd. (“Wuhan Baina Information”) was acquired by Gamease in July 2014. As of December 31, 2016, the registered capital of Wuhan Baina Information was $3.0 million and Changyou Star and Yongzhi Yang, the former chief executive officer of MoboTap, held 60% and 40% interests, respectively, in this entity.

Financial Information

The following financial information of the Sohu Group’s consolidated VIEs (including subsidiaries of VIEs) is included in the accompanying consolidated financial statements (in thousands):

	As of December 31,
	2015	2016
ASSETS:
Cash and cash equivalents	$131,270	$94,859
Accounts receivable, net	135,925	72,151
Prepaid and other current assets	101,951	86,722
Assets held for sale	0	12,551
Intercompany receivables due from the Company’s subsidiaries	140,396	197,438

Total current assets	509,542	463,721

Long-term investments, net	15,960	17,472
Fixed assets, net	7,362	4,372
Intangible assets, net	18,266	14,545
Goodwill	36,351	35,161
Other non-current assets	12,057	4,052

Total assets	$599,538	$539,323

LIABILITIES:
Accounts payable	$23,757	$15,824
Accrued liabilities	79,012	96,695
Receipts in advance and deferred revenue	55,319	44,797
Liabilities held for sale	0	3,232
Other current liabilities	139,577	111,775
Intercompany payables due to the Company’s subsidiaries	175,178	129,431

Total current liabilities	472,843	401,754

Long-term accounts payable	2,858	0
Long-term taxes payable	180	13,463
Deferred tax liabilities	1,490	1,273
Intercompany payables due to the Company’s subsidiaries	21,717	19,620

Total liabilities	$499,088	$436,110

	As of December 31,
	2014	2015	2016
Net revenue	$1,063,655	$1,181,354	$894,697
Net income /(loss)	$(90,840)	$(78,722)	$9,557

	Year ended December 31,
	2014	2015	2016
Net cash provided by /(used in) operating activities	$69,171	$38,628	$(17,804)
Net cash provided by /(used in) investing activities	(159,094)	55,108	(2,273)
Net cash provided by financing activities	$17,742	$2,855	$0

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

17. Sohu.com Inc. Shareholders’ Equity

Summary of Sohu.com Inc.’s outstanding shares (in thousands):

	Number of Outstanding Shares As of December 31,
	2014	2015	2016
Common stock:
Balance, beginning of year	38,326	38,507	38,653
Issuance of common stock	181	146	89

Balance, end of year	38,507	38,653	38,742

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

Treasury Stock

Treasury stock consists of shares repurchased by Sohu.com Inc. that are no longer outstanding and are held by Sohu.com Inc. Treasury stock is accounted for under the cost method. For the years ended December 31, 2016, 2015 and 2014, the Company did not repurchase any shares of its common stock.

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

Sohu’s 2010 Stock Incentive Plan

On July 2, 2010, the Company’s shareholders adopted the Sohu 2010 Stock Incentive Plan, which provides for the issuance of up to 1,500,000 shares of common stock, including stock issued pursuant to the vesting and settlement of restricted stock units and pursuant to the exercise of stock options. The maximum term of any stock right granted under the Sohu 2010 Stock Incentive Plan is ten years from the grant date. The Sohu 2010 Stock Incentive Plan will expire on July 1, 2020. As of December 31, 2016, 560,430 shares were available for grant under the Sohu 2010 Stock Incentive Plan.

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

On February 7, 2016, 253,250 of these stock options were granted and became vested, as a mutual understanding of the subjective performance targets was reached between the Company and the recipients, the targets had been satisfied, and the service period requirements had been fulfilled. The cumulative share-based compensation expense for these granted stock options has been adjusted and fixed based on the fair value at the grant date of $10.8 million.

A summary of stock option activity under the Sohu 2010 Stock Incentive Plan as of and for the year ended December 31, 2016 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at January 1, 2016	0	$			$
Granted	253		0.001
Exercised	(60)		0.001
Forfeited or expired	0

Outstanding at December 31, 2016	193		0.001	8.10		6,549

Vested at December 31, 2016	193		0.001	8.10		6,549

Exercisable at December 31, 2016	193		0.001	8.10		6,549

Note (1): The aggregated intrinsic value in the preceding table represents the difference between Sohu’s closing stock price of $33.89 on December 31, 2016 and the nominal exercise prices of the stock options.

For the year ended December 31, 2016 and 2015, total share-based compensation expense recognized for these stock options was $1.4 million and $25.6 million, respectively.

ii) Summary of restricted stock unit activity

A summary of restricted stock unit activity under the Sohu 2010 Stock Incentive Plan as of and for the year ended December 31, 2016 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2016	32	$70.24
Granted	11	51.00
Vested	(23)	62.11
Forfeited	(9)	63.45

Unvested at December 31, 2016	11	73.32

Expected to vest after December 31, 2016	8	73.32

For the years ended December 31, 2016, 2015 and 2014, total share-based compensation expense recognized for restricted stock units was $1.3 million, $2.2 million and $3.0 million, respectively.

As of December 31, 2016, there was $0.3 million of unrecognized compensation expense related to unvested restricted stock units. The expense is expected to be recognized over a weighted average period of 0.61 years. The total fair value on their respective vesting dates of restricted stock units vested during the years ended December 31, 2016, 2015 and 2014 was $0.9 million, $1.6 million and $1.2 million, respectively.

2) Sogou Inc. Share-based Awards

Sogou 2010 Share Incentive Plan

Sogou adopted a share incentive plan on October 20, 2010. The number of Sogou ordinary shares issuable under the plan was 41,500,000 after an amendment that was effective August 22, 2014 (as amended, the “Sogou 2010 Share Incentive Plan”). Awards of share rights may be granted under the Sogou 2010 Share Incentive Plan to management and employees of Sogou and of any present or future parents or subsidiaries or VIEs of Sogou. The maximum term of any share right granted under the Sogou 2010 Share Incentive Plan is ten years from the grant date. The Sogou 2010 Share Incentive Plan will expire on October 19, 2020. As of December 31, 2016, Sogou had contractually granted options for the purchase of 38,209,700 Sogou ordinary shares under the 2010 Sogou Share Incentive Plan.

Of the contractually-granted Sogou share options for the purchase of 38,209,700 Sogou ordinary shares, options for the purchase of 31,009,700 Sogou ordinary shares vest and become exercisable upon a service period requirement being met, as well as Sogou’s achievement of performance targets for the corresponding period. Subject to achievement of the applicable performance targets, of these Sogou share options for the purchase of 31,009,700 Sogou ordinary shares, options for the purchase of 29,822,750 Sogou ordinary shares vest and become exercisable in four equal installments and options for the purchase of 1,186,950 Sogou ordinary shares vest and become exercisable in two to four installments over varying periods. Of these Sogou share options for the purchase of 31,009,700 Sogou ordinary shares, the terms of options for the purchase of 900,000 Sogou ordinary shares, which had previously included as vesting conditions a service period requirement and Sogou’s completion of an IPO of its ordinary shares (“Sogou’s IPO”), were amended in the first quarter of 2016 to remove as a condition of vesting the completion of Sogou’s IPO and add as a condition of vesting achievement of performance targets. For purposes of recognition of share-based compensation expense, each installment is considered to be granted as of the date that the performance target has been set. As of December 31, 2016, Sogou had granted options for the purchase of 25,245,808 Sogou ordinary shares under the 2010 Sogou Share Incentive Plan. As of December 31, 2016, options for the purchase of 24,894,886 Sogou ordinary shares had become vested and exercisable because both the service period and the performance requirements had been met, and of such vested options, options for the purchase of 22,994,909 Sogou ordinary shares had been exercised.

Of the contractually granted Sogou share options, options for the purchase of 7,200,000 Sogou ordinary shares vest and become exercisable in five equal installments, with (i) the first installment vesting upon Sogou’s IPO and the expiration of all underwriters’ lockup periods applicable to Sogou’s IPO, and (ii) each of the four subsequent installments vesting on the first, second, third and fourth anniversary dates, respectively, of the closing of Sogou’s IPO. The completion of an IPO is considered to be a performance condition of the awards. An IPO is not considered to be probable until it is completed. Under ASC 718, compensation cost should be accrued if it is probable that the performance condition will be achieved and should not be accrued if it is not probable that the performance condition will be achieved. As a result, no compensation expense will be recognized related to these Sogou share options until the completion of an IPO, and hence no share-based compensation expense was recognized for the years ended December 31, 2016, 2015 and 2014 for the options for the purchase of 7,200,000 Sogou ordinary shares that are subject to vesting upon completion of Sogou’s IPO.

As of December 31, 2016, for purposes of recognition of share-based compensation expense, Sogou had granted Sogou share options for the purchase of 32,445,808 Sogou ordinary shares, of which options for the purchase of 9,450,899 Sogou ordinary shares were outstanding. A summary of Sogou share option activity under the Sogou 2010 Share Incentive Plan as of and for the year ended December 31, 2016 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2016	12,209	$0.369
Granted	2,337	0.001
Exercised	(3,876)	0.001
Forfeited or expired	(1,219)	0.001

Outstanding at December 31, 2016	9,451	0.476	6.31

Vested at December 31, 2016 and expected to vest thereafter	2,251

Exercisable at December 31, 2016	1,900

For the years ended December 31, 2016, 2015 and 2014, total share-based compensation expense recognized for Sogou share options under the Sogou 2010 Share Incentive Plan was $7.6 million, $7.3 million and $31.4 million, respectively.

As of December 31, 2016, there was $0.8 million of unrecognized compensation expense related to the unvested Sogou share options. The expense is expected to be recognized over a weighted average period of 0.57 years.

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

The fair value of the Sogou share options granted to Sogou management and key employees was estimated on the date of grant using the Binomial option – pricing model (the “BP Model”) with the following assumptions used:

Assumptions Adopted	2014	2015	2016
Average risk-free interest rate	2.62%~3.05%	2.48%~2.77%	1.90%~2.77%
Exercise multiple	2~3	2~3	2~3
Expected forfeiture rate (post-vesting)	0%~12%	1%~12%	0%~12%
Weighted average expected option life	7	8	7
Volatility rate	49%~54%	47%~51%	43%~50%
Dividend yield	0%	0%	0%
Fair value	5.85~6.35	3.58	3.18~3.93

Sogou estimated the risk-free rate based on the market yields of U.S. Treasury securities with an estimated country-risk differential as of the valuation date. An exercise multiple was estimated as the ratio of the fair value of the Sogou ordinary shares over the exercise price as of the time the Sogou share option is exercised, based on consideration of research studies regarding exercise patterns based on historical statistical data. In Sogou’s valuation analysis, a multiple of two was applied for employees and a multiple of three was applied for management. Sogou estimated the forfeiture rate to be 0% or 1% for the Sogou share options granted to Sogou management as of December 31, 2016 and 12% for the Sogou share options granted to Sogou employees as of December 31, 2016. The life of the Sogou share options is the contract life of the option. Based on the option agreement, the contract life of the Sogou share options is 10 years. As there is no trading market for Sogou’s ordinary shares, the expected volatility at the valuation date was estimated based on the historical volatility of comparable companies for the period before the grant date with length commensurate with the expected term of the Sogou share options. Sogou has no history or expectation of paying dividends on its ordinary shares. Accordingly, the dividend yield was estimated to be 0%.

Sohu Management Sogou Share Option Arrangement

Under an arrangement providing for Sogou share-based awards to be available for grants to members of Sohu’s Board of Directors, management and other key employees (“Sohu Management Sogou Share Option Arrangement”), which was approved by the boards of directors of Sohu and Sogou in March 2011, Sohu has the right to provide to members of Sohu’s Board of Directors, management and other key employees the opportunity to purchase from Sohu up to 12,000,000 ordinary shares of Sogou at a fixed exercise price of $0.625 or $0.001 per share. Of these 12,000,000 ordinary shares, 8,800,000 are Sogou ordinary shares previously held by Sohu and 3,200,000 are Sogou ordinary shares that were newly-issued on April 14, 2011 by Sogou to Sohu at a price of $0.625 per share, or a total of $2.0 million. As of December 31, 2016, Sohu had contractually granted options for the purchase of 10,705,000 Sogou ordinary shares to members of Sohu’s Board of Directors, management and other key employees under the Sohu Management Sogou Share Option Arrangement.

Of the contractually-granted Sogou share options for the purchase of 10,705,000 Sogou ordinary shares, options for the purchase of 8,290,000 Sogou ordinary shares vest and become exercisable in four equal installments, with each installment vesting upon a service period requirement for Sohu’s management and key employees being met, as well as Sogou’s achievement of performance targets for the corresponding period. For purposes of recognition of share-based compensation expense, each installment is considered to be granted as of the date that the performance target has been set. As of December 31, 2016, Sohu had granted Sogou share options for the purchase of 8,290,000 Sogou ordinary shares under the Sohu Management Sogou Share Option Arrangement. As of December 31, 2016, options for the purchase of 8,290,000 Sogou ordinary shares had become vested and exercisable because both the service period and the performance requirements had been met, and vested options for the purchase of 7,512,500 Sogou ordinary shares had been exercised.

Options for the purchase of 15,000 Sogou ordinary shares were granted to members of Sohu’s Board of Directors. All of these Sogou share options vested and were exercised in 2015, as the service period requirement for vesting had been met.

The remaining options for the purchase of 2,400,000 Sogou ordinary shares vest and become exercisable in five equal installments, with (i) the first installment vesting upon Sogou’s IPO and the expiration of all underwriters’ lockup periods applicable to the IPO, and (ii) each of the four subsequent installments vesting on the first, second, third and fourth anniversary dates, respectively, of the closing of Sogou’s IPO. All installments of the Sogou share options for the purchase of 2,400,000 Sogou ordinary shares that are subject to vesting upon the completion of Sogou’s IPO were considered granted upon the issuance of the options. The completion of a firm commitment IPO is considered to be a performance condition of the awards. An IPO event is not considered to be probable until it is completed. Under ASC 718, compensation cost should be accrued if it is probable that the performance condition will be achieved and should not be accrued if it is not probable that the performance condition will be achieved. As a result, no compensation expense will be recognized related to these Sogou share options until the completion of an IPO, and hence no share-based compensation expense was recognized for the years ended December 31, 2016, 2015 and 2014 for these options for the purchase of 2,400,000 Sogou ordinary shares.

As of December 31, 2016, for purposes of recognition of share-based compensation expense, Sohu had granted options for the purchase of 10,705,000 Sogou ordinary shares, of which options for the purchase of 3,189,500 Sogou ordinary shares were outstanding. A summary of Sogou share option activity under the Sohu Management Sogou Share Option Arrangement as of and for the year ended December 31, 2016 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2016	3,664	$0.623
Granted	58	0.625
Exercised	(532)	0.625
Forfeited or expired	0

Outstanding at December 31, 2016	3,190	0.623	5.78

Vested at December 31, 2016 and expected to vest thereafter	790

Exercisable at December 31, 2016	790

For the years ended December 31, 2016, 2015 and 2014, total share-based compensation expense recognized for Sogou share options under the Sohu Management Sogou Share Option Arrangement was $0.4 million, $1.0 million and $8.9 million, respectively.

As of December 31, 2016, there was no unrecognized compensation expense related to unvested Sogou share options.

The method used to determine the fair value of Sogou share options granted to members of Sohu’s Board of Directors, management and other employees was the same as the method used for the Sogou share options granted to Sogou’s management and key employees as described above, except for the assumptions used in the BP Model as presented below:

Assumptions Adopted	2014	2015	2016
Average risk-free interest rate	2.62%~2.93%	2.67%~3.01%	2.01%~2.15%
Exercise multiple	2~3	2~3	2~3
Expected forfeiture rate (Post-vesting)	0%~8%	0%	0%
Weighted average expected option life	7	8	6
Volatility rate	52%~54%	50%~53%	43%~47%
Dividend yield	0%	0%	0%
Fair value	5.23	2.96~7.03	2.56~3.31

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

As of December 31, 2016, options for the purchase of 11,370,000 Sogou ordinary shares granted under the Sogou 2010 Share Incentive Plan had been exercised early but had not been distributed to the beneficiaries of the trusts. All of the early-exercised Sogou ordinary shares that were distributed to those beneficiaries by the trusts in accordance with the vesting requirements under the option agreements have been included in the disclosures under the heading “Sogou 2010 Share Incentive Plan” above.

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

As of December 31, 2016, unvested Tencent restricted share unit awards held by these employees provided for the issuance of up to 53,100 ordinary shares of Tencent, taking into consideration a five-for-one split of Tencent’s shares that became effective in May 2014. For the years ended December 31, 2016, 2015 and 2014, share-based compensation expense of $0.8 million, $2.0 million and $4.9 million, respectively, related to these Tencent restricted share units was recognized in the Group’s consolidated statements of comprehensive income. As of December 31, 2016, there was $0.2 million of unrecognized compensation expense related to these unvested Tencent restricted share units. This amount is expected to be recognized over a weighted average period of 1.2 years.

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

Prior to the completion of Changyou’s initial public offering, Changyou had granted under the Changyou 2008 Share Incentive Plan 15,000,000 Changyou ordinary shares to its former chief executive officer Tao Wang, through Prominence Investments Ltd., which is an entity that may be deemed under applicable rules of the Securities and Exchange Commission to be beneficially owned by Tao Wang. Through December 31, 2016, Changyou had also granted under the Changyou 2008 Share Incentive Plan restricted share units, settleable upon vesting by the issuance of an aggregate of 4,614,098 Changyou ordinary shares, to certain members of its management other than Tao Wang, and certain other Changyou employees.

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

ii) Share-based Awards granted after Changyou’s IPO

Through December 31, 2016, in addition to the share-based awards granted before Changyou’s IPO, Changyou had granted restricted share units, settleable upon vesting with the issuance of an aggregate of 1,581,226 Changyou ordinary shares, to certain members of its management other than Tao Wang and to certain of its other employees. These Changyou restricted share units are subject to vesting over a four-year period commencing on their grant dates. Share-based compensation expense for such Changyou restricted share units is recognized on an accelerated basis over the requisite service period. The fair value of Changyou restricted share units was determined based on the market price of Changyou’s ADSs on the grant date.

A summary of activity for these Changyou restricted share units as of and for the year ended December 31, 2016 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2016	20	$14.25
Granted	0
Vested	(10)
Forfeited	0

Unvested at December 31, 2016	10	14.25

Expected to vest after December 31, 2016	10	14.25

For the years ended December 31, 2016, 2015 and 2014, total share-based compensation expense recognized for these Changyou restricted share units was $0.1 million, negative $0.2 million and $1.3 million, respectively. The negative amount in 2015 resulted from Changyou’s reversal of share-based compensation expense for Changyou restricted share units that were cancelled due to the termination of the holders’ employment prior to vesting.

As of December 31, 2016, there was $31,000 of unrecognized compensation expense related to these unvested Changyou restricted share units. The expense is expected to be recognized over a weighted average period of 0.55 year. The total fair value of these Changyou restricted share units vested during the years ended December 31, 2016, 2015 and 2014 was $0.1 million, $1.1 million and $1.1 million, respectively.

Changyou 2014 Share Incentive Plan

On June 27, 2014, Changyou reserved 2,000,000 of its Class A ordinary shares under the Changyou.com Limited 2014 Share Incentive Plan (the “Changyou 2014 Share Incentive Plan”) for the purpose of making share incentive awards to certain members of its management and key employees. On November 2, 2014, the number of Class A ordinary shares reserved under the Changyou 2014 Share Incentive Plan increased from 2,000,000 to 6,000,000. The maximum term of any share right granted under the Changyou 2014 Share Incentive Plan is ten years from the grant date. The Changyou 2014 Share Incentive Plan will expire in June 2024. As of December 31, 2016, 2,823,000 shares were available for grant under the Changyou 2014 Share Incentive Plan.

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

On November 2, 2015, June 1, 2016 and November 2, 2016, 450,000, 329,000 and 450,000, respectively, of these Changyou share options were granted and vested, as a mutual understanding of the subjective performance targets had been reached between Changyou and the recipients, the targets had been satisfied, and the service period requirements had been fulfilled. The share-based compensation expense for these granted Changyou share options has been adjusted and fixed based on their fair value of $4.7 million, $3.2 million and $5.9 million, respectively, at the grant date.

A summary of Changyou share option activity under the Changyou 2014 Share Incentive Plan as of and for the year ended December 31, 2016 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at January 1, 2016	450	$0.01	8.84	$5,580
Granted	779	0.01
Exercised	(377)	0.01
Forfeited or expired	0

Outstanding at December 31, 2016	852	0.01	7.93	9,032

Vested at December 31, 2016	852	0.01

Exercisable at December 31, 2016	852	0.01

Note (1): The aggregated intrinsic value in the preceding table represents the difference between Changyou’s closing price of $21.22 per ADS, or $10.61 per Class A ordinary share, on December 31, 2016 and the nominal exercise prices of the share options.

For the years ended December 31, 2016, 2015 and 2014, total share-based compensation expense recognized for these share options under the Changyou 2014 Share Incentive Plan was $8.3 million, $15.2 million and $2.6 million, respectively. The total fair values of these Changyou share options vested on their respective vesting dates for the years ended December 31, 2016, 2015 and 2014 were $9.1 million, $4.7 million and nil, respectively.

The weighted average grant date fair values of options granted during the years ended December 31, 2015 and 2016 were $6.3 million and $5.9 million, respectively. There were no share options exercised for the year ended December 31, 2015. The total intrinsic value of share options exercised for the year ended December 31, 2016 was $4.3 million.

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

4) Sohu Video Share-based Awards

On January 4, 2012, Sohu Video adopted the Video 2011 Share Incentive Plan, under which 25,000,000 ordinary shares of Sohu Video are reserved for the purpose of making share incentive awards to management and key employees of Sohu Video and to Sohu management. The maximum term of any share incentive award granted under the Video 2011 Share Incentive Plan is ten years from the grant date. The Video 2011 Share Incentive Plan will expire on January 3, 2021. As of December 31, 2016, grants of options for the purchase of 16,368,200 ordinary shares of Sohu Video had been contractually made and were subject to vesting in four equal installments, with each installment vesting upon a service period requirement being met, as well as Sohu Video’s achievement of performance targets for the corresponding period. For purposes of ASC 718-10-25, as of December 31, 2016, no grant date had occurred, because the broader terms and conditions of the option awards had neither been finalized nor mutually agreed upon with the recipients. As of December 31, 2016, options for the purchase of 4,972,800 Sohu Video ordinary shares were vested.

For the years ended December 31, 2016, 2015 and 2014, total share-based compensation expense recognized for vested Sohu Video options under the Video 2011 Share Incentive Plan was negative $0.8 million, $0.3 million and $4.0 million, respectively.

The fair value of the Sohu Video options contractually granted to management and key employees of Sohu Video and to Sohu management was estimated on the reporting date using the BP Model, with the following assumptions used:

Assumptions Adopted
Average risk-free interest rate	2.63%
Exercise multiple	2.8
Expected forfeiture rate (post-vesting)	19%
Weighted average expected option life	5.0
Volatility rate	46.8%
Dividend yield	0
Fair value	0.71

18.	Business Combination

MoboTap

On July 16, 2014, Changyou, through a wholly-owned subsidiary, entered into an investment agreement with MoboTap and MoboTap’s shareholders pursuant to which Changyou purchased from then existing shareholders of MoboTap at the closing, which took place on July 31, 2014, shares of MoboTap representing 51% of the equity interests in MoboTap on a fully-diluted basis for approximately $90.8 million in cash. In addition, Changyou has the right to purchase up to 10% of the equity interests in MoboTap from the noncontrolling shareholders, at a price of 20% below the IPO price, before a qualified IPO of MoboTap. If MoboTap achieves specified performance milestones for 2016 and certain specified key employees continue their employment with MoboTap at the time the milestones are achieved, but there has not been an IPO by MoboTap, the noncontrolling shareholders of MoboTap will have a one-time right to put to Changyou shares of MoboTap held by them, representing up to 15% of the equity interests in MoboTap, for an aggregate price of up to $53.0 million. The Sohu Group began to consolidate MoboTap’s financial statements commencing with the closing of the acquisition.

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

In 2016, Changyou’s Board of Directors approved the disposal of Changyou’s 51% equity interest in MoboTap. As of December 31, 2016, Changyou has been negotiating with a potential buyer on the terms of disposal. Accordingly, the assets and liabilities attributable to MoboTap are classified as assets and liabilities held for sale and measured at the lower of their carrying amounts and their fair values, less selling costs, in the consolidated balance sheet as of December 31, 2016. Details see Note 10 – Fair Value Measurements.

19. Noncontrolling Interest

Currently, the noncontrolling interests in the Sohu Group’s consolidated financial statements primarily consist of noncontrolling interests for Sogou and Changyou.

Noncontrolling Interest in the Consolidated Balance Sheets

As of December 31, 2015 and 2016, noncontrolling interest in the consolidated balance sheets was $489.7 million and $564.2 million, respectively.

	As of December 31,
	2015	2016
Sogou	$125,314	$165,584
Changyou	364,416	398,631

Total	$489,730	$564,215

Noncontrolling Interest of Sogou

As of December 31, 2016 and 2015, noncontrolling interest of Sogou of $165.6 million and $125.3 million, respectively, was recognized in the Sohu Group’s consolidated balance sheets, representing Sogou’s cumulative results of operations attributable to shareholders other than Sohu.com Inc., and reflecting the reclassification of Sogou’s share-based compensation expense from shareholders’ additional paid-in capital to noncontrolling interest, the investments of shareholders other than Sohu.com Inc. in Preferred Shares and Ordinary Shares of Sogou, the repurchase of Sogou Series A Preferred Shares from noncontrolling shareholders in March 2014 and September 2015, and Sogou’s repurchase of Class A Ordinary Shares from noncontrolling shareholders in June 2014.

Noncontrolling Interest of Changyou

As of December 31, 2016 and 2015, noncontrolling interest of Changyou of $398.6 million and $364.4 million, respectively, was recognized in the Sohu Group’s consolidated balance sheets, representing a 31% economic interest for both 2016 and 2015 in Changyou’s net assets held by shareholders other than Sohu.com Inc. and reflecting the reclassification of Changyou’s share-based compensation expense from shareholders’ additional paid-in capital to noncontrolling interest.

Noncontrolling Interest in the Consolidated Statements of Comprehensive Income /(Loss)

For the years ended December 31, 2016, 2015 and 2014, respectively, the Sohu Group had net income of $109.0 million, net income of $146.5 million and net loss of $32.3 million, respectively, attributable to the noncontrolling interest in the consolidated statements of comprehensive income /(loss).

	Year Ended December 31,
	2014	2015	2016
Sogou	$(14,202)	$101,656	$61,403
Changyou	(18,873)	44,886	47,645
Others	766	0	0

Total	$(32,309)	$146,542	$109,048

Noncontrolling Interest of Sogou

For the years ended December 31, 2016, 2015 and 2014, respectively, a $61.4 million net income, a $101.7 million net income and a $14.2 million net loss, respectively, attributable to the noncontrolling interest of Sogou was recognized in the Sohu Group’s consolidated statements of comprehensive income /(loss), representing Sogou’s net income /(loss) attributable to shareholders other than Sohu.com Inc.

Noncontrolling Interest of Changyou

For the years ended December 31, 2016, 2015 and 2014, respectively, a $47.6 million net income, a $44.9 million net income and a $18.9 million net loss, respectively, attributable to the noncontrolling interest of Changyou was recognized in the Sohu Group’s consolidated statements of comprehensive income /(loss), representing a 31%, 31% and 32%, respectively, economic interest in Changyou attributable to shareholders other than Sohu.com Inc.

20. Net Income /(Loss) per Share

Basic net income /(loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income /(loss) per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise or settlement of share-based awards using the treasury stock method. The dilutive effect of share-based awards with performance requirements is not considered before the performance targets are actually met. The computation of diluted net income /(loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect (i.e. an increase in earnings per share amounts or a decrease in loss per share amounts) on net income /(loss) per share. For the year ended December 31, 2016, 232,488 common shares potentially issuable upon the exercise or settlement of share-based awards using the treasury stock method were anti-dilutive and excluded from the denominator for calculation of diluted net loss per share.

Additionally, for purposes of calculating the numerator of diluted net income /(loss) per share, the net income /(loss) attributable to Sohu.com Inc. is adjusted as follows. The adjustment will not be made if there is an anti-dilutive effect.

(1)	Sogou’s net income /(loss) attributable to Sohu.com Inc. is determined using the percentage that the weighted average number of Sogou shares held by Sohu.com Inc. represents of the weighted average number of Sogou Preferred Shares and Ordinary Shares, shares issuable upon the conversion of convertible preferred shares under the if-converted method, and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, and is not determined by allocating Sogou’s net income /(loss) to Sohu.com Inc. using the methodology for the calculation of net income /(loss) attributable to the Sogou noncontrolling shareholders discussed in Note 19 – Noncontrolling Interest.

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

For the year ended December 31, 2016, all of these Sogou shares and share options had an anti-dilutive effect, and therefore were excluded from the calculation of Sohu.com Inc.’s diluted net income /(loss) per share, and “incremental dilution from Sogou” in the table below was zero.

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

For the year ended December 31, 2016, all of these Changyou restricted share units had a dilutive effect, and therefore were included in the calculation of Sohu.com Inc.’s diluted net income /(loss) per share. This impact is presented as “incremental dilution from Changyou” in the table below.

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

The following table presents the calculation of the Sohu Group’s basic and diluted net loss per share (in thousands, except per share data).

	Year Ended December 31,
	2014	2015	2016
Numerator:
Net loss attributable to Sohu.com Inc., basic (after subtracting the dividend or deemed dividend to noncontrolling Sogou Series A Preferred shareholders)	$(166,657)	$(49,598)	$(224,021)
Effect of dilutive securities:
Incremental dilution from Sogou	(3,919)	0	0
Incremental dilution from Changyou	0	(1,231)	(1,639)

Net loss attributable to Sohu.com Inc., diluted	$(170,576)	$(50,829)	$(225,660)

Denominator:
Weighted average basic common shares outstanding	38,468	38,598	38,706
Effect of dilutive securities:
Share options and restricted share units	0	0	0

Weighted average diluted common shares outstanding	$38,468	$38,598	$38,706

Basic net loss per share attributable to Sohu.com Inc.	$(4.33)	$(1.28)	$(5.79)

Diluted net loss per share attributable to Sohu.com Inc.	$(4.43)	$(1.32)	$(5.83)

21. China Contribution Plan

The Sohu Group’s subsidiaries and consolidated VIEs in China participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Group’s subsidiaries and consolidated VIEs to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Group’s China-based subsidiaries and consolidated VIEs have no further commitments beyond their monthly contributions. For the years ended December 31, 2016, 2015 and 2014, the Group’s China based subsidiaries and consolidated VIEs contributed a total of $131.6 million, $132.6 million and $134.2 million, respectively, to these funds.

22. Profit Appropriation

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

For the years ended December 31, 2016, 2015 and 2014, the total amount of profits contributed to these funds by the Group was $4.3 million, $7.7 million and $4.9 million, respectively. As of December 31, 2016 and 2015, the total amount of profits contributed to these funds by the Group was $51.0 million and $46.8 million, respectively.

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

Operation Risk

For the years ended December 31, 2016, 2015 and 2014, there are no revenues from clients that individually represent greater than 10% of the total revenues.

For the year ended December 31, 2016, 13% of the Sohu Group’s total revenue and 56% of the Sohu Group’s online game revenue was derived from a single PC game, TLBB, which was launched in May 2007.

Financial instruments that potentially subject the Sohu Group to concentration risks consist primarily of cash and cash equivalents and short-term investments. Cash and cash equivalents in Sohu Group are mainly denominated in RMB and in U.S. dollars. Short-term investments are denominated in RMB. The Group may experience economic losses and negative impacts on earnings and equity as a result of fluctuations in the exchange rate between the U.S. dollar and the RMB. Moreover, the Chinese government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of the PRC. The Group may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency.

Credit Risk

As of December 31, 2016, approximately 38% of the Sohu Group’s cash and cash equivalents were held in 15 financial institutions in China. The remaining cash and cash equivalents were held primarily in financial institutions in Macao and Hong Kong.

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

Management expects that any additional institutions that the Sohu Group uses for its cash and bank deposits will be chosen with similar criteria for soundness. As a further means of managing its credit risk, the Sohu Group holds its cash and bank deposits in a number of different financial institutions. As of December 31, 2016 and 2015, the Sohu Group held its cash and bank deposits in different financial institutions and held no more than approximately 32% and 28%, respectively, of its total cash at any single institution.

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

24. Restricted Net Assets

Relevant PRC law and regulations permit payment of dividends by PRC-based operating entities only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, a PRC-based operating entity is required to annually appropriate 10% of net after-tax income to the statutory surplus reserve fund (see Note 22) prior to payment of any dividends, unless such reserve funds have reached 50% of the entity’s registered capital. As a result of these and other restrictions under PRC law and regulations, PRC-based operating entities are restricted in their ability to transfer a portion of their net assets to the Company either in the form of dividends, loans or advances. Even though the Company currently does not require any such dividends, loans or advances from PRC-based operating entities for working capital and other funding purposes, the Company may in the future require additional cash resources from PRC-based operating entities due to changes in business conditions, to fund future acquisitions and development, or to declare and pay dividends to or distribution to its shareholders.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

SOHU.COM INC.

CONDENSED BALANCE SHEETS

(In thousands)

	As of December 31,
	2015	2016
ASSETS
Current assets:
Cash and cash equivalents	$16,096	$8,990
Prepaid and other current assets	8,320	6,218
Due from subsidiaries and VIEs	3,806	3,806

Total current assets	28,222	19,014
Interests in subsidiaries and VIEs	1,232,327	989,875

Total assets	$1,260,549	$1,008,889

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	4,558	4,501
Long-term liabilities	14,969	10,808

Total liabilities	19,527	15,309

Shareholders’ equity:
Common stock: $0.001 par value per share (75,400 shares authorized; 38,653 shares and 38,742 shares, respectively, issued and outstanding as of December 31, 2015 and 2016)	45	45
Additional paid-in capital	798,357	821,867
Treasury stock (5,889 shares as of both December 31, 2015 and 2016)	(143,858)	(143,858)
Accumulated other comprehensive income	50,151	3,220
Retained earnings	536,327	312,306

Total shareholders’ equity	1,241,022	993,580

Total liabilities and shareholders’ equity	$1,260,549	$1,008,889

SOHU.COM INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

	Year Ended December 31,
	2014	2015	2016
Revenues	$0	$0	$0
Cost of revenues	0	0	0

Gross profit	0	0	0

Operating expenses:
General and administrative	7,829	22,091	8,845

Operating loss	(7,829)	(22,091)	(8,845)

Equity in loss of subsidiaries and VIEs	(129,324)	(4,430)	(217,408)
Other expense	(28)	(12)	(54)
Interest income	76	95	107

Loss before income tax expense /(benefit)	(137,105)	(26,438)	(226,200)
Income tax expense /(benefit)	1,805	11,249	(2,179)
Net loss	(138,910)	(37,687)	(224,021)

Other comprehensive loss	(6,903)	(59,251)	(46,931)

Comprehensive loss	$(145,813)	$(96,938)	$(270,952)

SOHU.COM INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2015	2016
Cash flows from operating activities:
Net loss	$(138,910)	$(37,687)	$(224,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Investment income from subsidiaries and VIEs	129,324	4,430	217,408
Share-based compensation expense	1,120	15,393	1,309
Changes in current assets and liabilities:
Prepaid and other current assets	(110)	(71)	842
Taxes payable	(510)	811	(630)
Accrued liabilities	(3,996)	7,905	(2,014)

Net cash used in operating activities	(13,082)	(9,219)	(7,106)
Cash flows from investing activities:
Dividend received	0	0	0

Net cash provided by investing activities	0	0	0
Cash flows from financing activities:
Issuance of common stock	612	2,126	0

Net cash provided by financing activities	612	2,126	0

Net decrease in cash and cash equivalents	(12,470)	(7,093)	(7,106)
Cash and cash equivalents at beginning of year	35,659	23,189	16,096

Cash and cash equivalents at end of year	$23,189	$16,096	$8,990

NOTES TO SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF SOHU.COM INC.

1.	The condensed financial statements of Sohu.com Inc. (the “Company”) have been prepared in accordance with U.S. GAAP.

2.	The Company records its investment in subsidiaries under the equity method. Such investment and long-term loans to subsidiaries are presented on the balance sheets as interests in subsidiaries and consolidated VIEs and the profit of the subsidiaries is presented as equity in profit of subsidiaries and consolidated VIEs on the statements of comprehensive income.

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

3.	As of December 31, 2016 and 2015, there were no material contingencies, significant provisions of long-term obligations, or mandatory dividend or redemption requirements of redeemable stocks or guarantees of the Company, except for those which have been separately disclosed in the Consolidated Financial Statements, if any.

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Sixth Amended and Restated Certificate of Incorporation of Sohu.com Inc. as filed with the Delaware Secretary of State on July 17, 2000.

3.2(15)	Second Amended and Restated By-Laws of Sohu.com Inc., effective February 7, 2015.

10.1(2)	Loan and Share Pledge Agreement dated November 19, 2001 among Sohu.com Inc., Dr. Charles Zhang and Li Wei.

10.2(4)	Purchasing Agreement of Real Property between Sohu Era and Vision Hua Qing.

10.3(5)	Master Transaction Agreement, dated January 1, 2009, by and between Sohu.com Inc. and Changyou.com Limited.

10.4(5)	Project Cooperation Agreement, dated November 20, 2009, by and between Beijing Raycom Real Estate Development Co., Ltd. and Beijing Sohu Media.

10.5(6)	Amended and Restated Marketing Services Agreement, dated January 1, 2010, by and between Sohu.com Inc. and Changyou.com Limited.

10.6(7)	Project Cooperation Agreement of Changyou, dated August 23, 2010.

10.7(7)	Amended and Restated 2010 Stock Incentive Plan.

10.8(7)	Cooperation Agreement, dated September 30, 2010. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted information has been filed separately with the Securities and Exchange Commission).

10.9(8)	Share Transfer Framework Agreement for Shenzhen 7Road dated April 22, 2011 (Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted information has been filed separately with the Securities and Exchange Commission).

10.10(9)	Master Transaction Agreement, dated as of November 29, 2011, between, on the one hand, the registrant, Sohu.com Limited, Sohu Internet, Sohu Era, and Sohu Media, and, on the other hand, Changyou.com Limited, Changyou.com HK, Gamespace, and Guanyou Gamespace.

10.11(9)	Amended and Restated Non-Competition Agreement, dated as of November 29, 2011, between Changyou.com Limited and the registrant.

10.12(9)	Services Agreement, dated as of November 29, 2011, between Changyou Gamespace and Sohu Media.

10.13(9)	Online Links and Advertising Agreement, dated as of November 29, 2011, between Guanyou Gamespace and Sohu Media.

10.14(10)	2011 Share Incentive Plan of Sohu Video.

10.15(10)	English Translation of Services and Maintenance Agreement, dated November 30, 2007, between AmazGame and Gamease.

10.16(10)	English Translation of Technology Support and Utilization Agreement, dated August 20, 2008, between AmazGame and Gamease.

10.17(10)	English Translation of Exclusive Technology Consulting and Services Agreement, dated September 26, 2010, between Sogou Technology and Sogou Information.

10.18(11)	Acquisition Framework Agreement, dated as of May 1, 2013, between Changyou.com Webgames (HK) Limited, Burgeon Max Limited, and others. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted information has been filed separately with the Securities and Exchange Commission)

10.19(12)	Subscription Agreement dated September 16, 2013 among Sogou Inc, Sohu Search, Photon and THL A21 Limited.

10.20(12)	Shareholders’ Agreement dated September 16, 2013 among Sogou Inc, Sohu Search, Photon, THL A21 Limited, Sogou Management and Management Trusts.

10.21(12)	Second Restated Articles of Association of Sogou Inc. adopted on September 16, 2013.

10.22(12)	Voting Agreement dated September 16, 2013 among Sogou Inc, Sohu Search, Photon, Sogou Management and Management Trusts.

10.23(12)	Termination Agreement dated September 16, 2013 among Sogou Inc, China Web, Photon and Sohu Search regarding Amended and Restated Investors’ Rights Agreement Amended and Restated Right of First Refusal and Co-Sale Agreement.

10.24(12)	Repurchase Option Agreement dated September 16, 2013 between Sogou Inc and Sohu Search.

10.25(12)	Repurchase Option Agreement dated September 16, 2013 between Sogou Inc and China Web.

10.26(12)	Repurchase Option Agreement dated September 16, 2013 between Sogou Inc and Photon.

10.27(12)	Equity Transfer Contract dated September 16, 2013 between Tencent Computer System Company Limited and Sogou Information.

10.28(13)	English Translation of Loan Agreement, dated December 2, 2013, between Sogou Technology and Xiaochuan Wang.

10.29(13)	English Translation of Share Pledge Agreement, dated December 2, 2013, among Sogou Technology, Sogou Information and the shareholders of Sogou Information.

10.30(13)	English Translation of Exclusive Equity Interest Purchase Rights Agreement, dated December 2, 2013, among Sogou Technology, Sogou Information and the shareholders of Sogou Information.

10.31(13)	English Translation of Business Operation Agreement, dated December 2, 2013, among Sogou Technology, Sogou Information and the shareholders of Sogou Information.

10.32(13)	English Translation of Power of Attorney, dated December 2, 2013, by the shareholders of Sogou Information in favor of Sogou Technology.

10.33(13)	English Translation of Exclusive Technology Consulting and Services Agreement August 2, 2012, between Sohu Internet and Sohu Era.

10.34(13)	English Translation of Loan Facility Letter, dated August 13, 2013, among Hang Seng Bank Limited, Changyou.com HK Limited and Changyou.com Limited.

10.35(13)	English Translation of Loan Facility Letter, dated July 26, 2013, between the Bank of East Asia, Limited and Changyou.com Limited.

10.36(13)	English Translation of Loan Facility Letter, dated May 8, 2013, among Hang Seng Bank Limited, Changyou.com HK Limited and Changyou.com Limited.

10.37(13)	English Translation of Investment Agreement, dated November 19, 2013, among Koram Games Limited, Heroic Vision Holdings Limited, and others. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted information has been filed separately with the Securities and Exchange Commission)

10.38(13)	English Translation of Supplementary Agreement to Investment Agreement, dated December 24, 2013, among Koram Games Limited, Heroic Vision Holdings Limited, and others. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted information has been filed separately with the Securities and Exchange Commission)

10.39 (14)	English Translation of Convertible Bond Subscription Agreement, dated July 16, 2014, between MoboTap Inc. and Glory Loop Limited.

10.40(14)	English Translation of Investment Agreement, dated July 16, 2014, among Glory Loop Limited, Beijing Gamease Age Internet Technology Co., Ltd, and others. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted information has been filed separately with the Securities and Exchange Commission)

10.41(14)	English Translation of Shareholder Agreement, dated July 31, 2014, among Glory Loop Limited, Beijing Gamease Age Internet Technology Co., Ltd, and others. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted information has been filed separately with the Securities and Exchange Commission)

10.42(16)	Sixth Amended and Restated Memorandum of Association of Sogou Inc.

10.43(16)	2010 Share Incentive Plan of Sogou Inc. (as amended and restated)

10.44(16)	2014 Share Incentive Plan of Changyou.com Limited

10.45(16)	Employment Agreement effective as of January 1, 2015, entered into on December 31, 2014, between Sohu.com Inc. and Charles Zhang.

10.46(16)	English Translation of Loan Agreement, dated November 15, 2011, between Video Tianjin and Ye Deng, the shareholder of Tianjin Jinhu.

10.47(16)	English Translation of Loan Agreement, dated December 4, 2013, between Video Tianjin and Xuemei Zhang, the shareholder of Tianjin Jinhu.

10.48(16)	English Translation of Equity Pledge Agreement, dated November 15, 2011, between Video Tianjin and Ye Deng, the shareholder of Tianjin Jinhu.

10.49(16)	English Translation of Equity Pledge Agreement, dated December 4, 2013, between Video Tianjin and Xuemei Zhang, the shareholder of Tianjin Jinhu.

10.50(16)	English Translation of Exclusive Equity Interest Purchase Right Agreement, dated December 4, 2013, between Video Tianjin, Tianjin Jinhu and the shareholders of Tianjin Jinhu.

10.51(16)	English Translation of Business Operation Agreement, dated December 4, 2013, among Video Tianjin, Tianjin Jinhu and the shareholders of Tianjin Jinhu.

10.52(16)	English Translation of Powers of Attorney, dated December 4, 2013, executed by the shareholders of Tianjin Jinhu in favor of Video Tianjin.

10.53(16)	English Translation of Exclusive Technology Consulting and Services Agreement, dated December 4, 2013, between Video Tianjin and Tianjin Jinhu.

10.54(16)	English Translation of Share Pledge Agreement, dated July 31, 2014, among Beijing Baina Technology, Wuhan Baina Information and the shareholders of Wuhan Baina Information. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted information has been filed separately with the Securities and Exchange Commission)

10.55(16)	English Translation of Exclusive Call Option Agreement, dated July 31, 2014, among Beijing Baina Technology, Gamease, Wuhan Baina Information and Yongzhi Yang. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted information has been filed separately with the Securities and Exchange Commission)

10.56(16)	English Translation of Assignment Agreement in relation to Shareholders Rights, dated July 31, 2014, among Beijing Baina Technology, Gamease, Wuhan Baina Information and Yongzhi Yang. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted information has been filed separately with the Securities and Exchange Commission)

10.57(16)	English Translation of Exclusive Services Agreement, dated July 31, 2014, between Beijing Baina Technology and Wuhan Baina Information.

10.58(16)	Loan and Share Pledge Agreement, effective as of April 28, 2014, by and among Sohu.com Limited, Charles Zhang and Wei Li. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted information has been filed separately with the Securities and Exchange Commission)

10.59(17)	English Translation of Loan Assignment and Equity Interest Transfer Agreement, dated March 31, 2015, among AmazGame, Gamease, Tao Wang, High Century and Dewen Chen.

10.60(17)	English Translation of Loan Assignment and Equity Interest Transfer Agreement, dated April 15, 2015, among AmazGame, Gamease, Dewen Chen, High Century and Tao Wang.

10.61(17)	English Translation of Loan Agreement, dated April 15, 2015, between AmazGame and High Century.

10.62(17)	English Translation of Equity Interest Pledge Agreement, dated April 15, 2015 among AmazGame, Gamease and High Century.

10.63(17)	English Translation of Equity Interest Purchase Right Agreement, dated April 15, 2015, between AmazGame, Gamease and High Century.

10.64(17)	English Translation of Power of Attorney, dated April 15, 2015, executed by High Century in favor of AmazGame.

10.65(17)	English Translation of Business Operation Agreement, dated April 15, 2015, among AmazGame, Gamease and High Century.

10.66(18)	Loan and Share Pledge Agreement, dated July 1, 2015, among Sohu Media, Charles Zhang and Wei Li.

10.67(18)	Loan and Share Pledge Agreement, dated July 1, 2015, among Focus HK, Charles Zhang and Wei Li.

10.68(19)	English translation of Loan Agreement, dated July 6, 2015, between Gamespace and Changyou Star.

10.69(19)	English translation of Equity Interest Purchase Right Agreement, dated July 6, 2015, among Gamespace, Guanyou Gamespace and Changyou Star.

10.70(19)	English translation of Equity Pledge Agreements, dated July 6, 2015, among Gamespace, Guanyou Gamespace and Changyou Star.

10.71(19)	English translation of Business Operation Agreement, dated July 6, 2015, among Gamespace, Guanyou Gamespace and Changyou Star.

10.72(19)	English translation of Power of Attorney, dated July 6, 2015, executed by Changyou Star in favor of Gamespace.

10.73(19)	English translation of Share Pledge Agreement, dated September 30, 2015, among Beijing Baina Technology, Changyou Star and Yongzhi Yang.

10.74(19)	English translation of Exclusive Call Option Agreement, dated September 30, 2015, among Beijing Baina Technology, Changyou Star, Wuhan Baina Information and Yongzhi Yang.

10.75 (19)	English translation of Exclusive Services Agreement, dated September 30, 2015, between Beijing Baina Technology and Wuhan Baina Information.

10.76(19)	English translation of Business Operation Agreement, dated September 30, 2015, among Beijing Baina Technology, Wuhan Baina Information, Changyou Star and Yongzhi Yang.

10.77(19)	English translation of Power of Attorney, dated September 30, 2015, executed by the shareholders of Wuhan Baina Information in favor of Beijing Baina Technology.

10.78(19)	English translation of Share Purchase Agreement, dated April 16, 2015, between Gamease and Shanghai Yong Chong.

10.79(20)	Letter Agreement dated June 27, 2016 between Changyou.com Limited and Carol Yu.

10.80(21)	Letter Agreement dated June 8, 2016 between Sohu.com Inc. and Carol Yu.

10.81(21)	Amendment, dated July 30, 2016, of Letter Agreement between Sohu.com Inc. and Carol Yu.

10.82(22)	English Translation of Loan Agreement, dated as of October 24, 2016, between AmazGame and Sohu Media.

10.83(22)	Share Pledge Agreement, dated as of October 24, 2016, between Sohu Game and Changyou.

10.84(23)	English translation of Employment Agreement effective as of April 1, 2012, between Sohu Era and Joanna Lv.

10.85(23)	English translation of Agreement Changing One Party to Employment Agreement effective as of April 1, 2013, among Sohu Era, Joanna Lv and Sohu Media.

10.86(23)	Employment Agreement effective as of January 1, 2015, between Changyou and Dewen Chen.

10.87(23)	English translation of Employment Agreement effective as of November 30, 2012, between Sogou Technology and Xiaochuan Wang.

14.1(3)	Code of Ethics and Conduct.

21.1(23)	Subsidiaries of the registrant.

23.1(23)	Consent of Independent Registered Public Accounting Firm.

23.2(23)	Consent of Haiwen & Partners, PRC Counsel.

24.1(23)	Power of Attorney (included in signature page to Form 10-K).

31.1(23)	Rule 13a-14(a)/15d-14(a) Certification of Dr. Charles Zhang.

31.2(23)	Rule 13a-14(a)/15d-14(a) Certification of Joanna Lv.

32.1(23)	Section 1350 Certification of Dr. Charles Zhang.

32.2(23)	Section 1350 Certification of Joanna Lv.

101(23)	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of December 31, 2016 and 2015; (ii) Condensed Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015, and 2014; (iii) Condensed Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014; (iv) Condensed Consolidated Statements of Changes in Equity for the years ended December 31, 2016, 2015, and 2014; (v) Notes to Condensed Consolidated Financial Statements, tagged using four different levels of detail; and (vi) Schedule I – Condensed Financial Information Of Registrant.

(1)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2000.

(2)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 15, 2002.
(3)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 2, 2004.
(4)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 8, 2007.
(5)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on February 26, 2010.
(6)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 7, 2010.
(7)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 8, 2010.
(8)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on August 8, 2011.
(9)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on December 1, 2011.
(10)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on February 28, 2013.
(11)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on August 8, 2013.
(12)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 8, 2013.
(13)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on February 28, 2014.
(14)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 7, 2014.
(15)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on February 12, 2015.
(16)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 2, 2015.
(17)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on August 7, 2015.
(18)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 6, 2015.
(19)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on February 26, 2016.
(20)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on June 27, 2016.
(21)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on August 8, 2016.
(22)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on October 24, 2016.
(23)	Filed herewith.