Form 10-Q
period 2017-03-31
SOHU COM INC
filed 2017-05-08
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 31, 2017
Common stock, $.001 par value	38,844,132

SOHU.COM INC.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SOHU.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except par value)

	As of
	December 31, 2016	March 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,050,957	$968,949
Short-term investments	247,926	282,976
Accounts receivable, net	189,167	173,501
Assets held for sale	103,079	0
Prepaid and other current assets (including $29,019 and $29,457, respectively, due from a related party as of December 31, 2016 and March 31,2017)	260,133	257,046

Total current assets	1,851,262	1,682,472

Fixed assets, net	503,631	497,082
Goodwill	68,290	152,957
Long-term investments, net	74,273	75,153
Intangible assets, net	32,131	37,994
Restricted time deposits	269	269
Prepaid non-current assets	4,734	4,547
Other assets	29,100	25,953

Total assets	$2,563,690	$2,476,427

LIABILITIES
Current liabilities:
Accounts payable (including accounts payable of consolidated variable interest entities (“VIEs”) without recourse to the Company of $15,824 and $17,599, respectively, as of December 31, 2016 and March 31, 2017)	$193,209	$208,836
Accrued liabilities (including accrued liabilities of consolidated VIEs without recourse to the Company of $96,695 and $67,368, respectively, as of December 31, 2016 and March 31, 2017)	324,876	292,820
Receipts in advance and deferred revenue (including receipts in advance and deferred revenue of consolidated VIEs without recourse to the Company of $44,797 and $45,163, respectively, as of December 31, 2016 and March 31, 2017)	118,951	115,497
Accrued salary and benefits (including accrued salary and benefits of consolidated VIEs without recourse to the Company of $10,306 and $7,022, respectively, as of December 31, 2016 and March 31, 2017)	92,475	71,331
Taxes payable (including taxes payable of consolidated VIEs without recourse to the Company of $11,475 and $12,980, respectively, as of December 31, 2016 and March 31, 2017)	40,014	44,095
Liabilities held for sale (including liabilities held for sale of consolidated VIEs without recourse to the Company of $3,232 and nil, respectively, as of December 31, 2016 and March 31, 2017)	3,902	0
Other short-term liabilities (including other short-term liabilities of consolidated VIEs without recourse to the Company of $89,994 and $90,363, respectively, as of December 31, 2016 and March 31, 2017, and due to a related party of $28,678 and $29,009, respectively, as of December 31, 2016 and March 31, 2017)	159,315	159,475

Total current liabilities	932,742	892,054
Long-term accounts payable (including long-term accounts payable of consolidated VIEs without recourse to the Company of both nil as of December 31, 2016 and March 31, 2017)	744	1,046
Long-term taxes payable (including long-term taxes payable of consolidated VIEs without recourse to the Company of $13,463 and $13,537, respectively, as of December 31, 2016 and March 31, 2017)	32,625	30,339
Deferred tax liabilities (including deferred tax liabilities of consolidated VIEs without recourse to the Company of $1,273 and $1,255, respectively, as of December 31, 2016 and March 31, 2017)	39,784	40,669

Total long-term liabilities	73,153	72,054

Total liabilities	1,005,895	964,108

Commitments and contingencies
SHAREHOLDERS’ EQUITY
Sohu.com Inc. shareholders’ equity:
Common stock: $0.001 par value per share (75,400 shares authorized; 38,742 shares and 38,844 shares, respectively, issued and outstanding as of December 31, 2016 and March 31, 2017)	45	45
Additional paid-in capital	821,867	824,488
Treasury stock (5,889 shares as of both December 31, 2016 and March 31, 2017)	(143,858)	(143,858)
Accumulated other comprehensive income	3,220	4,872
Retained earnings	312,306	244,058

Total Sohu.com Inc. shareholders’ equity	993,580	929,605
Noncontrolling interest	564,215	582,714

Total shareholders’ equity	1,557,795	1,512,319

Total liabilities and shareholders’ equity	$2,563,690	$2,476,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2016	2017
Revenues:
Online advertising:
Brand advertising (including revenues generated from a related party of $852 and nil, respectively, for the three months ended March 31, 2016 and March 31, 2017)	$125,503	$81,412
Search and search-related	133,814	142,035

Subtotal of online advertising revenues	259,317	223,447

Online games	102,529	85,325
Others	46,106	65,331

Total revenues	407,952	374,103

Cost of revenues:
Online advertising:
Brand advertising	85,636	80,197
Search and search-related	62,092	82,107

Subtotal of cost of online advertising revenues	147,728	162,304

Online games	26,133	16,505
Others	18,986	40,070

Total cost of revenues	192,847	218,879

Gross profit	215,105	155,224

Operating expenses:
Product development	82,679	84,098
Sales and marketing (including expenses generated for a related party of $13 and $nil, respectively, for the three months ended March 31, 2016 and March 31, 2017)	90,047	90,086
General and administrative	27,607	28,350

Total operating expenses	200,333	202,534

Operating profit /(loss)	14,772	(47,310)

Other income/(expense), net	3,924	4,099
Interest income (including interest income generated from a related party of $221 and $280, respectively, for the three months ended March 31, 2016 and March 31, 2017)	5,837	4,471
Interest expense (including interest expense generated from a related party of $81 and $177, respectively, for the three months ended March 31, 2016 and March 31, 2017)	(698)	(175)
Exchange difference	(1,022)	(766)

Income/(loss) before income tax expense	22,813	(39,681)
Income tax expense	11,868	10,672

Net income /(loss)	10,945	(50,353)
Less: Net income attributable to the noncontrolling interest shareholders	31,231	17,895
Net loss attributable to Sohu.com Inc.	$(20,286)	$(68,248)

Net income /(loss)	$10,945	$(50,353)
Foreign currency translation adjustments	1,419	4,968
Change in unrealized loss for available-for-sale securities	(44)	(678)

Other comprehensive income	1,375	4,290

Comprehensive income /(loss)	12,320	(46,063)
Less: Comprehensive income attributable to noncontrolling interest shareholders	32,131	20,533

Comprehensive loss attributable to Sohu.com Inc.	(19,811)	(66,596)

Basic net loss per share attributable to Sohu.com Inc.	$(0.52)	$(1.76)

Shares used in computing basic net loss per share attributable to Sohu.com Inc.	38,666	38,811

Diluted net loss per share attributable to Sohu.com Inc.	$(0.53)	$(1.77)

Shares used in computing diluted net loss per share attributable to Sohu.com Inc.	38,666	38,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2017
Cash flows from operating activities:
Net income /(loss)	$10,945	$(50,353)
Adjustments to reconcile net income /(loss) to net cash provided by operating activities:
Amortization of intangible assets and purchased video content in prepaid expense	29,115	35,777
Depreciation	17,159	19,360
Share-based compensation expense	433	3,220
Provision for allowance for doubtful accounts	1,064	2,035
Investment loss from equity investments	518	572
Impairment of intangible assets and other assets	3,509	359
Change in fair value of financial instruments	(2,459)	(2,064)
Others	(288)	(328)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	19,058	15,723
Prepaid and other assets	5,576	(924)
Accounts payable	11,304	15,801
Receipts in advance and deferred revenue	(7,857)	(4,205)
Taxes payable	(15,188)	(1,152)
Deferred tax	5,139	4,204
Accrued liabilities and other short-term liabilities	(18,422)	(69,695)

Net cash provided by /(used in) operating activities	59,606	(31,670)
Cash flows from investing activities:
Purchase of financial instruments	(104,399)	(119,024)
Purchase of intangible and other assets	(29,942)	(23,316)
Purchase of fixed assets	(11,110)	(10,502)
Purchase of long-term investments	(11,739)	(2,190)
Proceeds from financial instruments	171,088	87,317
Return of funds from a third party	0	4,928
Matching loan to a related party	(30,180)	0
Cash received related to restricted time deposits and time deposits, net	225,462	0
Other cash proceeds related to investing activities	635	31

Net cash provided by /(used in) investing activities	209,815	(62,756)
Cash flows from financing activities:
Exercise of share-based awards in subsidiaries	0	450
Repurchase of Sogou Class A Common Shares from a noncontrolling shareholder	0	(3,190)
Matching loan from a related party	29,941	0
Repayments of loans from offshore banks	(344,500)	0

Net cash used in financing activities	(314,559)	(2,740)
Effect of exchange rate changes on cash and cash equivalents	2,309	3,474
Reclassification of cash and cash equivalents from assets held for sale	0	11,684

Net decrease in cash and cash equivalents	(42,829)	(82,008)
Cash and cash equivalents at beginning of period	1,245,205	1,050,957

Cash and cash equivalents at end of period	$1,202,376	$968,949

Supplemental cash flow disclosures:
Barter transactions	7,453	3,185
Supplemental schedule of non-cash investing activity:
Changes in payables and other liabilities related to fixed assets and intangible assets additions	7,474	8,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Three Months Ended March 31, 2016

(In thousands)

		Sohu.com Inc. Shareholders’ Equity
	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$1,730,752	$45	$798,357	$(143,858)	$50,151	$536,327	$489,730
Share-based compensation expense	447	0	306	0	0	0	141
Settlement of share-based awards in subsidiaries	26	0	1,297	0	0	0	(1,271)
Disposal of noncontrolling interest	(238)	0	0	0	0	0	(238)
Net income /(loss) attributable to Sohu.com Inc. and noncontrolling interest shareholders	10,945	0	0	0	0	(20,286)	31,231
Accumulated other comprehensive income	1,375	0	0	0	475	0	900

Ending balance	$1,743,307	$45	$799,960	$(143,858)	$50,626	$516,041	$520,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Three Months Ended March 31, 2017

(In thousands)

		Sohu.com Inc. Shareholders’ Equity
	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$1,557,795	$45	$821,867	$(143,858)	$3,220	$312,306	$564,215
Share-based compensation expense	3,220	0	(2,641)	0	0	0	5,861
Settlement of share-based awards in subsidiaries	450	0	5,262	0	0	0	(4,812)
Repurchase of Sogou Class A Common Shares from a noncontrolling shareholder	(3,190)	0	0	0	0	0	(3,190)
Disposal of noncontrolling interest	(80)	0	0	0	0	0	(80)
Net income /(loss) attributable to Sohu.com Inc. and noncontrolling interest shareholders	(50,353)	0	0	0	0	(68,248)	17,895
Accumulated other comprehensive income	4,290	0	0	0	1,652	0	2,638
Other	187	0	0	0	0	0	187

Ending balance	$1,512,319	45	824,488	(143,858)	4,872	244,058	582,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	THE COMPANY AND BASIS OF PRESENTATION

Nature of Operations

Sohu.com Inc. (NASDAQ: SOHU), a Delaware corporation organized in 1996, is a leading Chinese online media, search and game service group providing comprehensive online products and services on PCs and mobile devices in the People’s Republic of China (the “PRC” or “China”). Sohu.com Inc.’s businesses are conducted by Sohu.com Inc. and its subsidiaries and VIEs (collectively referred to as the “Sohu Group” or “the Group”). The Sohu Group consists of Sohu, which when referred to in this report, unless the context requires otherwise, excludes the businesses and the corresponding subsidiaries and VIEs of Sogou Inc. (“Sogou”) and Changyou.com Limited (“Changyou”), Sogou and Changyou. Sogou and Changyou are indirect controlled subsidiaries of Sohu.com Inc. Sohu is a leading Chinese language online media content and services provider. Sogou is a leading online search and mobile Internet product provider in China. Changyou is a leading online game developer and operator in China as measured by the popularity of its PC game Tian Long Ba Bu (“TLBB”) and its mobile game TLBB 3D, and engages primarily in the development, operation and licensing of online games for PCs and mobile devices. Most of the Group’s operations are conducted through the Group’s China-based subsidiaries and VIEs.

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

Other Business

Sohu also engages in the other business, which consists primarily of paid subscription services, interactive broadcasting services, sub-licensing of purchased video content to third parties, and content provided through the platforms of the three main telecommunications operators in China. Revenues generated by Sohu from the other business are classified as other revenues in the Sohu Group’s consolidated statements of comprehensive income.

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

Other Business

Sogou also engages in other business, by offering Internet value-added services (“IVAS”) primarily with respect to the operation of Web games and mobile games developed by third parties, as well as other products and services provided to users. Revenues generated by Sogou from other business are classified as other revenues in the Sohu Group’s consolidated statements of comprehensive income.

Changyou’s Business

Changyou’s business lines consist of the online game business; the platform channel business, which consists primarily of online advertising and also includes IVAS; and the cinema advertising business.

Online Game Business

Changyou’s online game business offers to game players (a) PC games, which are interactive online games that are accessed and played simultaneously by hundreds of thousands of game players through personal computers and require that local client-end game access software be installed on the computers used, and (b) mobile games, which are played on mobile devices and require an Internet connection. Prior to the sale of Shenzhen 7Road Technology Co., Ltd., or Shenzhen 7Road, in August 2015, Changyou’s online games also included Web games, which are online games that are played through a Web browser with no local game software installation requirements. Following the sale of Shenzhen 7Road, Web games became an insignificant part of Changyou’s online game business. All of Changyou’s games are operated under the item-based revenue model, meaning that game players can play the games for free, but can choose to pay for virtual items, which are non-physical items that game players can purchase and use within a game, such as gems, pets, fashion items, magic medicine, riding animals, hierograms, skill books and fireworks. Revenues derived from the operation of online games are classified as online game revenues in the Sohu Group’s consolidated statements of comprehensive income.

Changyou’s dominant game is TLBB, a PC-based client-end game. For the three months ended March 31, 2017, revenues from the PC game TLBB were $53.3 million, accounting for approximately 63% of Changyou’s online game revenues, approximately 44% of Changyou’s total revenues, and approximately 14% of the Sohu Group’s total revenues. For the three months ended March 31, 2016, revenues from the PC game TLBB were $55.5 million, accounting for approximately 54% of Changyou’s online game revenues, approximately 43% of Changyou’s total revenues, and approximately 14% of the Sohu Group’s total revenues.

Platform Channel Business

Changyou’s platform channel business consists primarily of the operation of the 17173.com Website, one of the leading information portals in China, which provides news, electronic forums, online videos and other information services regarding online games to game players. Changyou’s platform channel business also offers a number of software applications for PCs and mobile devices through the Dolphin Browser and RaidCall. RaidCall provides online music and entertainment services, primarily in Taiwan. The Dolphin Browser, which is operated by MoboTap Inc. (collectively with its subsidiaries and VIEs “MoboTap”), is a gateway to a host of user activities on mobile devices, with the majority of its users based in Europe, Russia and Japan.

As Changyou management had determined that the Dolphin Browser was unable to provide expected synergies with Changyou’s platform channel business, in 2016 Changyou’s Board of Directors approved the disposal of Changyou’s 51% equity interest in MoboTap, which is the mobile technology developer behind the Dolphin Browser. Accordingly, the assets and liabilities attributable to MoboTap were classified as assets and liabilities held for sale and measured at the lower of their carrying amounts or their fair value, less cost to sell, in the Sohu Group’s consolidated balance sheet as of December 31, 2016. Due to the suspension of negotiations with a potential buyer of MoboTap in the first quarter of 2017, Changyou’s management determined that the disposal is unlikely to be completed within one year. As a result, the assets held for sale and liabilities held for sale related to MoboTap have been reclassified as assets and liabilities held for use and measured at the lower of the carrying value before MoboTap was classified as held for sale, adjusted for any depreciation and amortization expense that would have been recognized had the assets and liabilities been continuously classified as held for use, or the fair value at reclassification day, respectively, in the Sohu Group’s consolidated balance sheet as of March 31, 2017. In the first quarter of 2017, Changyou recorded a $1.4 million expense in the consolidated statements of comprehensive income for catch-up of depreciation and amortization expense of the assets held for sale before the reclassification. All revenues generated by the 17173.com Website are classified as brand advertising revenues, IVAS revenues generated by the Dolphin Browser and by RaidCall are classified as other revenues, and a relatively small amount of online game revenues generated by the Dolphin Browser are included in online game revenues in the Sohu Group’s consolidated statements of comprehensive income.

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

Noncontrolling Interest for Sogou

Sogou’s Share Structure

As of March 31, 2017, Sogou had outstanding a combined total of 334,026,595 ordinary shares and preferred shares held as follows:

(i)	Sohu.com Inc.: 130,977,750 Class A Ordinary Shares, of which 3,764,500 shares may be purchased by Sohu management and key employees under an option arrangement;

(ii)	Photon Group Limited, an investment vehicle of the Sohu Group’s Chairman and Chief Executive Officer Charles Zhang (“Photon”): 32,000,000 Series A Preferred Shares;

(iii)	Tencent: 6,757,875 Class A Ordinary Shares, 65,431,579 Series B Preferred Shares and 79,368,421 non-voting Class B Ordinary Shares; and

(iv)	Various employees of Sogou and Sohu: 19,490,970 Class A Ordinary Shares.

Sohu’s Shareholding in and Control of Sogou

As of March 31, 2017, Sohu.com Inc. held approximately 36% of the outstanding equity capital of Sogou on a fully-diluted basis, assuming for such purpose that all share options under the Sogou 2010 Share Incentive Plan and all share options under the Sohu Management Sogou Share Option Arrangement are granted and exercised, and that all of the Sogou Class A Ordinary Shares that Sogou has repurchased are re-issued to shareholders other than Sohu.com Inc. Also as of March 31, 2017, Sohu.com Inc. held over 50% of the total voting power of Sogou on a fully-diluted basis and controlled the election of a majority of the Board of Directors of Sogou, assuming that Tencent’s non-voting Class B Ordinary Shares are converted to voting shares, that all of the Sogou Class A Ordinary Shares that Sogou has repurchased are re-issued to shareholders other than Sohu.com Inc., and that all Sogou share options under the Sogou 2010 Share Incentive Plan and all Sogou share options under the Sohu Management Sogou Share Option Arrangement are granted and exercised.

As Sogou’s controlling shareholder, Sohu.com Inc. consolidates Sogou in its consolidated financial statements, and recognizes noncontrolling interest reflecting economic interests in Sogou held by shareholders other than Sohu.com Inc. (the “Sogou noncontrolling shareholders”). Sogou’s net income/(loss) attributable to the Sogou noncontrolling shareholders is recorded as noncontrolling interest in the Sohu Group’s consolidated statements of comprehensive income. Sogou’s cumulative results of operations attributable to the Sogou noncontrolling shareholders, along with changes in shareholders’ equity/(deficit) and adjustment for share-based compensation expense in relation to share-based awards that are unvested and vested but not yet settled and the Sogou noncontrolling shareholders’ investments in Sogou Series A Preferred Shares and Series B Preferred Shares (collectively, the “Sogou Preferred Shares”) and Ordinary Shares are accounted for as a noncontrolling interest classified as permanent equity in the Sohu Group’s consolidated balance sheets, as the Sohu Group has the right to reject a redemption requested by the noncontrolling shareholders. These treatments are based on the terms governing the investments of, and on the terms of the classes of Sogou shares held by, the noncontrolling shareholders in Sogou.

Principles of Allocation of Sogou’s Profit and Loss

By virtue of the terms of Sogou Preferred Shares and Class A Ordinary Shares and Class B Ordinary Shares, Sogou’s losses are allocated in the following order:

(i)	net losses are allocated to holders of Sogou Class A Ordinary Shares and the holder of Sogou Class B Ordinary Shares until their basis in Sogou decreases to zero;

(ii)	additional net losses are allocated to holders of Sogou Series A Preferred Shares until their basis in Sogou decreases to zero;

(iii)	additional net losses are allocated to the holder of Sogou Series B Preferred Shares until its basis in Sogou decreases to zero; and

(iv)	further net losses are allocated between Sohu.com Inc. and noncontrolling shareholders based on their shareholding percentage in Sogou.

Net income from Sogou is allocated in the following order:

(i)	net income is allocated between Sohu.com Inc. and noncontrolling shareholders based on their shareholding percentage in Sogou until their basis in Sogou increases to zero;

(ii)	additional net income is allocated to the holder of Sogou Series B Preferred Shares to bring its basis back;

(iii)	additional net income is allocated to holders of Sogou Series A Preferred Shares to bring their basis back;

(iv)	further net income is allocated to holders of Sogou Class A Ordinary Shares and the holder of Sogou Class B Ordinary Shares to bring their basis back; and

(v)	further net income is allocated between Sohu.com Inc. and noncontrolling shareholders based on their shareholding percentages in Sogou.

Key Terms of Sogou Preferred Shares

The following is a summary of some of the key terms of the Sogou Preferred Shares under Sogou’s Memorandum and Articles of Association as currently in effect.

(i)	Dividend Rights

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

(ii) Liquidation Rights

In the event of any “Liquidation Event,” such as the liquidation, dissolution or winding up of Sogou, a merger or consolidation of Sogou resulting in a change of control, the sale of substantially all of Sogou’s assets or similar events, the holders of Series B Preferred Shares are entitled to receive an amount per share equal to the greater of (i) $6.847 plus any unpaid Accruing Dividends or (ii) such amount per share as would have been payable if the Series B Preferred Shares had been converted into Ordinary Shares prior to the Liquidation Event, and holders of Series A Preferred Shares are entitled to receive, after payment to the holders of the Series B Preferred Shares but before any payment to holders of Ordinary Shares, an amount equal to the greater of (i) 1.3 times their original investment in the Series A Preferred Shares plus all accrued but unpaid Accruing Dividends or (ii) such amount per share as would be payable if the Series A Preferred Shares had been converted into Ordinary Shares immediately prior to the Liquidation Event.

(iii) Redemption Rights

The Sogou Preferred Shares are not redeemable at the option of the holders.

(iv) Conversion Rights

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

(v) Voting Rights

Each holder of Sogou Preferred Shares is entitled to cast the number of votes equal to the number of Class A Ordinary Shares into which the Sogou Preferred Shares held by such holder are then convertible.

(vi) Other Rights

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

Noncontrolling Interest for Changyou

Changyou is a public company listed on the NASDAQ Global Select Market. As of March 31, 2017, Sohu.com Inc. held approximately 69% of the combined total of Changyou’s outstanding ordinary shares, and controlled approximately 96% of the total voting power in Changyou.

As Changyou’s controlling shareholder, Sohu.com Inc. consolidates Changyou in its consolidated financial statements, and recognizes noncontrolling interest reflecting the economic interest in Changyou held by shareholders other than Sohu.com Inc.(the “Changyou noncontrolling shareholders”). Changyou’s net income /(loss) attributable to the Changyou noncontrolling shareholders is recorded as noncontrolling interest in the Sohu Group’s consolidated statements of comprehensive income, based on the noncontrolling shareholders’ share of the economic interest in Changyou. Changyou’s cumulative results of operations attributable to the Changyou noncontrolling shareholders, along with changes in shareholders’ equity, adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled and adjustment for changes in Sohu.com Inc.’s ownership in Changyou, are recorded as noncontrolling interest in the Sohu Group’s consolidated balance sheets.

Basis of Presentation

These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The accompanying unaudited condensed consolidated interim financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the three months ended March 31, 2017 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

2. SEGMENT INFORMATION

The Sohu Group’s segments are business units that offer different services and are reviewed separately by the chief operating decision maker (the “CODM”), or the decision making group, in deciding how to allocate resources and in assessing performance. The Group’s CODM is Sohu.com Inc.’s Chief Executive Officer.

The following tables present summary information by segment (in thousands):

	Three Months Ended March 31, 2016
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$131,572	$147,329	$129,840	$(789)	$407,952
Segment cost of revenues	(86,422)	(64,571)	(41,857)	58	(192,792)

Segment gross profit	45,150	82,758	87,983	(731)	215,160
SBC (2) in cost of revenues	(62)	0	7	0	(55)

Gross profit	45,088	82,758	87,990	(731)	215,105

Operating expenses:
Product development (3)	(22,536)	(30,722)	(30,597)	1,173	(82,682)
Sales and marketing (1)	(51,371)	(27,099)	(12,556)	993	(90,033)
General and administrative	(12,231)	(3,390)	(11,647)	28	(27,240)
SBC (2) in operating expenses	99	(1,744)	1,267	0	(378)

Total operating expenses	(86,039)	(62,955)	(53,533)	2,194	(200,333)

Operating profit /(loss)	(40,951)	19,803	34,457	1,463	14,772

Other income (3)	1,376	164	3,847	(1,463)	3,924
Interest income (4)	2,261	1,704	4,051	(2,179)	5,837
Interest expense (4)	(1,666)	0	(1,211)	2,179	(698)
Exchange difference	(334)	(81)	(607)	0	(1,022)

Income /(loss) before income tax expense	(39,314)	21,590	40,537	0	22,813

Income tax expense	(2,647)	(1,487)	(7,734)	0	(11,868)

Net income /(loss)	$(41,961)	$20,103	$32,803	$0	$10,945

Note (1):	The elimination mainly consists of revenues and expenses generated from marketing services among the Sohu, Sogou and Changyou segments.

Note (2):	“SBC” stands for share-based compensation expense.

Note (3):	The elimination mainly consists of leasing income and expenses generated from a building that Sohu leases to Sogou.

Note (4):	The elimination represents interest income/ (expense) resulting from intracompany loans between the Sohu segment and the Changyou segment.

	Three Months Ended March 31, 2017
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$92,492	$162,284	$119,870	$(543)	$374,103
Segment cost of revenues	(92,202)	(87,454)	(39,088)	51	(218,693)

Segment gross profit	290	74,830	80,782	(492)	155,410
SBC (2) in cost of revenues	(159)	(3)	(24)	0	(186)

Gross profit	131	74,827	80,758	(492)	155,224

Operating expenses:
Product development (3)	(25,979)	(32,849)	(24,404)	1,461	(81,771)
Sales and marketing (1)	(55,051)	(24,765)	(10,536)	931	(89,421)
General and administrative	(10,905)	(4,635)	(8,791)	32	(24,299)
SBC (2) in operating expenses	2,806	(4,340)	(5,509)	0	(7,043)

Total operating expenses	(89,129)	(66,589)	(49,240)	2,424	(202,534)

Operating profit /(loss)	(88,998)	8,238	31,518	1,932	(47,310)

Other income/(expense) (3)	3,741	23	2,267	(1,932)	4,099
Interest income (4)	1,671	1,658	6,416	(5,274)	4,471
Interest expense (4)	(4,376)	0	(1,073)	5,274	(175)
Exchange difference	615	(639)	(742)	0	(766)

Income /(loss) before income tax expense	(87,347)	9,280	38,386	0	(39,681)

Income tax expense	(1,195)	(1,052)	(8,425)	0	(10,672)

Net income /(loss)	$(88,542)	$8,228	$29,961	$0	$(50,353)

Note (1):	The elimination mainly consists of revenues and expenses generated from marketing services among the Sohu, Sogou and Changyou segments.

Note (2):	“SBC” stands for share-based compensation expense.

Note (3):	The elimination mainly consists of leasing income and expenses generated from a building that Sohu leases to Sogou.

Note (4):	The elimination represents interest income/ (expense) resulting from intracompany loans between the Sohu segment and the Changyou segment.

	As of December 31, 2016
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Cash and cash equivalents	$167,691	$286,078	$597,188	$0	$1,050,957
Accounts receivable, net	100,317	41,781	47,150	(81)	189,167
Fixed assets, net	196,839	117,022	189,770	0	503,631
Total assets (1)	$1,241,844	$499,589	$1,708,037	$(885,780)	$2,563,690

Note (1):	The elimination for segment assets mainly consists of elimination of intracompany loans between the Sohu segment and the Changyou segment, and elimination of long-term investments in subsidiaries and consolidated VIEs.

	As of March 31, 2017
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Cash and cash equivalents	$113,541	$294,734	$560,674	$0	$968,949
Accounts receivable, net	87,421	36,065	50,097	(82)	173,501
Fixed assets, net	194,716	114,474	187,892	0	497,082
Total assets (1)	$1,170,143	$508,559	$1,750,861	$(953,136)	$2,476,427

Note (1):	The elimination for segment assets mainly consists of elimination of intracompany loans between the Sohu segment and the Changyou segment, and elimination of long-term investments in subsidiaries and consolidated VIEs.

3.	SHARE-BASED COMPENSATION EXPENSE

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

Options for the purchase of Sohu common stock contractually granted under the Sohu 2010 Stock Incentive Plan and options for the purchase of Changyou Class A ordinary shares contractually granted under the Changyou 2014 Share Incentive Plan are subject to vesting in four equal installments over a period of four years, with each installment vesting upon satisfaction of a service period requirement and certain subjective performance targets. Under ASC 718-10-25, no grant date can be established until a mutual understanding is reached between the companies and the recipients clarifying the subjective performance requirements. In accordance with ASC 718-10-55, as the service inception date preceded the grant date, compensation expense was accrued beginning on the service inception date, and was re-measured and will be re-measured on each subsequent reporting date before the grant date is established, based on the then-current fair value of the awards. The estimate of the awards’ fair value will be fixed in the period in which the grant date occurs, and cumulative compensation expense will be adjusted based on the fair value at the grant date. In determining the fair value of stock options and share options granted by Sohu and Changyou, the public market price of the underlying shares at each reporting date was used, and a binomial valuation model was applied.

For Sogou Class A Ordinary Shares repurchased by Sogou from the former President and Chief Financial Officer of the Sohu Group in the first quarter of 2017, share-based compensation expense is recognized by the Sohu Group in the consolidated statements of comprehensive income in an amount equal to the excess of the repurchase price over the fair value of the Sogou Class A Ordinary Shares at the repurchase date.

Sohu Video Share-based Awards

On January 4, 2012, Sohu Video, the holding entity of Sohu’s video division, adopted a 2011 Share Incentive Plan (the “Video 2011 Share Incentive Plan”) which provides for the issuance of up to 25,000,000 ordinary shares of Sohu Video (representing approximately 10% of the outstanding Sohu Video shares on a fully-diluted basis) to management and key employees of the video division and to Sohu management. As of March 31, 2017, grants of options for the purchase of 16,368,200 ordinary shares of Sohu Video had been contractually made, of which options for the purchase of 4,972,800 ordinary shares were vested.

For purposes of ASC 718-10-25, as of March 31, 2017, no grant date had occurred, because the broader terms and conditions of the option awards had neither been finalized nor mutually agreed upon with the recipients. Therefore the fair value of the awards was not determinable and could not be accounted for. In accordance with ASC 718-10-55, the Group’s management determined that the service inception date with respect to vested option awards for the purchase of 4,972,800 shares had preceded the grant date. Therefore, the Group recognized compensation expense for these vested Sohu Video share-based awards and re-measured, and will re-measure, the compensation expense on each subsequent reporting date based on the then-current fair values of these vested awards until the grant date is established.

Share-based Compensation Expense Recognition

Share-based compensation expense was recognized in costs and expenses for the three months ended March 31, 2016 and 2017 as follows (in thousands):

	Three Months Ended March 31,
Share-based compensation expense	2016	2017
Cost of revenues	$55	$186
Product development expenses (1)	(3)	2,327
Sales and marketing expenses	14	665
General and administrative expenses	367	4,051

	$433	$7,229

Share-based compensation expense was recognized for share awards of Sohu (excluding Sohu Video), Sogou, Changyou and Sohu Video as follows (in thousands):

	Three Months Ended March 31,
Share-based compensation expense	2016	2017
For Sohu (excluding Sohu Video) share-based awards (1)	$(272)	$(2,443)
For Sogou share-based awards (2)	1,730	4,337
For Changyou share-based awards (1)	(1,274)	5,533
For Sohu Video share-based awards (1)	249	(198)

	$433	$7,229

Note (1): The negative amount represented re-measured compensation expense based on the then-current fair value of the awards on the reporting date, as well as reversals of share-based compensation expense for awards that were forfeited due to termination of employment prior to vesting. The difference for the three months ended March 31, 2017 compared to the corresponding period of 2016 was mainly due to differences in the fair values of certain awards as of the respective reporting dates, as well as reversals of share-based compensation expense for awards that were forfeited due to termination of employment prior to vesting.

Note (2): Compensation expense for Sogou share-based awards also includes compensation expense for Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search-related businesses and compensation expense of $4.0 million in connection with Sogou’s repurchase of Sogou Class A Ordinary Shares from the former President and Chief Financial Officer of the Sohu Group.

There was no capitalized share-based compensation expense for the three months ended March 31, 2017 and 2016.

For details of the share-based compensation expenses of the Sohu Group, see Note 11.

4.	RELATED PARTY TRANSACTIONS

Changyou’s Loan Arrangements with Fox Financial Technology Group Limited (“Fox Financial,” formerly known as “SoEasy Internet Finance Group Limited”)

Commencing in April 2015, certain subsidiaries of Changyou and certain subsidiaries of Fox Financial entered into a series of loan agreements pursuant to which the subsidiaries of Changyou are entitled to draw down HK dollar-denominated or U.S. dollar-denominated loans from the Fox Financial subsidiaries and the Fox Financial subsidiaries are entitled to draw down equivalent RMB-denominated loans from the subsidiaries of Changyou, to facilitate each other’s business operations. All of the loans carry a fixed rate of interest equal to the current market interest rate.

As of March 31, 2017, Changyou had U.S. dollar-denominated loans payable to Fox Financial in a total amount of approximately $28.3 million, which was recorded in other short-term liabilities, and RMB-denominated loans receivable from Fox Financial in a total amount of approximately $28.3 million, which was recorded in prepaid and other current assets. For the three months ended March 31, 2017, Changyou incurred interest expense of $0.2 million and earned interest income of $0.3 million. As of March 31, 2017, total interest expense payable to Fox Financial amounted to $0.7 million, which was recorded in other short-term liabilities; and total interest income receivable from Fox Financial was $1.2 million, which was recorded in prepaid and other current assets.

Other	Information

For the three months ended March 31, 2017 and 2016, the Sohu Group generated brand advertising revenue from Fox Financial of nil and $0.9 million, respectively, and incurred sales and marketing expense for Fox Financial of nil and $13,000, respectively.

5.	INTRACOMPANY LOAN AND SHARE PLEDGE AGREEMENT

On October 24, 2016, Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”) entered into a loan agreement (the “Loan Agreement”) with Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”), pursuant to which Sohu Media may borrow from time to time from AmazGame up to RMB1.00 billion (or approximately $144.9 million). The first request for an advance under the Loan Agreement was required to be made on or prior to December 31, 2016, and requests for further advances may be made for one year following the initial advance. The one-year request period may be extended for another one-year period with the consent of AmazGame. Principal amounts outstanding under the Loan Agreement bear interest at an annual rate of 6%. The outstanding principal of each advance will be due one year from the date of the advance, subject to extension for an additional year with the consent of AmazGame.

Also on October 24, 2016, Sohu.com (Game) Limited (“Sohu Game”), a Cayman Islands company that is an indirect subsidiary of Sohu and is the direct parent of Changyou, and Changyou entered into a share pledge agreement (the “Share Pledge Agreement”) pursuant to which Sohu Game pledged to Changyou 11,386,228 Class B ordinary shares of Changyou held by Sohu Game. The share pledge agreement gives Changyou the right to apply the outstanding principal and accrued interest on the loan to the repurchase of Changyou Class B ordinary shares from Sohu Game in the event that such principal and interest are not paid when due.

In December 2016 and March 2017, Sohu Media received RMB500.0 million (or approximately $72.5 million) and RMB200.0 million (or $29.0 million), respectively, from AmazGame. As of March 31, 2017, the total outstanding balance of the loan was RMB700.0 million (or $101.5 million). The intracompany loan has been eliminated upon consolidation.

6.	FAIR VALUE MEASUREMENTS

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

Financial Instruments Measured at Fair Value

The following table sets forth the financial instruments, measured at fair value, by level within the fair value hierarchy as of December 31, 2016 (in thousands):

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

The following table sets forth the financial instruments, measured at fair value by level within the fair value hierarchy, as of March 31, 2017 (in thousands):

		Fair value measurements at reporting date using
Items	As of March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$573,742	$0	$573,742	$0
Short-term investments	282,976	0	282,976	0
Available-for-sale equity securities	9,703	9,703	0	0
Foreign exchange forward contracts	2,517	0	2,517	0
Restricted time deposits	269	0	269	0

Total	$869,207	$9,703	$859,504	$0

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

As of March 31, 2017 and December 31, 2016, the Sohu Group’s investment in financial instruments was $283.0 million and $247.9 million, respectively. The investment instruments were issued by commercial banks in China, and have a variable interest rate indexed to performance of underlying assets. Since these investments’ maturity dates are within one year, they are classified as short-term investments. For the three months ended March 31, 2017 and 2016, the Sohu Group recorded in the consolidated statements of comprehensive income gain from changes in the fair value of short-term investments in the amounts of $2.6 million and $1.5 million, respectively.

Available-for-Sale Equity Securities

Available-for-sale equity securities are valued using the market approach based on the quoted prices in active markets at the reporting date. The Group classifies the valuation techniques that use these inputs as Level 1 of fair value measurements. On August 12, 2014, Sohu acquired approximately 6% of the total outstanding common shares of Keyeast Co., Ltd., a Korean-listed company (“Keyeast”), for a purchase price of $15.1 million. The Sohu Group classified this investment as available-for-sale equity securities under long-term investments, and reported it at fair value. As of March 31, 2017, the fair value of the Keyeast available-for-sale equity securities held by Sohu was $9.7 million. An unrealized loss representing the change in fair value of $5.4 million was recorded in accumulated other comprehensive income /(loss) in the Sohu Group’s consolidated balance sheets.

Assets and Liabilities Held for Sale

In 2016, Changyou’s Board of Directors approved the disposal of the 51% equity interest in MoboTap. Accordingly, the assets and liabilities attributable to MoboTap are classified as assets and liabilities held for sale and measured at the lower of their carrying amounts or their fair value, less cost to sell, in the Sohu Group’s consolidated balance sheet as of December 31, 2016. Due to the suspension of negotiations with a potential buyer of MoboTap in the first quarter of 2017, Changyou’s management determined that the disposal is unlikely to be completed within one year. As a result, the assets held for sale and liabilities held for sale related to MoboTap have been reclassified as assets and liabilities held for use and measured at the lower of the carrying value before MoboTap was classified as held for sale, adjusted for any depreciation and amortization expense that would have been recognized had the assets and liabilities been continuously classified as held for use, or the fair value at reclassification day, respectively, in the Sohu Group’s consolidated balance sheet as of March 31, 2017. In the first quarter of 2017, Changyou recorded a $1.4 million expense in the consolidated statements of comprehensive income for catch-up of depreciation and amortization expense of the assets held for sale before the reclassification.

Foreign Exchange Forward Contracts

In September 2016 and January 2017, Changyou entered into foreign exchange forward contracts with banks in an aggregate nominal amount of $100 million and $50 million, respectively. Changyou entered into the foreign exchange forward contracts in compliance with its risk management policy for the purpose of eliminating the negative impact on earnings and equity resulting from fluctuations in the exchange rate between the U.S. dollar and the RMB. There was no cash collateral or settlement under the forward contracts as of March 31, 2017. For the three months ended March 31, 2017, the Sohu Group recorded loss from changes in the fair value of forward contracts of $0.5 million in the consolidated statements of comprehensive income.

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

Other Financial Instruments

The fair values of other financial instruments are estimated for disclosure purposes as follows:

Long-term Investments

Long-term Investment in Fox Financial

Under an agreement between Sohu and Fox Financial entered into in August 2014, Sohu invested $4.8 million and $16.1 million in Fox Financial on August 2014 and April 2015, respectively. In February 2016, Sohu invested an additional $10.5 million in Fox Financial. Sohu accounted for its investments in Fox Financial under long-term investments. These investments include both preferred shares and common shares. Sohu accounted for its investment in Fox Financial’s preferred shares under the cost method, since they were not considered to be common shares in substance and had no readily determinable fair value. Sohu accounted for its investment in Fox Financial’s common shares under the equity method, since Sohu can exercise significant influence but does not own a majority of Fox Financial’s equity capital or control Fox Financial.

In March 2017, Fox Financial issued additional common shares to new investors, while shares held by Sohu remained unchanged. As a result, Sohu’s shareholding percentage of common shares was diluted from 7% to 6%. In accordance with ASC 320-10-40, the Group recognized dilution gain of $0.7 million in other income for the three months ended March 31, 2017. As of March 31, 2017, the carrying value of Sohu’s investment in Fox Financial was $25.6 million.

Long-term Investment in Zhihu

As of March 31, 2017, Sogou had invested a cumulative total of $18.9 million in Zhihu Technology Limited (“Zhihu”), a company that engages primarily in the business of operating an online question and answer-based knowledge and information-sharing platform. Sogou accounted for the investment in Zhihu using the cost method, since Sogou does not have significant influence over Zhihu.

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

7. GOODWILL

Changes in the carrying value of goodwill by segment are as follows (in thousands):

	Sohu	Sogou	Changyou	Total
Balance as of December 31, 2016
Goodwill	$72,011	5,565	96,949	174,525
Accumulated impairment losses	(35,788)	0	(70,447)	(106,235)

	$36,223	$5,565	$26,502	$68,290

Transactions in 2017
Goodwill associated with MoboTap and reclassification of assets held for sale to assets held for use (1)	0	0	83,470	83,470
Goodwill associated with an acquisition	1,000	0	0	1,000
Foreign currency translation adjustment	77	30	90	197

Balance as of March 31, 2017	$37,300	$5,595	$110,062	$152,957

Balance as of March 31, 2017
Goodwill	$73,088	$5,595	$180,509	$259,192
Accumulated impairment losses	(35,788)	0	(70,447)	(106,235)

	$37,300	$5,595	$110,062	$152,957

Note (1): Represents goodwill associated with the reclassification of assets held for sale to assets held for use in connection with MoboTap. See Note 6 – Fair Value Measurements.

8. TAXATION

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

PRC	Corporate Income Tax

Principal Entities Qualified as HNTEs

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

As of March 31, 2017, the following principal entities of the Sohu Group were qualified as HNTEs and were entitled to an income tax rate of 15%.

For Sohu’s Business

•	Beijing Sohu New Momentum Information Technology Co., Ltd. (“Sohu New Momentum”). Sohu New Momentum qualified as an HNTE for the years 2016 to 2018, and will need to re-apply for HNTE qualification in 2019.

•	Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”). Sohu Internet qualified as an HNTE for the years 2015 to 2017, and will need to re-apply for HNTE qualification in 2018.

•	Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Sohu Media and Guangzhou Qianjun Network Technology Co., Ltd (“Guangzhou Qianjun”). Sohu Era, Sohu Media and Guangzhou Qianjun were each qualified as HNTEs for the years 2014 to 2016. Sohu Media and Guangzhou Qianjun will re-apply for HNTE qualification in 2017.

For Sogou’s Business

•	Beijing Sogou Information Service Co., Ltd. (“Sogou Information”). Sogou Information qualified as an HNTE for the years 2015 to 2017, and will need to re-apply for HNTE qualification in 2018.

•	Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”). Sogou Technology qualified as an HNTE for the years 2014 to 2016, and will need to re-apply for HNTE qualification in 2017.

•	Beijing Sogou Network Technology Co., Ltd. (“Sogou Network”). Sogou Network qualified as an HNTE for the years 2016 to 2018, and will need to re-apply for HNTE qualification in 2019.

For Changyou’s Business

•	Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”) and Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”). AmazGame and Gamease were both qualified as HNTEs for the years 2014 to 2016, and will need to re-apply for HNTE qualification in 2017.

•	Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”). Gamespace qualified as HNTE for the years 2017 to 2019, and will need to re-apply for HNTE qualification in 2020.

Principal Entities Qualified as Software Enterprises and KNSEs

The CIT Law and its implementing regulations provide that a “Software Enterprise” is entitled to an income tax exemption for two years beginning with its first profitable year and a 50% reduction to a rate of 12.5% for the subsequent three years. An entity that qualifies as a “Key National Software Enterprise” (a “KNSE”) is entitled to a further reduced preferential income tax rate of 10%. Enterprises wishing to enjoy the status of a Software Enterprise or a KNSE must perform a self-assessment each year to ensure they meet the criteria for qualification and file required supporting documents with the tax authorities before using the preferential CIT rates. These enterprises will be subject to the tax authorities’ assessment each year as to whether they are entitled to use the relevant preferential CIT treatments. If at any time during the preferential tax treatment years an enterprise uses the preferential CIT rates but the relevant authorities determine that it fails to meet applicable criteria for qualification, the relevant authorities may revoke the enterprise’s Software Enterprise/KNSE status.

For Sohu’s Business

•	Sohu New Momentum. In 2017, Sohu New Momentum will perform a self-assessment and file required supporting documents to entitle it to the first year of an income tax rate reduction from 25% to 12.5% as a Software Enterprise for 2016, and will follow the same process in 2018 to entitle it to the second year of an income tax rate reduction from 25% to 12.5%.

For Sogou’s Business

•	Sogou Technology. In 2017, Sogou Technology will perform a self-assessment and file required supporting documents for KNSE status for 2016, and will follow the same process in 2018 for KNSE status for 2017.

For Changyou’s Business

•	AmazGame. In 2017, AmazGame will perform a self-assessment and file required supporting documents for KNSE status for 2016, and will follow the same process in 2018 for KNSE status for 2017.

•	Baina (Wuhan) Information Technology Co., Ltd. (“Wuhan Baina Information”). In 2017, Wuhan Baina Information will perform a self-assessment and file required supporting documents to entitle it to the first year of an income tax exemption as a Software Enterprise for 2016, and will follow the same process in 2018 to entitle it to the second year of an income tax exemption for 2017.

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

In order to fund the distribution of a dividend to shareholders of the Sohu Group’s majority-owned subsidiary Changyou, Changyou’s management determined to cause one of its PRC subsidiaries to declare and distribute a cash dividend of all of its stand-alone 2012 earnings and half of its stand-alone subsequent years’ earnings to its direct overseas parent company, Changyou.com (HK) Limited (“Changyou HK”). As of March 31, 2017, Changyou had accrued deferred tax liabilities in the amount of $26.9 million for PRC withholding tax.

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

The Group did not have any significant penalties or significant interest associated with tax positions for the three months ended March 31, 2017, nor did the Group have any significant unrecognized uncertain tax positions for the three months ended March 31, 2017.

9. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2017 (in thousands):

As of March 31,	2017	2018	2019	2020	2021	Thereafter	Total Payments Required
Purchase of cinema advertisement slot rights	48,622	61,663	25,906	9,177	639	0	146,007
Purchase of content and services – video	90,867	25,352	17,002	0	0	0	133,221
Purchase of bandwidth	60,936	4,646	1,235	1,061	309	0	68,187
Operating lease obligations	14,246	13,784	2,855	618	58	10	31,571
Expenditures for operating rights for licensed games with technological feasibility	2,381	17,222	0	0	0	0	19,603
Purchase of content and services – others	9,311	473	72	30	0	0	9,886
Purchase of fixed assets	3,556	0	0	0	0	0	3,556
Fees for operating rights for licensed games in development	1,369	348	0	0	0	0	1,717
Expenditures for rights to titles of games in development	259	1,186	0	0	0	0	1,445
Others	3,644	3	0	0	0	0	3,647

Total Payments Required	235,191	124,677	47,070	10,886	1,006	10	418,840

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

PRC Law and Regulations

The Chinese market in which the Sohu Group operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability to operate an Internet business and to conduct brand advertising, search and search-related, online game, and other services in the PRC. Though the PRC has, since 1978, implemented a wide range of market-oriented economic reforms, continued reforms and progress towards a full market-oriented economy are uncertain. In addition, the telecommunication, information, and media industries remain highly regulated. Restrictions are currently in place and are unclear with respect to which segments of these industries foreign-owned entities, like the Sohu Group, may operate. The Chinese government may issue from time to time new laws or new interpretations of existing laws to regulate areas such as telecommunication, information and media. The Sohu Group’s legal structure and scope of operations in China could be subject to restrictions, which could result in limits on its ability to conduct business in the PRC. Certain risks related to PRC law that could affect the Sohu Group’s VIE structure are discussed in Note 10 - VIEs.

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

Under contractual agreements with the Sohu Group, Dr. Charles Zhang and those other executive officers and employees of the Sohu Group who are shareholders of the consolidated VIEs are required to transfer their ownership in these entities to the Group, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Group at any time as requested by the Group to repay the loans outstanding. All voting rights of the consolidated VIEs are assigned to the Sohu Group, and the Group has the right to designate all directors and senior management personnel of the consolidated VIEs, and also has the obligation to absorb losses of the consolidated VIEs. Dr. Charles Zhang and those other executive officers and employees of the Sohu Group who are shareholders of the consolidated VIEs have pledged their shares in the consolidated VIEs as collateral for the loans. As of March 31, 2017, the aggregate amount of these loans was $9.4 million.

Under its contractual arrangements with the consolidated VIEs, the Sohu Group has the power to direct activities of the VIEs, and can have assets transferred freely out of the VIEs without any restrictions. Therefore, the Group considers that there is no asset of a consolidated VIE that can be used only to settle obligations of the VIEs, except for registered capital and PRC statutory reserves of the VIEs. As of March 31, 2017, the registered capital and PRC statutory reserves of the consolidated VIEs totaled $79.6 million. As all of the consolidated VIEs are incorporated as limited liability companies under the PRC Company Law, creditors of the consolidated VIEs do not have recourse to the general credit of the Sohu Group for any of the liabilities of the consolidated VIEs. Currently there is no contractual arrangement that could require the Sohu Group to provide additional financial support to the consolidated VIEs. As the Sohu Group is conducting certain business in the PRC mainly through the consolidated VIEs, the Group may provide such support on a discretionary basis in the future, which could expose the Group to a loss.

The Sohu Group classified the consolidated VIEs within the Sohu Group as principal VIEs or immaterial VIEs based on certain criteria, such as the VIEs’ total assets or revenues. The following is a summary of the principal VIEs within the Sohu Group:

Basic Information for Principal VIEs and Subsidiaries of Principal VIEs

For Sohu’s Business

•	High Century

Beijing Century High Tech Investment Co., Ltd. (“High Century”) was incorporated in 2001. As of March 31, 2017, the registered capital of High Century was $4.6 million and Dr. Charles Zhang and Wei Li held 80% and 20% interests, respectively, in this entity.

•	Heng Da Yi Tong

Beijing Heng Da Yi Tong Information Technology Co., Ltd. (“Heng Da Yi Tong”) was incorporated in 2002. As of March 31, 2017, the registered capital of Heng Da Yi Tong was $1.2 million and Dr. Charles Zhang and Wei Li held 80% and 20% interests, respectively, in this entity.

•	Sohu Internet

Sohu Internet was incorporated in 2003. As of March 31, 2017, the registered capital of Sohu Internet was $1.6 million and High Century held a 100% interest in this entity.

•	Donglin

Beijing Sohu Donglin Advertising Co., Ltd. (“Donglin”) was incorporated in 2010. As of March 31, 2017, the registered capital of Donglin was $1.5 million and Sohu Internet held a 100% interest in this entity.

•	Tianjin Jinhu

Tianjin Jinhu Culture Development Co., Ltd. (“Tianjin Jinhu”) was incorporated in 2011. In October, 2016, Ye Deng transferred its 50% equity interest in Tianjin Jinhu to Xiufeng Deng. As of March 31, 2017, the registered capital of Tianjin Jinhu was $0.5 million and Xiufeng Deng and Xuemei Zhang each held a 50% interest in this entity.

•	Guangzhou Qianjun

Guangzhou Qianjun was acquired in November 2014. As of March 31, 2017, the registered capital of Guangzhou Qianjun was $3.3 million and Tianjin Jinhu held a 100% interest in this entity.

•	Focus Interactive

Beijing Focus Interactive Information Service Co., Ltd. (“Focus Interactive”) was incorporated in July 2014. As of March 31, 2017, the registered capital of Focus Interactive was $1.6 million and Heng Da Yi Tong held 100% of the equity interests in this entity.

For Sogou’s Business

•	Sogou Information

Sogou Information was incorporated in 2005. As of March 31, 2017, the registered capital of Sogou Information was $2.5 million and Xiaochuan Wang, Sogou’s Chief Executive Officer, High Century and Tencent held 10%, 45% and 45% interests, respectively, in this entity.

For Changyou’s Business

•	Gamease

Gamease was incorporated in 2007. As of March 31, 2017, the registered capital of Gamease was $1.3 million and High Century held a 100% interest in this entity.

•	Guanyou Gamespace

Beijing Guanyou Gamespace Digital Technology Co., Ltd. (“Guanyou Gamespace”) was incorporated in 2010. As of March 31, 2017, the registered capital of Guanyou Gamespace was $1.5 million and Beijing Changyou Star Digital Technology Co., Ltd (“Changyou Star”) held a 100% interest in this entity.

•	Shanghai ICE

Shanghai ICE Information Technology Co., Ltd. (“Shanghai ICE”) was acquired by Changyou in 2010. As of March 31, 2017, the registered capital of Shanghai ICE was $1.2 million and Gamease held a 100% interest in this entity.

•	Wuhan Baina Information

Baina (Wuhan) Information Technology Co., Ltd. (“Wuhan Baina Information”) was acquired by Gamease in July 2014. As of March 31, 2017, the registered capital of Wuhan Baina Information was $3.0 million and Changyou Star and Yongzhi Yang, the former chief executive officer of MoboTap, held 60% and 40% interests, respectively, in this entity.

Financial Information

The following financial information of the Sohu Group’s consolidated VIEs (including subsidiaries of VIEs) is included in the accompanying consolidated financial statements (in thousands):

	As of
	December 31, 2016	March 31, 2017
ASSETS:
Cash and cash equivalents	$94,859	$88,530
Accounts receivable, net	72,151	69,203
Prepaid and other current assets	86,722	35,279
Assets held for sale	12,551	0
Intercompany receivables due from the Company’s subsidiaries	197,438	292,904

Total current assets	463,721	485,916

Long-term investments, net	17,472	16,522
Fixed assets, net	4,372	4,054
Intangible assets, net	14,545	13,611
Goodwill	35,161	36,256
Other non-current assets	4,052	2,857

Total assets	$539,323	$559,216

LIABILITIES:
Accounts payable	$15,824	$17,599
Accrued liabilities	96,695	67,368
Receipts in advance and deferred revenue	44,797	45,163
Liabilities held for sale	3,232	0
Other current liabilities	111,775	110,365
Intercompany payables due to the Company’s subsidiaries	129,431	171,552

Total current liabilities	401,754	412,047

Long-term taxes payable	13,463	13,537
Deferred tax liabilities	1,273	1,255
Intercompany payables due to the Company’s subsidiaries	19,620	19,726

Total liabilities	$436,110	$446,565

	Three months ended March 31,
	2016	2017
Net revenue	$218,664	$190,708
Net income	5,592	9,432

	Three months ended March 31,
	2016	2017
Net cash provided by /(used in) operating activities	$2,291	$(18,854)
Net cash provided by /(used in) investing activities	(2,502)	4,278
Net cash provided by financing activities	0	0

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

Treasury Stock

Treasury stock consists of shares repurchased by Sohu.com Inc. that are no longer outstanding and are held by Sohu.com Inc. Treasury stock is accounted for under the cost method. For the three months ended March 31, 2017 and 2016, the Company did not repurchase any shares of its common stock.

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

Sohu’s 2010 Stock Incentive Plan

On July 2, 2010, the Company’s shareholders adopted the Sohu 2010 Stock Incentive Plan, which provides for the issuance of up to 1,500,000 shares of common stock, including stock issued pursuant to the vesting and settlement of restricted stock units and pursuant to the exercise of stock options. The maximum term of any stock right granted under the Sohu 2010 Stock Incentive Plan is ten years from the grant date. The Sohu 2010 Stock Incentive Plan will expire on July 1, 2020. As of March 31, 2017, 573,680 shares were available for grant under the Sohu 2010 Stock Incentive Plan.

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

On February 7, 2016 and 2017, 253,250 and 175,000, respectively, of these stock options were granted and became vested, as a mutual understanding of the subjective performance targets was reached between the Company and the recipients, the targets had been satisfied, and the service period requirements had been fulfilled. The cumulative share-based compensation expense for these granted stock options has been adjusted and fixed based on the fair value at the grant date of $10.8 million and $7.0 million, respectively.

A summary of stock option activity under the Sohu 2010 Stock Incentive Plan as of and for the three months ended March 31, 2017 is presented below:

			Weighted
	Number	Weighted	Average	Aggregate
	Of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value (1)
Options	(in thousands)	Price	Life (Years)	(in thousands)
Outstanding at January 1, 2017	193	$		$
Granted	175	0.001
Exercised	(97)	0.001
Forfeited or expired	0

Outstanding at March 31, 2017	271	0.001	7.85	10,684

Vested at March 31, 2017	271	0.001	7.85	10,684

Exercisable at March 31, 2017	271	0.001	7.85	10,684

Note (1): The aggregated intrinsic value in the preceding table represents the difference between Sohu’s closing stock price of $39.33 on March 31, 2017 and the nominal exercise prices of the stock options.

For the three months ended March 31, 2017 and 2016, total share-based compensation expense recognized for these stock options was negative $2.5 million and negative $0.7 million, respectively.

Summary of Restricted Stock Unit Activity

A summary of restricted stock unit activity under the Sohu 2010 Stock Incentive Plan as of and for the three months ended March 31, 2017 is presented below:

Restricted Stock Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2017	11	$70.24
Granted	0	—
Vested	(2)	64.00
Forfeited	(3)	63.35

Unvested at March 31, 2017	6	82.85

Expected to vest after March 31, 2017	4	82.85

For the three months ended March 31, 2017 and 2016, total share-based compensation expense recognized for restricted stock units was $0.1 million and $0.4 million, respectively.

As of March 31, 2017, there was $0.2 million of unrecognized compensation expense related to unvested restricted stock units. The expense is expected to be recognized over a weighted average period of 0.43 years. The total fair value on their respective vesting dates of restricted share units that vested during the three months ended March 31, 2017 and 2016 was $86,078 and $169,701, respectively.

Sogou Inc. Share-based Awards

Sogou 2010 Share Incentive Plan

Sogou adopted a share incentive plan on October 20, 2010. The number of Sogou ordinary shares issuable under the plan was 41,500,000 after an amendment that was effective August 22, 2014 (as amended, the “Sogou 2010 Share Incentive Plan”). Awards of share rights may be granted under the Sogou 2010 Share Incentive Plan to management and employees of Sogou and of any present or future parents or subsidiaries or VIEs of Sogou. The maximum term of any share right granted under the Sogou 2010 Share Incentive Plan is ten years from the grant date. The Sogou 2010 Share Incentive Plan will expire on October 19, 2020. As of March 31, 2017, Sogou had contractually granted options for the purchase of 38,171,450 Sogou ordinary shares under the 2010 Sogou Share Incentive Plan.

Of the contractually-granted Sogou share options for the purchase of 38,171,450 Sogou ordinary shares, options for the purchase of 30,971,450 Sogou ordinary shares vest and become exercisable upon a service period requirement being met, as well as Sogou’s achievement of performance targets for the corresponding period. Subject to achievement of the applicable performance targets, of these Sogou share options for the purchase of 30,971,450 Sogou ordinary shares, options for the purchase of 29,799,500 Sogou ordinary shares vest and become exercisable in four equal installments and options for the purchase of 1,171,950 Sogou ordinary shares vest and become exercisable in two to four installments over varying periods. For purposes of recognition of share-based compensation expense, each installment is considered to be granted as of the date that the performance target has been set. As of March 31, 2017, Sogou had granted options for the purchase of 25,242,120 Sogou ordinary shares under the 2010 Sogou Share Incentive Plan. As of March 31, 2017, options for the purchase of 24,894,886 Sogou ordinary shares had become vested and exercisable because both the service period and the performance requirements had been met, and of such vested options, options for the purchase of 22,995,009 Sogou ordinary shares had been exercised.

Of the contractually granted Sogou share options, options for the purchase of 7,200,000 Sogou ordinary shares vest and become exercisable in five equal installments, with (i) the first installment vesting upon Sogou’s IPO and the expiration of all underwriters’ lockup periods applicable to Sogou’s IPO, and (ii) each of the four subsequent installments vesting on the first, second, third and fourth anniversary dates, respectively, of the closing of Sogou’s IPO. The completion of an IPO is considered to be a performance condition of the awards. An IPO is not considered to be probable until it is completed. Under ASC 718, compensation cost should be accrued if it is probable that the performance condition will be achieved and should not be accrued if it is not probable that the performance condition will be achieved. As a result, no compensation expense will be recognized related to these Sogou share options until the completion of an IPO, and hence no share-based compensation expense was recognized for the three months ended March 31, 2017 for the options for the purchase of 7,200,000 Sogou ordinary shares that are subject to vesting upon completion of Sogou’s IPO.

As of March 31, 2017, for purposes of recognition of share-based compensation expense, Sogou had granted Sogou share options for the purchase of 32,442,120 Sogou ordinary shares, of which options for the purchase of 9,447,111 Sogou ordinary shares were outstanding. A summary of Sogou share option activity under the Sogou 2010 Share Incentive Plan as of and for the three months ended March 31, 2017 is presented below:

			Weighted
	Number	Weighted	Average
	Of	Average	Remaining
	Shares	Exercise	Contractual
Options	(in thousands)	Price	Life (Years)
Outstanding at January 1, 2017	9,451	$0.476
Granted	0
Exercised	0
Forfeited or expired	(4)	0.001

Outstanding at March 31, 2017	9,447	0.477	6.06

Vested at March 31, 2017 and expected to vest thereafter	2,247

Exercisable at March 31, 2017	1,900

For the three months ended March 31, 2017 and 2016, total share-based compensation expense recognized for Sogou share options under the Sogou 2010 Share Incentive Plan was $0.3 million and $1.1 million, respectively.

As of March 31, 2017, there was $0.4 million of unrecognized compensation expense related to the unvested Sogou share options. The expense is expected to be recognized over a weighted average period of 0.34 years.

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

The fair value of the Sogou share options granted to Sogou management and key employees was estimated on the date of grant using the Binomial option - pricing model (the “BP Model”) with the following assumptions used:

Assumptions Adopted
Average risk-free interest rate	2.14%~2.26%
Exercise multiple	2~3
Expected forfeiture rate (post-vesting)	1%~12%
Weighted average expected option life	9
Volatility rate	47%
Dividend yield	0%
Fair value	3.18

Sogou estimated the risk-free rate based on the market yields of U.S. Treasury securities with an estimated country-risk differential as of the valuation date. An exercise multiple was estimated as the ratio of the fair value of the Sogou ordinary shares over the exercise price as of the time the Sogou share option is exercised, based on consideration of research studies regarding exercise patterns based on historical statistical data. In Sogou’s valuation analysis, a multiple of two was applied for employees and a multiple of three was applied for management. Sogou estimated the forfeiture rate to be 1% for the Sogou share options granted to Sogou management as of the valuation date and 12% for the Sogou share options granted to Sogou employees as of the valuation date. The life of the Sogou share options is the contract life of the option. Based on the option agreement, the contract life of the Sogou share options is 10 years. As there is no trading market for Sogou’s ordinary shares, the expected volatility at the valuation date was estimated based on the historical volatility of comparable companies for the period before the grant date with length commensurate with the expected term of the Sogou share options. Sogou has no history or expectation of paying dividends on its ordinary shares. Accordingly, the dividend yield was estimated to be 0%.

Sohu Management Sogou Share Option Arrangement

Under an arrangement providing for Sogou share-based awards to be available for grants to members of Sohu’s Board of Directors, management and other key employees (“Sohu Management Sogou Share Option Arrangement”), which was approved by the boards of directors of Sohu and Sogou in March 2011, Sohu has the right to provide to members of Sohu’s Board of Directors, management and other key employees the opportunity to purchase from Sohu up to 12,000,000 ordinary shares of Sogou at a fixed exercise price of $0.625 or $0.001 per share. Of these 12,000,000 ordinary shares, 8,800,000 are Sogou ordinary shares previously held by Sohu and 3,200,000 are Sogou ordinary shares that were newly-issued on April 14, 2011 by Sogou to Sohu at a price of $0.625 per share, or a total of $2.0 million. As of March 31, 2017, Sohu had contractually granted options for the purchase of 10,705,000 Sogou ordinary shares to members of Sohu’s Board of Directors, management and other key employees under the Sohu Management Sogou Share Option Arrangement.

Of the contractually-granted Sogou share options for the purchase of 10,705,000 Sogou ordinary shares, options for the purchase of 8,290,000 Sogou ordinary shares vest and become exercisable in four equal installments, with each installment vesting upon a service period requirement for Sohu’s management and key employees being met, as well as Sogou’s achievement of performance targets for the corresponding period. For purposes of recognition of share-based compensation expense, each installment is considered to be granted as of the date that the performance target has been set. As of March 31, 2017, Sohu had granted Sogou share options for the purchase of 8,290,000 Sogou ordinary shares under the Sohu Management Sogou Share Option Arrangement. As of March 31, 2017, options for the purchase of 8,290,000 Sogou ordinary shares had become vested and exercisable because both the service period and the performance requirements had been met, and vested options for the purchase of 8,232,500 Sogou ordinary shares had been exercised.

Options for the purchase of 15,000 Sogou ordinary shares that were granted to members of Sohu’s Board of Directors in 2015 vested and became exercisable in 2015, as the service period requirement for vesting had been met.

The remaining options for the purchase of 2,400,000 Sogou ordinary shares vest and become exercisable in five equal installments, with (i) the first installment vesting upon Sogou’s IPO and the expiration of all underwriters’ lockup periods applicable to the IPO, and (ii) each of the four subsequent installments vesting on the first, second, third and fourth anniversary dates, respectively, of the closing of Sogou’s IPO. All installments of the Sogou share options for the purchase of 2,400,000 Sogou ordinary shares that are subject to vesting upon the completion of Sogou’s IPO were considered granted upon the issuance of the options. The completion of a firm commitment IPO is considered to be a performance condition of the awards. An IPO event is not considered to be probable until it is completed. Under ASC 718, compensation cost should be accrued if it is probable that the performance condition will be achieved and should not be accrued if it is not probable that the performance condition will be achieved. As a result, no compensation expense will be recognized related to these Sogou share options until the completion of an IPO, and hence no share-based compensation expense was recognized for the three months ended March 31, 2017 for these options for the purchase of 2,400,000 Sogou ordinary shares.

As of March 31, 2017, for purposes of recognition of share-based compensation expense, Sohu had granted options for the purchase of 10,705,000 Sogou ordinary shares, of which options for the purchase of 2,469,500 Sogou ordinary shares were outstanding. A summary of Sogou share option activity under the Sohu Management Sogou Share Option Arrangement as of and for the three months ended March 31, 2017 is presented below:

			Weighted
	Number	Weighted	Average
	Of	Average	Remaining
	Shares	Exercise	Contractual
Options	(in thousands)	Price	Life (Years)
Outstanding at January 1, 2017	3,190	$0.623
Granted	0
Exercised	(720)	0.625
Forfeited or expired	0

Outstanding at March 31, 2017	2,470	0.622	5.93

Vested at March 31, 2017	70

Exercisable at March 31, 2017	70

For the three months ended March 31, 2017 and 2016, total share-based compensation expense recognized for Sogou share options under the Sohu Management Sogou Share Option Arrangement was nil and $297,106, respectively.

As of March 31, 2017, there was no unrecognized compensation expense related to unvested Sogou share options.

The method used to determine the fair value of Sogou share options granted to members of Sohu’s Board of Directors, management and other employees was the same as the method used for the Sogou share options granted to Sogou’s management and key employees as described above. There was no share-based compensation expense recognized under the Sohu Management Sogou Share Option Arrangement for the three months ended March 31, 2017.

Sogou Share Repurchase Transaction

In January 2017, Sogou repurchased 720,000 of its Class A Ordinary Shares from the former President and Chief Financial Officer of the Sohu Group for an aggregate price of $7.2 million. Approximately $4.0 million incremental share-based compensation expense associated with letter agreements entered into in 2016 between the Sohu Group and the former President and Chief Financial Officer of the Sohu Group in connection with her resignation, which amount is equal to the excess of the repurchase price over the fair value of Sogou Class A Ordinary Shares as of the repurchase date, related to events occurring in 2016 and was recorded in the Sohu Group’s statements of comprehensive income for the quarter ended March 31, 2017. The Group assessed the impact and determined that it was not material to the quarter ended December 31, 2016, the year ended December 31, 2016, or the quarter ended March 31, 2017.

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

As of March 31, 2017, options for the purchase of 11,370,000 Sogou ordinary shares granted under the Sogou 2010 Share Incentive Plan had been exercised early but had not been distributed to the beneficiaries of the trusts. All of the early-exercised Sogou ordinary shares that were distributed to those beneficiaries by the trusts in accordance with the vesting requirements under the option agreements have been included in the disclosures under the heading “Sogou 2010 Share Incentive Plan” above.

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

As of March 31, 2017, unvested Tencent restricted share unit awards held by these employees provided for the issuance of up to 40,300 ordinary shares of Tencent, taking into consideration a five-for-one split of Tencent’s shares that became effective in May 2014. For the three months ended March 31, 2017 and 2016, share-based compensation expense of $298 and $0.3 million, respectively, related to these Tencent restricted share units was recognized in the Group’s consolidated statements of comprehensive income. As of March 31, 2017, there was $0.1 million of unrecognized compensation expense related to these unvested Tencent restricted share units. This amount is expected to be recognized over a weighted average period of 1.03 years.

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

Prior to the completion of Changyou’s initial public offering, Changyou had granted under the Changyou 2008 Share Incentive Plan 15,000,000 Changyou ordinary shares to its former chief executive officer Tao Wang, through Prominence Investments Ltd., which is an entity that may be deemed under applicable rules of the Securities and Exchange Commission to be beneficially owned by Tao Wang. Through March 31, 2017, Changyou had also granted under the Changyou 2008 Share Incentive Plan restricted share units, settleable upon vesting by the issuance of an aggregate of 4,614,098 Changyou ordinary shares, to certain members of its management other than Tao Wang, and certain other Changyou employees.

Share-based Awards granted before Changyou’s IPO

All of the restricted Changyou ordinary shares and restricted share units granted before Changyou’s IPO became vested by the end of 2013. Hence there has been no share-based compensation expense recognized with respect to such restricted Changyou ordinary shares and restricted share units since their respective vesting dates.

Share-based Awards granted after Changyou’s IPO

Through March 31, 2017, in addition to the share-based awards granted before Changyou’s IPO, Changyou had granted restricted share units, settleable upon vesting with the issuance of an aggregate of 1,581,226 Changyou ordinary shares, to certain members of its management other than Tao Wang and to certain of its other employees. These Changyou restricted share units are subject to vesting over a four-year period commencing on their grant dates. Share-based compensation expense for such Changyou restricted share units is recognized on an accelerated basis over the requisite service period. The fair value of Changyou restricted share units was determined based on the market price of Changyou’s ADSs on the grant date.

A summary of activity for these restricted share units as of and for the three months ended March 31, 2017 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2017	10	$14.25
Granted	0
Vested	0
Forfeited	0

Unvested at March 31, 2017	10	14.25

Expected to vest after March 31, 2017	10	14.25

For the three months ended March 31, 2017 and 2016, total share-based compensation expense recognized for the Changyou restricted share units described above was $9,000 and $22,000, respectively.

As of March 31, 2017, there was $21,000 of unrecognized compensation expense related to the unvested restricted share units. The expense is expected to be recognized over a weighted average period of 0.55 years. The total fair value of the unvested restricted share units was nil during both the three months ended March 31, 2017 and the three months ended March 31, 2016.

Changyou 2014 Share Incentive Plan

On June 27, 2014, Changyou reserved 2,000,000 of its Class A ordinary shares under the Changyou.com Limited 2014 Share Incentive Plan (the “Changyou 2014 Share Incentive Plan”) for the purpose of making share incentive awards to certain members of its management and key employees. On November 2, 2014, the number of Class A ordinary shares reserved under the Changyou 2014 Share Incentive Plan increased from 2,000,000 to 6,000,000. The maximum term of any share right granted under the Changyou 2014 Share Incentive Plan is ten years from the grant date. The Changyou 2014 Share Incentive Plan will expire in June 2024. As of March 31, 2017, 2,823,000 shares were available for grant under the Changyou 2014 Share Incentive Plan.

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

On November 2, 2015, June 1, 2016 and November 2, 2016, 450,000, 329,000 and 450,000, respectively, of these Changyou share options were granted and became vested, as a mutual understanding of the subjective performance targets had been reached between Changyou and the recipients, the targets had been satisfied, and the service period requirements had been fulfilled. The share-based compensation expense for these granted Changyou share options has been adjusted and fixed based on their fair value of $4.7 million, $3.2 million and $5.9 million, respectively, at the grant date.

A summary of share option activity under the Changyou 2014 Share Incentive Plan as of and for the three months ended March 31, 2017 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at January 1, 2017	852	$0.01	7.93	$9,032
Granted	0
Exercised	(22)	0.01
Forfeited or expired	0

Outstanding at March 31, 2017	830	0.01	7.67	11,628

Vested at March 31, 2017	830	0.01		11,628

Exercisable at March 31, 2017	830	0.01

Note (1): The aggregated intrinsic value in the preceding table represents the difference between Changyou’s closing price of $28.04 per ADS, or $14.02 per Class A ordinary share, on March 31, 2017 and the nominal exercise price of share option.

For the three months ended March 31, 2017 and 2016, share-based compensation expense recognized for these share options under the Changyou 2014 Share Incentive Plan was $5.5 million and negative $1.3 million, respectively.

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

Sohu Video Share-based Awards

On January 4, 2012, Sohu Video adopted the Video 2011 Share Incentive Plan, under which 25,000,000 ordinary shares of Sohu Video are reserved for the purpose of making share incentive awards to management and key employees of Sohu Video and to Sohu management. The maximum term of any share incentive award granted under the Video 2011 Share Incentive Plan is ten years from the grant date. The Video 2011 Share Incentive Plan will expire on January 3, 2021. As of March 31, 2017, grants of options for the purchase of 16,368,200 ordinary shares of Sohu Video had been contractually made and were subject to vesting in four equal installments, with each installment vesting upon a service period requirement being met, as well as Sohu Video’s achievement of performance targets for the corresponding period. For purposes of ASC 718-10-25, as of March 31, 2017, no grant date had occurred, because the broader terms and conditions of the option awards had neither been finalized nor mutually agreed upon with the recipients. As of March 31, 2017, options for the purchase of 4,972,800 Sohu Video ordinary shares were vested.

For the three months ended March 31, 2017 and the three months ended March 31, 2016, total share-based compensation expense recognized for vested options under the Video 2011 Share Incentive Plan was $0.2 million and negative $0.2 million, respectively.

The fair value as of March 31, 2017 of the Sohu Video options contractually granted to management and key employees of Sohu Video and to Sohu management was estimated on the reporting date using the BP Model, with the following assumptions used:

Assumptions Adopted
Average risk-free interest rate	2.6%
Exercise multiple	2.8
Expected forfeiture rate (post-vesting)	14%
Weighted average expected option life	4.8
Volatility rate	45.6%
Dividend yield	0.00%
Fair value	0.66

12. NONCONTROLLING INTEREST

The noncontrolling interests in the Sohu Group’s consolidated financial statements primarily consist of noncontrolling interests for Sogou and Changyou.

Noncontrolling Interest in the Consolidated Balance Sheets

As of March 31, 2017 and December 31, 2016, noncontrolling interest in the consolidated balance sheets was $582.7 million and $564.2 million, respectively.

	As of
	December 31, 2016	March 31, 2017
Sogou	$165,584	$167,416
Changyou	398,631	415,120
Other	0	178

Total	$564,215	$582,714

Noncontrolling Interest of Sogou

As of March 31, 2017 and December 31, 2016, noncontrolling interest of Sogou of $167.4 million and $165.6 million, respectively, was recognized in the Sohu Group’s consolidated balance sheets, representing Sogou’s cumulative results of operations attributable to shareholders other than Sohu.com Inc., and reflecting the reclassification of Sogou’s share-based compensation expense from shareholders’ additional paid-in capital to noncontrolling interest, the investments of shareholders other than Sohu.com Inc. in Preferred Shares and Ordinary Shares of Sogou, the repurchase of Sogou Series A Preferred Shares from noncontrolling shareholders in March 2014 and September 2015, and Sogou’s repurchase of Class A Ordinary Shares from noncontrolling shareholders in June 2014 and January 2017.

Noncontrolling Interest of Changyou

As of March 31, 2017 and December 31, 2016, noncontrolling interest of Changyou of $415.1 million and $398.6 million, respectively, was recognized in the Sohu Group’s consolidated balance sheets, representing both of a 31% economic interest in Changyou’s net assets held by shareholders other than Sohu.com Inc, and reflected the reclassification of Changyou’s share-based compensation expense from shareholders’ additional paid-in capital to noncontrolling interest.

Noncontrolling Interest in the Consolidated Statements of Comprehensive Income

For the three months ended March 31, 2017 and 2016, net income of $17.9 million and $31.2 million, respectively, attributable to the noncontrolling interest was recognized in the Sohu Group’s consolidated statements of comprehensive income.

	Three Months Ended March 31,
	2016	2017
Sogou	$20,612	$8,398
Changyou	10,619	9,508
Other	0	(11)

Total	$31,231	$17,895

Noncontrolling Interest of Sogou

For the three months ended March 31, 2017 and 2016, net income of $8.4 million and $20.6 million, respectively, attributable to the noncontrolling interest of Sogou was recognized in the Sohu Group’s consolidated statements of comprehensive income, representing Sogou’s net income attributable to shareholders other than Sohu.com Inc.

Noncontrolling Interest of Changyou

For the three months ended March 31, 2017 and 2016, net income of $9.5 million and $10.6 million, respectively, attributable to the noncontrolling interest of Changyou was recognized in the Sohu Group’s consolidated statements of comprehensive income, representing a 31% economic interest in Changyou attributable to shareholders other than Sohu.com Inc. for both periods.

13. NET INCOME /(LOSS) PER SHARE

Basic net income /(loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income /(loss) per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise or settlement of share-based awards using the treasury stock method. The dilutive effect of share-based awards with performance requirements is not considered before the performance targets are actually met. The computation of diluted net income /(loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect (i.e. an increase in earnings per share amounts or a decrease in loss per share amounts) on net income /(loss) per share. For the three months ended March 31, 2017 and 2016, 302,646 and 265,000 common shares potentially issuable upon the exercise or settlement of share-based awards using the treasury stock method were anti-dilutive and excluded from the denominator for calculation of diluted net loss per share.

Additionally, for purposes of calculating the numerator of diluted net income /(loss) per share, the net income /(loss) attributable to Sohu.com Inc. is adjusted as follows. The adjustment will not be made if there is an anti-dilutive effect.

(i)	Sogou’s net income /(loss) attributable to Sohu.com Inc. is determined using the percentage that the weighted average number of Sogou shares held by Sohu.com Inc. represents of the weighted average number of Sogou Preferred Shares and Ordinary Shares, shares issuable upon the conversion of convertible preferred shares under the if-converted method, and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, and is not determined by allocating Sogou’s net income /(loss) to Sohu.com Inc. using the methodology for the calculation of net income /(loss) attributable to the Sogou noncontrolling shareholders discussed in Note 12—Noncontrolling Interest.

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

In the first quarter of 2017, all of these Sogou shares and share options had an anti-dilutive effect, and therefore were excluded from the calculation of Sohu.com Inc.’s diluted net income /(loss) per share, and “incremental dilution from Sogou” in the table below was zero.

(ii)	Changyou’s net income /(loss) attributable to Sohu.com Inc. is determined using the percentage that the weighted average number of Changyou shares held by Sohu.com Inc. represents of the weighted average number of Changyou ordinary shares and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, and not by using the percentage held by Sohu.com Inc. of the total economic interest in Changyou, which is used for the calculation of basic net income per share.

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

In the first quarter of 2017, all of these Changyou restricted share units and share options had a dilutive effect, and therefore were included in the calculation of Sohu.com Inc.’s diluted net income /(loss) per share. This impact is presented as “incremental dilution from Changyou” in the table below.

The following table presents the calculation of the Sohu Group’s basic and diluted net loss per share (in thousands, except per share data).

	Three Months Ended March 31,
	2016	2017
Numerator:
Net loss attributable to Sohu.com Inc., basic	$(20,286)	$(68,248)
Effect of dilutive securities:
Incremental dilution from Sogou	0	0
Incremental dilution from Changyou	(291)	(416)

Net loss attributable to Sohu.com Inc., diluted	$(20,577)	$(68,664)

Denominator:
Weighted average basic common shares outstanding	38,666	38,811
Effect of dilutive securities:
Share options and restricted share units	0	0

Weighted average diluted common shares outstanding	38,666	38,811

Basic net loss per share attributable to Sohu.com Inc.	$(0.52)	$(1.76)

Diluted net loss per share attributable to Sohu.com Inc.	$(0.53)	$(1.77)

14. IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

Compensation – Stock Compensation. On March 30, 2016, the FASB issued ASU 2016-09 (“ASU 2016-09”), Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows; (d) accounting for forfeitures of share-based payments. This guidance became effective for reporting periods beginning after December 15, 2016. The Group adopted this new guidance on January 1, 2017. The Sohu Group elected to continue to account for forfeitures by estimating expected forfeitures, and this standard does not have a material impact on the Group’s consolidated financial statements.

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

As used in this report, references to “us,” “we,” “our,” “our company,” “our Group,” the “Sohu Group,” the “Group,” and “Sohu.com” are to Sohu.com Inc. and, except where the context requires otherwise, our subsidiaries and variable interest entities (“VIEs”) Sohu.com Limited, Sohu.com (Hong Kong) Limited (“Sohu Hong Kong”), All Honest International Limited (“All Honest”), Sohu.com (Game) Limited (“Sohu Game”), Go2Map Inc., Sohu.com (Search) Limited (“Sohu Search”), Sogou Inc. (“Sogou”), Sogou (BVI) Limited (“Sogou BVI”), Sogou Hong Kong Limited (“Sogou HK”), Vast Creation Advertising Media Services Limited (“Vast Creation”), Sogou Technology Hong Kong Limited, Fox Video Investment Holding Limited (“Video Investment”), Fox Video Limited (“Sohu Video”), Fox Video (HK) Limited (“Video HK”), Focus Investment Holding Limited, Sohu Focus Limited, Sohu Focus (HK) Limited, Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu Software Technology Co., Ltd., Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”), Beijing Sogou Network Technology Co., Ltd (“Sogou Network”), Fox Information Technology (Tianjin) Limited (“Video Tianjin”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”), Beijing Sohu New Momentum Information Technology Co., Ltd. (“Sohu New Momentum”), Beijing Century High Tech Investment Co., Ltd. (“High Century”), Beijing Heng Da Yi Tong Information Technology Co., Ltd. (“Heng Da Yi Tong”, formerly known as Beijing Sohu Entertainment Culture Media Co., Ltd.), Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”), Beijing GoodFeel Technology Co., Ltd., Beijing Sogou Information Service Co., Ltd. (“Sogou Information”), Beijing 21 East Culture Development Co., Ltd., Beijing Sohu Donglin Advertising Co., Ltd.(“Donglin”), Beijing Pilot New Era Advertising Co., Ltd. (“Pilot New Era”), Beijing Focus Yiju Network Information Technology Co., Ltd., SohuPay Science and Technology Co., Ltd., Beijing Yi He Jia Xun Information Technology Co., Ltd., Tianjin Jinhu Culture Development Co., Ltd. (“Tianjin Jinhu”), Guangzhou Qianjun Network Technology Co., Ltd. (“Guangzhou Qianjun”), Beijing Modu Legendary Culture Media Co., Ltd., Shenzhen Shi Ji Guang Su Information Technology Co., Ltd., Chengdu Sogou Easypay Technology Co., Ltd., Beijing Shi Ji Si Su Technology Co., Ltd., Chongqing Qogir Enterprise Management Consulting Co., Ltd., Beijing Focus Interactive Information Service Co., Ltd., Beijing Focus Xin Gan Xian Information Technology Co., Ltd., Beijing Focus Real Estate Agency Co., Ltd. and our independently-listed majority-owned subsidiary Changyou.com Limited (“Changyou”) as well as the following direct and indirect subsidiaries and VIEs of Changyou: Changyou.com HK Limited (“Changyou HK”) formerly known as TL Age Hong Kong Limited), Changyou.com Webgames (HK) Limited (“Changyou HK Webgames”), Changyou.com Gamepower (HK) Limited, ICE Entertainment (HK) Limited (“ICE HK”), Changyou.com Gamestar (HK) Limited, Changyou.com Korea Limited, Changyou.com India Private Limited, Changyou BILISIM HIZMETLERI TICARET LIMITED SIRKETI, Kylie Enterprises Limited, Mobogarden Enterprises Limited, Heroic Vision Holdings Limited, TalkTalk Limited, RaidCall (HK) Limited, 7Road.com Limited (“7Road”), 7Road.com HK Limited (“7Road HK”), Changyou.com (TH) Limited, Changyou.com Rus Limited, PT. CHANGYOU TECHNOLOGY INDONESIA, Changyou Middle East FZ-LLC, Changyou.com Technology Brazil Desenvolvimento De Programas LTDA, Greative Entertainment Limited (formerly known as Greative Digital Limited), Glory Loop Limited (“Glory Loop”), MoboTap Inc. (“MoboTap”, a Cayman Islands company), MoboTap Inc. Limited (“MoboTap HK”), MoboTap Inc. (a Delaware corporation), Dolphin Browser Inc., TMobi Limited (formerly known as Muse Entertainment Limited), Dstore Technology Limited, Mobo Information Technology Pte. Ltd., Changyou Mobo Glint Limited, Global Cool Limited, Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”), Beijing Changyou Skyline Property Management Co. Ltd, Beijing Cruise stars Technology Co., Ltd., Beijing Changyou Chuangxiang Software Technology Co., Ltd., Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”), ICE Information Technology (Shanghai) Co., Ltd. (“ICE Information”), Beijing Changyou RaidCall Internet Technology Co., Ltd. (“RaidCall”), Beijing Yang Fan Jing He Information Consulting Co., Ltd. (“Yang Fan Jing He”), Shanghai Jingmao Culture Communication Co., Ltd. (“Shanghai Jingmao”), Shanghai Hejin Data Consulting Co., Ltd., Beijing Changyou Jingmao Film & Culture Communication Co., Ltd. (“Beijing Jingmao”), Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”), Beijing Guanyou Gamespace Digital Technology Co., Ltd. (“Guanyou Gamespace”), Beijing Zhi Hui You Information Technology Co., Ltd., Shanghai ICE Information Technology Co., Ltd. (“Shanghai ICE”), Shenzhen 7Road Network Technologies Co., Ltd. (“7Road Technology”), Beijing Changyou Star Digital Technology Co., Ltd (“Changyou Star”), Beijing Changyou Creation Information Technology Co., Ltd. (formerly known as Beijing Changyou e-pay Co. Ltd.), Shenzhen Brilliant Imagination Technologies Co., Ltd. (“Brilliant Imagination”), Beijing Baina Information Technology Co., Ltd., Baina Zhiyuan (Beijing) Technology Co., Ltd. (“Beijing Baina Technology”), Baina Zhiyuan (Chengdu) Technology Co., Ltd., Chengdu Xingyu Technology Co., Ltd., Baina (Wuhan) Information Technology Co., Ltd. (“Wuhan Baina Information”), Wuhan Xingyu Technology Co., Ltd., Wuhan Hualian Chuangke Technology Co., Ltd., Beijing Changyou Creative Technology Co., Ltd., BeiJing Changmica Culture Co., Ltd., and HongKong New Xinlang Electron Group Limited, and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”) on February 27, 2017, as updated by Part II Item 1A of this report. Readers are cautioned not to place undue reliance on these forward-looking statements.

OVERVIEW

Sohu.com Inc. (NASDAQ: SOHU), a Delaware corporation organized in 1996, is a leading Chinese online media, search and game service group providing comprehensive online products and services on PCs and mobile devices in the People’s Republic of China (the “PRC” or “China”). Our businesses are conducted by Sohu.com Inc. and its subsidiaries and VIEs (collectively referred to as the “Sohu Group” or the “Group”). The Sohu Group consists of Sohu, which when referred to in this report, unless the context requires otherwise, excludes the businesses and the corresponding subsidiaries and VIEs of Sogou Inc. (“Sogou”) and Changyou.com Limited (“Changyou”), Sogou and Changyou. Sogou and Changyou are indirect controlled subsidiaries of Sohu.com Inc. Sohu is a leading Chinese language online media content and services provider. Sogou is a leading online search and mobile Internet product provider in China. Changyou is a leading online game developer and operator in China as measured by the popularity of its PC game Tian Long Ba Bu (“TLBB”) and its mobile game TLBB 3D, and engages primarily in the development, operation and licensing of online games for PCs and mobile devices. Most of our operations are conducted through our China-based subsidiaries and VIEs.

Factors and Trends Affecting our Business

With the accelerated shift in user activities from PCs to mobile devices and an increase in the number of Internet users, the use of various kinds of mobile Internet services continued to increase. At Sohu, we focused our efforts on developing a portfolio of leading mobile products across our business lines that we believed our users would like.

For Sohu Media Portal, we concentrated our focus on content and product design to accelerate the usage of our core mobile products — the Sohu News APP and the Web-based HTML5 Portal m.sohu.com. We continuously refined Sohu News App’s design and introduce new features to meet users’ appetites. In the first quarter of 2017, to address the changing habits of users, we also launched a re-designed front page of the PC portal Sohu.com. On the sales front, in the first quarter of 2017, large brand advertisers’ performance was still disappointing, while we continued to see growth from small and medium enterprise (“SME”) customers.

Online video services remained one of the most popular Internet applications, and continued to gain viewers from television stations. The video industry continued to be deeply competitive as major online platforms aggressively competed for popular content. The competition led to an escalation in the price of content. Since 2016, Sohu Video has been shifting our focus to the self-developed content category, which, in our view, will create long-lasting value to our platform and offer better financial returns compared to TV station content. Leveraging our exclusive original content, we also actively explored opportunities with subscription services that we believe will become an important revenue source in addition to traditional advertising revenues. Financially, we expect advertising sales to bottom out beginning in the second quarter of 2017. Meanwhile we believe that subscription revenues, supported by our original dramas, will also ramp up. Despite the expected pick-up in revenues, given that our overall content spending will remain at a high level, we still expect Sohu Video to incur a financial loss in 2017.

For our search and search-related business, Sogou is one of the top players in the online search sector in China. We have reinforced our competitive position through cooperation with Tencent, which has helped us build exclusive access to Tencent’s social platforms and bring in unique and high-quality content. In 2016, we launched and upgraded a series of vertical channels, including English, Academic and Healthcare. These new services helped us stand out from competing products. By the end of March 2017, Sogou’s mobile search traffic had grown 50% from the end of March 2016. Mobile search revenues accounted for 72% of total search revenues. We also made solid progress in artificial intelligence, in particular with voice technology. As of March 31, 2017, daily use of voice input through Sogou Mobile Keyboard had more than doubled from a year ago.

For Changyou’s online game business, both the PC game TLBB and the mobile game TLBB 3D exceeded Changyou management’s expectations in the first quarter of 2017. Despite the impact of the Chinese New Year, TLBB saw a smaller decline than management’s previous expectations and TLBB 3D was flat in the first quarter, rather than declining as expected. Changyou’s top priority is to retain a core base of game players and maintain a sustainable in-game environment. For Changyou’s game pipeline, an important round of tests of the mobile game Legacy TLBB were conducted in the first quarter of 2017 and the results were in line with Changyou management’s expectations. In the mid to long term, with new game launches such as Legacy TLBB in 2017, management expects revenues from new games to pick up in the second half of the year. For the three months ended March 31, 2017, the PC games and mobile games that Changyou operates had approximately 3.5 million total average monthly active accounts and approximately 1.2 million total active paying accounts.

Our Business

Through the operation of Sohu, Sogou and Changyou, we generate online advertising revenues (including brand advertising revenues and search and search-related revenues), online games revenues and other revenues. Online advertising and online games are our core businesses. For the three months ended March 31, 2017, total revenues generated by Sohu, Sogou and Changyou were approximately $374.1 million, including:

Sohu:

•	$75.5 million in brand advertising revenues, of which $36.8 million was from Sohu Media Portal, $21.7 million was from Sohu Video, and $17.0 million was from Focus; and

•	$16.5 million in other revenues, mainly attributable to revenues from paid subscription services, interactive broadcasting services, sub-licensing of purchased video content to third parties, and content provided through the platforms of the three main telecommunications operators in China.

Total revenues generated by Sohu were $92.0 million.

Sogou:

•	$142.0 million in search and search-related revenues; and

•	$20.2 million in other revenues, attributable to Sogou’s offering of Internet value-added services (or “IVAS”) primarily with respect to the operation of Web games and mobile games developed by third parties, as well as other products and services provided to users.

Total revenues generated by Sogou were $162.2 million.

Changyou:

•	$85.3 million in online game revenues;

•	$5.9 million in brand advertising revenues, mainly attributable to Changyou’s 17173.com Website; and

•	$28.7 million in other revenues attributable to Changyou’s cinema advertising business and IVAS business.

Total revenues generated by Changyou were $119.9 million.

For the three months ended March 31, 2017, our total brand advertising revenues were $81.4 million, total search and search-related revenues were $142.0 million, total online game revenues were $85.3 million, and total other revenues were $65.4 million.

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

Other Business

Sohu also engages in the other business, which consists primarily of paid subscription services, interactive broadcasting services, sub-licensing of purchased video content to third parties, and content provided through the platforms of the three main telecommunications operators in China. Revenues generated by Sohu from the other business are classified as other revenues in our consolidated statements of comprehensive income.

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

Other Business

Sogou also engages in the other business, by offering IVAS primarily with respect to the operation of Web games and mobile games developed by third parties, as well as other products and services provided to users. Revenues generated by Sogou from the other business are classified as other revenues in our consolidated statements of comprehensive income.

Changyou’s Business

Changyou’s business lines consist of the online game business; the platform channel business, which consists primarily of online advertising and also includes IVAS; and the cinema advertising business.

Online Game Business

Changyou’s online game business offers to game players (a) PC games, which are interactive online games that are accessed and played simultaneously by hundreds of thousands of game players through personal computers and require that local client-end game access software be installed on the computers used; (b) mobile games, which are played on mobile devices and require an Internet connection. Prior to the sale of Shenzhen 7Road in August 2015, Changyou’s online games also included Web games, which are online games that are played through a Web browser with no local game software installation requirements. Following the sale of Shenzhen 7Road, Web games became an insignificant part of Changyou’s online game business. All of Changyou’s games are operated under the item-based revenue model, meaning that game players can play the games for free, but can choose to pay for virtual items, which are non-physical items that game players can purchase and use within a game, such as gems, pets, fashion items, magic medicine, riding animals, hierograms, skill books and fireworks. Revenues derived from the operation of online games are classified as online game revenues in our consolidated statements of comprehensive income.

Platform Channel Business

Changyou’s platform channel business consists primarily of the operation of the 17173.com Website, one of the leading information portals in China, which provides news, electronic forums, online videos and other information services regarding online games to game players. Changyou’s platform channel business also offers a number of software applications for PCs and mobile devices through RaidCall and the Dolphin Browser. RaidCall provides online music and entertainment services, primarily in Taiwan. The Dolphin Browser, which is operated by MoboTap Inc. (collectively with its subsidiaries and VIEs “MoboTap”), is a gateway to a host of user activities on mobile devices, with the majority of its users based in Europe, Russia and Japan. As Changyou management had determined that the Dolphin Browser was unable to provide expected synergies with Changyou’s platform channel business, in 2016 Changyou’s Board of Directors approved the disposal of Changyou’s 51% equity interest in MoboTap, which is the mobile technology developer behind the Dolphin Browser. Accordingly, the assets and liabilities attributable to MoboTap are classified as assets and liabilities held for sale and measured at the lower of their carrying amounts or their fair value, less cost to sell, in our consolidated balance sheet as of December 31, 2016. Due to the suspension of negotiations with a potential buyer of MoboTap in the first quarter of 2017, Changyou’s management determined that the disposal is unlikely to be completed within one year. As a result, the assets held for sale and liabilities held for sale related to MoboTap have been reclassified as assets and liabilities held for use and measured at the lower of the carrying value before MoboTap was classified as held for sale, adjusted for any depreciation and amortization expense that would have been recognized had the assets and liabilities been continuously classified as held for use, or the fair value at reclassification day, respectively, in the Sohu Group’s consolidated balance sheet as of March 31, 2017. In the first quarter of 2017, Changyou recorded a $1.4 million expense in the consolidated statements of comprehensive income for catch-up of depreciation and amortization expense of the assets held for sale before the reclassification. All revenues generated by the 17173.com Website are classified as brand advertising revenues, IVAS revenues generated by the Dolphin Browser and by RaidCall are classified as other revenues and a relatively small amount of online game revenues generated by the Dolphin Browser are included in online game revenues in our consolidated statements of comprehensive income.

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

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

Our discussion and analysis of our financial condition and results of operations relates to our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Identified below are the accounting policies that reflect our most significant estimates and judgments, and those that we believe are the most critical to fully understanding and evaluating our consolidated financial statements.

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

Noncontrolling Interest for Sogou

Sogou’s Share Structure

As of March 31, 2017, Sogou had outstanding a combined total of 334,026,595 ordinary shares and preferred shares held as follows:

(i) Sohu.com Inc.: 130,977,750 Class A Ordinary Shares, of which 3,764,500 shares may be purchased by Sohu management and key employees under an option arrangement;

(ii) Photon Group Limited, an investment vehicle of the Sohu Group’s Chairman and Chief Executive Officer Charles Zhang (“Photon”): 32,000,000 Series A Preferred Shares;

(iii) Tencent: 6,757,875 Class A Ordinary Shares, 65,431,579 Series B Preferred Shares and 79,368,421 non-voting Class B Ordinary Shares; and

(iv) Various employees of Sogou and Sohu: 19,490,970 Class A Ordinary Shares.

Sohu’s Shareholding in and Control of Sogou

As of March 31, 2017, we held approximately 36% of the outstanding equity capital of Sogou on a fully-diluted basis, assuming for such purpose that all share options under the Sogou 2010 Share Incentive Plan and all share options under the Sohu Management Sogou Share Option Arrangement are granted and exercised, and that all of the Sogou Class A Ordinary Shares that Sogou has repurchased are re-issued to shareholders other than us. Also as of March 31, 2017, we held over 50% of the total voting power of Sogou on a fully-diluted basis and controlled the election of a majority of the Board of Directors of Sogou, assuming that Tencent’s non-voting Class B Ordinary Shares are converted to voting shares, that all of the Sogou Class A Ordinary Shares that Sogou has repurchased are re-issued to shareholders other than us, and that all Sogou share options under the Sogou 2010 Share Incentive Plan and all Sogou share options under the Sohu Management Sogou Share Option Arrangement are granted and exercised.

As Sogou’s controlling shareholder, we consolidate Sogou in our consolidated financial statements, and recognize noncontrolling interest reflecting economic interests in Sogou held by shareholders other than us (the “Sogou noncontrolling shareholders”). Sogou’s net income/(loss) attributable to the Sogou noncontrolling shareholders is recorded as noncontrolling interest in our consolidated statements of comprehensive income. Sogou’s cumulative results of operations attributable to the Sogou noncontrolling shareholders, along with changes in shareholders’ equity/(deficit) and adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled and the Sogou noncontrolling shareholders’ investments in Sogou’s Series A Preferred Shares and Series B Preferred Shares (collectively, the “Sogou Preferred Shares”) and Ordinary Shares are accounted for as a noncontrolling interest classified as permanent equity in our consolidated balance sheets, as we have the right to reject a redemption requested by the noncontrolling shareholders. These treatments are based on the terms governing investments from, and on the terms of the classes of Sogou shares held by, the noncontrolling shareholders in Sogou.

Principles of Allocation of Sogou’s Profit and Loss

By virtue of the terms of Sogou Preferred Shares and Class A Ordinary Shares and Class B Ordinary Shares, Sogou’s losses are allocated in the following order:

(i) net losses are allocated to holders of Sogou Class A Ordinary Shares and the holder of Sogou Class B Ordinary Shares until their basis in Sogou decreases to zero;

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

(i) Dividend Rights

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

(ii) Liquidation Rights

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

(iii) Redemption Rights

The Sogou Preferred Shares are not redeemable at the option of the holders.

(iv) Conversion Rights

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

(v) Voting Rights

Each holder of Sogou Preferred Shares is entitled to cast the number of votes equal to the number of Class A Ordinary Shares into which the Sogou Preferred Shares held by such holder are then convertible.

(vi) Other Rights

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

Noncontrolling Interest for Changyou

Changyou is a public company listed on the NASDAQ Global Select Market. As of March 1, 2017, we held approximately 69% of the combined total of Changyou’s outstanding ordinary shares, and controlled approximately 96% of the total voting power in Changyou.

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

Currently we have four main types of pricing models, consisting of the Fixed Price model, the Cost Per Impression (“CPM”) model, the Cost Per click (“CPC”) model, and the E-commerce model.

(i)	Fixed Price model

Under the Fixed Price model, a contract is signed to establish a fixed price for the advertising services to be provided. We recognize revenue based on the contract price and the period of display.

(ii) CPM model

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

(iii) CPC model

Under the CPC model, there is no overall fixed price for advertising services stated in the contract with the advertiser. We charge advertisers on a per-click basis when the users click on the advertisements. The unit price for each click is auction-based. We recognize revenue based on qualifying clicks and the unit price.

(iv) E-commerce model

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

We treat advertising contracts with multiple deliverable elements as separate units of accounting for revenue recognition purposes and recognize revenue on a periodic basis during the contract period when each deliverable service is provided. Since the contract price is for all deliverables under one advertising contract, we allocate the contract price among all the deliverables at the inception of the arrangement on the basis of their relative selling prices according to the selling price hierarchy established by ASU No. 2009-13. We first use vendor-specific objective evidence of selling price, if it exists. If vendor-specific objective evidence of selling price does not exist, we use third-party evidence of selling price. If neither vendor-specific objective evidence of selling price nor third-party evidence of selling price exists, we use management’s best estimate of selling price for the deliverables.

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

Online Game Revenues

Changyou’s online game revenues are generated primarily from its self-operated and licensed-out PC games and mobile games. Prior to the sale of the Shenzhen 7Road business in 2015, Changyou generated online game revenues from Web games, which have been an insignificant part of Changyou’s business since the sale. Changyou’s online game revenues also include a small amount of revenues generated from online card and board games offered by MoboTap on the Dolphin Browser. All of Changyou’s games are operated under the item-based revenue model, where the basic game play functions are free of charge and players are charged for purchases of in-game virtual items, including those with a predetermined expiration time and perpetual virtual items.

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

Web Games

Changyou continued to operate a small portfolio of self-operated Web games after its sale of the Shenzhen 7Road in 2015. Proceeds from those self-operated Web games are collected from players through the sale of game points.

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

Other Revenues

Sohu

Other revenues attributable to Sohu consist primarily of revenues from paid subscription services, interactive broadcasting services, sub-licensing of purchased video content to third parties, and content provided through the platforms of the three main telecommunications operators in China.

Sogou

Other revenues attributable to Sogou are IVAS revenues primarily derived from the operation of Web games and mobile games developed by third parties, as well as other products and services that Sogou provides to users.

Changyou

Other revenues attributable to Changyou are primarily from its cinema advertising business and are also from IVAS.

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

Changyou provides IVAS primarily through software applications for PCs and mobile devices offered by MoboTap on the Dolphin Browser and by RaidCall. Revenues from IVAS are recognized during the period the service is rendered or items are consumed under the gross method, as Changyou is the principal obligor for provision of the services.

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

Sogou Share-based Awards

In determining the fair value of share options granted by Sogou as share-based awards, the income approach /discounted cash flow method with a discount for lack of marketability was applied, given that the shares underlying the awards were not publicly traded at the time of grant. Certain persons who became Sogou employees when Tencent’s Soso search-related businesses were transferred to Sogou on September 16, 2013 had been granted restricted share units under Tencent’s share award arrangements prior to the transfer of the businesses to Sogou. These Tencent restricted share units will continue to vest under the original Tencent share award arrangements provided the transferred employees continue to be employed by Sogou during the requisite service period. After the transfer of the Soso search-related businesses to Sogou, Sogou applied the guidance in ASC 505-50 to measure the related compensation expense based on the then-current fair value at each reporting date, as the expense is deemed to have been incurred by Tencent as an investor on Sogou’s behalf. To determine the then-current fair value of the Tencent restricted share units granted to these employees, the public market price of the underlying shares at each reporting date was applied. Because Sogou is not required to reimburse Tencent for such share-based compensation expense, the related amount was recorded by Sogou as a capital contribution from Tencent.

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

For Sogou Class A Ordinary Shares repurchased from our former President and Chief Financial Officer in the first quarter of 2017, share-based compensation expense is recognized by the Sohu Group in the consolidated statements of comprehensive income in an amount equal to the excess of the repurchase price over the fair value of the Sogou Class A Ordinary Shares at the repurchase date.

Sohu Video Share-based Awards

On January 4, 2012, Sohu Video, the holding entity of Sohu’s video division, adopted a 2011 Share Incentive Plan (the “Video 2011 Share Incentive Plan”) which provides for the issuance of up to 25,000,000 ordinary shares of Sohu Video (representing approximately 10% of the outstanding Sohu Video shares on a fully-diluted basis) to management and key employees of the video division and to Sohu management. As of March 31, 2017, grants of options for the purchase of 16,368,200 ordinary shares of Sohu Video had been contractually made, of which options for the purchase of 4,972,800 ordinary shares were vested.

For purposes of ASC 718-10-25, as of March 31, 2017, no grant date had occurred, because the broader terms and conditions of the option awards had neither been finalized nor mutually agreed upon with the recipients. Therefore the fair value of the awards was not determinable and could not be accounted for. In accordance with ASC 718-10-55, our management determined that the service inception date with respect to vested option awards for the purchase of 4,972,800 shares had preceded the grant date. Therefore, we recognized compensation expense for these vested Sohu Video share-based awards and re-measured, and will re-measure, the compensation expense on each subsequent reporting date based on the then-current fair values of these vested awards until the grant date is established.

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

As of March 31, 2017, the following principal entities were qualified as HNTEs and were entitled to an income tax rate of 15%.

For Sohu’s Business

•	Sohu New Momentum. Sohu New Momentum qualified as an HNTE for 2016 to 2018, and will need to re-apply for HNTE qualification in 2019.

•	Sohu Internet. Sohu Internet qualified as an HNTE for 2015 to 2017, and will need to re-apply for HNTE qualification in 2018.

•	Sohu Era, Sohu Media and Guangzhou Qianjun. Sohu Era, Sohu Media and Guangzhou Qianjun each qualified as HNTEs for 2014 to 2016. Sohu Media and Guangzhou Qianjun will re-apply for HNTE qualification in 2017.

For Sogou’s Business

•	Sogou Information. Sogou Information qualified as an HNTE for 2015 to 2017, and will need to re-apply for HNTE qualification in 2018.

•	Sogou Technology. Sogou Technology qualified as an HNTE for 2014 to 2016, and will need to re-apply for HNTE qualification in 2017.

•	Sogou Network. Sogou Network qualified as an HNTE for 2016 to 2018, and will need to re-apply for HNTE qualification in 2019.

For Changyou’s Business

•	AmazGame and Gamease. AmazGame and Gamease each qualified as HNTEs for 2014 to 2016, and will need to re-apply for HNTE qualification in 2017.

•	Gamespace. Gamespace qualified as HNTE for the years 2017 to 2019, and will need to re-apply for HNTE qualification in 2020.

Principal Entities Qualified as Software Enterprises and KNSE

The CIT Law and its implementing regulations provide that a “Software Enterprise” is entitled to an income tax exemption for two years beginning with its first profitable year and a 50% reduction to a rate of 12.5% for the subsequent three years. An entity that qualifies as a “Key National Software Enterprise” (a “KNSE”) is entitled to a further reduced preferential income tax rate of 10%. Enterprises wishing to enjoy the status of a Software Enterprise or a KNSE must perform a self-assessment each year to ensure they meet the criteria for qualification and file required supporting documents with the tax authorities before using the preferential CIT rates. These enterprises will be subject to the tax authorities’ assessment each year as to whether they are entitled to use the relevant preferential CIT treatments. If at any time during the preferential tax treatment years an enterprise uses the preferential CIT rates but the relevant authorities determine that it fails to meet applicable criteria for qualification, the relevant authorities may revoke the enterprise’s Software Enterprise/KNSE status.

For Sohu’s Business

•	Sohu New Momentum. In 2017, Sohu New Momentum will perform a self-assessment and file required supporting documents to entitle it to the first year of an income tax rate reduction from 25% to 12.5% as a Software Enterprise for 2016, and will follow the same process in 2018 to entitle it to the second year of an income tax rate reduction from 25% to 12.5% for 2017.

For Sogou’s Business

•	Sogou Technology. In 2017, Sogou Technology will perform a self-assessment and file required supporting documents for KNSE status for 2016, and will follow the same process in 2018 for KNSE status for 2017.

For Changyou’s Business

•	AmazGame. In 2017, AmazGame will perform a self-assessment and file required supporting documents for KNSE status for 2016, and will follow the same process in 2018 for KNSE status for 2017.

•	Wuhan Baina Information. In 2017, Wuhan Baina Information will perform a self-assessment and file required supporting documents to entitle it to the first year of an income tax exemption as a Software Enterprise for 2016, and will follow the same process in 2018 to entitle it to the second year of an income tax exemption for 2017.

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

(i)	Sogou’s net income /(loss) attributable to Sohu.com Inc. is determined using the percentage that the weighted average number of Sogou shares held by Sohu.com Inc. represents of the weighted average number of Sogou Preferred Shares and Ordinary Shares, shares issuable upon the conversion of convertible preferred shares under the if-converted method, and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, and is not determined by allocating Sogou’s net income /(loss) to Sohu.com Inc. using the methodology for the calculation of net income /(loss) attributable to the Sogou noncontrolling shareholders.

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

(ii)	Changyou’s net income /(loss) attributable to Sohu.com Inc. is determined using the percentage that the weighted average number of Changyou shares held by Sohu.com Inc. represents of the weighted average number of Changyou ordinary shares and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, and not by using the percentage held by Sohu.com Inc. of the total economic interest in Changyou, which is used for the calculation of basic net income per share.

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

Intangible Assets

Intangible assets mainly comprise domain names and trademarks, developed technologies, computer software, purchased video content, cinema advertising slot rights and operating rights for licensed games. Intangible assets are recorded at cost less accumulated amortization with no residual value. Amortization of intangible assets other than purchased video content is computed using the straight-line method over their estimated useful lives.

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

In accordance with ASC 920-350-35, if management’s expectations of the programming usefulness of a program, series, package, or program segment are revised downward, it may be necessary to write down unamortized cost to estimated NRV. A write-down from unamortized cost to a lower estimated NRV establishes a new cost basis. Accordingly, we measure the video content’s impairment loss by comparing the content’s carrying value to its NRV. An impairment loss will be recorded if the carrying value of video content is higher than its NRV. The impairment to be recognized is measured by the amount by which the carrying value of video content exceeds its NRV.

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

In accordance with ASC 350, we do not amortize goodwill, but test it for impairment. We test goodwill for impairment at the reporting unit level on an annual basis as of October 1, and between annual tests when an event occurs or circumstances change that could indicate that the asset might be impaired. Under ASC 350-20-35, we have the option to choose whether we will apply a qualitative assessment first and then a quantitative assessment, if necessary, or to apply a quantitative assessment directly. For reporting units applying a qualitative assessment first, we start the goodwill impairment test by assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is mandatory. Otherwise, no further testing is required. The quantitative impairment test consists of a comparison of the fair value of goodwill with its carrying value. For reporting units directly applying the quantitative assessment, we perform the goodwill impairment test by quantitatively comparing the fair values of those reporting units to their carrying amounts. After performing the assessment, if the carrying amounts of the reporting units are higher than their fair value, we perform the second step of the two-step quantitative goodwill impairment test.

Application of a goodwill impairment test requires significant management judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. We estimate fair value using the income approach or the market approach. The judgment in estimating the fair value of reporting units includes estimating future cash flows, determining appropriate discount rates, control premium, comparable companies’ multipliers, and making other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

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

RESULTS OF OPERATIONS

Revenues

The following table presents our revenues by revenue source and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2016		2017		2017 vs 2016
	Amount	Percentage of the total revenue	Amount	Percentage of the total revenue	Amount	Incremental ratio
Revenues
Online advertising:
Brand advertising	$125,503	31%	$81,412	22%	$(44,091)	(35)%
Search and search-related	133,814	33%	142,035	38%	8,221	6%

Subtotal of online advertising revenues	259,317	64%	223,447	60%	(35,870)	(14)%

Online game	102,529	25%	85,325	23%	(17,204)	(17)%
Others	46,106	11%	65,331	17%	19,225	42%

Total revenues	$407,952	100%	$374,103	100%	$(33,849)	(8)%

Online Advertising Revenues

Online advertising revenues were $223.4 million and $259.3 million, respectively, for the three months ended March 31, 2017 and 2016, representing a year-on-year decrease of 14%.

Brand Advertising Revenues Generated by Sohu and Changyou

Brand advertising revenues were $81.4 million and $125.5 million, respectively, for the three months ended March 31, 2017 and 2016, representing a year-on-year decrease of 35%. The decreases in brand advertising revenues were mainly from Sohu Video and Focus.

Sohu

•	Sohu Media Portal

Revenues from Sohu Media Portal were $36.8 million and $45.1 million, respectively, for the three months ended March 31, 2017 and 2016, representing a year-on-year decrease of 18%. The average amount spent per advertiser was approximately $22,000 and $37,000, respectively, for the three months ended March 31, 2017 and 2016. While the slowdown in the growth of the economy in China shrank the budgets of brand advertisers, rapid growth in the number of small and medium enterprise (“SME”) customers advertising on Sohu Media Portal helped offset the impact to some extent. The number of advertisers for Sohu Media Portal was 1,694 and 1,222, respectively, for the three months ended March 31, 2017 and 2016.

•	Sohu Video

Revenues from Sohu Video were $21.7 million and $41.4 million, respectively, for the three months ended March 31, 2017 and 2016, representing a year-on-year decrease of 48%. The changes were mainly attributable to fluctuations both in the number of advertisers and in the average amount spent per advertiser. The number of advertisers on Sohu Video sites was 171 and 214, respectively, for the three months ended March 31, 2017 and 2016, representing a year-on-year decrease of 20%. The average amount spent per advertiser was approximately $127,000 and $193,000, respectively, for the three months ended March 31, 2017 and 2016.

•	Focus

Revenues from Focus were $17.0 million and $31.1 million, respectively, for the three months ended March 31, 2017 and 2016, representing a year-on-year decrease of 45%.

Revenues from Focus were generated through the Fixed Price model and the E-commerce model.

For the Fixed Price model, revenues were $11.2 million and $16.0 million, respectively, for the three months ended March 31, 2017 and 2016, representing a decrease of 30%. In the currently soft Chinese macro economy, advertisers from the real estate business are less willing to adopt the Fixed Price model, which caused our revenues from this model to decrease.

For the E-commerce model, revenues were $5.8 million and $15.1 million, respectively, for the three months ended March 31, 2017 and 2016, representing a year-on-year decrease rate of 62%. The decrease was mainly driven by sharp declines in the numbers of paying subscribers and cooperative developers, resulting from the PRC government’s implementation of tightened real estate policies in the first quarter of 2017. For the three months ended March 31, 2017 and 2016, the number of paying subscribers for the membership services was 11,088 and 23,172, respectively, and the number of developers with which we had cooperation arrangements was 456 and 539, respectively.

Changyou

•	17173.com Website

Revenues from the 17173.com Website were $5.9 million and $7.9 million, respectively, for the three months ended March 31, 2017 and 2016, representing a year-on-year decrease of 25%. The decrease was primarily a result of fewer games being marketed on the 17173.com Website. The number of advertisers for the 17173.com Website was 84 and 80, respectively, and the average amount spent per advertiser was approximately $70,000 and $99,000, respectively, for the three months ended March 31, 2017 and 2016.

Search and Search-related Revenues, Generated by Sogou

Revenues from search and search-related services were $142.0 million and $133.8 million, respectively, for the three months ended March 31, 2017 and 2016, representing a year-on-year growth of 6%.

The increase in revenues from search and search-related services was mainly attributable to an increase in revenues from pay-for-click services.

Revenues from pay-for-click services accounted for approximately 85% and 81%, respectively, of the total search and search-related revenues for the three months ended March 31, 2017 and 2016. The growth in revenues from pay-for-click services was principally attributable to an increase in the number of paid clicks, driven by growth in mobile search traffic.

Online Game Revenues Generated by Changyou

Online Game revenues were $85.3 million and $102.5 million, respectively, for the three months ended March 31, 2017 and 2016, representing a year-on-year decrease of 17%. The decrease was mainly due to the natural decline in revenues of Changyou’s older games.

PC Games and Mobile Games

Revenues from PC games were $64.9 million and $68.3 million, respectively, for the three months ended March 31, 2017 and 2016, representing a year-on-year decrease of 5%. Revenues from PC games accounted for 76% and 67%, respectively, of Changyou online game revenues for the three months ended March 31, 2017 and 2016. The year-on-year decrease in revenues from PC games was mainly due to the natural decline in revenues of TLBB, which is an older PC game. In the first quarter of 2017, the PC game TLBB generated $53.3 million in revenues, accounting for approximately 63% of Changyou’s online game revenues, approximately 44% of Changyou’s total revenues and approximately 14% of the Sohu Group’s total revenues. Revenues from mobile games were $19.8 million and $32.7 million, respectively, for the three months ended March 31, 2017 and 2016. The year-on-year decrease was mainly due to due to the natural decline in revenues of the mobile game TLBB 3D.

The following table sets forth certain operating data for Changyou’s PC games and mobile games for the periods indicated:

Average Monthly Active Accounts (1)	For the Three Months Ended
(in millions)	PC games	Mobile games
March 31, 2016	3.0	3.2
March 31, 2017	2.4	1.1

Quarterly Aggregate Active Paying Accounts (2)	For the Three Months Ended
(in millions)	PC games	Mobile games
March 31, 2016	1.1	0.8
March 31, 2017	0.9	0.3

(1)	Average Monthly Active Accounts for a given period refers to the number of registered accounts that were logged in to these games at least once during the period.
(2)	Quarterly Aggregate Active Paying Accounts for a given quarter refers to the number of accounts from which game points were used at least once during the quarter.

Web Games

Revenues from Web games were $0.6 million and $1.6 million, respectively, for the three months ended March 31, 2017 and 2016.

Other Revenues

Revenues from other services were $65.4 million and $46.1 million, respectively, for the three months ended March 31, 2017 and 2016, representing year-on-year growth of 42%. The year-on-year increase was mainly due to increased revenues from the cinema advertisement business, as Changyou took an active approach to acquiring more advertising resources.

Costs and Expenses

Cost of Revenues

The following table presents our cost of revenues by source and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2016		2017		2017 vs 2016
	Amount	Percentage of the total cost	Amount	Percentage of the total cost	Amount	Incremental ratio
Cost of revenues:
Online advertising:
Brand advertising	$85,636	44%	$80,197	36%	(5,439)	(6)%
Search and search-related	62,092	32%	82,107	38%	20,015	32%

Subtotal of cost of online advertising revenues	147,728	76%	162,304	74%	14,576	10%

Online game	26,133	14%	16,505	8%	(9,628)	(37)%
Others	18,986	10%	40,070	18%	21,084	111%

Total cost of revenues	$192,847	100%	$218,879	100%	$26,032	13%

Cost of Online Advertising Revenues

Cost of online advertising revenues was $162.3 million and $147.7 million, respectively, for the three months ended March 31, 2017 and 2016, representing a year-on-year increase of 10%.

Cost of Brand Advertising Revenues

Cost of brand advertising revenues mainly consists of content and license costs, bandwidth leasing costs, and salary and benefits expense.

Cost of brand advertising revenues was $80.2 million and $85.6 million, respectively, for the three months ended March 31, 2017 and 2016, representing a year-on-year decrease of 6%. The $5.4 million decrease mainly consisted of a $5.5 million decrease in bandwidth leasing costs, a $1.5 million decrease in salary and benefits expense, offset by a $2.1 million increase in content and license costs.

Our brand advertising gross margin was 1% and 32%, respectively, for the three months ended March 31, 2017 and 2016. The decrease in our brand advertising gross margin was mainly due to the decrease in brand advertising revenues having outpaced the decrease in brand advertising costs.

Cost of Search and Search-related Revenues

Cost of search and search-related revenues mainly consists of traffic acquisition costs, bandwidth leasing costs, depreciation and amortization expenses, as well as salary and benefits expenses.

Cost of search and search-related revenues was $82.1 million and $62.1 million, respectively, for the three months ended March 31, 2017 and 2016, representing a year-on-year increase of 32%. The $20.0 million increase mainly consisted of a $14.2 million increase in traffic acquisition costs, a $3.3 million increase in depreciation and amortization expenses, and a $2.0 million increase in bandwidth leasing costs.

Our search and search-related gross margin was 42% and 54%, respectively, for the three months ended March 31, 2017 and 2016. The decrease in our search and search-related gross margin was mainly due to higher traffic acquisition costs as a percentage of search and search-related revenues.

Cost of Online Game Revenues

Cost of online game revenues mainly consists of revenue-sharing payments, salary and benefits expense, bandwidth leasing costs, and amortization and depreciation expenses.

Cost of online game revenues was $16.5 million and $26.1 million, respectively, for the three months ended March 31, 2017 and 2016, representing a year-on-year decrease of 37%. The $9.6 million decrease consisted primarily of a $3.7 million decrease in revenue-sharing payments to mobile app stores, a $2.2 million decrease in salary and benefits expense and a $1.7 million decrease in revenue-sharing payments to third-party developers, and a $0.8 million decrease in bandwidth leasing costs.

Our online game gross margin was 81% and 75%, respectively, for the three months ended March 31, 2017 and the three months ended March 31, 2016. The year-on-year increase in gross margin was due to a smaller percentage revenue contribution from mobile games, which typically require revenue-sharing payments, while PC games typically do not.

Cost of Other Revenues

Cost of other revenues mainly consists of payments to theaters for pre-film screening advertising slots, content and license costs related to paid subscription services, revenue-sharing payments related to the IVAS business, and revenue-sharing payments related to interactive broadcasting services.

Cost of revenues for other services was $40.1 million and $19.0 million, respectively, for the three months ended March 31, 2017 and 2016, representing year-on-year growth of 111%. The $21.1 million year-on-year increase mainly consisted of a $9.3 million increase in content and license costs related to paid subscription services and an $8.6 million increase in payments to theaters for pre-film screening advertising slots.

Operating Expenses

The following table presents our operating expenses by nature and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2016		2017		2017 vs 2016
	Amount	Percentage of the total expense	Amount	Percentage of the total expense	Amount	Incremental ratio
Operating expenses: Product development	$82,679	41%	$84,098	42%	$1,419	2%
Sales and marketing	90,047	45%	90,086	44%	39	0%
General and administrative	27,607	14%	28,350	14%	743	3%
Total operating expenses	$200,333	100%	$202,534	100%	$2,201	1%

Product Development Expenses

Product development expenses mainly consist of salary and benefits expenses, depreciation and amortization expenses, content and license expenses, facilities expenses, and technical service fees.

Product development expense was $84.1 million for the three months ended March 31, 2017, which was generally stable compared to $82.7 million for the corresponding period of 2016.

Sales and Marketing Expenses

Sales and marketing expenses mainly consist of advertising and promotional expenses, salary and benefits expenses, travel expenses, and facility expenses.

Sales and marketing expenses were $90.0 million for the three months ended March 31, 2017, unchanged from the corresponding period of 2016.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses, share-based compensation expense, professional service fees, bad debt provisions, and depreciation and amortization expenses.

General and administrative expenses were $28.4 million for the three months ended March 31, 2017, generally stable when compared to $27.6 million for the corresponding period of 2016.

Share-based Compensation Expense

Share-based compensation expense was recognized in costs and expenses for the three months ended March 31, 2017 and 2016, respectively, as follows (in thousands):

	Three Months Ended March 31,
Share-based compensation expense	2016	2017
Cost of revenues	$55	$186
Product development expenses (1)	(3)	2,327
Sales and marketing expenses	14	665
General and administrative expenses	367	4,051

	$433	$7,229

Share-based compensation expense recognized for share awards of Sohu (excluding Sohu Video), Sogou, Changyou and Sohu Video was as follows (in thousands):

	Three Months Ended March 31,
Share-based compensation expense	2016	2017
For Sohu (excluding Sohu Video) share-based awards (1)	$(272)	$(2,443)
For Sogou share-based awards (2)	1,730	4,337
For Changyou share-based awards (1)	(1,274)	5,533
For Sohu Video share-based awards (1)	249	(198)

	$433	$7,229

Note (1): The negative amount represented re-measured compensation expense based on the then-current fair value of the awards on the reporting date, as well as reversals of share-based compensation expense for awards that were forfeited due to termination of employment prior to vesting. The difference for the three months ended March 31, 2017 compared to the corresponding period of 2016 was mainly due to differences in the fair values of certain awards as of the respective reporting dates, as well as reversals of share-based compensation expense for awards that were forfeited due to termination of employment prior to vesting.

Note (2): Compensation expense for Sogou share-based awards also includes compensation expense for Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search-related businesses and compensation expense of $4.0 million in connection with Sogou’s repurchase of Sogou Class A Ordinary Shares from the former President and Chief Financial Officer of the Sohu Group, which is equal to the excess of the repurchase price over the fair value of the Sogou Class A Ordinary Shares as of the repurchase date.

As of March 31, 2017, unrecognized share-based compensation expense for Sohu (excluding Sohu Video), Sogou and Changyou share-based awards was as follows (in thousands):

Unrecognized share-based compensation expense	As of March 31, 2017
For Sohu (excluding Sohu Video) share-based awards	$193
For Sogou share-based awards (3)	576
For Changyou share-based awards	40

$809

Note (3): Includes the unrecognized compensation expense for employees who transferred from Tencent with Soso search-related businesses.

Operating Profit/(Loss)

We had an operating loss of $47.3 million and an operating profit of $14.8 million, respectively, for the three months ended March 31, 2017 and 2016.

Other Income

Other income was $4.1 million and $3.9 million, respectively, for the three months ended March 31, 2017 and 2016.

Interest Income

Interest income was $4.5 million and $5.8 million, respectively, for the three months ended March 31, 2017 and 2016.

Interest Expense

Interest expense was $0.2 million and $0.7 million, respectively, for the three months ended March 31, 2017 and 2016.

Income Tax Expense

Income tax expense was $10.7 million for the three months ended March 31, 2017, compared to $11.9 million for the three months ended March 31, 2016.

Net Income / (Loss)

We had a net loss of $50.4 million for the three months ended March 31, 2017, compared to a net profit of $10.9 million for the three months ended March 31, 2016.

Net Income Attributable to Noncontrolling Interest

We had net income attributable to noncontrolling interest of $17.9 million and $31.2 million, respectively, for the three months ended March 31, 2017 and the three months ended March 31, 2016.

Net Loss Attributable to Sohu.com Inc.

As a result of the foregoing, we had a net loss attributable to Sohu.com Inc. of $68.2 million and $20.3 million, respectively, for the three months ended March 31, 2017 and the three months ended March 31, 2016.

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

As of March 31, 2017, we had cash and cash equivalents of approximately $968.9 million, and short-term investments of $283.0 million. Of our cash and cash equivalents, $360.4 million was held in financial institutions inside Mainland China and $608.5 million was held in financial institutions outside of Mainland China. Our VIEs held $88.5 million of our cash and cash equivalents and $880.4 million was held outside of our VIEs.

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

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2017 (in thousands):

As of March 31,	2017	2018	2019	2020	2021	Thereafter	Total Payments Required
Purchase of cinema advertisement slot rights	48,622	61,663	25,906	9,177	639	0	146,007
Purchase of content and services – video	90,867	25,352	17,002	0	0	0	133,221
Purchase of bandwidth	60,936	4,646	1,235	1,061	309	0	68,187
Operating lease obligations	14,246	13,784	2,855	618	58	10	31,571
Expenditures for operating rights for licensed games with technological feasibility	2,381	17,222	0	0	0	0	19,603
Purchase of content and services – others	9,311	473	72	30	0	0	9,886
Purchase of fixed assets	3,556	0	0	0	0	0	3,556
Fees for operating rights for licensed games in development	1,369	348	0	0	0	0	1,717
Expenditures for rights to titles of games in development	259	1,186	0	0	0	0	1,445
Others	3,644	3	0	0	0	0	3,647

Total Payments Required	235,191	124,677	47,070	10,886	1,006	10	418,840

Cash Generating Ability

Our cash flows are summarized below (in thousands):

	Three Months Ended March 31,
	2016	2017
Net cash provided by / (used in) operating activities	$59,606	$(31,670)
Net cash provided by / (used in) investing activities	209,815	(62,756)
Net cash used in financing activities	(314,559)	(2,740)
Effect of exchange rate change on cash and cash equivalents	2,309	3,474
Reclassification of cash and cash equivalents from assets held for sale to assets held for use	0	11,684

Net decrease in cash and cash equivalents	(42,829)	(82,008)
Cash and cash equivalents at beginning of period	1,245,205	1,050,957

Cash and cash equivalents at end of period	$1,202,376	$968,949

Net Cash Provided by / (Used in) Operating Activities

For the three months ended March 31, 2017, $31.7 million net cash used in operating activities was primarily attributable to our net loss of $50.4 million, adjusted by (i) the add back of non-cash items consisting of $55.1 million in depreciation and amortization, $3.2 million in share-based compensation expense, $2.0 million in provision for allowance for doubtful accounts, $0.6 million in investment loss from equity investments, and $0.4 million in impairment of intangible assets, (ii) offset by $2.1 million in change in fair value of financial instruments, and $0.3 million of other items . A decrease in cash from $40.2 million in working capital items is also included in operating cash flow.

For the three months ended March 31, 2016, $59.6 million net cash provided by operating activities was primarily attributable to our net income of $10.9 million, adjusted by (i) the add back of non-cash items consisting of $46.3 million in depreciation and amortization, $3.5 million in impairment of intangible assets, $1.1 million in provision for allowance for doubtful accounts, and $0.7 million other items, (ii) offset by $2.5 million in change in fair value of short-term investments and time deposits. A decrease in cash from $0.4 million in working capital items is also included in operating cash flow.

Net Cash Provided by / (Used in) Investing Activities

For the three months ended March 31, 2017, $62.8 million net cash used in investing activities was primarily attributable to (i) $119.0 million used in purchase of financial instruments, $33.8 million used in purchase of fixed assets and intangible assets, and $2.2 million used in the purchase of a long-term investment, (ii) offset by $87.3 million in proceeds from financial instruments, and $4.9 million from loan repayment to Changyou by a third party.

For the three months ended March 31, 2016, $209.8 million net cash provided by investing activities was primarily attributable to (i) $225.5 million withdrawal of restricted time deposits originally used as collateral for Changyou loans from offshore banks, $171.1 million proceeds from financial instruments, and $0.6 million of other cash proceeds (ii) offset by $104.4 million purchase of financial instruments, $41.1 million used in purchase of fixed assets and intangible assets, $30.2 million used in a matching loan from Changyou to Fox Financial, and $11.7 million used in purchase of long-term investments.

Net Cash Used in Financing Activities

For the three months ended March 31, 2017, $2.7 million net cash used in financing activities was primarily attributable to (i) $3.2 million used in the repurchase of Sogou Class A Common Shares from a noncontrolling shareholder, (ii) offset by $0.5 million received from exercise of share-based awards in a subsidiary.

For the three months ended March 31, 2016, $314.6 million net cash used in financing activities was primarily attributable to (i) $344.5 million used in repayments of Changyou loans from offshore banks, (ii) offset by $29.9 million Changyou received from the matching loan with Fox Financial.

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

The CIT Law imposes a 10% withholding income tax on dividends distributed by foreign-invested enterprises in the PRC to their immediate holding companies outside Mainland China. A lower withholding tax rate will be applied if there is a tax treaty arrangement between Mainland China and the jurisdiction of the foreign holding company. A holding company in Hong Kong, for example, will be subject to a 5% withholding tax rate under an arrangement between the PRC and the Hong Kong Special Administrative Region on the “Avoidance of Double Taxation and Prevention of Fiscal Evasion with Respect to Taxes on Income and Capital” if such holding company is considered a non-PRC resident enterprise and holds at least 25% of the equity interests in the PRC foreign invested enterprise distributing the dividends, subject to approval of the PRC local tax authority. However, if the Hong Kong holding company is not considered to be the beneficial owner of such dividends under applicable PRC tax regulations, such dividend will remain subject to withholding tax at a rate of 10%. As of March 31, 2017, we had accrued deferred tax liabilities in the amount of $26.9 million for withholding taxes associated with dividends paid by Changyou’s Mainland China-based WFOEs to Changyou’s Hong Kong subsidiary.

Under regulations of the PRC State Administration of Foreign Exchange (“SAFE”), the RMB is not convertible into foreign currencies for capital account items, such as loans, repatriation of investments and investments outside of Mainland China, unless prior approval of the SAFE is obtained and prior registration with the SAFE is made.

PRC Restrictions Related to Our VIE Structure

Substantially all of Changyou.com Limited’s operations are conducted through its VIEs, which generate most of Changyou’s online game revenues. Although Changyou’s subsidiaries received or absorbed a majority of the VIEs’ profits or losses pursuant to contractual agreements between the VIEs and Changyou’s PRC subsidiaries providing for payments to the subsidiaries in return for services provided to the VIEs by the PRC subsidiaries, significant cash balances remained in Changyou’s VIEs as of March 31, 2017. As Changyou’s VIEs are not owned by Changyou’s PRC subsidiaries, the VIEs are not able to make dividend payments to the subsidiaries. Therefore, in order for Sohu.com Inc. or our subsidiaries outside of Mainland China to receive any dividends, loans or advances from Changyou’s PRC subsidiaries, we will need to rely on these contractual payments made by Changyou’s VIEs to Changyou’s PRC subsidiaries. Depending on the nature of services provided by Changyou’s PRC subsidiaries to their corresponding VIEs, certain of these payments will subject to PRC taxes, such as VAT, which will effectively reduce the amount that the PRC subsidiary receives from its corresponding VIE. In addition, the PRC government could impose restrictions on such payments or change the tax rates applicable to such payments.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

Recognition and Measurement of Financial Assets and Financial Liabilities. On January 5, 2016, the FASB issued ASU 2016-01 (“ASU 2016-01”), Recognition and Measurement of Financial Assets and Financial Liabilities, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This amendment requires all equity investments to be measured at fair value, with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are evaluating the impact of adopting this standard on our consolidated financial statements.

Leases. On February 25, 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases. ASU 2016-02 specifies the accounting for leases. For operating leases, ASU 2016-02 requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions. ASU 2016-02 is effective for publicly-traded companies for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the impact of adopting this standard on our consolidated financial statements.

Compensation – Stock Compensation. On March 30, 2016, the FASB issued ASU 2016-09 (“ASU 2016-09”), Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based compensation. This standard addresses several aspects of the accounting for share-based award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; (c) classification in the statement of cash flows; and (d) accounting for forfeitures of share-based awards. This guidance became effective for reporting periods beginning after December 15, 2016. We adopted this new guidance on January 1, 2017. We elected to continue to account for forfeitures by estimating expected forfeitures, and this standard does not have a material impact on our consolidated financial statements.

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

The following table sets forth a summary of our foreign currency sensitive financial instruments as of March 31, 2017. These financial instruments are recorded at their fair value.

	Denominated in (in thousands)
	US$	RMB	HK$	Others	Total
Cash and cash equivalents	$605,166	$358,474	$3,794	$1,515	$968,949
Short-term investments	0	282,976	0	0	282,976
Accounts receivable, net	3,094	170,042	365	0	173,501
Prepaid and other current assets	4,384	251,689	88	885	257,046
Available-for-sale equity securities	9,703	0	0	0	9,703
Restricted time deposits	240	29	0	0	269
Current liabilities	42,890	848,412	740	12	892,054
Long-term accounts payable	0	1,046	0	0	1,046

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

INFLATION RATE RISK

According to the National Bureau of Statistics of China, the consumer price index grew 1.4% in the first quarter of 2017, compared to an increase of 2.1% in the first quarter of 2016. While the increase for the first quarter of 2017 represented a decline in the rate of inflation compared to the corresponding period in 2016, there may be increases in the rate of inflation in the future that could have an adverse effect on our business.

ITEM 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Acting Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date our disclosure controls and procedures were effective and designed to ensure that all material information relating to Sohu.com Inc. required to be included in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the period covered by this quarterly report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time we become subject to legal proceedings and claims in the ordinary course of our business. Such legal proceedings and claims, even if not meritorious, could result in the expenditure of significant financial and management resources.

ITEM 1A.	RISK FACTORS

There are no material changes or updates to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 27, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

USE OF PROCEEDS

On July 17, 2000, Sohu.com Inc. completed an underwritten initial public offering of its common stock pursuant to a Registration Statement on Form S-1 (SEC file No. 333-96137), which became effective on July 10, 2000. There has been no change in the information regarding use of proceeds from the offering that was included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 27, 2017.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Please see the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2017

SOHU.COM INC.

By:	/s/ Joanna Lv
Joanna Lv
Acting Chief Financial Officer

Sohu.com Inc.

Quarterly Report on Form 10-Q for Quarter Ended March 31, 2017

EXHIBITS INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification of Charles Zhang

31.2	Rule 13a-14(a)/15d-14(a) Certification of Joanna Lv

32.1	Section 1350 Certification of Charles Zhang

32.2	Section 1350 Certification of Joanna Lv

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2017 and 2016; (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016; (iv) Condensed Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2017 and 2016; and (v) Notes to Condensed Consolidated Financial Statements, tagged using four different levels of detail.