Form 10-Q
period 2017-06-30
SOHU COM INC
filed 2017-08-07
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 30, 2017
Common stock, $.001 par value	38,867,032

SOHU.COM INC.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SOHU.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except par value)

	As of
	December 31, 2016	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,050,957	$933,711
Short-term investments	247,926	308,928
Accounts receivable, net	189,167	252,551
Assets held for sale	103,079	0
Prepaid and other current assets (including $29,019 and $30,290, respectively, due from a related party as of December 31, 2016 and June 30, 2017)	260,133	239,854

Total current assets	1,851,262	1,735,044

Fixed assets, net	503,631	517,565
Goodwill	68,290	153,643
Long-term investments, net	74,273	74,724
Intangible assets, net	32,131	32,956
Restricted time deposits	269	269
Prepaid non-current assets	4,734	4,362
Other assets	29,100	25,707

Total assets	$2,563,690	$2,544,270

LIABILITIES
Current liabilities:
Accounts payable (including accounts payable of consolidated variable interest entities (“VIEs”) without recourse to the Company of $15,824 and $33,767, respectively, as of December 31, 2016 and June 30, 2017)	$193,209	$246,680
Accrued liabilities (including accrued liabilities of consolidated VIEs without recourse to the Company of $96,695 and $72,944, respectively, as of December 31, 2016 and June 30, 2017)	324,876	321,441
Receipts in advance and deferred revenue (including receipts in advance and deferred revenue of consolidated VIEs without recourse to the Company of $44,797 and $43,613, respectively, as of December 31, 2016 and June 30, 2017)	118,951	118,016
Accrued salary and benefits (including accrued salary and benefits of consolidated VIEs without recourse to the Company of $10,306 and $8,648, respectively, as of December 31, 2016 and June 30, 2017)	92,475	75,552
Taxes payable (including taxes payable of consolidated VIEs without recourse to the Company of $11,475 and $12,678, respectively, as of December 31, 2016 and June 30, 2017)	40,014	57,216
Short-term bank loans (including short-term bank loans of consolidated VIEs without recourse to the Company of nil and $6,309, respectively, as of December 31, 2016 and June 30, 2017)	0	7,516
Liabilities held for sale (including liabilities held for sale of consolidated VIEs without recourse to the Company of $3,232 and nil, respectively, as of December 31, 2016 and June 30, 2017)	3,902	0
Other short-term liabilities (including other short-term liabilities of consolidated VIEs without recourse to the Company of $89,994 and $83,278, respectively, as of December 31, 2016 and June 30, 2017, and due to a related party of $28,678 and $29,724, respectively, as of December 31, 2016 and June 30, 2017)	159,315	150,547

Total current liabilities	932,742	976,968

Long-term accounts payable (including long-term accounts payable of consolidated VIEs without recourse to the Company of nil as of both December 31, 2016 and June 30, 2017)	744	1,060
Long-term taxes payable (including long-term taxes payable of consolidated VIEs without recourse to the Company of $13,463 and $13,787, respectively, as of December 31, 2016 and June 30, 2017)	32,625	30,601
Deferred tax liabilities (including deferred tax liabilities of consolidated VIEs without recourse to the Company of $1,273 and $1,253, respectively, as of December 31, 2016 and June 30, 2017)	39,784	42,054

Total long-term liabilities	73,153	73,715

Total liabilities	1,005,895	1,050,683

Commitments and contingencies
SHAREHOLDERS’ EQUITY
Sohu.com Inc. shareholders’ equity:
Common stock: $0.001 par value per share (75,400 shares authorized; 38,742 shares and 38,867 shares, respectively, issued and outstanding as of December 31, 2016 and June 30, 2017)	45	45
Additional paid-in capital	821,867	834,160
Treasury stock (5,889 shares as of both December 31, 2016 and June 30, 2017)	(143,858)	(143,858)
Accumulated other comprehensive income	3,220	11,550
Retained earnings	312,306	155,875

Total Sohu.com Inc. shareholders’ equity	993,580	857,772
Noncontrolling interest	564,215	635,815

Total shareholders’ equity	1,557,795	1,493,587

Total liabilities and shareholders’ equity	$2,563,690	$2,544,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2017	2016	2017
Revenues:
Online advertising:
Brand advertising (including revenues generated from a related party of $10 and nil, respectively, for the three months ended June 30, 2016 and 2017, and of $862 and nil, respectively, for the six months ended June 30, 2016 and 2017)	$112,887	$86,071	$238,390	$167,483
Search and search-related advertising	160,152	186,747	293,966	328,782

Subtotal of online advertising revenues	273,039	272,818	532,356	496,265

Online games	99,227	122,398	201,756	207,723
Others	47,872	65,952	93,978	131,283

Total revenues	420,138	461,168	828,090	835,271

Cost of revenues:
Online advertising:
Brand advertising	93,654	124,730	179,290	204,927
Search and search-related advertising	71,998	96,692	134,090	178,799

Subtotal of cost of online advertising revenues	165,652	221,422	313,380	383,726

Online games	25,380	11,613	51,513	28,118
Others	21,226	45,159	40,212	85,229

Total cost of revenues	212,258	278,194	405,105	497,073

Gross profit	207,880	182,974	422,985	338,198

Operating expenses:
Product development	88,959	100,146	171,638	184,244
Sales and marketing (including expenses generated from a related party of $202 and nil, respectively, for the three months ended June 30, 2016 and 2017, and of $216 and nil, respectively, for the six months ended June 30, 2016 and 2017)	117,966	94,845	208,013	184,931
General and administrative	29,650	27,657	57,257	56,007

Total operating expenses	236,575	222,648	436,908	425,182

Operating loss	(28,695)	(39,674)	(13,923)	(86,984)

Other income /(loss)	(24,573)	3,306	(20,649)	7,405
Interest income (including interest income generated from a related party of $442 and $284, respectively, for the three months ended June 30, 2016 and 2017, and $663 and $563, respectively, for the six months ended June 30, 2016 and 2017)	5,284	5,813	11,121	10,284
Interest expense (including interest expense generated from a related party of $218 and $178, respectively, for the three months ended June 30, 2016 and 2017, and $299 and $353, respectively, for the six months ended June 30, 2016 and 2017)	(244)	(205)	(942)	(380)
Exchange difference	3,866	(4,528)	2,844	(5,294)

Loss before income tax expense	(44,362)	(35,288)	(21,549)	(74,969)
Income tax expense	2,430	12,764	14,298	23,436

Net loss	(46,792)	(48,052)	(35,847)	(98,405)
Less: Net income attributable to the noncontrolling interest shareholders	16,232	40,131	47,463	58,026

Net loss attributable to Sohu.com Inc.	$(63,024)	$(88,183)	$(83,310)	$(156,431)

Net loss	(46,792)	(48,052)	(35,847)	(98,405)
Foreign currency translation adjustments	(28,831)	17,169	(27,412)	22,137
Change in unrealized loss for available-for-sale securities	(1,384)	(573)	(1,428)	(1,251)

Other comprehensive income /(loss)	(30,215)	16,596	(28,840)	20,886

Comprehensive loss	(77,007)	(31,456)	(64,687)	(77,519)
Less: Comprehensive income attributable to noncontrolling interest shareholders	5,420	50,003	37,551	70,582

Comprehensive loss attributable to Sohu.com Inc.	(82,427)	(81,459)	(102,238)	(148,101)

Basic net loss per share attributable to Sohu.com Inc.	$(1.63)	$(2.27)	$(2.15)	$(4.03)

Shares used in computing basic net loss per share attributable to Sohu.com Inc.	38,691	38,855	38,678	38,833

Diluted net loss per share attributable to Sohu.com Inc.	$(1.64)	$(2.28)	$(2.17)	$(4.05)

Shares used in computing diluted net loss per share attributable to Sohu.com Inc.	38,691	38,855	38,678	38,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Six Months Ended June 30,
	2016	2017
Cash flows from operating activities:
Net loss	$(35,847)	$(98,405)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangible assets and purchased video content in prepaid expense	62,500	83,438
Depreciation	34,685	39,270
Impairment of intangible assets and other assets	5,171	44,929
Provision for allowance for doubtful accounts	3,103	3,158
Share-based compensation expense	2,977	15,900
Investment loss from equity investments	814	680
Change in fair value of financial instruments	(4,899)	(1,928)
Others	(571)	(315)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	49,697	(60,765)
Prepaid and other assets	6,419	(4,291)
Accounts payable	16,116	5,950
Accrued liabilities and other short-term liabilities	51,405	(58,122)
Receipts in advance and deferred revenue	(9,372)	(3,789)
Taxes payable	(33,272)	13,089
Deferred tax	2,721	6,338

Net cash provided by /(used in) operating activities	151,647	(14,863)
Cash flows from investing activities:
Purchase of financial instruments	(177,188)	(263,311)
Purchase of fixed assets	(47,688)	(39,819)
Purchase of intangible and other assets	(81,382)	(31,038)
Purchase of long-term investments	(12,715)	(2,466)
Matching loan to a related party	(18,115)	0
Cash released from restricted time deposits and time deposits, net	225,462	0
Proceeds from financial instruments	201,248	200,421
Return of funds from a third party	3,619	4,928
Other cash proceeds related to investing activities	978	170

Net cash provided by /(used in) investing activities	94,219	(131,115)
Cash flows from financing activities:
Proceeds from short-term bank loan	0	7,516
Matching loan from a related party	17,041	0
Exercise of share-based awards in subsidiaries	291	493
Repayments of loans from offshore banks	(344,500)	0
Repurchase of Sogou Class A Common Shares from a noncontrolling shareholder	0	(3,190)
Other cash proceeds related to financing activities	0	0

Net cash provided by /(used in) financing activities	(327,168)	4,819

Effect of exchange rate changes on cash and cash equivalents	(15,833)	12,229
Reclassification of cash and cash equivalents from assets held for sale	0	11,684

Net decrease in cash and cash equivalents	(97,135)	(117,246)
Cash and cash equivalents at beginning of period	1,245,205	1,050,957

Cash and cash equivalents at end of period	$1,148,070	$933,711

Supplemental cash flow disclosures:
Barter transactions recognized in revenue	8,845	4,238
Supplemental schedule of non-cash investing activity:
Changes in payables and other liabilities related to fixed assets and intangible assets additions	14,903	55,829

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

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Six Months Ended June 30, 2017

(In thousands)

		Sohu.com Inc. Shareholders’ Equity
	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$1,557,795	$45	$821,867	$(143,858)	$3,220	$312,306	$564,215
Share-based compensation expense	15,900	0	213	0	0	0	15,687
Settlement of share-based awards in subsidiaries	494	0	12,080	0	0	0	(11,586)
Repurchase of Sogou Class A Common Shares from a noncontrolling shareholder	(3,190)	0	0	0	0	0	(3,190)
Disposal of noncontrolling interest	(80)	0	0	0	0	0	(80)
Net income /(loss) attributable to Sohu.com Inc. and noncontrolling interest shareholders	(98,405)	0	0	0	0	(156,431)	58,026
Accumulated other comprehensive income	20,886	0	0	0	8,330	0	12,556
Other	187	0	0	0	0	0	187

Ending balance	$1,493,587	$45	$834,160	$(143,858)	$11,550	$155,875	$635,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	THE COMPANY AND BASIS OF PRESENTATION

Nature of Operations

Sohu.com Inc. (NASDAQ: SOHU), a Delaware corporation organized in 1996, is a leading Chinese online media, search and game service group providing comprehensive online products and services on PCs and mobile devices in the People’s Republic of China (the “PRC” or “China”). Sohu.com Inc.’s businesses are conducted by Sohu.com Inc. and its subsidiaries and VIEs (collectively referred to as the “Sohu Group” or “the Group”). The Sohu Group consists of Sohu, which when referred to in this report, unless the context requires otherwise, excludes the businesses and the corresponding subsidiaries and VIEs of Sogou Inc. (“Sogou”) and Changyou.com Limited (“Changyou”), Sogou and Changyou. Sogou and Changyou are indirect controlled subsidiaries of Sohu.com Inc. Sohu is a leading Chinese language online media content and services provider. Sogou is a leading online search and mobile Internet product provider in China. Changyou is a leading online game developer and operator in China as measured by the popularity of its PC game Tian Long Ba Bu (“TLBB”), its mobile game TLBB 3D, and its mobile game Legacy TLBB, and engages primarily in the development, operation and licensing of online games for PCs and mobile devices. Most of the Group’s operations are conducted through the Group’s China-based subsidiaries and VIEs.

Through the operation of Sohu, Sogou and Changyou, the Sohu Group generates online advertising revenues, including brand advertising revenues and search and search-related advertising revenues; online games revenues; and other revenues. Online advertising and online games are the Group’s core businesses.

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

Other Business

Sohu also engages in the other business, which consists primarily of paid subscription services, sub-licensing of purchased video content to third parties, interactive broadcasting services, and content provided through the platforms of the three main telecommunications operators in China. Revenues generated by Sohu from the other business are classified as other revenues in the Sohu Group’s consolidated statements of comprehensive income.

Sogou’s Business

Search and Search-related Business

The search and search-related business consists primarily of search and search-related advertising services offered by Sogou. Search and search-related advertising services enable advertisers’ promotional links to be displayed on Sogou’s search results pages and other properties and third parties’ Internet properties where the links are relevant to the subject and content of searches and such properties. Sogou’s advertising services expand distribution of advertisers’ promotional links and advertisements by leveraging traffic on third parties’ Internet properties, including Web content, software, and mobile applications. The search and search-related business benefits from Sogou’s collaboration with Tencent Holdings Limited (together with its subsidiaries, “Tencent”), which provides Sogou access to traffic and content generated from users of products and services provided by Tencent.

Revenues generated by the search and search-related business are classified as search and search-related advertising revenues in the Sohu Group’s consolidated statements of comprehensive income.

Other Business

Sogou also engages in other business, by offering Internet value-added services (“IVAS”) primarily with respect to the operation of Web games and mobile games developed by third parties, as well as by offering other products and services to users. Revenues generated by Sogou from Sogou’s other business are classified as other revenues in the Sohu Group’s consolidated statements of comprehensive income.

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

Changyou’s dominant PC game is TLBB, a PC-based client-end game. For the three and six months ended June 30, 2017, revenues from TLBB were $47.8 million and $101.1 million, respectively, accounting for approximately 39% and 49%, respectively, of Changyou’s online game revenues, approximately 32% and 37%, respectively, of Changyou’s total revenues, and approximately 10% and 12%, respectively, of the Sohu Group’s total revenues. For the three and six months ended June 30, 2016, revenues from TLBB were $51.5 million and $106.9 million, respectively, accounting for approximately 52% and 53%, respectively, of Changyou’s online game revenues, approximately 40% and 41%, respectively, of Changyou’s total revenues and approximately 12% and 13%, respectively, of the Sohu Group’s total revenues.

In the second quarter of 2017, Changyou launched a new mobile game, Legacy TLBB. For the three months ended June 30, 2017, revenues from Legacy TLBB were $48.0 million, accounting for approximately 39% of Changyou’s online game revenues, approximately 32% of Changyou’s total revenues, and approximately 10% of the Sohu Group’s total revenues.

Platform Channel Business

Changyou’s platform channel business consists primarily of the operation of the 17173.com Website, one of the leading information portals in China, which provides news, electronic forums, online videos and other information services regarding online games to game players. Changyou’s platform channel business also offers a number of software applications for PCs and mobile devices through the Dolphin Browser and RaidCall. RaidCall provides online music and entertainment services, primarily in Taiwan. The Dolphin Browser, which is operated by MoboTap Inc. (collectively with its subsidiaries and VIEs “MoboTap”), is a gateway to a host of user activities on mobile devices, with the majority of its users based in Europe, North America, Russia and Japan.

As Changyou management had determined that the Dolphin Browser was unable to provide expected synergies with Changyou’s platform channel business, in 2016 Changyou’s Board of Directors approved the disposal of Changyou’s 51% equity interest in MoboTap, which is the mobile technology developer behind the Dolphin Browser. Accordingly, the assets and liabilities attributable to MoboTap were classified as assets and liabilities held for sale and measured at the lower of their carrying amounts or their fair value, less cost to sell, in the Sohu Group’s consolidated balance sheet as of December 31, 2016. Due to the suspension of negotiations with a potential buyer of MoboTap in the first quarter of 2017, Changyou’s management determined that the disposal is unlikely to be completed within one year. As a result, the assets held for sale and liabilities held for sale related to MoboTap were reclassified and have been recorded as assets and liabilities held for use and measured at the lower of the carrying value before MoboTap was classified as held for sale, adjusted for any depreciation and amortization expense that would have been recognized had the assets and liabilities been continuously classified as held for use, or the fair value as of the reclassification date in the Sohu Group’s consolidated balance sheets commencing on the reclassification date. In the first quarter of 2017, Changyou recorded a $1.4 million expense in the consolidated statements of comprehensive income for catch-up of depreciation and amortization expense of the assets held for sale before the reclassification. All revenues generated by the 17173.com Website are classified as brand advertising revenues, IVAS revenues generated by the Dolphin Browser and by RaidCall are classified as other revenues, and a relatively small amount of online game revenues generated by the Dolphin Browser are included in online game revenues in the Sohu Group’s consolidated statements of comprehensive income.

Cinema Advertising Business

Changyou also operates a cinema advertising business, which consists primarily of the acquisition from operators of movie theaters, and the sale to advertisers of pre-film advertising slots, which are advertisements shown before the screening of a movie in a cinema theatre. Revenues generated by Changyou’s cinema advertising business are classified as other revenues in the Sohu Group’s consolidated statements of comprehensive income.

Basis of Consolidation and Recognition of Noncontrolling Interest

The Sohu Group’s consolidated financial statements include the accounts of Sohu.com Inc. and its subsidiaries and consolidated VIEs. All intra-Group transactions are eliminated.

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

Noncontrolling Interest for Sogou

Sogou’s Share Structure

As of June 30, 2017, Sogou had outstanding a combined total of 335,919,409 ordinary shares and preferred shares held as follows:

(i)	Sohu.com Inc.: 130,920,250 Class A Ordinary Shares, of which 3,707,000 shares may be purchased by Sohu management and key employees under an option arrangement;

(ii)	Photon Group Limited, an investment vehicle of the Sohu Group’s Chairman and Chief Executive Officer Charles Zhang (“Photon”): 32,000,000 Series A Preferred Shares;

(iii)	Tencent: 6,757,875 Class A Ordinary Shares, 65,431,579 Series B Preferred Shares and 79,368,421 non-voting Class B Ordinary Shares; and

(iv)	Various employees of Sogou and Sohu: 21,441,284 Class A Ordinary Shares.

Sohu’s Shareholding in and Control of Sogou

As of June 30, 2017, Sohu.com Inc. held approximately 36% of the outstanding equity capital of Sogou on a fully-diluted basis, assuming for such purpose that all share options under the Sogou 2010 Share Incentive Plan and all share options under the Sohu Management Sogou Share Option Arrangement are granted and exercised, and that all of the Sogou Class A Ordinary Shares that Sogou has repurchased are re-issued to shareholders other than Sohu.com Inc. Also as of June 30, 2017, Sohu.com Inc. held over 50% of the total voting power of Sogou on a fully-diluted basis and controlled the election of a majority of the Board of Directors of Sogou, assuming that Tencent’s non-voting Class B Ordinary Shares are converted to voting shares, that all of the Sogou Class A Ordinary Shares that Sogou has repurchased are re-issued to shareholders other than Sohu.com Inc., and that all Sogou share options under the Sogou 2010 Share Incentive Plan and all Sogou share options under the Sohu Management Sogou Share Option Arrangement are granted and exercised.

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

(i) Dividend Rights

Sogou may not declare or pay dividends on its Class A Ordinary Shares or Class B Ordinary Shares (collectively, “Ordinary Shares”) unless the holders of the Sogou Preferred Shares then outstanding first receive a dividend on each outstanding Preferred Share in an amount at least equal to the sum of (i) the dividends that would have been payable to the holder of such Preferred Share if such share had been converted into Ordinary Shares, at the then-applicable conversion rate, immediately prior to the record date for such dividend, and (ii) all accrued and unpaid dividends (“Accrued Dividends”). “Accrued Dividends” are calculated from the date of issuance of the Series A Preferred Shares at the rate per annum of $0.0375 per Series A Preferred Share and from the date of issuance of the Series B Preferred Shares at the rate per annum of $0.411 per Series B Preferred Share.

(ii) Liquidation Rights

In the event of any “Liquidation Event,” such as the liquidation, dissolution or winding up of Sogou, a merger or consolidation of Sogou resulting in a change of control, the sale of substantially all of Sogou’s assets or similar events, the holders of Series B Preferred Shares are entitled to receive an amount per share equal to the greater of (i) $6.847 plus Accrued Dividends or (ii) such amount per share as would have been payable if the Series B Preferred Shares had been converted into Ordinary Shares prior to the Liquidation Event, and holders of Series A Preferred Shares are entitled to receive, after payment to the holders of the Series B Preferred Shares but before any payment to holders of Ordinary Shares, an amount equal to the greater of (i) 1.3 times their original investment in the Series A Preferred Shares plus Accrued Dividends or (ii) such amount per share as would be payable if the Series A Preferred Shares had been converted into Ordinary Shares immediately prior to the Liquidation Event.

(iii) Redemption Rights

The Sogou Preferred Shares are not redeemable at the option of the holders.

(iv) Conversion Rights

Each Sogou Preferred Share is convertible, at the option of the holder, at any time, and without the payment of additional consideration by the holder. Each Sogou Preferred Share is convertible into such number of Class A Ordinary Shares as is determined, in the case of Series A Preferred Shares, by dividing $0.625 by the then-effective conversion price for Series A Preferred Shares, which is initially $0.625, and, in the case of Series B Preferred Shares, by dividing $7.267 by the then-effective conversion price for Series B Preferred Shares, which is initially $7.267. The conversion prices of the Sogou Preferred Shares are subject to adjustment on a weighted average basis upon the issuance of additional equity shares, or securities convertible into equity shares, at a price per share less than $0.625, in the case of Series A Preferred Shares, or less than $7.267, in the case of Series B Preferred Shares, subject to certain customary exceptions, such as shares issued pursuant to the Sogou 2010 Share Incentive Plan. Each Sogou Preferred Share will be automatically converted into Class A Ordinary Shares of Sogou upon the closing of an initial public offering (“IPO”) of Sogou with certain parameters based on the then-effective conversion ratio of such Sogou Preferred Share, which is currently one-for-one for both Series A Preferred Shares and Series B Preferred Shares.

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

Noncontrolling Interest for Changyou

Changyou is a public company listed on the NASDAQ Global Select Market. As of June 30, 2017, Sohu.com Inc. held approximately 68% of the combined total of Changyou’s outstanding ordinary shares, and controlled approximately 95% of the total voting power in Changyou.

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

Basis of Presentation

These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The accompanying unaudited condensed consolidated interim financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the six months ended June 30, 2017 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

2. SEGMENT INFORMATION

The Sohu Group’s segments are business units that offer different services and are reviewed separately by the chief operating decision maker (the “CODM”), or the decision making group, in deciding how to allocate resources and in assessing performance. The Group’s CODM is Sohu.com Inc.’s Chief Executive Officer.

The following tables present summary information by segment (in thousands):

	Three Months Ended June 30, 2016
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$116,305	$175,548	$129,160	$(875)	$420,138
Segment cost of revenues	(95,571)	(75,035)	(41,867)	159	(212,314)

Segment gross profit	20,734	100,513	87,293	(716)	207,824
SBC (2) in cost of revenues	73	0	(17)	0	56

Gross profit	20,807	100,513	87,276	(716)	207,880

Operating expenses:
Product development (3)	(24,027)	(34,563)	(29,778)	1,108	(87,260)
Sales and marketing (1)	(76,245)	(29,508)	(13,054)	1,002	(117,805)
General and administrative	(12,852)	(4,173)	(11,906)	21	(28,910)
SBC (2) in operating expenses	1,403	(608)	(3,395)	0	(2,600)

Total operating expenses	(111,721)	(68,852)	(58,133)	2,131	(236,575)

Operating profit /(loss)	(90,914)	31,661	29,143	1,415	(28,695)

Other income /(expense) (3) (4)	1,077	(27,757)	3,522	(1,415)	(24,573)
Interest income (5)	2,194	1,824	4,155	(2,889)	5,284
Interest expense (5)	(2,211)	0	(922)	2,889	(244)
Exchange difference	997	419	2,450	0	3,866

Income /(loss) before income tax benefit /(expense)	(88,857)	6,147	38,348	0	(44,362)

Income tax benefit /(expense)	3,517	(935)	(5,012)	0	(2,430)

Net income /(loss)	$(85,340)	$5,212	$33,336	$0	$(46,792)

Note (1):	The elimination mainly consists of revenues and expenses generated from marketing services among the Sohu, Sogou and Changyou segments.

Note (2):	“SBC” stands for share-based compensation expense.

Note (3):	The elimination mainly consists of leasing income and expenses generated from a building that Sohu leases to Sogou.

Note (4):	In the second quarter of 2016, the Sohu Group recognized a one-time expense of $27.8 million that was related to a donation by Sogou to Tsinghua University related to setting up a joint research institute focusing on artificial intelligence, or AI, technology.

Note (5):	The elimination represents interest income/ (expense) resulting from intra-Group loans between the Sohu segment and the Changyou segment.

	Three Months Ended June 30, 2017
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$100,850	$210,943	$150,361	$(986)	$461,168
Segment cost of revenues	(137,547)	(105,460)	(34,978)	19	(277,966)

Segment gross profit	(36,697)	105,483	115,383	(967)	183,202
SBC (2) in cost of revenues	(182)	(2)	(44)	0	(228)

Gross profit	(36,879)	105,481	115,339	(967)	182,974

Operating expenses:
Product development (3)	(27,047)	(37,486)	(32,226)	1,538	(95,221)
Sales and marketing (1)	(46,943)	(36,591)	(11,782)	1,401	(93,915)
General and administrative	(7,403)	(5,301)	(8,387)	31	(21,060)
SBC (2) in operating expenses	(2,357)	(657)	(9,438)	0	(12,452)

Total operating expenses	(83,750)	(80,035)	(61,833)	2,970	(222,648)

Operating profit /(loss)	(120,629)	25,446	53,506	2,003	(39,674)

Other income/(expense) (3)	2,592	131	2,586	(2,003)	3,306
Interest income (4)	1,728	2,139	8,194	(6,248)	5,813
Interest expense (4)	(5,365)	0	(1,088)	6,248	(205)
Exchange difference	(807)	(2,163)	(1,558)	0	(4,528)

Income /(loss) before income tax expense	(122,481)	25,553	61,640	0	(35,288)

Income tax expense	(677)	(2,027)	(10,060)	0	(12,764)

Net income /(loss)	$(123,158)	$23,526	$51,580	$0	$(48,052)

Note (1):	The elimination mainly consists of revenues and expenses generated from marketing services among the Sohu, Sogou and Changyou segments.

Note (2):	“SBC” stands for share-based compensation expense.

Note (3):	The elimination mainly consists of leasing income and expenses generated from a building that Sohu leases to Sogou.

Note (4):	The elimination represents interest income/ (expense) resulting from intra-Group loans between the Sohu segment and the Changyou segment.

	Six Months Ended June 30, 2016
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$247,877	$322,877	$259,000	$(1,664)	$828,090
Segment cost of revenues	(181,993)	(139,606)	(83,724)	217	(405,106)

Segment gross profit	65,884	183,271	175,276	(1,447)	422,984
SBC (2) in cost of revenues	11	0	(10)	0	1

Gross profit	65,895	183,271	175,266	(1,447)	422,985

Operating expenses:
Product development (3)	(46,563)	(65,285)	(60,375)	2,281	(169,942)
Sales and marketing (1)	(127,616)	(56,607)	(25,610)	1,995	(207,838)
General and administrative	(25,083)	(7,563)	(23,553)	49	(56,150)
SBC (2) in operating expenses	1,502	(2,352)	(2,128)	0	(2,978)

Total operating expenses	(197,760)	(131,807)	(111,666)	4,325	(436,908)

Operating profit /(loss)	(131,865)	51,464	63,600	2,878	(13,923)

Other income /(expense) (3) (4)	2,453	(27,593)	7,369	(2,878)	(20,649)
Interest income (5)	4,454	3,528	8,207	(5,068)	11,121
Interest expense (5)	(3,876)	0	(2,134)	5,068	(942)
Exchange difference	663	338	1,843	0	2,844

Income /(loss) before income tax benefit /(expense)	(128,171)	27,737	78,885	0	(21,549)

Income tax benefit /(expense)	870	(2,422)	(12,746)	0	(14,298)

Net income /(loss)	$(127,301)	$25,315	$66,139	$0	$(35,847)

Note (1):	The elimination mainly consists of revenues and expenses generated from marketing services among the Sohu, Sogou and Changyou segments.

Note (2):	“SBC” stands for share-based compensation expense.

Note (3):	The elimination mainly consists of leasing income and expenses generated from a building that Sohu leases to Sogou.

Note (4):	In the second quarter of 2016, the Sohu Group recognized a one-time expense of $27.8 million that was related to a donation by Sogou to Tsinghua University related to setting up a joint research institute focusing on AI technology.

Note (5):	The elimination represents interest income/ (expense) resulting from intra-Group loans between the Sohu segment and the Changyou segment.

	Six Months Ended June 30, 2017
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$193,342	$373,227	$270,231	$(1,529)	$835,271
Segment cost of revenues	(229,749)	(192,914)	(74,066)	70	(496,659)

Segment gross profit	(36,407)	180,313	196,165	(1,459)	338,612
SBC (2) in cost of revenues	(341)	(5)	(68)	0	(414)

Gross profit	(36,748)	180,308	196,097	(1,459)	338,198

Operating expenses:
Product development (3)	(53,026)	(70,335)	(56,630)	2,999	(176,992)
Sales and marketing (1)	(101,994)	(61,356)	(22,318)	2,332	(183,336)
General and administrative	(18,308)	(9,936)	(17,178)	63	(45,359)
SBC (2) in operating expenses	449	(4,997)	(14,947)	0	(19,495)

Total operating expenses	(172,879)	(146,624)	(111,073)	5,394	(425,182)

Operating profit /(loss)	(209,627)	33,684	85,024	3,935	(86,984)

Other income/(expense) (3)	6,333	154	4,853	(3,935)	7,405
Interest income (4)	3,399	3,797	14,610	(11,522)	10,284
Interest expense (4)	(9,741)	0	(2,161)	11,522	(380)
Exchange difference	(192)	(2,802)	(2,300)	0	(5,294)

Income /(loss) before income tax expense	(209,828)	34,833	100,026	0	(74,969)

Income tax expense	(1,872)	(3,079)	(18,485)	0	(23,436)

Net income /(loss)	$(211,700)	$31,754	$81,541	$0	$(98,405)

Note (1):	The elimination mainly consists of revenues and expenses generated from marketing services among the Sohu, Sogou and Changyou segments.

Note (2):	“SBC” stands for share-based compensation expense.

Note (3):	The elimination mainly consists of leasing income and expenses generated from a building that Sohu leases to Sogou.

Note (4):	The elimination represents interest income/ (expense) resulting from intra-Group loans between the Sohu segment and the Changyou segment.

	As of December 31, 2016
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Cash and cash equivalents	$167,691	$286,078	$597,188	$0	$1,050,957
Accounts receivable, net	100,317	41,781	47,150	(81)	189,167
Fixed assets, net	196,839	117,022	189,770	0	503,631
Total assets (1)	$1,241,844	$499,589	$1,708,037	$(885,780)	$2,563,690

Note (1):	The elimination for segment assets mainly consists of elimination of intra-Group loans between the Sohu segment and the Changyou segment, and elimination of long-term investments in subsidiaries and consolidated VIEs.

	As of June 30, 2017
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Cash and cash equivalents	$104,408	$310,864	$518,439	$0	$933,711
Accounts receivable, net	111,992	46,523	94,119	(83)	252,551
Fixed assets, net	197,060	131,568	188,937	0	517,565
Total assets (1)	$1,156,548	$555,511	$1,846,355	$(1,014,144)	$2,544,270

Note (1):	The elimination for segment assets mainly consists of elimination of intra-Group loans between the Sohu segment and the Changyou segment, and elimination of long-term investments in subsidiaries and consolidated VIEs.

3.	SHARE-BASED COMPENSATION EXPENSE

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

For Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search and search-related businesses, share-based compensation expense is recognized in the consolidated statements of comprehensive income based on the then-current fair value at each reporting date.

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

Sohu Video Share-based Awards

On January 4, 2012, Sohu Video, the holding entity of Sohu’s video division, adopted a 2011 Share Incentive Plan (the “Video 2011 Share Incentive Plan”) which provides for the issuance of up to 25,000,000 ordinary shares of Sohu Video (representing approximately 10% of the outstanding Sohu Video shares on a fully-diluted basis) to management and key employees of the video division and to Sohu management. As of June 30, 2017, grants of options for the purchase of 16,368,200 ordinary shares of Sohu Video had been contractually made, of which options for the purchase of 4,972,800 ordinary shares were vested.

For purposes of ASC 718-10-25, as of June 30, 2017, no grant date had occurred, because the broader terms and conditions of the option awards had neither been finalized nor mutually agreed upon with the recipients. Therefore the fair value of the awards was not determinable and could not be accounted for. In accordance with ASC 718-10-55, the Group’s management determined that the service inception date with respect to vested option awards for the purchase of 4,972,800 shares had preceded the grant date. Therefore, the Group recognized compensation expense for these vested Sohu Video share-based awards and re-measured, and will re-measure, the compensation expense on each subsequent reporting date based on the then-current fair values of these vested awards until the grant date is established.

Share-based Compensation Expense Recognition

Share-based compensation expense was recognized in costs and expenses for the three and six months ended June 30, 2016 and the three and six months ended June 30, 2017 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Share-based compensation expense	2016	2017	2016	2017
Cost of revenues (1) (3)	$(56)	$228	$(1)	$414
Product development expenses (3)	1,699	4,925	1,696	7,252
Sales and marketing expenses (3)	161	930	175	1,595
General and administrative expenses (3)	740	6,597	1,107	10,648

	$2,544	$12,680	$2,977	$19,909

Share-based compensation expense was recognized for share awards of Sohu (excluding Sohu Video), Sogou, Changyou and Sohu Video as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Share-based compensation expense	2016	2017	2016	2017
For Sohu (excluding Sohu Video) share-based awards (1) (3)	$(618)	$2,445	$(890)	$2
For Sogou share-based awards (2)	595	654	2,325	4,991
For Changyou share-based awards (3)	3,412	9,482	2,138	15,015
For Sohu Video share-based awards (1) (3)	(845)	99	(596)	(99)

	$2,544	$12,680	$2,977	$19,909

Note (1): The negative amount represented re-measured compensation expense based on the then-current fair value of the awards on the reporting date, as well as reversals of share-based compensation expense for awards that were forfeited due to termination of employment prior to vesting.

Note (2): Compensation expense for Sogou share-based awards also includes compensation expense for Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search and search-related businesses and compensation expense of $4.0 million, recognized in the first quarter of 2017 in connection with Sogou’s repurchase of Sogou Class A Ordinary Shares from the former President and Chief Financial Officer of the Sohu Group, which is equal to the excess of the repurchase price over the fair value of the Sogou Class A Ordinary Shares as of the repurchase date.

Note (3): The differences for the three and six months ended June 30, 2017 compared to the corresponding periods of 2016 were mainly due to differences in the fair values of certain awards as of the respective reporting dates, as well as reversals of share-based compensation expense for awards that were forfeited due to termination of employment prior to vesting.

There was no capitalized share-based compensation expense for the three and six months ended June 30, 2016 and 2017.

For details of the share-based compensation expenses of the Sohu Group, see Note 12.

4.	RELATED PARTY TRANSACTIONS

Changyou’s Loan Arrangements with Fox Financial Technology Group Limited (“Fox Financial,” formerly known as “SoEasy Internet Finance Group Limited”)

Commencing in April 2015, certain subsidiaries of Changyou and certain subsidiaries of Fox Financial (Fox Financial is one of Sohu’s equity investments, see Note 6 - FAIR VALUE MEASUREMENTS ) entered into a series of loan agreements pursuant to which the subsidiaries of Changyou are entitled to draw down HK dollar-denominated or U.S. dollar-denominated loans from the Fox Financial subsidiaries and the Fox Financial subsidiaries are entitled to draw down equivalent RMB-denominated loans from the subsidiaries of Changyou, to facilitate each other’s business operations. All of the loans carry a fixed rate of interest equal to the current market interest rate.

As of June 30, 2017, Changyou had U.S. dollar-denominated loans payable to Fox Financial in a total amount of approximately $28.8 million, which was recorded in other short-term liabilities, and RMB-denominated loans receivable from Fox Financial in a total amount of approximately $28.8 million, which was recorded in prepaid and other current assets. For the three months and six months ended June 30, 2017, Changyou incurred interest expense of $0.2 million and $0.4 million, respectively, and earned interest income of $0.3 million and $0.6 million, respectively. As of June 30, 2017, total interest expense payable to Fox Financial amounted to $0.9 million, which was recorded in other short-term liabilities; and total interest income receivable from Fox Financial was $1.5 million, which was recorded in prepaid and other current assets.

Other	Information

For the three months ended June 30, 2017 and 2016, the Sohu Group generated brand advertising revenue from Fox Financial of nil and $10,000, respectively, and incurred sales and marketing expense for Fox Financial of nil and $0.2 million, respectively. For the six months ended June 30, 2017 and 2016, the Sohu Group generated brand advertising revenue from Fox Financial of nil and $0.9 million, respectively, and incurred sales and marketing expense for Fox Financial of nil and $0.2 million, respectively.

5.	INTRA-GROUP LOAN AND SHARE PLEDGE AGREEMENT

On October 24, 2016, Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”), a subsidiary of Sohu, entered into a loan agreement (the “Loan Agreement”) with Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”), a subsidiary of Changyou, pursuant to which Sohu Media may borrow from time to time from AmazGame up to RMB1.00 billion (or approximately $144.9 million). The first request for an advance under the Loan Agreement was required to be made on or prior to December 31, 2016, and requests for further advances may be made for one year following the initial advance. The one-year request period may be extended for another one-year period with the consent of AmazGame. Principal amounts outstanding under the Loan Agreement bear interest at an annual rate of 6%. The outstanding principal of each advance will be due one year from the date of the advance, subject to extension for an additional year with the consent of AmazGame.

Also on October 24, 2016, Sohu.com (Game) Limited (“Sohu Game”), a Cayman Islands company that is an indirect subsidiary of Sohu and is the direct parent of Changyou, and Changyou entered into a share pledge agreement (the “Share Pledge Agreement”) pursuant to which Sohu Game pledged to Changyou 11,386,228 Class B ordinary shares of Changyou held by Sohu Game. The number of Class B ordinary shares pledged by Sohu Game to Changyou is subject to upward adjustment from time to time while amounts are outstanding under the Loan Agreement if the price of Changyou’s American depositary shares (“ADSs”) on the Nasdaq Global Select Market drops for at least 10 consecutive trading days by an amount of 20% or more from such price as of the date of the Share Pledge Agreement, and is subject to further upward adjustment in the event of any additional incremental drops of 20% or more in the price of Changyou’s ADSs during 10 consecutive trading days. The share pledge agreement gives Changyou the right to apply the outstanding principal and accrued interest on the loan to the repurchase of Changyou Class B ordinary shares from Sohu Game in the event that such principal and interest under the Loan Agreement are not paid when due. As of June 30, 2017, the number of Class B ordinary shares pledged by Sohu Game to Changyou was 13,704,663.

In December 2016, March 2017 and April 2017, Sohu Media received RMB500.0 million (or approximately $73.8 million), RMB200.0 million (or $29.5 million) and RMB 300.0 million (or $44.3 million), respectively, from AmazGame. As of June 30, 2017, the total outstanding balance of the loan was RMB1.00 billion (or $147.6 million). The intra-Group loan has been eliminated upon consolidation.

6.	FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The Sohu Group’s financial instruments include cash equivalents, short-term investments, accounts receivable, assets held for sale, prepaid and other current assets, long-term investments (including available-for-sale equity securities), restricted time deposits, accounts payable, accrued liabilities, receipts in advance and deferred revenue, short-term bank loans, liabilities held for sale, other short-term liabilities and long-term accounts payable.

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

Financial Instruments Measured at Fair Value

The following table sets forth the financial instruments, measured at fair value, by level within the fair value hierarchy as of December 31, 2016 (in thousands):

		Fair value measurements at reporting date using
Items	As of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$626,697	$0	$626,697	$0
Short-term investments	247,926	0	247,926	0
Available-for-sale equity securities	10,381	10,381	0	0
Foreign exchange forward contracts recognized in prepaid and other current assets	3,040	0	3,040	0
Restricted time deposits	269	0	269	0

Total	$888,313	$10,381	$877,932	$0

The following table sets forth the financial instruments, measured at fair value by level within the fair value hierarchy, as of June 30, 2017 (in thousands):

		Fair value measurements at reporting date using
Items	As of June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$463,000	$0	$463,000	$0
Short-term investments	308,928	0	308,928	0
Available-for-sale equity securities	9,130	9,130	0	0
Restricted time deposits	269	0	269	0

Total Assets	$781,327	$9,130	$772,197	$0

Foreign exchange forward contracts recognized in other short-term liabilities	$670	$0	$670	$0

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

Short-term Investments

As of June 30, 2017 and December 31, 2016, the Sohu Group’s investment in financial instruments was $308.9 million and $247.9 million, respectively. The investment instruments were issued by commercial banks in China, and have a variable interest rate indexed to performance of underlying assets. Since these investments’ maturity dates are within one year, they are classified as short-term investments. For the three and six months ended June 30, 2017, the Sohu Group recorded in the consolidated statements of comprehensive income changes in the fair value of short-term investments in the amounts of $3.1 million and $5.7 million, respectively. For the three and six months ended June 30, 2016, the Sohu Group recorded in the consolidated statements of comprehensive income changes in the fair value of short-term investments in the amounts of $1.0 million and $2.5 million, respectively.

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

Available-for-Sale Equity Securities

Available-for-sale equity securities are valued using the market approach based on the quoted prices in active markets at the reporting date. The Group classifies the valuation techniques that use these inputs as Level 1 of fair value measurements. On August 12, 2014, Sohu acquired approximately 6% of the total outstanding common shares of Keyeast Co., Ltd., a Korean-listed company (“Keyeast”), for a purchase price of $15.1 million. The Sohu Group classified this investment as available-for-sale equity securities under long-term investments, and reported it at fair value. As of June 30, 2017, the fair value of the Keyeast available-for-sale equity securities held by Sohu was $9.1 million. An unrealized loss representing the change in fair value of $5.9 million was recorded in accumulated other comprehensive income /(loss) in the Sohu Group’s consolidated balance sheets.

Assets and Liabilities Held for Sale

In 2016, Changyou’s Board of Directors approved the disposal of the 51% equity interest in MoboTap. Accordingly, the assets and liabilities attributable to MoboTap are classified as assets and liabilities held for sale and measured at the lower of their carrying amounts or their fair value, less cost to sell, in the Sohu Group’s consolidated balance sheet as of December 31, 2016. Due to the suspension of negotiations with a potential buyer of MoboTap in the first quarter of 2017, Changyou’s management determined that the disposal is unlikely to be completed within one year. As a result, the assets held for sale and liabilities held for sale related to MoboTap were reclassified and have been recorded as assets and liabilities held for use and measured at the lower of the carrying value before MoboTap was classified as held for sale, adjusted for any depreciation and amortization expense that would have been recognized had the assets and liabilities been continuously classified as held for use, or their fair value as of the reclassification date, respectively, in the Sohu Group’s consolidated balance sheet since the reclassification date. In the first quarter of 2017, Changyou recorded a $1.4 million expense in the consolidated statements of comprehensive income for catch-up of depreciation and amortization expense of the assets held for sale before the reclassification.

Foreign Exchange Forward Contracts

In September 2016 and January 2017, Changyou entered into foreign exchange forward contracts with banks in an aggregate nominal amount of $100 million and $50 million, respectively. Changyou entered into the foreign exchange forward contracts in compliance with its risk management policy for the purpose of eliminating the negative impact on earnings and equity resulting from fluctuations in the exchange rate between the U.S. dollar and the RMB. There was no cash collateral or settlement under the forward contracts as of June 30, 2017. For the three and six months ended June 30, 2017, the Sohu Group recorded loss from changes in the fair value of the forward contracts of $3.2 million and $3.7 million, respectively, in the consolidated statements of comprehensive income.

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

In March 2017, Fox Financial issued additional common shares to new investors, while shares held by Sohu remained unchanged. As a result, Sohu’s shareholding percentage of common shares was diluted from 7% to 6%. In accordance with ASC 320-10-40, the Group recognized dilution gain of $0.7 million in other income in the first quarter of 2017. As of June 30, 2017, the carrying value of Sohu’s investment in Fox Financial was $25.4 million.

Long-term Investment in Zhihu

As of June 30, 2017, Sogou had invested a cumulative total of $18.9 million in Zhihu Technology Limited (“Zhihu”), a company that engages primarily in the business of operating an online question and answer-based knowledge and information-sharing platform. Sogou accounted for the investment in Zhihu using the cost method, since Sogou does not have significant influence over Zhihu and the underlying shares are not considered in-substance common stock.

Short-term Receivables and Payables

Accounts receivable and prepaid and other current assets are financial assets with carrying values that approximate fair value due to their short-term nature. Short-term accounts payable, accrued liabilities, receipts in advance and deferred revenue, short- term bank loans and other short-term liabilities are financial liabilities with carrying values that approximate fair value due to their short-term nature. For short-term receivables and payables, the Group estimated fair values using the discounted cash flow method. The Group classifies the valuation technique as Level 2 of fair value measurements.

Short-term Bank Loans

For short-term bank loans, the rates of interest under the agreements with the lending banks were determined based on the prevailing interest rates in the market. The Sohu Group estimated fair values using the discounted cash flow method and classifies the valuation techniques that use these inputs as Level 2 of fair value measurements.

•	Factoring contract with recourse with HongKong and Shanghai Banking Corporation Limited (“HSBC”)

In May 2017, Sohu entered into a one year factoring contract with recourse with HSBC, pursuant to which Sohu may borrow from HSBC from time to time up to a combined aggregate of RMB180.0 million (or $26.6 million), which is the upper limit reviewed by HSBC at least annually. The loan is secured by up to RMB198.0 million (or $29.2 million) of Sohu’s accounts receivable and guaranteed by Sohu Media. Interest will accrue on the principal amounts of the loans outstanding at an annual rate published by the People’s Bank of China (the “PBOC”). As of June 30, 2017, the total outstanding balance of the loan was RMB50.9 million (or $7.5 million), which is secured by a pledge of accounts receivable equal to 110% of this amount.

•	Credit agreements with Ping An Bank Co., Ltd. (“Ping An Bank”)

In May 2017, Sohu entered into credit agreements with Ping An Bank. pursuant to which Sohu will be entitled to borrow from Ping An Bank from time to time until May 18, 2020 up to a combined aggregate of RMB2.50 billion (or $369.0 million). The loan is secured by pledges of Sohu’s two buildings and guaranteed by Sohu.com (Game) Limited (“Sohu Game”). Interest will accrue on the principal amounts of the loans outstanding at an annual rate equal to 115% of the rate published by the PBOC. As of June 30, 2017, there was no outstanding loan balance under the credit agreements. In July 2017, Sohu entered into an amendment of its loan arrangements with Ping An Bank, pursuant to which interest on outstanding principal amounts will accrue at a rate designated separately upon each drawdown based on the benchmark loan rate published by the PBOC with reference to then prevailing market interest rates.

Long-term Payables

Long-term accounts payable are financial liabilities with carrying values that approximate fair value due to any changes in fair value, after considering the discount rate, being immaterial. For long-term accounts payable, the Group estimated fair values using the discounted cash flow method. The Sohu Group classifies the valuation technique as Level 2 of fair value measurements.

7. IMPAIRMENT OF PURCHASED VIDEO CONTENT

In the second quarter of 2017, the Sohu Group recognized an impairment loss of $44.9 million in cost of revenues with respect to its purchased video content, which was mainly due to the ongoing restructuring of the sales team of Sohu Video as well as a strategic shift to reduce purchasing of licensed video content beginning in the second half of 2016. These two factors had an adverse impact on Sohu Video’s performance for the second quarter of 2017, which has failed to meet the management’s expectation. The management also revised downward their expectations of the programming usefulness of certain of Sohu Video’s purchased video content. The discounted cash flow method has been used to determine the fair value of these purchased video content.

8. GOODWILL

Changes in the carrying value of goodwill by segment are as follows (in thousands):

	Sohu	Sogou	Changyou	Total
Balance as of December 31, 2016
Goodwill	$72,011	5,565	96,949	174,525
Accumulated impairment losses	(35,788)	0	(70,447)	(106,235)

	$36,223	$5,565	$26,502	$68,290

Transactions in 2017
Goodwill associated with MoboTap and reclassification of assets held for sale to assets held for use (1)	0	0	83,470	83,470
Goodwill associated with an acquisition	1,000	0	0	1,000
Foreign currency translation adjustment	359	133	391	883

Balance as of June 30, 2017	$37,582	$5,698	$110,363	$153,643

Balance as of June 30, 2017
Goodwill	$73,370	$5,698	$180,810	$259,878
Accumulated impairment losses	(35,788)	0	(70,447)	(106,235)

	$37,582	$5,698	$110,363	$153,643

Note (1): Represents goodwill associated with the reclassification of assets held for sale to assets held for use in connection with MoboTap. See Note 6 – Fair Value Measurements.

9. TAXATION

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

As of June 30, 2017, the following principal entities of the Sohu Group were qualified as HNTEs and were entitled to an income tax rate of 15%.

For Sohu’s Business

•	Beijing Sohu New Momentum Information Technology Co., Ltd. (“Sohu New Momentum”). Sohu New Momentum qualified as an HNTE for the years 2016 to 2018, and will need to re-apply for HNTE qualification in 2019.

•	Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”). Sohu Internet qualified as an HNTE for the years 2015 to 2017, and will need to re-apply for HNTE qualification in 2018.

•	Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Sohu Media and Guangzhou Qianjun Network Technology Co., Ltd (“Guangzhou Qianjun”). Sohu Era, Sohu Media and Guangzhou Qianjun were each qualified as HNTEs for the years 2014 to 2016. Sohu Media and Guangzhou Qianjun will re-apply for HNTE qualification in the third quarter of 2017.

For Sogou’s Business

•	Beijing Sogou Information Service Co., Ltd. (“Sogou Information”). Sogou Information qualified as an HNTE for the years 2015 to 2017, and will need to re-apply for HNTE qualification in 2018.

•	Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”). Sogou Technology qualified as an HNTE for the years 2014 to 2016, and will need to re-apply for HNTE qualification in the third quarter of 2017.

•	Beijing Sogou Network Technology Co., Ltd. (“Sogou Network”). Sogou Network qualified as an HNTE for the years 2016 to 2018, and will need to re-apply for HNTE qualification in 2019.

For Changyou’s Business

•	Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”) and Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”). AmazGame and Gamease were both qualified as HNTEs for the years 2014 to 2016, and will need to re-apply for HNTE qualification in the third quarter of 2017.

•	Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”). Gamespace qualified as HNTE for the years 2017 to 2019, and will need to re-apply for HNTE qualification in 2020.

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

For Sohu’s Business

•	Sohu New Momentum. In the second quarter of 2017, Sohu New Momentum completed a self-assessment and filed required supporting documents to entitle it to the first year of an income tax rate reduction from 25% to 12.5% as a Software Enterprise for 2016, and will follow the same process in 2018 to entitle it to the second year of an income tax rate reduction from 25% to 12.5%.

For Sogou’s Business

•	Sogou Technology. In the second quarter of 2017, Sogou Technology completed a self-assessment and filed required supporting documents for KNSE status for 2016, and will follow the same process in 2018 for KNSE status for 2017.

For Changyou’s Business

•	AmazGame. In the second quarter of 2017, AmazGame completed a self-assessment and filed required supporting documents for KNSE status for 2016, and will follow the same process in 2018 for KNSE status for 2017.

•	Baina (Wuhan) Information Technology Co., Ltd. (“Wuhan Baina Information”). In the second quarter of 2017, Wuhan Baina Information completed a self-assessment and filed required supporting documents to entitle it to the first year of an income tax exemption as a Software Enterprise for 2016, and will follow the same process in 2018 to entitle it to the second year of an income tax exemption for 2017.

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

In order to fund the distribution of a dividend to shareholders of the Sohu Group’s majority-owned subsidiary Changyou, Changyou’s management determined to cause one of its PRC subsidiaries to declare and distribute a cash dividend of all of its stand-alone 2012 earnings and half of its stand-alone subsequent years’ earnings to its direct overseas parent company, Changyou.com (HK) Limited (“Changyou HK”). As of June 30, 2017, Changyou had accrued deferred tax liabilities in the amount of $28.2 million for PRC withholding tax.

With the exception of that dividend, the Sohu Group does not intend to have any of its PRC subsidiaries distribute any undistributed profits of such subsidiaries to their direct overseas parent companies, but rather intends that such profits will be permanently reinvested by such subsidiaries for their PRC operations.

PRC Value-Added Tax

On May 1, 2016, transition from the imposition of PRC business tax (“Business Tax”) to the imposition of value-added tax (“VAT”) was expanded to all industries in China, and as a result all of the Sohu Group’s revenues have been subject to VAT since that date. To record VAT payable, the Group adopted the net presentation method, which presents the difference between the output VAT (at a rate of 6%) and the available input VAT amount (at the rate applicable to the supplier).

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

The Group did not have any significant penalties or significant interest associated with tax positions for the three and six months ended June 30, 2017, nor did the Group have any significant unrecognized uncertain tax positions for the three and six months ended June 30, 2017.

10. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2017 (in thousands):

As of June 30,	2017	2018	2019	2020	2021	Thereafter	Total Payments Required
Purchase of cinema advertisement slot rights	35,112	72,620	36,689	15,162	1,272	8	160,863
Purchase of content and services – video	44,152	15,595	17,842	0	0	0	77,589
Purchase of bandwidth	49,733	9,736	1,246	1,092	315	0	62,122
Operating lease obligations	9,458	13,833	2,925	832	59	10	27,117
Expenditures for operating rights for licensed games with technological feasibility	1,124	18,602	0	0	0	0	19,726
Purchase of content and services – others	10,338	877	284	45	0	0	11,544
Purchase of fixed assets	3,586	0	0	0	0	0	3,586
Fees for operating rights for licensed games in development	1,347	1,172	0	0	0	0	2,519
Expenditures for rights to titles of games in development	259	1,208	0	0	0	0	1,467
Others	3,181	406	74	0	0	0	3,661

Total Payments Required	158,290	134,049	59,060	17,131	1,646	18	370,194

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

PRC Law and Regulations

The Chinese market in which the Sohu Group operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability to operate an Internet business and to conduct brand advertising, search and search-related advertising, online game, and other services in the PRC. Though the PRC has, since 1978, implemented a wide range of market-oriented economic reforms, continued reforms and progress towards a full market-oriented economy are uncertain. In addition, the telecommunication, information, and media industries remain highly regulated. Restrictions are currently in place and are unclear with respect to which segments of these industries foreign-owned entities, like the Sohu Group, may operate. The Chinese government may issue from time to time new laws or new interpretations of existing laws to regulate areas such as telecommunication, information and media. The Sohu Group’s legal structure and scope of operations in China could be subject to restrictions, which could result in limits on its ability to conduct business in the PRC. Certain risks related to PRC law that could affect the Sohu Group’s VIE structure are discussed in Note 11 - VIEs.

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

11. VIES

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

Under contractual agreements with the Sohu Group, Dr. Charles Zhang and those other executive officers and employees of the Sohu Group who are shareholders of the consolidated VIEs are required to transfer their ownership in these entities to the Group, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Group at any time as requested by the Group to repay the loans outstanding. All voting rights of the consolidated VIEs are assigned to the Sohu Group, and the Group has the right to designate all directors and senior management personnel of the consolidated VIEs, and also has the obligation to absorb losses of the consolidated VIEs. Dr. Charles Zhang and those other executive officers and employees of the Sohu Group who are shareholders of the consolidated VIEs have pledged their shares in the consolidated VIEs as collateral for the loans. As of June 30, 2017, the aggregate amount of these loans was $9.4 million.

Under its contractual arrangements with the consolidated VIEs, the Sohu Group has the power to direct activities of the VIEs, and can have assets transferred freely out of the VIEs without any restrictions. Therefore, the Group considers that there is no asset of a consolidated VIE that can be used only to settle obligations of the VIEs, except for registered capital and PRC statutory reserves of the VIEs. As of June 30, 2017, the registered capital and PRC statutory reserves of the consolidated VIEs totaled $79.7 million. As all of the consolidated VIEs are incorporated as limited liability companies under the PRC Company Law, creditors of the consolidated VIEs do not have recourse to the general credit of the Sohu Group for any of the liabilities of the consolidated VIEs. Currently there is no contractual arrangement that could require the Sohu Group to provide additional financial support to the consolidated VIEs. As the Sohu Group is conducting certain business in the PRC mainly through the consolidated VIEs, the Group may provide such support on a discretionary basis in the future, which could expose the Group to a loss.

The Sohu Group classified the consolidated VIEs within the Sohu Group as principal VIEs or immaterial VIEs based on certain criteria, such as the VIEs’ total assets or revenues. The following is a summary of the principal VIEs within the Sohu Group:

Basic Information for Principal VIEs and Subsidiaries of Principal VIEs

For Sohu’s Business

•	High Century

Beijing Century High Tech Investment Co., Ltd. (“High Century”) was incorporated in 2001. As of June 30, 2017, the registered capital of High Century was $4.6 million and Dr. Charles Zhang and Wei Li held 80% and 20% interests, respectively, in this entity.

•	Heng Da Yi Tong

Beijing Heng Da Yi Tong Information Technology Co., Ltd. (“Heng Da Yi Tong”) was incorporated in 2002. As of June 30, 2017, the registered capital of Heng Da Yi Tong was $1.2 million and Dr. Charles Zhang and Wei Li held 80% and 20% interests, respectively, in this entity.

•	Sohu Internet

Sohu Internet was incorporated in 2003. As of June 30, 2017, the registered capital of Sohu Internet was $1.6 million and High Century held a 100% interest in this entity.

•	Donglin

Beijing Sohu Donglin Advertising Co., Ltd. (“Donglin”) was incorporated in 2010. As of June 30, 2017, the registered capital of Donglin was $1.5 million and Sohu Internet held a 100% interest in this entity.

•	Tianjin Jinhu

Tianjin Jinhu Culture Development Co., Ltd. (“Tianjin Jinhu”) was incorporated in 2011. In October, 2016, Ye Deng transferred its 50% equity interest in Tianjin Jinhu to Xiufeng Deng. As of June 30, 2017, the registered capital of Tianjin Jinhu was $0.5 million and Xiufeng Deng and Xuemei Zhang each held a 50% interest in this entity.

•	Guangzhou Qianjun

Guangzhou Qianjun was acquired in November 2014. As of June 30, 2017, the registered capital of Guangzhou Qianjun was $3.3 million and Tianjin Jinhu held a 100% interest in this entity.

•	Focus Interactive

Beijing Focus Interactive Information Service Co., Ltd. (“Focus Interactive”) was incorporated in July 2014. As of June 30, 2017, the registered capital of Focus Interactive was $1.6 million and Heng Da Yi Tong held 100% of the equity interests in this entity.

For Sogou’s Business

•	Sogou Information

Sogou Information was incorporated in 2005. As of June 30, 2017, the registered capital of Sogou Information was $2.5 million and Xiaochuan Wang, Sogou’s Chief Executive Officer, High Century and Tencent held 10%, 45% and 45% interests, respectively, in this entity.

For Changyou’s Business

•	Gamease

Gamease was incorporated in 2007. As of June 30, 2017, the registered capital of Gamease was $1.3 million and High Century held a 100% interest in this entity.

•	Guanyou Gamespace

Beijing Guanyou Gamespace Digital Technology Co., Ltd. (“Guanyou Gamespace”) was incorporated in 2010. As of June 30, 2017, the registered capital of Guanyou Gamespace was $1.5 million and Beijing Changyou Star Digital Technology Co., Ltd (“Changyou Star”) held a 100% interest in this entity.

•	Shanghai ICE

Shanghai ICE Information Technology Co., Ltd. (“Shanghai ICE”) was acquired by Changyou in 2010. As of June 30, 2017, the registered capital of Shanghai ICE was $1.2 million and Gamease held a 100% interest in this entity.

•	Wuhan Baina Information

Baina (Wuhan) Information Technology Co., Ltd. (“Wuhan Baina Information”) was acquired by Gamease in July 2014. As of June 30, 2017, the registered capital of Wuhan Baina Information was $3.0 million and Changyou Star and Yongzhi Yang, the former chief executive officer of MoboTap, held 60% and 40% interests, respectively, in this entity.

Financial Information

The following financial information of the Sohu Group’s consolidated VIEs (including subsidiaries of VIEs) is included in the accompanying consolidated financial statements (in thousands):

	As of
	December 31, 2016	June 30, 2017
ASSETS:
Cash and cash equivalents	$94,859	$62,665
Accounts receivable, net	72,151	94,180
Prepaid and other current assets	86,722	33,581
Assets held for sale	12,551	0
Intra-Group receivables due from the Company’s subsidiaries	197,438	340,392

Total current assets	463,721	530,818

Long-term investments, net	17,472	16,856
Fixed assets, net	4,372	3,604
Intangible assets, net	14,545	13,000
Goodwill	35,161	36,597
Other non-current assets	4,052	2,855

Total assets	$539,323	$603,730

LIABILITIES:
Accounts payable	$15,824	$33,767
Accrued liabilities	96,695	72,944
Receipts in advance and deferred revenue	44,797	43,613
Liabilities held for sale	3,232	0
Other current liabilities	111,775	110,913
Intra-Group payables due to the Company’s subsidiaries	129,431	150,052

Total current liabilities	401,754	411,289

Long-term taxes payable	13,463	13,787
Deferred tax liabilities	1,273	1,253
Intra-Group payables due to the Company’s subsidiaries	19,620	20,079

Total liabilities	$436,110	$446,408

	Three months ended June 30,		Six months ended June 30,
	2016	2017	2016	2017
Net revenue	$228,018	$236,251	$446,682	$426,959
Net income /(loss)	$9,924	$42,776	$15,516	$52,208

	Six months ended June 30,
	2016	2017
Net cash provided by /(used in) operating activities	$30,899	$(55,266)
Net cash provided by /(used in) investing activities	(931)	3,841
Net cash provided by financing activities	$0	$6,309

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

Loan and share pledge agreements between Sogou Technology and the shareholders of Sogou Information. The loan agreement provides for a loan to Xiaochuan Wang, who holds 10% of the equity interest in Sogou Information, to be used by him to make contributions to the registered capital of Sogou Information in exchange for his equity interest in Sogou Information. The loan is interest free-and is repayable on demand, but Mr. Wang may repay the loan only by transferring to Sogou Technology his equity interest in Sogou Information. Under the pledge agreement, all of the shareholders of Sogou Information pledge their equity interests to Sogou Technology to secure the performance of their obligations under the various VIE-related agreements. If any shareholder of Sogou Information breaches any of his or its obligations under any VIE-related agreements, Sogou Technology is entitled to exercise its rights as the beneficiary under the share pledge agreement. The share pledge agreement terminates only after all of the obligations of the shareholders under the various VIE-related agreements are no longer in effect.

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

Powers of Attorney executed by the shareholders of Sogou Information in favor of Sogou Technology with a term of 10 years and is extendable at the request of Sogou Technology. These powers of attorney give Sogou Technology the right to appoint nominees to act on behalf of each of the three Sogou Information shareholders in connection with all actions to be taken by Sogou Information.

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

12. SOHU.COM INC. SHAREHOLDERS’ EQUITY

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

Treasury Stock

Treasury stock consists of shares repurchased by Sohu.com Inc. that are no longer outstanding and are held by Sohu.com Inc. Treasury stock is accounted for under the cost method. For the six months ended June 30, 2017 and 2016, the Company did not repurchase any shares of its common stock.

Stock Incentive Plans

Sohu (excluding Sohu Video), Sogou, Changyou, and Sohu Video have incentive plans for the granting of share-based awards, including options and restricted share units, to their directors, management and other key employees.

Sohu.com Inc. Share-based Awards

Sohu’s 2010 Stock Incentive Plan

On July 2, 2010, the Company’s shareholders adopted the Sohu 2010 Stock Incentive Plan, which provides for the issuance of up to 1,500,000 shares of common stock, including stock issued pursuant to the vesting and settlement of restricted stock units and pursuant to the exercise of stock options. The maximum term of any stock right granted under the Sohu 2010 Stock Incentive Plan is ten years from the grant date. The Sohu 2010 Stock Incentive Plan will expire on July 1, 2020. As of June 30, 2017, 584,280 shares were available for grant under the Sohu 2010 Stock Incentive Plan.

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

On February 7, 2016, February 7, 2017, and May 1, 2017, 253,250, 175,000, and 3,250, respectively, of these stock options had been granted and had become vested on their respective vesting dates, as a mutual understanding of the subjective performance targets was reached between the Company and the recipients, the targets had been satisfied, and the service period requirements had been fulfilled. The cumulative share-based compensation expense for these granted stock options has been adjusted and fixed based on their aggregate fair value at the grant date of $10.8 million, $7.0 million, and $0.1 million, respectively.

A summary of stock option activity under the Sohu 2010 Stock Incentive Plan as of and for the six months ended June 30, 2017 is presented below:

			Weighted
	Number	Weighted	Average	Aggregate
	Of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value (1)
Options	(in thousands)	Price	Life (Years)	(in thousands)
Outstanding at January 1, 2017	193	$		$
Granted	178	0.001
Exercised	(125)	0.001
Forfeited or expired	0

Outstanding at June 30, 2017	246	0.001	7.62	11,073

Vested at June 30, 2017	246	0.001	7.62	11,073

Exercisable at June 30, 2017	246	0.001	7.62	11,073

Note (1): The aggregated intrinsic value in the preceding table represents the difference between Sohu’s closing stock price of $45.06 on June 30, 2017 and the nominal exercise prices of the stock options.

For the three and six months ended June 30, 2017, total share-based compensation expense recognized for these stock options was $2.4 million and negative $0.1 million, respectively. For the three and six months ended June 30, 2016, total share-based compensation expense recognized for these stock options was negative $1.0 million and negative $1.7 million, respectively.

Summary of Restricted Stock Unit Activity

A summary of restricted stock unit activity under the Sohu 2010 Stock Incentive Plan as of and for the six months ended June 30, 2017 is presented below:

Restricted Stock Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2017	11	$70.24
Granted	0	—
Vested	(2)	64.00
Forfeited	(4)	66.73

Unvested at June 30, 2017	5	82.59

Expected to vest after June 30, 2017	4	82.59

For the three and six months ended June 30, 2017, total share-based compensation expense recognized for restricted stock units was $81,928 and $144,963, respectively. For the three and six months ended June 30, 2016, total share-based compensation expense recognized for restricted stock units was $0.4 million and $0.8 million, respectively.

As of June 30, 2017, there was $0.1 million of unrecognized compensation expense related to unvested restricted stock units. The expense is expected to be recognized over a weighted average period of 0.31 years. No restricted stock units vested during the second quarter of 2017. The total fair value on their respective vesting dates of restricted stock units that vested during the three and six months ended June 30, 2017 was $nil and $86,078, respectively. The total fair value on their respective vesting dates of restricted stock units that vested during the three and six months ended June 30, 2016 was $0.1 million and $0.3 million, respectively.

Sogou Inc. Share-based Awards

Sogou 2010 Share Incentive Plan

Sogou adopted a share incentive plan on October 20, 2010. The number of Sogou ordinary shares issuable under the plan was 41,500,000 after an amendment that was effective August 22, 2014 (as amended, the “Sogou 2010 Share Incentive Plan”). Awards of share rights may be granted under the Sogou 2010 Share Incentive Plan to management and employees of Sogou and of any present or future parents or subsidiaries or VIEs of Sogou. The maximum term of any share right granted under the Sogou 2010 Share Incentive Plan is ten years from the grant date. The Sogou 2010 Share Incentive Plan will expire on October 19, 2020. As of June 30, 2017, Sogou had contractually granted options for the purchase of 38,086,200 Sogou ordinary shares under the 2010 Sogou Share Incentive Plan.

Of the contractually-granted Sogou share options for the purchase of 38,086,200 Sogou ordinary shares, options for the purchase of 30,886,200 Sogou ordinary shares vest and become exercisable upon a service period requirement being met, as well as Sogou’s achievement of performance targets for the corresponding period. Subject to achievement of the applicable performance targets, of these Sogou share options for the purchase of 30,886,200 Sogou ordinary shares, options for the purchase of 29,754,250 Sogou ordinary shares vest and become exercisable in four equal installments and options for the purchase of 1,131,950 Sogou ordinary shares vest and become exercisable in two to four installments over varying periods. For purposes of recognition of share-based compensation expense, each installment is considered to be granted as of the date that the performance target has been set. As of June 30, 2017, Sogou had granted options for the purchase of 25,236,495 Sogou ordinary shares under the 2010 Sogou Share Incentive Plan. As of June 30, 2017, options for the purchase of 25,167,933 Sogou ordinary shares had become vested and exercisable because both the service period and the performance requirements had been met, and of such vested options, options for the purchase of 24,887,823 Sogou ordinary shares had been exercised.

Of the contractually granted Sogou share options, options for the purchase of 7,200,000 Sogou ordinary shares vest and become exercisable in five equal installments, with (i) the first installment vesting upon Sogou’s IPO and the expiration of all underwriters’ lockup periods applicable to Sogou’s IPO, and (ii) each of the four subsequent installments vesting on the first, second, third and fourth anniversary dates, respectively, of the closing of Sogou’s IPO. The completion of an IPO is considered to be a performance condition of the awards. An IPO is not considered to be probable until it is completed. Under ASC 718, compensation cost should be accrued if it is probable that the performance condition will be achieved and should not be accrued if it is not probable that the performance condition will be achieved. As a result, no compensation expense will be recognized related to these Sogou share options until the completion of an IPO, and hence no share-based compensation expense was recognized for the three and six months ended June 30, 2017 for the options for the purchase of 7,200,000 Sogou ordinary shares that are subject to vesting upon completion of Sogou’s IPO.

As of June 30, 2017, for purposes of recognition of share-based compensation expense, Sogou had granted Sogou share options for the purchase of 32,436,495 Sogou ordinary shares, of which options for the purchase of 7,548,672 Sogou ordinary shares were outstanding. A summary of Sogou share option activity under the Sogou 2010 Share Incentive Plan as of and for the six months ended June 30, 2017 is presented below:

			Weighted
	Number	Weighted	Average
	Of	Average	Remaining
	Shares	Exercise	Contractual
Options	(in thousands)	Price	Life (Years)
Outstanding at January 1, 2017	9,451	$0.476
Granted	0
Exercised	(1,893)	0.001
Forfeited or expired	(9)	0.001

Outstanding at June 30, 2017	7,549	0.596	5.73

Vested at June 30, 2017 and expected to vest thereafter	349

Exercisable at June 30, 2017	280

For the three and six months ended June 30, 2017, total share-based compensation expense recognized for share options under the Sogou 2010 Share Incentive Plan was $0.3 million and $0.7 million, respectively. For the three and six months ended June 30, 2016, total share-based compensation expense recognized for share options under the Sogou 2010 Share Incentive Plan was $0.1 million and $1.2 million, respectively.

As of June 30, 2017, there was $0.1 million of unrecognized compensation expense related to the unvested Sogou share options. The expense is expected to be recognized over a weighted average period of 0.35 years.

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

Sogou estimated the risk-free rate based on the market yields of U.S. Treasury securities with an estimated country-risk differential as of the valuation date. An exercise multiple was estimated as the ratio of the fair value of the Sogou ordinary shares over the exercise price as of the time the Sogou share option is exercised, based on consideration of research studies regarding exercise patterns based on historical statistical data. In Sogou’s valuation analysis, a multiple of two was applied for employees and a multiple of three was applied for management. Sogou estimated the forfeiture rate to be 1% for the Sogou share options granted to Sogou management and 12% for the Sogou share options granted to Sogou employees. As there is no trading market for Sogou’s ordinary shares, the expected volatility at the valuation date was estimated based on the historical volatility of comparable companies for the period before the grant date with length commensurate with the expected term of the Sogou share options. Sogou has no history or expectation of paying dividends on its ordinary shares. Accordingly, the dividend yield was estimated to be 0%.

Sohu Management Sogou Share Option Arrangement

Under an arrangement (the “Sohu Management Sogou Share Option Arrangement”) that was approved by the boards of directors of Sohu and Sogou in March 2011, Sohu has the right to provide to members of Sohu’s Board of Directors, management and key employees of the Sohu Group the opportunity to purchase from Sohu up to 12,000,000 ordinary shares of Sogou at a fixed exercise price of $0.625 or $0.001 per share. Of these 12,000,000 ordinary shares, 8,800,000 are Sogou ordinary shares previously held by Sohu and 3,200,000 are Sogou ordinary shares that were newly-issued on April 14, 2011 by Sogou to Sohu at a price of $0.625 per share, or a total of $2.0 million. As of June 30, 2017, Sohu had contractually granted options for the purchase of 10,705,000 Sogou ordinary shares to members of Sohu’s Board of Directors, management and other key employees under the Sohu Management Sogou Share Option Arrangement.

Of the contractually-granted Sogou share options for the purchase of 10,705,000 Sogou ordinary shares, options for the purchase of 8,290,000 Sogou ordinary shares vest and become exercisable in four equal installments, with each installment vesting upon a service period requirement for Sohu’s management and key employees being met, as well as Sogou’s achievement of performance targets for the corresponding period. For purposes of recognition of share-based compensation expense, each installment is considered to be granted as of the date that the performance target has been set. As of June 30, 2017, Sohu had granted Sogou share options for the purchase of 8,290,000 Sogou ordinary shares under the Sohu Management Sogou Share Option Arrangement. As of June 30, 2017, options for the purchase of 8,290,000 Sogou ordinary shares had become vested and exercisable because both the service period and the performance requirements had been met, and vested options for the purchase of 8,290,000 Sogou ordinary shares had been exercised.

Options for the purchase of 15,000 Sogou ordinary shares that were granted to members of Sohu’s Board of Directors in 2015 vested and became exercisable in 2015, as the service period requirement for vesting had been met.

The remaining options for the purchase of 2,400,000 Sogou ordinary shares vest and become exercisable in five equal installments, with (i) the first installment vesting upon Sogou’s IPO and the expiration of all underwriters’ lockup periods applicable to the IPO, and (ii) each of the four subsequent installments vesting on the first, second, third and fourth anniversary dates, respectively, of the completion of Sogou’s IPO. All installments of the Sogou share options for the purchase of 2,400,000 Sogou ordinary shares that are subject to vesting upon the completion of Sogou’s IPO were considered granted upon the issuance of the options. The completion of a firm commitment IPO is considered to be a performance condition of the awards. An IPO event is not considered to be probable until it is completed. Under ASC 718, compensation cost should be accrued if it is probable that the performance condition will be achieved and should not be accrued if it is not probable that the performance condition will be achieved. As a result, no compensation expense will be recognized related to these Sogou share options until the completion of an IPO, and hence no share-based compensation expense was recognized for the three and six months ended June 30, 2017 for these options for the purchase of 2,400,000 Sogou ordinary shares.

As of June 30, 2017, for purposes of recognition of share-based compensation expense, Sohu had granted options for the purchase of 10,705,000 Sogou ordinary shares, of which options for the purchase of 2,412,000 Sogou ordinary shares were outstanding. A summary of Sogou share option activity under the Sohu Management Sogou Share Option Arrangement as of and for the six months ended June 30, 2017 is presented below:

			Weighted
	Number	Weighted	Average
	Of	Average	Remaining
	Shares	Exercise	Contractual
Options	(in thousands)	Price	Life (Years)
Outstanding at January 1, 2017	3,190	$0.623
Granted	0
Exercised	(778)	0.625
Forfeited or expired	0

Outstanding at June 30, 2017	2,412	0.622	5.68

Vested at June 30, 2017	12

Exercisable at June 30, 2017	12

For the three and six months ended June 30, 2017, total share-based compensation expense recognized for share options under the Sohu Management Sogou Share Option Arrangement were both nil. For the three and six months ended June 30, 2016, total share-based compensation expense recognized for share options under the Sohu Management Sogou Share Option Arrangement was nil and $0.3 million, respectively.

As of June 30, 2017, there was no unrecognized compensation expense related to unvested Sogou share options.

The method used to determine the fair value of Sogou share options granted to members of Sohu’s Board of Directors, management and other employees was the same as the method used for the Sogou share options granted to Sogou’s management and key employees as described above. There was no share-based compensation expense recognized under the Sohu Management Sogou Share Option Arrangement for the three and six months ended June 30, 2017.

Sogou Share Repurchase Transaction

In January 2017, Sogou repurchased 720,000 of its Class A Ordinary Shares from the former President and Chief Financial Officer of the Sohu Group for an aggregate price of $7.2 million. Approximately $4.0 million incremental share-based compensation expense associated with the repurchase, which was made pursuant to letter agreements entered into in 2016 between the Sohu Group and the former President and Chief Financial Officer of the Sohu Group in connection with her resignation, which amount is equal to the excess of the repurchase price over the fair value of Sogou Class A Ordinary Shares as of the repurchase date, related to events occurring in 2016 and was recorded in the Sohu Group’s statements of comprehensive income for the first quarter of 2017. The Group assessed the impact and determined that it was not material to the quarter ended December 31, 2016, the year ended December 31, 2016, or the six months ended June 30, 2017.

Option Modification

In the first and second quarter of 2013, a portion of the Sogou share options granted under the Sogou 2010 Share Incentive Plan and the Sohu Management Sogou Share Option Arrangement were exercised early, and the resulting Sogou ordinary shares issued upon exercise were transferred to trusts with the original option grantees as beneficiaries. The trusts will distribute the Sogou ordinary shares to those beneficiaries in installments based on the vesting requirements under the original option agreements. Although these trust arrangements caused a modification of the terms of these Sogou share options, the modification was not considered substantive. Accordingly, no incremental fair value related to these Sogou ordinary shares resulted from the modification, and the remaining share-based compensation expense for these Sogou ordinary shares continued to be recognized over the original remaining vesting period.

As of June 30, 2017, 10,327,500 Sogou ordinary shares that were purchased upon the early exercise of options granted under the Sogou 2010 Share Incentive Plan remained unvested in accordance with the vesting requirements under the original option agreements. All Sogou ordinary shares purchased upon such early-exercise are included in the disclosures under the heading “Sogou 2010 Share Incentive Plan” and “Sohu Management Sogou Share Option Arrangement” above.

Tencent Share-based Awards Granted to Employees Who Transferred to Sogou with the Soso Search and Search-related Business

Certain persons who became Sogou employees when Tencent’s Soso search and search-related businesses were transferred to Sogou on September 16, 2013 had been granted restricted share units under Tencent’s share award arrangements prior to the transfer of the businesses. Following the transfer of the businesses, these Tencent restricted share units will continue to vest under the original Tencent share award arrangements provided the transferred employees continue to be employed by Sogou during the requisite service period. After the transfer of the Soso search and search-related businesses to Sogou, Sogou applied the guidance in ASC 505-50 to measure the related compensation expense, based on the then-current fair value at each reporting date, which is deemed to have been incurred by Tencent as an investor on Sogou’s behalf. To determine the then-current fair value of the Tencent restricted share units granted to these employees, the public market price of the underlying shares at each reporting date was applied.

As of June 30, 2017, unvested Tencent restricted share unit awards held by these employees provided for the issuance of up to 40,300 ordinary shares of Tencent, taking into consideration a five-for-one split of Tencent’s shares that became effective in May 2014. For the three and six months ended June 30, 2017, share-based compensation expense of $0.3 million and $0.3 million, respectively, related to these Tencent restricted share units was recognized in the Group’s consolidated statements of comprehensive income. For the three and six months ended June 30, 2016, share-based compensation expense of $0.5 million and $0.8 million, respectively, related to these Tencent restricted share units was recognized in the Group’s consolidated statements of comprehensive income. As of June 30, 2017, there was $0.1 million of unrecognized compensation expense related to these unvested Tencent restricted share units. This amount is expected to be recognized over a weighted average period of 0.85 years.

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

Prior to the completion of Changyou’s initial public offering, Changyou had granted under the Changyou 2008 Share Incentive Plan 15,000,000 Changyou ordinary shares to its former chief executive officer Tao Wang, through Prominence Investments Ltd., which is an entity that may be deemed under applicable rules of the Securities and Exchange Commission to be beneficially owned by Tao Wang. Through June 30, 2017, Changyou had also granted under the Changyou 2008 Share Incentive Plan restricted share units, settleable upon vesting by the issuance of an aggregate of 4,614,098 Changyou ordinary shares, to certain members of its management other than Tao Wang, and certain other Changyou employees.

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

Share-based Awards granted after Changyou’s IPO

Through June 30, 2017, in addition to the share-based awards granted before Changyou’s IPO, Changyou had granted restricted share units, settleable upon vesting with the issuance of an aggregate of 1,581,226 Changyou ordinary shares, to certain members of its management other than Tao Wang and to certain of its other employees. These Changyou restricted share units are subject to vesting over a four-year period commencing on their grant dates. Share-based compensation expense for such Changyou restricted share units is recognized on an accelerated basis over the requisite service period. The fair value of Changyou restricted share units was determined based on the market price of Changyou’s ADSs on the grant date.

A summary of activity for these restricted share units as of and for the six months ended June 30, 2017 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2017	10	$14.25
Granted	0
Vested	0
Forfeited	0

Unvested at June 30, 2017	10	14.25

Expected to vest after June 30, 2017	10	14.25

For the three and six months ended June 30, 2017, total share-based compensation expense recognized for the above restricted share units was $9,000 and $18,000, respectively. For the three and six months ended June 30, 2016, total share-based compensation expense recognized for the above restricted share units was $22,000 and $44,000, respectively.

As of June 30, 2017, there was $12,000 of unrecognized compensation expense related to unvested restricted share units that were unvested. The expense is expected to be recognized over a weighted average period of 0.42 years. No restricted share units vested during the three and six months ended June 30, 2017. Therefore, the total fair value of restricted share units that vested during the three and six months ended June 30, 2017 was nil for both periods. The total fair value of these restricted share units that were vested during the three and six months ended June 30, 2016 was nil and nil, respectively.

Changyou 2014 Share Incentive Plan

On June 27, 2014, Changyou reserved 2,000,000 of its Class A ordinary shares under the Changyou.com Limited 2014 Share Incentive Plan (the “Changyou 2014 Share Incentive Plan”) for the purpose of making share incentive awards to certain members of its management and key employees. On November 2, 2014, the number of Class A ordinary shares reserved under the Changyou 2014 Share Incentive Plan increased from 2,000,000 to 6,000,000. The maximum term of any share right granted under the Changyou 2014 Share Incentive Plan is ten years from the grant date. The Changyou 2014 Share Incentive Plan will expire in June 2024. As of June 30, 2017, 2,886,000 shares were available for grant under the Changyou 2014 Share Incentive Plan.

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

As of June 30, 2017, 1,524,000 of these Changyou share options had been granted and had become vested on their respective vesting dates, as a mutual understanding of the subjective performance targets had been reached between Changyou and the recipients, the targets had been satisfied, and the service period requirements had been fulfilled. The cumulative share-based compensation expense for these granted share options has been adjusted and fixed based on their aggregate fair value at the grant date of $19.5 million.

A summary of share option activity under the Changyou 2014 Share Incentive Plan as of and for the six months ended June 30, 2017 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at January 1, 2017	852	$0.01	7.93	$9,032
Granted	295
Exercised	(570)	0.01
Forfeited or expired	0

Outstanding at June 30, 2017	577	0.01	7.65	11,180

Vested at June 30, 2017	577	0.01		11,180

Exercisable at June 30, 2017	577	0.01

Note (1): The aggregated intrinsic value in the preceding table represents the difference between Changyou’s closing price of $38.76 per ADS, or $19.38 per Class A ordinary share, on June 30, 2017 and the nominal exercise price of share option.

For the three and six months ended June 30, 2017, share-based compensation expense recognized for these share options under the Changyou 2014 Share Incentive Plan was $9.5 million and $15.0 million, respectively. For the three and six months ended June 30, 2016, share-based compensation expense recognized for these share options under the Changyou 2014 Share Incentive Plan was $3.4 million and $2.1 million, respectively.

Sohu Video Share-based Awards

On January 4, 2012, Sohu Video adopted the Video 2011 Share Incentive Plan, under which 25,000,000 ordinary shares of Sohu Video are reserved for the purpose of making share incentive awards to management and key employees of Sohu Video and to Sohu management. The maximum term of any share incentive award granted under the Video 2011 Share Incentive Plan is ten years from the grant date. The Video 2011 Share Incentive Plan will expire on January 3, 2021. As of June 30, 2017, grants of options for the purchase of 16,368,200 ordinary shares of Sohu Video had been contractually made and were subject to vesting in four equal installments, with each installment vesting upon a service period requirement being met, as well as Sohu Video’s achievement of performance targets for the corresponding period. For purposes of ASC 718-10-25, as of June 30, 2017, no grant date had occurred, because the broader terms and conditions of the option awards had neither been finalized nor mutually agreed upon with the recipients. As of June 30, 2017, options for the purchase of 4,972,800 Sohu Video ordinary shares were vested.

For the three and six months ended June 30, 2017, total share-based compensation expense recognized for vested options under the Video 2011 Share Incentive Plan was $99,456 and negative $99,456, respectively. For the three and six months ended June 30, 2016, total share-based compensation expense recognized for vested options under the Video 2011 Share Incentive Plan was negative $0.8 million and negative $0.6 million, respectively.

The fair value as of June 30, 2017 of the Sohu Video options contractually granted to management and key employees of Sohu Video and to Sohu management was estimated on the reporting date using the BP Model, with the following assumptions used:

Assumptions Adopted
Average risk-free interest rate	2.52%
Exercise multiple	2.8
Expected forfeiture rate (post-vesting)	14%
Weighted average expected option life	4.5
Volatility rate	44.4%
Dividend yield	0.00%
Fair value	0.68

13. NONCONTROLLING INTEREST

The noncontrolling interests in the Sohu Group’s consolidated financial statements primarily consist of noncontrolling interests for Sogou and Changyou.

Noncontrolling Interest in the Consolidated Balance Sheets

As of June 30, 2017 and December 31, 2016, noncontrolling interest in the consolidated balance sheets was $635.8 million and $564.2 million, respectively.

	As of
	December 31, 2016	June 30, 2017
Sogou	$165,584	$188,879
Changyou	398,631	446,792
Other	0	144

Total	$564,215	$635,815

Noncontrolling Interest of Sogou

As of June 30, 2017 and December 31, 2016, noncontrolling interest of Sogou of $188.9 million and $165.6 million, respectively, was recognized in the Sohu Group’s consolidated balance sheets, representing Sogou’s cumulative results of operations attributable to shareholders other than Sohu.com Inc., and reflecting the reclassification of Sogou’s share-based compensation expense from shareholders’ additional paid-in capital to noncontrolling interest, the investments of shareholders other than Sohu.com Inc. in Preferred Shares and Ordinary Shares of Sogou, the repurchase of Sogou Series A Preferred Shares from noncontrolling shareholders in March 2014 and September 2015, and Sogou’s repurchase of Class A Ordinary Shares from noncontrolling shareholders in June 2014 and January 2017.

Noncontrolling Interest of Changyou

As of June 30, 2017 and December 31, 2016, noncontrolling interest of Changyou of $446.8 million and $398.6 million, respectively, was recognized in the Sohu Group’s consolidated balance sheets, representing a 32% and a 31% economic interest, respectively, in Changyou’s net assets held by shareholders other than Sohu.com Inc., and reflected the reclassification of Changyou’s share-based compensation expense from shareholders’ additional paid-in capital to noncontrolling interest.

Noncontrolling Interest in the Consolidated Statements of Comprehensive Income

For the three and six months ended June 30, 2017, net income attributable to noncontrolling interests in the consolidated statements of comprehensive income was $40.1 million and $58.0 million, respectively. For the three and six months ended June 30, 2016, net income attributable to noncontrolling interests in the consolidated statements of comprehensive income was $16.2 million and $47.5 million, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Sogou	$5,488	$23,688	$26,100	$32,086
Changyou	10,744	16,478	21,363	25,986
Other	0	(35)	0	(46)

Total	$16,232	$40,131	$47,463	$58,026

Noncontrolling Interest of Sogou

For the three months ended June 30, 2017 and 2016, net income of $23.7 million and $5.5 million, respectively, attributable to the noncontrolling interest of Sogou was recognized in the Sohu Group’s consolidated statements of comprehensive income, representing Sogou’s net income attributable to shareholders other than Sohu.com Inc.

Noncontrolling Interest of Changyou

For the three months ended June 30, 2017 and 2016, net income of $16.5 million and $10.7 million, respectively, attributable to the noncontrolling interest of Changyou, was recognized in the Sohu Group’s consolidated statements of comprehensive income, representing a 32% and a 31% economic interest, respectively, in Changyou attributable to shareholders other than Sohu.com Inc.

14. NET INCOME /(LOSS) PER SHARE

Basic net income /(loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income /(loss) per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise or settlement of share-based awards using the treasury stock method. The dilutive effect of share-based awards with performance requirements is not considered before the performance targets are actually met. The computation of diluted net income /(loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect (i.e. an increase in earnings per share amounts or a decrease in loss per share amounts) on net income /(loss) per share. For the three and six months ended June 30, 2017, 270,805 and 286,725, respectively, common shares potentially issuable upon the exercise or settlement of share-based awards using the treasury stock method were anti-dilutive and excluded from the denominator for calculation of diluted net loss per share. For the three and six months ended June 30, 2016, 244,000 and 255,000, respectively, common shares potentially issuable upon the exercise or settlement of share-based awards using the treasury stock method were anti-dilutive and excluded from the denominator for calculation of diluted net loss per share.

Additionally, for purposes of calculating the numerator of diluted net income /(loss) per share, the net income /(loss) attributable to Sohu.com Inc. is adjusted as follows. The adjustment will not be made if there is an anti-dilutive effect.

(i)	Sogou’s net income /(loss) attributable to Sohu.com Inc. is determined using the percentage that the weighted average number of Sogou shares held by Sohu.com Inc. represents of the weighted average number of Sogou Preferred Shares and Ordinary Shares, shares issuable upon the conversion of convertible preferred shares under the if-converted method, and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, and is not determined by allocating Sogou’s net income /(loss) to Sohu.com Inc. using the methodology for the calculation of net income /(loss) attributable to the Sogou noncontrolling shareholders discussed in Note 13 - Noncontrolling Interest.

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

For the three and six months ended June 30, 2017, all of these Sogou shares and share options had an anti-dilutive effect, and therefore were excluded from the calculation of Sohu.com Inc.’s diluted net income /(loss) per share, and “incremental dilution from Sogou” in the table below was zero.

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

For the three and six months ended June 30, 2017, all of these Changyou restricted share units and share options had a dilutive effect, and therefore were included in the calculation of Sohu.com Inc.’s diluted net income /(loss) per share. This impact is presented as “incremental dilution from Changyou” in the table below.

The following table presents the calculation of the Sohu Group’s basic and diluted net loss per share (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Numerator:
Net loss attributable to Sohu.com Inc., basic	$(63,024)	$(88,183)	$(83,310)	$(156,431)
Effect of dilutive securities:
Incremental dilution from Sogou	0	0	0	0
Incremental dilution from Changyou	(362)	(515)	(653)	(931)

Net loss attributable to Sohu.com Inc., diluted	$(63,386)	$(88,698)	$(83,963)	$(157,362)

Denominator:
Weighted average basic shares of common stock outstanding	38,691	38,855	38,678	38,833
Effect of dilutive securities:
Share options and restricted share units	0	0	0	0

Weighted average diluted common shares outstanding	38,691	38,855	38,678	38,833

Basic net loss per share attributable to Sohu.com Inc.	$(1.63)	$(2.27)	$(2.15)	$(4.03)

Diluted net loss per share attributable to Sohu.com Inc.	$(1.64)	$(2.28)	$(2.17)	$(4.05)

15. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

Statement of Cash Flows (Topic 230): Restricted Cash. In November 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim period within those fiscal years. Early adoption is permitted, including adoption in an interim period. The standard should be applied to each period presented using a retrospective transition method. The Sohu Group is currently evaluating the impact of adopting this standard on its consolidated financial statements.

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

16. SUBSEQUENT EVENT

In July 2017, Sohu received RMB400.0 million (or approximately $59.0 million) from Ping An Bank pursuant to the loan arrangements at an interest rate of 6.525%, which is 150% of the rate published by the PBOC as of the date of the drawdown.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this report, references to “us,” “we,” “our,” “our company,” “our Group,” the “Sohu Group,” the “Group,” and “Sohu.com” are to Sohu.com Inc. and, except where the context requires otherwise, our subsidiaries and variable interest entities (“VIEs”) Sohu.com Limited, Sohu.com (Hong Kong) Limited (“Sohu Hong Kong”), All Honest International Limited (“All Honest”), Sohu.com (Game) Limited (“Sohu Game”), Go2Map Inc., Sohu.com (Search) Limited (“Sohu Search”), Sogou Inc. (“Sogou”), Sogou (BVI) Limited (“Sogou BVI”), Sogou Hong Kong Limited (“Sogou HK”), Vast Creation Advertising Media Services Limited (“Vast Creation”), Sogou Technology Hong Kong Limited, Fox Video Investment Holding Limited (“Video Investment”), Fox Video Limited (“Sohu Video”), Fox Video (HK) Limited (“Video HK”), Focus Investment Holding Limited, Sohu Focus Limited, Sohu Focus (HK) Limited, Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu Software Technology Co., Ltd., Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”), Beijing Sogou Network Technology Co., Ltd (“Sogou Network”), Fox Information Technology (Tianjin) Limited (“Video Tianjin”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”), Beijing Sohu New Momentum Information Technology Co., Ltd. (“Sohu New Momentum”), Beijing Century High Tech Investment Co., Ltd. (“High Century”), Beijing Heng Da Yi Tong Information Technology Co., Ltd. (“Heng Da Yi Tong”, formerly known as Beijing Sohu Entertainment Culture Media Co., Ltd.), Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”), Beijing GoodFeel Technology Co., Ltd., Beijing Sogou Information Service Co., Ltd. (“Sogou Information”), Beijing 21 East Culture Development Co., Ltd., Beijing Sohu Donglin Advertising Co., Ltd.(“Donglin”), Beijing Pilot New Era Advertising Co., Ltd. (“Pilot New Era”), Beijing Focus Yiju Network Information Technology Co., Ltd., SohuPay Science and Technology Co., Ltd., Beijing Yi He Jia Xun Information Technology Co., Ltd., Tianjin Jinhu Culture Development Co., Ltd. (“Tianjin Jinhu”), Guangzhou Qianjun Network Technology Co., Ltd. (“Guangzhou Qianjun”), Beijing Modu Legendary Culture Media Co., Ltd., Shenzhen Shi Ji Guang Su Information Technology Co., Ltd., Chengdu Easypay Technology Co., Ltd., Beijing Shi Ji Si Su Technology Co., Ltd., Tianjin Sogou Network Technology Co., Ltd, Chongqing Qogir Enterprise Management Consulting Co., Ltd., Beijing Focus Interactive Information Service Co., Ltd., Beijing Focus Xin Gan Xian Information Technology Co., Ltd., Beijing Focus Real Estate Agency Co., Ltd. and our independently-listed majority-owned subsidiary Changyou.com Limited (“Changyou”) as well as the following direct and indirect subsidiaries and VIEs of Changyou: Changyou.com HK Limited (“Changyou HK”) formerly known as TL Age Hong Kong Limited), Changyou.com Webgames (HK) Limited (“Changyou HK Webgames”), Changyou.com Gamepower (HK) Limited, ICE Entertainment (HK) Limited (“ICE HK”), Changyou.com Gamestar (HK) Limited, Changyou.com Korea Limited, Changyou.com India Private Limited, Changyou BILISIM HIZMETLERI TICARET LIMITED SIRKETI, Kylie Enterprises Limited, Mobogarden Enterprises Limited, Heroic Vision Holdings Limited, TalkTalk Limited, RaidCall (HK) Limited, 7Road.com Limited (“7Road”), 7Road.com HK Limited (“7Road HK”), Changyou.com (TH) Limited, PT. CHANGYOU TECHNOLOGY INDONESIA, Changyou Middle East FZ-LLC, Changyou.com Technology Brazil Desenvolvimento De Programas LTDA, Greative Entertainment Limited (formerly known as Greative Digital Limited), Glory Loop Limited (“Glory Loop”), MoboTap Inc. (“MoboTap”, a Cayman Islands company), MoboTap Inc. Limited (“MoboTap HK”), MoboTap Inc. (a Delaware corporation), TMobi Limited (formerly known as Muse Entertainment Limited), Dstore Technology Limited, Mobo Information Technology Pte. Ltd., Changyou Mobo Glint Limited, Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”), Beijing Changyou Skyline Property Management Co. Ltd, Beijing Cruise stars Technology Co., Ltd., Beijing Changyou Chuangxiang Software Technology Co., Ltd., Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”), ICE Information Technology (Shanghai) Co., Ltd. (“ICE Information”), Beijing Changyou RaidCall Internet Technology Co., Ltd. (“RaidCall”), Beijing Yang Fan Jing He Information Consulting Co., Ltd. (“Yang Fan Jing He”), Shanghai Jingmao Culture Communication Co., Ltd. (“Shanghai Jingmao”), Shanghai Hejin Data Consulting Co., Ltd., Beijing Changyou Jingmao Film & Culture Communication Co., Ltd. (“Beijing Jingmao”), Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”), Beijing Guanyou Gamespace Digital Technology Co., Ltd. (“Guanyou Gamespace”), Beijing Zhi Hui You Information Technology Co., Ltd., Shanghai ICE Information Technology Co., Ltd. (“Shanghai ICE”), Shenzhen 7Road Network Technologies Co., Ltd. (“7Road Technology”), Beijing Changyou Star Digital Technology Co., Ltd (“Changyou Star”), Beijing Changyou Creation Information Technology Co., Ltd. (formerly known as Beijing Changyou e-pay Co. Ltd.), Shenzhen Brilliant Imagination Technologies Co., Ltd. (“Brilliant Imagination”), Beijing Baina Information Technology Co., Ltd., Baina Zhiyuan (Beijing) Technology Co., Ltd. (“Beijing Baina Technology”), Baina Zhiyuan (Chengdu) Technology Co., Ltd., Chengdu Xingyu Technology Co., Ltd., Baina (Wuhan) Information Technology Co., Ltd. (“Wuhan Baina Information”), Wuhan Xingyu Technology Co., Ltd., Wuhan Hualian Chuangke Technology Co., Ltd., Beijing Changyou Creative Technology Co., Ltd., BeiJing Changmica Culture Co., Ltd., and HongKong New Xinlang Electron Group Limited, and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”) on February 27, 2017, as updated by Part II Item 1A of this report. Readers are cautioned not to place undue reliance on these forward-looking statements.

OVERVIEW

Sohu.com Inc. (NASDAQ: SOHU), a Delaware corporation organized in 1996, is a leading Chinese online media, search and game service group providing comprehensive online products and services on PCs and mobile devices in the People’s Republic of China (the “PRC” or “China”). Our businesses are conducted by Sohu.com Inc. and its subsidiaries and VIEs (collectively referred to as the “Sohu Group” or the “Group”). The Sohu Group consists of Sohu, which when referred to in this report, unless the context requires otherwise, excludes the businesses and the corresponding subsidiaries and VIEs of Sogou Inc. (“Sogou”) and Changyou.com Limited (“Changyou”), Sogou and Changyou. Sogou and Changyou are indirect controlled subsidiaries of Sohu.com Inc. Sohu is a leading Chinese language online media content and services provider. Sogou is a leading online search and mobile Internet product provider in China. Changyou is a leading online game developer and operator in China as measured by the popularity of its PC game Tian Long Ba Bu (“TLBB”), its mobile game TLBB 3D, and its mobile game Legacy TLBB, and engages primarily in the development, operation and licensing of online games for PCs and mobile devices. Most of our operations are conducted through our China-based subsidiaries and VIEs.

Factors and Trends Affecting our Business

With the accelerated shift in user activities from PCs to mobile devices and an increase in the number of Internet users, the use of various kinds of mobile Internet services continued to increase. At Sohu, we focused our efforts on developing a portfolio of leading mobile products across our business lines that we believed our users would like.

For Sohu Media Portal, we concentrated our focus on content and product design to accelerate the usage of our core mobile products — the Sohu News APP and the Web-based HTML5 Portal m.sohu.com. We continuously refined Sohu News App’s design and introduce new features to meet users’ appetites. In the second quarter of 2017, we continued to upgrade Sohu News App by introducing more video-based content and improve the algorithm to recommend personalized content to our users. On the sales front, in the second quarter of 2017, large brand advertisers’ performance remained soft, while the demand from small and medium enterprise (“SME”) customers was healthy.

Online video services remained one of the most popular Internet applications, and continued to gain viewers from television stations. The video industry continued to be deeply competitive as major online platforms aggressively competed for popular content. The competition led to an escalation in the price of content, especially the prices of premium TV dramas. Since 2016, Sohu Video has been shifting our focus to the self-developed content category, which, in our view, will create long-lasting value to our platform. Leveraging our exclusive original content, we also actively explored opportunities with subscription services that we believe will become an important revenue source in addition to traditional advertising revenues. From the second quarter of 2017, Sohu Video has stopped chasing the costly domestic TV dramas that are schedule to be released in 2018. We expect this decision will generate substantial cost savings and help improve the bottom-line results for Sohu Video in 2018.

For our search and search-related business, Sogou is one of the top players in the online search sector in China. We have reinforced our competitive position through cooperation with Tencent, which has helped us build exclusive access to Tencent’s social platforms and bring in unique and high-quality content. In 2016, we launched and upgraded a series of vertical channels, including English, Academic and Healthcare. These new services helped us stand out from competing products. By the end of June 2017, Sogou’s mobile search traffic had grown 50% from the end of June 2016. Mobile search revenues accounted for 76% of total search revenues. We also made solid progress in artificial intelligence, in particular with voice technology. As of June 30, 2017, daily use of voice input through Sogou Mobile Keyboard had increased by over 80% from a year ago.

For Changyou’s online game business, we saw solid growth in both revenue and profit due to the successful launch of the mobile game Legacy TLBB in the second quarter. We will continue to direct our strategic focus on massively multiplayer online role-playing games (“MMORPGs”), advanced casual games and simulation games (“SLG”). We remain committed to delivering the highest quality games possible as we work hard to develop our next blockbuster. For Changyou’s PC games, the decline in revenue of TLBB PC game was more moderate than our previous expectations. We will continue to focus on user stability of existing games. For the three months ended June 30, 2017, the PC games and mobile games of Changyou had approximately 9.8 million Average Monthly Active Accounts and approximately 3.4 million Quarterly Aggregate Active Paying Accounts.

Our Business

Through the operation of Sohu, Sogou and Changyou, we generate online advertising revenues (including brand advertising revenues and search and search-related advertising revenues), online games revenues and other revenues. Online advertising and online games are our core businesses. For the three months ended June 30, 2017, total revenues generated by Sohu, Sogou and Changyou were approximately $461.2 million, including:

Sohu:

•	$79.0 million in brand advertising revenues, of which $41.3 million was from Sohu Media Portal, $21.7 million was from Sohu Video, and $16.0 million was from Focus; and

•	$20.9 million in other revenues, mainly attributable to revenues from paid subscription services, sub-licensing of purchased video content to third parties, interactive broadcasting services, and content provided through the platforms of the three main telecommunications operators in China.

Total revenues generated by Sohu were $99.9 million.

Sogou:

•	$186.7 million in search and search-related advertising revenues; and

•	$24.2 million in other revenues, attributable to Sogou’s offering of Internet value-added services (or “IVAS”) primarily with respect to the operation of Web games and mobile games developed by third parties, as well as offering of other products and services to users.

Total revenues generated by Sogou were $210.9 million.

Changyou:

•	$122.4 million in online game revenues;

•	$7.1 million in brand advertising revenues, mainly attributable to Changyou’s 17173.com Website; and

•	$20.9 million in other revenues attributable to Changyou’s cinema advertising business and IVAS business.

Total revenues generated by Changyou were $150.4 million.

For the three months ended June 30, 2017 our total brand advertising revenues were $86.1 million, total search and search-related advertising revenues were $186.7 million, total online game revenues were $122.4 million, and total other revenues were $66.0 million.

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

Other Business

Sohu also engages in the other business, which consists primarily of paid subscription services, sub-licensing of purchased video content to third parties, interactive broadcasting services, and content provided through the platforms of the three main telecommunications operators in China. Revenues generated by Sohu from the other business are classified as other revenues in our consolidated statements of comprehensive income.

Sogou’s Business

Search and Search-related Business

The search and search-related business consists primarily of search and search-related advertising services offered by Sogou. Search and search-related advertising services enable advertisers’ promotional links to be displayed on Sogou’s search results pages and other properties and third parties’ Internet properties where the links are relevant to the subject and content of searches and such properties. Sogou’s advertising services expand distribution of advertisers’ promotional links and advertisements by leveraging traffic on third parties’ Internet properties, including Web content, software, and mobile applications. Our search and search-related business benefits from our collaboration with Tencent Holdings Limited (“Tencent”), which provides us access to traffic and content generated from users of products and services provided by Tencent.

Revenues generated by the search and search-related business are classified as search and search-related advertising revenues in our consolidated statements of comprehensive income.

Other Business

Sogou also engages in the other business, by offering IVAS primarily with respect to the operation of Web games and mobile games developed by third parties, as well as by offering other products and services to users. Revenues generated by Sogou from the other business are classified as other revenues in our consolidated statements of comprehensive income.

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

Platform Channel Business

Changyou’s platform channel business consists primarily of the operation of the 17173.com Website, one of the leading information portals in China, which provides news, electronic forums, online videos and other information services regarding online games to game players. Changyou’s platform channel business also offers a number of software applications for PCs and mobile devices through RaidCall and the Dolphin Browser. RaidCall provides online music and entertainment services, primarily in Taiwan. The Dolphin Browser, which is operated by MoboTap Inc. (collectively with its subsidiaries and VIEs “MoboTap”), is a gateway to a host of user activities on mobile devices, with the majority of its users based in Europe, North America, Russia and Japan. As Changyou management had determined that the Dolphin Browser was unable to provide expected synergies with Changyou’s platform channel business, in 2016 Changyou’s Board of Directors approved the disposal of Changyou’s 51% equity interest in MoboTap, which is the mobile technology developer behind the Dolphin Browser. Accordingly, the assets and liabilities attributable to MoboTap are classified as assets and liabilities held for sale and measured at the lower of their carrying amounts or their fair value, less cost to sell, in our consolidated balance sheet as of December 31, 2016. Due to the suspension of negotiations with a potential buyer of MoboTap in the first quarter of 2017, Changyou’s management determined that the disposal is unlikely to be completed within one year. As a result, the assets held for sale and liabilities held for sale related to MoboTap were reclassified and have been as assets and liabilities held for use and measured at the lower of the carrying value before MoboTap was classified as held for sale, adjusted for any depreciation and amortization expense that would have been recognized had the assets and liabilities been continuously classified as held for use, or their fair value as of the reclassification date, in the Sohu Group’s consolidated balance sheet since the reclassification date. Changyou recorded a $1.4 million expense in the consolidated statements of comprehensive income for catch-up of depreciation and amortization expense of the assets held for sale before the reclassification. All revenues generated by the 17173.com Website are classified as brand advertising revenues, IVAS revenues generated by the Dolphin Browser and by RaidCall are classified as other revenues and a relatively small amount of online game revenues generated by the Dolphin Browser are included in online game revenues in our consolidated statements of comprehensive income.

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

Basis of Consolidation and Recognition of Noncontrolling Interest

Our consolidated financial statements include the accounts of Sohu.com Inc. and its subsidiaries and consolidated VIEs. All intra-Group transactions are eliminated.

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

Noncontrolling Interest for Sogou

Sogou’s Share Structure

As of June 30, 2017, Sogou had outstanding a combined total of 335,919,409 ordinary shares and preferred shares held as follows:

(i) Sohu.com Inc.: 130,920,250 Class A Ordinary Shares, of which 3,707,000 shares may be purchased by Sohu management and key employees under an option arrangement;

(ii) Photon Group Limited, an investment vehicle of the Sohu Group’s Chairman and Chief Executive Officer Charles Zhang (“Photon”): 32,000,000 Series A Preferred Shares;

(iii) Tencent: 6,757,875 Class A Ordinary Shares, 65,431,579 Series B Preferred Shares and 79,368,421 non-voting Class B Ordinary Shares; and

(iv) Various employees of Sogou and Sohu: 21,441,284 Class A Ordinary Shares.

Sohu’s Shareholding in and Control of Sogou

As of June 30, 2017, we held approximately 36% of the outstanding equity capital of Sogou on a fully-diluted basis, assuming for such purpose that all share options under the Sogou 2010 Share Incentive Plan and all share options under the Sohu Management Sogou Share Option Arrangement are granted and exercised, and that all of the Sogou Class A Ordinary Shares that Sogou has repurchased are re-issued to shareholders other than us. Also as of June 30, 2017, we held over 50% of the total voting power of Sogou on a fully-diluted basis and controlled the election of a majority of the Board of Directors of Sogou, assuming that Tencent’s non-voting Class B Ordinary Shares are converted to voting shares, that all of the Sogou Class A Ordinary Shares that Sogou has repurchased are re-issued to shareholders other than us, and that all Sogou share options under the Sogou 2010 Share Incentive Plan and all Sogou share options under the Sohu Management Sogou Share Option Arrangement are granted and exercised.

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

(i) Dividend Rights

Sogou may not declare or pay dividends on its Class A Ordinary Shares or Class B Ordinary Shares (collectively, “Ordinary Shares”) unless the holders of the Sogou Preferred Shares then outstanding first receive a dividend on each outstanding Preferred Share in an amount at least equal to the sum of (i) the dividends that would have been payable to the holder of such Preferred Share if such share had been converted into Ordinary Shares, at the then-applicable conversion rate, immediately prior to the record date for such dividend, and (ii) all accrued and unpaid dividends (“Accrued Dividends”). Accrued Dividends are calculated from the date of issuance of the Series A Preferred Shares at the rate per annum of $0.0375 per Series A Preferred Share and from the date of issuance of the Series B Preferred Shares at the rate per annum of $0.411 per Series B Preferred Share.

(ii) Liquidation Rights

In the event of any “Liquidation Event,” such as the liquidation, dissolution or winding up of Sogou, a merger or consolidation of Sogou resulting in a change of control, the sale of substantially all of Sogou’s assets or similar events, the holders of Series B Preferred Shares are entitled to receive an amount per share equal to the greater of (i) $6.847 plus any unpaid Accrued Dividends or (ii) such amount per share as would have been payable if the Series B Preferred Shares had been converted into Ordinary Shares prior the Liquidation Event, and holders of Series A Preferred Shares are entitled to receive, after payment to the holders of the Series B Preferred Shares but before any payment to holders of Ordinary Shares, an amount equal to the greater of (i) 1.3 times their original investment in the Series A Preferred Shares plus Accrued Dividends or (ii) such amount per share as would be payable if the Series A Preferred Shares had been converted into Ordinary Shares immediately prior to the Liquidation Event.

(iii) Redemption Rights

The Sogou Preferred Shares are not redeemable at the option of the holders.

(iv) Conversion Rights

Each Sogou Preferred Share is convertible, at the option of the holder, at any time, and without the payment of additional consideration by the holder. Each Sogou Preferred Share is convertible into such number of Class A Ordinary Shares as is determined, in the case of Series A Preferred Shares, by dividing $0.625 by the then-effective conversion price for Series A Preferred Shares, which is initially $0.625, and, in the case of Series B Preferred Shares, by dividing $7.267 by the then-effective conversion price for Series B Preferred Shares, which is initially $7.267. The conversion prices of the Sogou Preferred Shares are subject to adjustment on a weighted average basis upon the issuance of additional equity shares, or securities convertible into equity shares, at a price per share less than $0.625, in the case of Series A Preferred Shares, or less than $7.267, in the case of Series B Preferred Shares, subject to certain customary exceptions, such as shares issued pursuant to the Sogou 2010 Share Incentive Plan. Each Sogou Preferred Share will be automatically converted into Class A Ordinary Shares of Sogou upon the closing of an IPO of Sogou with certain parameters based on the then-effective conversion ratio of such Sogou Preferred Share, which is currently one-for-one for both Series A Preferred Shares and Series B Preferred Shares.

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

Noncontrolling Interest for Changyou

Changyou is a public company listed on the NASDAQ Global Select Market. As of June 30, 2017, we held approximately 68% of the combined total of Changyou’s outstanding ordinary shares, and controlled approximately 95% of the total voting power in Changyou.

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

Online Advertising Revenues

Online advertising revenues include revenues from brand advertising services as well as search and search-related advertising services. We recognize revenue for the amount of fees we receive from our advertisers, after deducting agent rebates and net of value-added tax (“VAT”) and related surcharges.

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

(iii) E-commerce model

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

(iv) CPC model

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

Search and Search-related Advertising Revenues

Search and search-related services consist primarily of search and search-related advertising services offered by Sogou.

Pay-for-click Services

Pay-for-click services are services that enable our advertisers’ promotional links to be displayed on Sogou’s search results pages and third parties’ Internet properties where the links are relevant to the subject and content of searches and such properties. For pay-for-click services, we introduce Internet users to our advertisers through our auction-based systems and charge advertisers on a per-click basis when the users click on the displayed links. Revenue for pay-for-click services is recognized on a per-click basis when the users click on the displayed links.

Other Online Advertising Services

Other online advertising services mainly consist of displaying advertisers’ promotional links on Sogou’s Internet properties. Revenue for time-based advertising is normally recognized on a straight-line basis over the contract period, provided our obligations under the contract have been met and all revenue recognition criteria have been met. Revenue for performance-based advertising services is recognized when our obligations under the contract have been met.

Sogou’s advertising services expand distribution of advertisers’ promotional links and advertisements by leveraging traffic on third parties’ Internet properties, including Web content, software, and mobile applications. We recognize gross revenue for the amount of fees we receive from advertisers, as we are the primary obligator to the advertisers. Payments made to operators of third-party Internet properties are included in traffic acquisition costs, which are included in cost of search and search-related advertising revenues.

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

Licensed-Out Games

Changyou also authorizes third parties to operate its online games. Licensed out games include PC games and mobile games developed in house (such as its mobile game Legacy TLBB) and mobile games jointly developed with third-party developers. Changyou receives monthly revenue-based royalty payments from all the third-party licensee operators. Changyou receives additional up-front license fees from certain third-party licensee operators who are entitled to an exclusive right to operate Changyou’s games in specified geographic areas. Since Changyou is obligated to provide post-sale services, the initial license fees are recognized as revenue ratably over the license period, and the monthly revenue-based royalty payments are recognized when relevant services are delivered, provided that collectability is reasonably assured. Changyou views the third-party licensee operators as Changyou’s customers and recognizes revenues on a net basis, as Changyou does not have the primary responsibility for fulfillment and acceptability of the game services. Changyou remits to the third-party developers a pre-agreed percentage of revenues from jointly-developed and licensed-out mobile games, and recognizes the revenue-sharing amounts paid to third-party developers as cost of revenues or product development expenses.

Other Revenues

Sohu

Other revenues attributable to Sohu consist primarily of revenues from paid subscription services, sub-licensing of purchased video content to third parties, interactive broadcasting services, and content provided through the platforms of the three main telecommunications operators in China.

Sogou

Other revenues attributable to Sogou are IVAS revenues primarily derived from Sogou’s offering of Web games and mobile games developed by third parties, and revenues from other products and services that Sogou provides to users.

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

Product Development Expenses

Product development expenses mainly consist of salary and benefits expenses, content and license expenses, development, upgrade and technical support service fees, depreciation and amortization expenses, share-based compensation, and facilities expenses. These expenses are incurred for the enhancement and maintenance of our Internet platforms as well as for our products and services, including the development costs of online games prior to the establishment of technological feasibility and cost of upgrades and technical support after the online games are available for marketing.

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

Sogou Share-based Awards

In determining the fair value of share options granted by Sogou as share-based awards, a binomial model was applied. The determination of the fair value is affected by the fair value of the ordinary shares as well as assumptions regarding a number of complex and subjective variables, including risk-free interest rates, exercise multiples, expected forfeiture rates, the expected share price volatility rates, and expected dividends. The fair values of the ordinary shares were assessed using the income approach/discounted cash flow method, with a discount for lack of marketability, given that the shares underlying the awards were not publicly traded at the time of grant. Certain persons who became Sogou employees when Tencent’s Soso search and search-related businesses were transferred to Sogou on September 16, 2013 had been granted restricted share units under Tencent’s share award arrangements prior to the transfer of the businesses to Sogou. These Tencent restricted share units will continue to vest under the original Tencent share award arrangements provided the transferred employees continue to be employed by Sogou during the requisite service period. After the transfer of the Soso search and search-related businesses to Sogou, Sogou applied the guidance in ASC 505-50 to measure the related compensation expense, as the expense is deemed to have been incurred by Tencent as an investor on Sogou’s behalf, based on the then-current fair value at each reporting date. To determine the then-current fair value of the Tencent restricted share units granted to these employees, the public market price of the underlying shares at each reporting date was applied. Because Sogou is not required to reimburse Tencent for such share-based compensation expense, the related amount was recorded by Sogou as a capital contribution from Tencent.

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

Compensation Expense Recognition

For options and restricted share units granted with respect to Sohu (excluding Sohu Video) shares and Changyou shares, compensation expense is recognized on an accelerated basis over the requisite service period. For share options granted with respect to Sogou shares, compensation expense is recognized over the estimated period during which the service period requirement and performance target will be met, which is usually within one year. For Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search and search-related businesses, compensation expense is recognized by Sogou on an accelerated basis over the requisite service period, and the fair value of the share-based compensation is re-measured at each reporting date until the service has been provided. The number of share-based awards for which the service is not expected to be rendered over the requisite period is estimated, and no compensation expense is recorded for the number of awards so estimated.

For Sogou Class A Ordinary Shares repurchased from our former President and Chief Financial Officer in the first quarter of 2017, share-based compensation expense is recognized by the Sohu Group in the consolidated statements of comprehensive income in an amount equal to the excess of the repurchase price over the fair value of the Sogou Class A Ordinary Shares at the repurchase date.

Sohu Video Share-based Awards

On January 4, 2012, Sohu Video, the holding entity of Sohu’s video division, adopted a 2011 Share Incentive Plan (the “Video 2011 Share Incentive Plan”) which provides for the issuance of up to 25,000,000 ordinary shares of Sohu Video (representing approximately 10% of the outstanding Sohu Video shares on a fully-diluted basis) to management and key employees of the video division and to Sohu management. As of June 30, 2017, grants of options for the purchase of 16,368,200 ordinary shares of Sohu Video had been contractually made, of which options for the purchase of 4,972,800 ordinary shares were vested.

For purposes of ASC 718-10-25, as of June 30, 2017, no grant date had occurred, because the broader terms and conditions of the option awards had neither been finalized nor mutually agreed upon with the recipients. Therefore the fair value of the awards was not determinable and could not be accounted for. In accordance with ASC 718-10-55, our management determined that the service inception date with respect to vested option awards for the purchase of 4,972,800 shares had preceded the grant date. Therefore, we recognized compensation expense for these vested Sohu Video share-based awards and re-measured, and will re-measure, the compensation expense on each subsequent reporting date based on the then-current fair values of these vested awards until the grant date is established.

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

As of June 30, 2017, the following principal entities were qualified as HNTEs and were entitled to an income tax rate of 15%.

For Sohu’s Business

•	Sohu New Momentum. Sohu New Momentum qualified as an HNTE for 2016 to 2018, and will need to re-apply for HNTE qualification in 2019.

•	Sohu Internet. Sohu Internet qualified as an HNTE for 2015 to 2017, and will need to re-apply for HNTE qualification in 2018.

•	Sohu Era, Sohu Media and Guangzhou Qianjun. Sohu Era, Sohu Media and Guangzhou Qianjun each qualified as HNTEs for 2014 to 2016. Sohu Media and Guangzhou Qianjun will re-apply for HNTE qualification in the third quarter of 2017.

For Sogou’s Business

•	Sogou Information. Sogou Information qualified as an HNTE for 2015 to 2017, and will need to re-apply for HNTE qualification in 2018.

•	Sogou Technology. Sogou Technology qualified as an HNTE for 2014 to 2016, and will need to re-apply for HNTE qualification in the third quarter of 2017.

•	Sogou Network. Sogou Network qualified as an HNTE for 2016 to 2018, and will need to re-apply for HNTE qualification in 2019.

For Changyou’s Business

•	AmazGame and Gamease. AmazGame and Gamease each qualified as HNTEs for 2014 to 2016, and will need to re-apply for HNTE qualification in the third quarter of 2017.

•	Gamespace. Gamespace qualified as HNTE for the years 2017 to 2019, and will need to re-apply for HNTE qualification in 2020.

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

For Sohu’s Business

•	Sohu New Momentum. In the second quarter of 2017, Sohu New Momentum completed a self-assessment and filed required supporting documents to entitle it to the first year of an income tax rate reduction from 25% to 12.5% as a Software Enterprise for 2016, and will follow the same process in 2018 to entitle it to the second year of an income tax rate reduction from 25% to 12.5% for 2017.

For Sogou’s Business

•	Sogou Technology. In the second quarter of 2017, Sogou Technology completed a self-assessment and filed required supporting documents for KNSE status for 2016, and will follow the same process in 2018 for KNSE status for 2017.

For Changyou’s Business

•	AmazGame. In the second quarter of 2017, AmazGame completed a self-assessment and filed required supporting documents for KNSE status for 2016, and will follow the same process in 2018 for KNSE status for 2017.

•	Wuhan Baina Information. In the second quarter of 2017, Wuhan Baina Information completed a self-assessment and filed required supporting documents to entitle it to the first year of an income tax exemption as a Software Enterprise for 2016, and will follow the same process in 2018 to entitle it to the second year of an income tax exemption for 2017.

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

Our financial instruments mainly include cash equivalents, short-term investments, accounts receivable, assets held for sale, prepaid and other current assets, long-term investments (including available-for-sale equity securities), restricted time deposits, accounts payable, accrued liabilities, receipts in advance and deferred revenue, liabilities held for sale, short-term bank loans, other short-term liabilities and long-term accounts payable.

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

RESULTS OF OPERATIONS

Revenues

The following table presents our revenues by revenue source and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,						Six Months Ended June 30,
	2016		2017		2017 vs 2016		2016		2017		2017 vs 2016
	Amount	Percentage of the total revenue	Amount	Percentage of the total revenue	Amount	Incremental ratio	Amount	Percentage of the total revenue	Amount	Percentage of the total revenue	Amount	Incremental ratio
Revenues
Online advertising:
Brand advertising	$112,887	27%	$86,071	19%	$(26,816)	(24)%	$238,390	29%	$167,483	20%	$(70,907)	(30)%
Search and search-related advertising	160,152	38%	186,747	40%	26,595	17%	293,966	35%	328,782	39%	34,816	12%

Subtotal of online advertising revenues	273,039	65%	272,818	59%	(221)	0%	532,356	64%	496,265	59%	(36,091)	(7)%

Online game	99,227	24%	122,398	27%	23,171	23%	201,756	24%	207,723	25%	5,967	3%
Others	47,872	11%	65,952	14%	18,080	38%	93,978	12%	131,283	16%	37,305	40%

Total revenues	$420,138	100%	461,168	100%	$41,030	10%	$828,090	100%	$835,271	100%	$7,181	1%

Online Advertising Revenues

Online advertising revenues were $272.8 million and $496.3 million, respectively, for the three and six months ended June 30, 2017, compared to $273.0 million and $532.4 million, respectively, for the corresponding periods in 2016. Online advertising revenues were generally stable compared to the three months ended June 30, 2016 to the three months ended June 30, 2017, while the decrease from the six months ended June 30, 2016 to the six months ended June 30, 2017 was $36.1 million, representing a year-on-year decrease of 7%.

Brand Advertising Revenues, Generated by Sohu and Changyou

Brand advertising revenues were $86.1 million and $167.5 million, respectively, for the three and six months ended June 30, 2017, compared to $112.9 million and $238.4 million, respectively, for the corresponding periods in 2016. The decrease in brand advertising revenues from the three months ended June 30, 2016 to the three months ended June 30, 2017 was $26.8 million, representing a year-on-year decrease of 24%, and the decrease from the six months ended June 30, 2016 to the six months ended June 30, 2017 was $70.9 million, representing a year-on-year decrease of 30%. The year-on-year decrease in brand advertising revenues were mainly from Sohu Video and Focus.

Sohu

•	Sohu Media Portal

Revenues from Sohu Media Portal were $41.3 million and $78.1 million, respectively, for the three and six months ended June 30, 2017, compared to $47.0 million and $92.2 million, respectively, for the corresponding periods in 2016. The decrease in revenues from Sohu Media Portal from the three months ended June 30, 2016 to the three months ended June 30, 2017 was $5.7 million, representing a year-on-year decrease of 12%, and the decrease from the six months ended June 30, 2016 to the six months ended June 30, 2017 was $14.1 million, representing a year-on-year decrease of 15%. The average amount spent per advertiser was approximately $17,000 and $24,000, respectively, for the three months and six months ended June 30, 2017, compared to $35,000 and $47,000, respectively, for the corresponding periods in 2016. While the slowdown in the growth of the economy in China shrank the budgets of brand advertisers, rapid growth in the number of small and medium enterprise (“SME”) customers advertising on Sohu Media Portal helped offset the impact to some extent. The number of advertisers for Sohu Media Portal was 2,483 and 3,267, respectively, for the three and six months ended June 30, 2017, compared to 1,361 and 1,957, respectively, for the corresponding periods in 2016.

•	Sohu Video

Revenues from Sohu Video were $21.7 million and $43.4 million, respectively, for the three and six months ended June 30, 2017, compared to $31.6 million and $73.0 million, respectively, for the corresponding periods in 2016. The decrease in revenues from Sohu Video from the three months ended June 30, 2016 to the three months ended June 30, 2017 was $9.9 million, representing a year-on-year decrease of 31%, and the decrease from the six months ended June 30, 2016 to the six months ended June 30, 2017 was $29.6 million, representing a year-on-year decrease of 41%. The changes were mainly attributable to fluctuations both in the number of advertisers and in the average amount spent per advertiser. Both the number of advertisers and the average amount spent per advertiser for the three and six months ended June 30, 2017 decreased compared to the corresponding periods in 2016, which led to the decreases in revenues from Sohu Video. The number of advertisers for Sohu Video was 165 and 246, respectively, for the three and six months ended June 30, 2017, compared to 206 and 324, respectively, for the corresponding periods in 2016. The average amount spent per advertiser was approximately $132,000 and $176,000, respectively, for the three and six months ended June 30, 2017, compared to $153,000 and $225,000, respectively, for the corresponding periods in 2016.

•	Focus

Revenues from Focus were $16.0 million and $33.0 million, respectively, for the three and six months ended June 30, 2017, compared to $22.7 million and $53.8 million, respectively, for the corresponding periods in 2016. The decrease in revenues from Focus from the three months ended June 30, 2016 to the three months ended June 30, 2017 was $6.7 million, representing a year-on-year decrease of 30%, and the decrease from the six months ended June 30, 2016 to the six months ended June 30, 2017 was $20.8 million, representing a year-on-year decrease of 39%.

Revenues from Focus were generated through the Fixed Price model and the E-commerce model.

For the Fixed Price model, revenues were $10.8 million and $22.0 million, respectively, for the three and six months ended June 30, 2017, compared to $9.3 million and $25.3 million, respectively, for the corresponding periods in 2016, representing a year-on-year increase of 16% and a year-on-year decrease of 13%, respectively, from the three months ended June 30, 2016 to the three months ended June 30, 2017 and from the six months ended June 30, 2016 to the six months ended June 30, 2017.

For the E-commerce model, revenues were $5.2 million and $11.0 million, respectively, for the three and six months ended June 30, 2017, compared to $13.4 million and $28.5 million, respectively, for the corresponding periods in 2016, representing a year-on-year decrease of 61% for both from the three months ended June 30, 2016 to the three months ended June 30, 2017 and from the six months ended June 30, 2016 to the six months ended June 30, 2017. The decrease was mainly driven by sharp declines in the numbers of paying subscribers and cooperative developers, resulting from the PRC government’s implementation of tightened real estate policies starting from the beginning of 2017. The number of developers with which we had cooperation arrangements was 384 and 670, respectively, for the three and six months ended June 30, 2017, compared to 643 and 897, respectively, for the corresponding periods in 2016. The number of paying subscribers for the membership services was 7,787 and 18,875, respectively, for the three and six months ended June 30, 2017, compared to 24,645 and 47,817, respectively, for the corresponding periods in 2016.

Changyou

•	17173.com Website

Revenues from the 17173.com Website were $7.1 million and $12.9 million, respectively, for the three and six months ended June 30, 2017, compared to $11.6 million and $19.4 million, respectively, for the corresponding periods in 2016. The decrease in revenues from 17173.com Website for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was $4.5 million, representing a year-on-year decrease of 39%, and the decrease for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was $6.5 million, representing a year-on-year decrease of 34%. The decrease was primarily a result of fewer games being marketed on the 17173.com Website. The number of advertisers on the 17173.com Website was 88 and 122, respectively, for the three and six months ended June 30, 2017, compared to 94 and 123, respectively, for the corresponding periods in 2016. The average amount spent per advertiser was approximately $81,000 and $106,000, respectively, for the three months and six months ended June 30, 2017, compared to $123,000 and $158,000, respectively, for the corresponding periods in 2016.

Search and Search-related Advertising Revenues, Generated by Sogou

Revenues from search and search-related advertising were $186.7 million and $328.8 million, respectively, for the three and six months ended June 30, 2017, compared to $160.2 million and $294.0 million, respectively, for the corresponding periods in 2016. The increase in revenues from search and search-related advertising from the three months ended June 30, 2016 to the three months ended June 30, 2017 was $26.5 million, representing a year-on-year growth of 17%, and the increase from the six months ended June 30, 2016 to the six months ended June 30, 2017 was $34.8 million, representing a year-on-year growth of 12%.

The increase in revenues from revenues from search and search-related advertising was mainly attributable to an increase in revenues from pay-for-click services which was driven by healthy growth in mobile traffic and monetization.

Revenues from pay-for-click services accounted for approximately 86% and 85%, respectively, of the total search and search-related advertising revenues for the three and six months ended June 30, 2017, compared to 83% and 82%, respectively, for the corresponding periods in 2016. The growth in revenues from pay-for-click services was principally attributable to an increase in the number of paid clicks, driven by growth in mobile search traffic.

Online Game Revenues Generated by Changyou

Revenues from the online game business were $122.4 million and $207.7 million, respectively, for the three and six months ended June 30, 2017, compared to $99.2 million and $201.8 million, respectively, for the corresponding periods in 2016. The increase was mainly driven by the successful launch of the new mobile game Legacy TLBB in the second quarter of 2017.

PC Games and Mobile Games

Revenues from PC games were $57.6 million and $122.5 million, respectively, for the three and six months ended June 30, 2017, compared to $65.6 million and $133.9 million, respectively, for the corresponding periods in 2016. The decrease in revenues from PC games from the three months ended June 30, 2016 to the three months ended June 30, 2017 was $8.0 million, representing a year-on-year decrease of 12%, and the decrease from the six months ended June 30, 2016 to the six months ended June 30, 2017 was $11.4 million, representing a year-on-year decrease of 9%. The year-on-year decrease in revenues from PC games was mainly due to the natural decline in revenues of TLBB, which is an older PC game. For the three and six months ended June 30, 2017, the PC game TLBB generated $47.8 million and $101.1 million, respectively, in revenues, accounting for approximately 39% and 49%, respectively, of Changyou’s online game revenues, approximately 32% and 37%, respectively, of Changyou’s total revenues and approximately 10% and 12%, respectively, of the Sohu Group’s total revenues.

Revenues from mobile games were $64.3 million and $84.1 million, respectively, for the three and six months ended June 30, 2017, compared to $32.5 million and $65.2 million, respectively, for the corresponding periods in 2016. The increase in revenues from mobile games from the three months ended June 30, 2016 to the three months ended June 30, 2017 was $31.8 million, representing a year-on-year increase of 98%, and the increase from the six months ended June 30, 2016 to the six months ended June 30, 2017 was $18.9 million, representing a year-on-year increase of 29%. The increase in revenues from mobile games was mainly driven by the successful launch of the new mobile game Legacy TLBB in the second quarter of 2017.

The following table sets forth certain operating data for Changyou’s PC games and mobile games for the periods indicated:

Average Monthly Active Accounts (1)	Three Months Ended March 31		Three Months Ended June 30
(in millions)	PC games	Mobile games	PC games	Mobile games
2016	3.0	3.2	2.9	2.4
2017	2.4	1.1	2.4	7.4

Quarterly Aggregate Active Paying Accounts (2)	Three Months Ended March 31		Three Months Ended June 30
(in millions)	PC games	Mobile games	PC games	Mobile games
2016	1.1	0.8	1.0	0.6
2017	0.9	0.3	0.9	2.5

(1)	Average Monthly Active Accounts for a given period refers to the number of registered accounts that were logged in to these games at least once during the period.
(2)	Quarterly Aggregate Active Paying Accounts for a given quarter refers to the number of accounts from which game points were used at least once during the quarter.

Web Games

Revenues from Web games were $0.5 million and $1.1 million, respectively, for the three and six months ended June 30, 2017, compared to $1.1 million and $2.7 million, respectively, for the corresponding periods in 2016.

Other Revenues

Revenues from other services were $66.0 million and $131.3 million, respectively, for the three and six months ended June 30, 2017, compared to $47.9 million and $94.0 million, respectively, for the corresponding periods in 2016.

The increase from the three months ended June 30, 2016 to the corresponding period of 2017 was $18.1 million, consisting of a $4.9 million increase in revenues from sub-licensing of purchased video content to third parties, a $4.8 million increase in IVAS revenues, a $4.6 million increase in paid subscription services, and a $3.8 million increase in revenues from the cinema advertisement business.

The increase from the six months ended June 30, 2016 to the corresponding period of 2017 was $37.3 million, consisting mainly of a $14.8 million increase in revenues from the cinema advertisement business, a $9.7 million increase in IVAS revenues, a $8.3 million increase in paid subscription service revenues, and a $3.6 million increase in interactive broadcasting service revenues.

Costs and Expenses

Cost of Revenues

The following table presents our cost of revenues by source and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,						Six Months Ended June 30,
	2016		2017		2017 vs 2016		2016		2017		2017 vs 2016
	Amount	Percentage of the total cost	Amount	Percentage of the total cost	Amount	Incremental ratio	Amount	Percentage of the total cost	Amount	Percentage of the total cost	Amount	Incremental ratio
Cost of revenues:
Online advertising:
Brand advertising	$93,654	44%	$124,730	45%	$31,076	33%	$179,290	44%	$204,927	41%	$25,637	14%
Search and search-related advertising	71,998	34%	96,692	35%	24,694	34%	134,090	33%	178,799	36%	44,709	33%

Subtotal of cost of online advertising revenues	165,652	78%	221,422	80%	55,770	34%	313,380	77%	383,726	77%	70,346	22%

Online game	25,380	12%	11,613	4%	(13,767)	(54)%	51,513	13%	28,118	6%	(23,395)	(45)%
Others	21,226	10%	45,159	16%	23,933	113%	40,212	10%	85,229	17%	45,017	112%

Total cost of revenues	$212,258	100%	$278,194	100%	$65,936	31%	$405,105	100%	$497,073	100%	$91,968	23%

Cost of Online Advertising Revenues

Cost of online advertising revenues was $221.4 million and $383.7 million, respectively, for the three and six months ended June 30, 2017, compared to $165.7 million and $313.4 million, respectively, for the corresponding periods in 2016. The increase in cost of online advertising revenues from the three months ended June 30, 2016 to the three months ended June 30, 2017 was $55.7 million, representing a year-on-year growth of 34%. The increase in cost of online advertising revenues from the six months ended June 30, 2016 to the six months ended June 30, 2017 was $70.3 million, representing a year-on-year growth of 22%.

Cost of Brand Advertising Revenues

Cost of brand advertising revenues mainly consists of content and license costs, bandwidth leasing costs, salary and benefits expense, and depreciation expense.

Cost of brand advertising revenues was $124.7 million and $204.9 million, respectively, for the three and six months ended June 30, 2017, compared to $93.7 million and $179.3 million, respectively, for the corresponding periods in 2016.

The increase in cost of brand advertising revenues from the three months ended June 30, 2016 to the three months ended June 30, 2017 was $31.0 million, representing a year-on-year growth of 33%. The increase mainly consisted of a $39.5 million increase in content and license costs, resulting primarily from an impairment charge related to video content in the second quarter of 2017, offset by a $6.6 million decrease in bandwidth leasing costs and a $2.5 million decrease in salary and benefits expense. In the second quarter of 2017, we recognized an impairment loss of $44.9 million, which was mainly due to the ongoing restructuring of the sales team of Sohu Video as well as a strategic shift to reduce purchasing of licensed video content beginning in the second half of 2016. These two factors had an adverse impact on Sohu Video’s performance for the second quarter of 2017, which has failed to meet the management’s expectation. The management also revised downward their expectations of the programming usefulness of certain of Sohu Video’s purchased video content.

The increase in cost of brand advertising revenues from the six months ended June 30, 2016 to the six months ended June 30, 2017 was $25.6 million, representing a year-on-year growth of 14%. The increase mainly consisted of a $41.6 million increase in content and license costs resulting primarily from an impairment charge related to video content in the second quarter of 2017, offset by a $12.1 million decrease in bandwidth leasing costs and a $4.0 million decrease in salary and benefits expense.

Our brand advertising gross margin was negative 45% and negative 22%, respectively, for the three and six months ended June 30, 2017, as compared to 17% and 25%, respectively, for the corresponding periods in 2016. The sharp decrease in our brand advertising gross margin was mainly due to recognition of an impairment charge related to video content in the second quarter of 2017.

Cost of Search and Search-related Advertising Revenues

Cost of search and search-related advertising revenues mainly consists of traffic acquisition costs, bandwidth leasing costs, depreciation expenses, as well as salary and benefits expenses.

Cost of search and search-related advertising revenues was $96.7 million and $178.8 million, respectively, for the three and six months ended June 30, 2017, compared to $72.0 million and $134.1 million, respectively, for the corresponding periods in 2016.

The increase in cost of search and search-related advertising revenues from the three months ended June 30, 2016 to the three months ended June 30, 2017 was $24.7 million. The increase mainly consisted of a $20.2 million increase in traffic acquisition costs and a $3.7 million increase in depreciation expenses.

The increase in cost of search and search-related advertising revenues from the six months ended June 30, 2016 to the six months ended June 30, 2017 was $44.7 million. The increase mainly consisted of a $34.3 million increase in traffic acquisition costs and a $7.0 million increase in depreciation expenses.

Our search and search-related advertising gross margin was 48% and 46%, respectively, for the three and six months ended June 30, 2017, as compared to 55% and 54%, respectively, for the corresponding periods in 2016. The decrease in our search and search-related advertising gross margin was mainly due to higher traffic acquisition costs as a percentage of search and search-related advertising revenues.

Cost of Online Game Revenues

Cost of online game revenues mainly consists of revenue-sharing payments, salary and benefits expense, amortization and depreciation expenses, and content and license costs.

Cost of online game revenues was $11.6 million and $28.1 million, respectively, for the three and six months ended June 30, 2017, compared to $25.4 million and $51.5 million, respectively, for the corresponding periods in 2016.

The decrease in cost of online game revenues from the three months ended June 30, 2016 to the three months ended June 30, 2017 was $13.8 million, representing a year-on-year decrease of 54%. The decrease consisted primarily of a $7.6 million decrease in revenue-sharing payments to mobile APP stores and third-party developers, a $4.6 million decrease in bandwidth leasing costs, and a $1.4 million decrease in salary and benefits expense.

The decrease in cost of online game revenues from the six months ended June 30, 2016 to the six months ended June 30, 2017 was $23.4 million, representing a year-on-year decrease of 45%. The decrease consisted primarily of a $12.9 million decrease in revenue-sharing payments to mobile APP stores and third-party developers, a $5.4 million decrease in bandwidth leasing costs, and a $3.6 million decrease in salary and benefits expense.

Our online game gross margin was 91% and 86%, respectively, for the three and the six months ended June 30, 2017, compared to 74% for both the three and the six months ended June 30, 2016. The increase in our online game gross margin was mainly due to the successful launch of Legacy TLBB in the second quarter of 2017, which has a high gross margin as revenue is recognized on a net basis after revenue-sharing with the third-party licensee operator.

Cost of Other revenues

Cost of other revenues mainly consists of payments to theaters for pre-film screening advertising slots, content and license costs related to paid subscription services, revenue-sharing payments related to the IVAS business, and revenue-sharing payments related to interactive broadcasting services.

Cost of other revenues was $45.2 million and $85.2 million, respectively, for the three and six months ended June 30, 2017, compared to $21.2 million and $40.2 million, respectively, for the corresponding periods in 2016. The increase in cost of other revenues for the three and six months period was mainly due to increased payments to theaters for pre-film screening advertising slots of $8.6 million and $17.2 million, respectively, and increased content and license costs related to paid subscription services of $7.8 million and $17.1 million, respectively.

Operating Expenses

The following table presents our operating expenses by nature and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,						Six Months Ended June 30,
	2016		2017		2017 vs 2016		2016		2017		2017 vs 2016
	Amount	Percentage of the total expense	Amount	Percentage of the total expense	Amount	Incremental ratio	Amount	Percentage of the total expense	Amount	Percentage of the total expense	Amount	Incremental ratio
Operating expenses:
Product development	$88,959	38%	$100,146	45%	$11,187	13%	$171,638	39%	$184,244	43%	$12,606	7%
Sales and marketing	117,966	50%	94,845	43%	(23,121)	(20)%	208,013	48%	184,931	43%	(23,082)	(11)%
General and administrative	29,650	12%	27,657	12%	(1,993)	(7)%	57,257	13%	56,007	14%	(1,250)	(2)%
Total operating expenses	$236,575	100%	$222,648	100%	$(13,927)	(6)%	$436,908	100%	$425,182	100%	$(11,726)	(3)%

Product Development Expenses

Product development expenses mainly consist of salary and benefits expenses, content and license expenses, development, upgrade and technical support service fees, share-based compensation expense, depreciation and amortization expenses, and facilities expenses.

Product development expenses were $100.1 million and $184.2 million, respectively, for the three and six months ended June 30, 2017, compared to $89.0 million and $171.6 million, respectively, for the corresponding periods in 2016.

The increase in product development expenses from the three months ended June 30, 2016 to the three months ended June 30, 2017 was $11.1 million. The increase mainly consisted of a $6.5 million increase in content and license expenses, a $3.2 million increase in share-based compensation expense, a $1.4 million increase in technical service fees, and a $1.2 million increase in salary and benefits expenses, offset by a $1.1 million decrease in depreciation and amortization expenses.

The increase in product development expenses from the six months ended June 30, 2016 to the six months ended June 30, 2017 was $12.6 million. The increase mainly consisted of a $6.6 million increase in content and license expenses, a $5.6 million increase in share-based compensation expense, and a $1.4 million increase in technical service fees, offset by a $1.2 million decrease in depreciation and amortization expenses.

Sales and Marketing Expenses

Sales and marketing expenses mainly consist of advertising and promotional expenditures, salary and benefits expenses, travel expenses, and facility expenses.

Sales and marketing expenses were $94.8 million and $184.9 million, respectively, for the three and six months ended June 30, 2017, compared to $118.0 million and $208.0 million, respectively, for the corresponding periods in 2016.

The decrease in sales and marketing expenses from the three months ended June 30, 2016 to the three months ended June 30, 2017 was $23.2 million. The decrease mainly consisted of a $20.3 million decrease in advertising and promotional expenditures, and a $3.9 million decrease in salary and benefits expenses, offset by a $1.2 million increase in travel expenses.

The decrease in sales and marketing expenses from the six months ended June 30, 2016 to the six months ended June 30, 2017 was $23.1 million. The decrease mainly consisted of a $19.0 million decrease in advertising and promotional expenditures and a $5.6 million decrease in salary and benefits expenses, offset by a $1.6 million increase in travel expenses.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses, share-based compensation expense, professional service fees, travel expenses, depreciation and amortization expenses, and facility expenses.

General and administrative expenses were $27.7 million and $56.0 million, respectively, for the three and six months ended June 30, 2017, compared to $29.7 million and $57.3 million, respectively, for the corresponding periods in 2016.

The decrease in general and administrative expenses from the three months ended June 30, 2016 to the three months ended June 30, 2017 was $2.0 million. The decrease mainly consisted of a $4.5 million decrease in salary and benefits expenses, a $1.6 million decrease in facilities expenses, and a $1.4 million decrease in professional service fees, offset by a $5.9 million increase in share-based compensation expense.

The decrease in general and administrative expenses from the six months ended June 30, 2016 to the six months ended June 30, 2017 was $1.3 million. The decrease mainly consisted of a $5.1 million decrease in salary and benefits expenses, a $3.6 million decrease in professional service fees and a $2.2 million decrease in facilities expenses, offset by a $9.5 million increase in share-based compensation expense.

Share-based Compensation Expense

Share-based compensation expense was recognized in costs and expenses for the three and six months ended June 30, 2016 and the three and six months ended June 30, 2017 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Share-based compensation expense	2016	2017	2016	2017
Cost of revenues (1) (3)	$(56)	$228	$(1)	$414
Product development expenses (3)	1,699	4,925	1,696	7,252
Sales and marketing expenses (3)	161	930	175	1,595
General and administrative expenses (3)	740	6,597	1,107	10,648

	$2,544	$12,680	$2,977	$19,909

Share-based compensation expense was recognized for share awards of Sohu (excluding Sohu Video), Sogou, Changyou and Sohu Video as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Share-based compensation expense	2016	2017	2016	2017
For Sohu (excluding Sohu Video) share-based awards (1) (3)	$(618)	$2,445	$(890)	$2
For Sogou share-based awards (2)	595	654	2,325	4,991
For Changyou share-based awards (3)	3,412	9,482	2,138	15,015
For Sohu Video share-based awards (1) (3)	(845)	99	(596)	(99)

	$2,544	$12,680	$2,977	$19,909

Note (1): The negative amount represented re-measured compensation expense based on the then-current fair value of the awards on the reporting date, as well as reversals of share-based compensation expense for awards that were forfeited due to termination of employment prior to vesting.

Note (2): Compensation expense for Sogou share-based awards also includes compensation expense for Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search and search-related businesses and compensation expense of $4.0 million, recognized in the first quarter of 2017 in connection with Sogou’s repurchase of Sogou Class A Ordinary Shares from the former President and Chief Financial Officer of the Sohu Group, which is equal to the excess of the repurchase price over the fair value of the Sogou Class A Ordinary Shares as of the repurchase date.

Note (3): The differences for the three and six months ended June 30, 2017 compared to the corresponding periods of 2016 were mainly due to differences in the fair values of certain awards as of the respective reporting dates, as well as reversals of share-based compensation expense for awards that were forfeited due to termination of employment prior to vesting.

As of June 30, 2017, unrecognized share-based compensation expense for Sohu (excluding Sohu Video), Sogou and Changyou share-based awards was as follows (in thousands):

Unrecognized share-based compensation expense	As of June 30, 2017
For Sohu (excluding Sohu Video) share-based awards	$111
For Sogou share-based awards (4)	183
For Changyou share-based awards	25

$319

Note (4): Includes the unrecognized compensation expense for employees who transferred from Tencent with the Soso search and search-related businesses.

Operating Profit/(Loss)

For the three and six months ended June 30, 2017, we had an operating loss of $39.7 million and $87.0 million, respectively, compared to an operating loss of $28.7 million and $13.9 million, respectively, for the corresponding periods in 2016.

Other Income/(Expense)

We had other income of $3.3 million and $7.4 million, respectively, for the three and six months ended June 30, 2017, compared to other expense of $24.6 million and $20.6 million, respectively, for the corresponding periods in 2016. The change was mainly due to a $27.8 million one-time expense recognized in the second quarter of 2016 related to a donation by Sogou to Tsinghua University related to setting up a joint research institute focusing on artificial intelligence technology.

Interest Income

Interest income was $5.8 million and $10.3 million, respectively, for the three and six months ended June 30, 2017, compared to $5.3 million and $11.1 million, respectively, for the corresponding periods of 2016.

Interest Expense

Interest expense was $0.2 million and $0.4 million, respectively, for the three and six months ended June 30, 2017, compared to $0.2 million and $0.9 million, respectively, for the corresponding periods of 2016.

Income Tax Expense

Income tax expense was $12.8 million and $23.4 million, respectively, for the three and six months ended June 30, 2017, compared to $2.4 million and $14.3 million, respectively, for the corresponding periods of 2016.

The increase in income tax expense was mainly due to (i) Sohu having recognized a reversal in the second quarter of 2016 of U.S. income tax expense of $5.0 million for the disposal of an equity investment that occurred in 2015 and was determined in 2016 to be nontaxable; (ii) an increase in online game revenues as a result of the launch of Changyou’s new mobile game Legacy TLBB in the second quarter of 2017.

Net Loss

For the three and six months ended June 30, 2017, we had a net loss of $48.1 million and $98.4 million, respectively, compared to net loss of $46.8 million and $35.8 million, respectively, for the corresponding periods of 2016.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest was $40.1 million and $58.0 million, respectively, for the three and six months ended June 30, 2017, compared to $16.2 million and $47.5 million, respectively, for the corresponding periods of 2016.

Net Loss Attributable to Sohu.com Inc.

As a result of the foregoing, we had a net loss attributable to Sohu.com Inc. of $88.2 million and $156.4 million, respectively, for the three and six months ended June 30, 2017, compared to a net loss attributable to Sohu.com Inc. of $$63.0 million and $83.3 million, respectively, for the corresponding periods of 2016.

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

As of June 30, 2017, we had cash and cash equivalents of approximately $933.7 million, and short-term investments of $308.9 million. Of our cash and cash equivalents, $324.0 million was held in financial institutions inside Mainland China and $609.7 million was held in financial institutions outside of Mainland China. Our VIEs held $62.7 million of our cash and cash equivalents and $871.0 million was held outside of our VIEs.

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

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2017 (in thousands):

As of June 30,	2017	2018	2019	2020	2021	Thereafter	Total Payments Required
Purchase of cinema advertisement slot rights	35,112	72,620	36,689	15,162	1,272	8	160,863
Purchase of content and services – video	44,152	15,595	17,842	0	0	0	77,589
Purchase of bandwidth	49,733	9,736	1,246	1,092	315	0	62,122
Operating lease obligations	9,458	13,833	2,925	832	59	10	27,117
Expenditures for operating rights for licensed games with technological feasibility	1,124	18,602	0	0	0	0	19,726
Purchase of content and services – others	10,338	877	284	45	0	0	11,544
Purchase of fixed assets	3,586	0	0	0	0	0	3,586
Fees for operating rights for licensed games in development	1,347	1,172	0	0	0	0	2,519
Expenditures for rights to titles of games in development	259	1,208	0	0	0	0	1,467
Others	3,181	406	74	0	0	0	3,661

Total Payments Required	158,290	134,049	59,060	17,131	1,646	18	370,194

Cash Generating Ability

Our cash flows are summarized below (in thousands):

	Six Months Ended June 30,
	2016	2017
Net cash provided by /(used in) operating activities	$151,647	$(14,863)
Net cash provided by /(used in) investing activities	94,219	(131,115)
Net cash provided by /(used in) financing activities	(327,168)	4,819
Effect of exchange rate change on cash and cash equivalents	(15,833)	12,229
Reclassification of cash and cash equivalents to held-for-sale assets	0	11,684

Net decrease in cash and cash equivalents	(97,135)	(117,246)
Cash and cash equivalents at beginning of period	1,245,205	1,050,957

Cash and cash equivalents at end of period	$1,148,070	$933,711

Net Cash Provided by / (Used in) Operating Activities

For the six months ended June 30, 2017, $14.9 million net cash used in operating activities was primarily attributable to our net loss of $98.4 million, adjusted by (i) the add back of non-cash items consisting of $122.7 million in depreciation and amortization, $44.9 million in impairment of intangible assets, $15.9 million in share-based compensation expense, $3.2 million in provision for allowance for doubtful accounts, and $0.7 million in investment loss from equity investments, (ii) offset by $1.9 million in change in fair value of financial instruments, and $0.4 million of other items . A decrease in cash from $101.6 million in working capital items is also included in operating cash flow.

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

Net Cash Provided by /(Used in) Investing Activities

For the six months ended June 30, 2017, $131.1 million net cash used in investing activities was primarily attributable to (i) $263.3 million used in purchase of financial instruments, $70.9 million used in purchase of fixed assets and intangible assets, and $2.5 million used in the purchase of a long-term investment, (ii) offset by $200.4 million in proceeds from financial instruments, $4.9 million from loan repayment to Changyou by a third party, and $0.3 million in proceeds from other investing activities.

For the six months ended June 30, 2016, $94.2 million net cash provided by investing activities was primarily attributable to (i) $225.5 million withdrawal of restricted time deposits originally used as collateral for Changyou loans from offshore banks, $24.1 million proceeds from investments in financial products, $3.6 million from a third party’s repayment to Changyou of a loan, and $1.0 million cash received from other investing activities, (ii) offset by $129.1 million used in purchase of fixed assets and intangible assets, $18.1 million used in a matching loan from Changyou to SoEasy, and $12.7 million used in purchase of long-term investments.

Net Cash Provided by /(Used in) Financing Activities

For the six months ended June 30, 2017, $4.8 million net cash provided by financing activities was primarily attributable to (i) $7.5 million in proceeds from a short-term bank loan and $0.5 million received from exercise of share-based awards in a subsidiary, (ii) offset by $3.2 million used in the repurchase of Sogou Class A Common Shares from a noncontrolling shareholder.

For the six months ended June 30, 2016, $327.2 million net cash used in financing activities was primarily attributable to (i) $344.5 million used in repayments of Changyou loans from offshore banks, (ii) offset by $17.0 million Changyou received from the matching loan with SoEasy.

Restrictions and Limitations on Cash Available to Sohu.com Inc.

To fund any cash requirements it may have, Sohu.com Inc. may need to rely on dividends and other distributions on equity paid by our subsidiaries Sohu.com Limited, Sogou Inc., and Changyou.com Limited. Since substantially all of our operations are conducted through our indirect Mainland China-based subsidiaries and VIEs, Sohu.com Limited, Sogou Inc., and Changyou.com Limited may need to rely on dividends, loans, or advances made by our PRC subsidiaries and VIEs in order to pay dividends and make other distributions to us.

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

The CIT Law imposes a 10% withholding income tax on dividends distributed by foreign-invested enterprises in the PRC to their immediate holding companies outside Mainland China. A lower withholding tax rate will be applied if there is a tax treaty arrangement between Mainland China and the jurisdiction of the foreign holding company. A holding company in Hong Kong, for example, will be subject to a 5% withholding tax rate under an arrangement between the PRC and the Hong Kong Special Administrative Region on the “Avoidance of Double Taxation and Prevention of Fiscal Evasion with Respect to Taxes on Income and Capital” if such holding company is considered a non-PRC resident enterprise and holds at least 25% of the equity interests in the PRC foreign invested enterprise distributing the dividends, subject to approval of the PRC local tax authority. However, if the Hong Kong holding company is not considered to be the beneficial owner of such dividends under applicable PRC tax regulations, such dividend will remain subject to withholding tax at a rate of 10%. As of June 30, 2017, we had accrued deferred tax liabilities in the amount of $28.2 million for withholding taxes associated with dividends paid by Changyou’s Mainland China-based WFOEs to Changyou’s Hong Kong subsidiary.

Under regulations of the PRC State Administration of Foreign Exchange (“SAFE”), the RMB is not convertible into foreign currencies for capital account items, such as loans, repatriation of investments and investments outside of Mainland China, unless prior approval of the SAFE is obtained and prior registration with the SAFE is made.

PRC Restrictions Related to Our VIE Structure

Substantially all of Changyou.com Limited’s operations are conducted through its VIEs, which generate most of Changyou’s online game revenues. Although Changyou’s subsidiaries received or absorbed a majority of the VIEs’ profits or losses pursuant to contractual agreements between the VIEs and Changyou’s PRC subsidiaries providing for payments to the subsidiaries in return for services provided to the VIEs by the PRC subsidiaries, significant cash balances remained in Changyou’s VIEs as of June 30, 2017. As Changyou’s VIEs are not owned by Changyou’s PRC subsidiaries, the VIEs are not able to make dividend payments to the subsidiaries. Therefore, in order for Sohu.com Inc. or our subsidiaries outside of Mainland China to receive any dividends, loans or advances from Changyou’s PRC subsidiaries, we will need to rely on these contractual payments made by Changyou’s VIEs to Changyou’s PRC subsidiaries. Depending on the nature of services provided by Changyou’s PRC subsidiaries to their corresponding VIEs, certain of these payments will subject to PRC taxes, such as VAT, which will effectively reduce the amount that the PRC subsidiary receives from its corresponding VIE. In addition, the PRC government could impose restrictions on such payments or change the tax rates applicable to such payments.

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

In accordance with U.S. GAAP, we do not provide for U.S. federal income taxes or tax benefits on the undistributed earnings or losses of our non-U.S. subsidiaries or consolidated VIEs because, for the foreseeable future, we do not have the intention to repatriate those undistributed earnings or losses to the U.S. (except that, under certain circumstances, we may repatriate to the U.S. income that was previously included in our income for U.S. corporate income tax purposes). However, certain activities conducted in the PRC may give rise to U.S. corporate income tax, even if there are no distributions to Sohu.com Inc. U.S. corporate income taxes would be imposed on Sohu.com Inc. when its subsidiaries that are controlled foreign corporations (“CFCs”) generate income that is subject to Subpart F of the U.S. Internal Revenue Code (“Subpart F”). Generally, passive income, such as rents, royalties, interest, dividends, and gains from disposal of our investments is among the types of income subject to taxation under Subpart F. Any income taxable under Subpart F is taxable in the U.S. at federal corporate income tax rates of up to 35%. Subpart F income also includes certain income from intra-Group transactions between Sohu.com Inc.’s non-U.S. subsidiaries and VIEs and Changyou’s non-U.S. subsidiaries and VIEs, or where Sohu.com Inc.’s non-U.S. subsidiaries or VIEs make an “investment in U.S. property,” such as holding the stock in, or making a loan to, a U.S. corporation. Under a provision of the U.S. tax code commonly referred to as the CFC look-through rule, Sohu.com Inc. has not had to treat dividends received by its CFC subsidiaries as Subpart F income includible in Sohu.com Inc.’s taxable income in the U.S. The CFC look-through rule, which is currently scheduled to expire for taxable years beginning after December 31, 2019, has been extended several times by the U.S. Congress. Unless further extended, the CFC look-through rule will be available for Sohu.com Inc.’s CFC subsidiaries and their VIEs only through their taxable years ending November 30, 2020.

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

Statement of Cash Flows (Topic 230): Restricted Cash. In November 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim period within those fiscal years. Early adoption is permitted, including adoption in an interim period. The standard should be applied to each period presented using a retrospective transition method. We are currently evaluating the impact of adopting this standard on our consolidated financial statements.

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

The following table sets forth a summary of our foreign currency sensitive financial instruments as of June 30, 2017. These financial instruments are recorded at their fair value.

	Denominated in (in thousands)
	US$	RMB	HK$	Others	Total
Cash and cash equivalents	$605,893	$322,975	$4,040	$803	$933,711
Short-term investments	0	308,928	0	0	308,928
Accounts receivable, net	3,973	247,462	859	257	252,551
Prepaid and other current assets	3,747	235,766	0	341	239,854
Available-for-sale equity securities	9,130	0	0	0	9,130
Restricted time deposits	240	29	0	0	269
Current liabilities	41,791	933,265	1,811	101	976,968
Long-term accounts payable	0	1,060	0	0	1,060

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

INFLATION RATE RISK

According to the National Bureau of Statistics of China, the consumer price index grew 1.4% in the first half of 2017, compared to an increase of 2.1% in the first half of 2016. While the increase for the first half of 2017 represented a decline in the rate of inflation compared to the corresponding period in 2016, there may be increases in the rate of inflation in the future that could have an adverse effect on our business.

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

Changyou’s new mobile game Legacy TLBB contributes a substantial portion of our revenue, and any decrease in the popularity of Legacy TLBB may have an adverse impact on us.

In the second quarter of 2017, the launch of Changyou’s new mobile game Legacy TLBB was well received initially and revenues from Legacy TLBB were $48.0 million, accounting for approximately 39% of Changyou’s online game revenues, and approximately 10% of the Sohu Group’s total revenues. However, due to the short lifespan of mobile games, as well as the availability of various mobile games in the market, Legacy TLBB may become less popular among mobile game players over time and the revenues derived from Legacy TLBB may decrease. As Changyou’s online game contributes a significant portion of our revenues, net income and operating cash flows, a decline in revenues from Legacy TLBB would have an adverse impact on us on our results of operations.

With the exception of the foregoing, there are no material changes or updates to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 27, 2016.

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

Dated: August 7, 2017

SOHU.COM INC.

By:	/s/ Joanna Lv
Joanna Lv
Acting Chief Financial Officer

Sohu.com Inc.

Quarterly Report on Form 10-Q for Quarter Ended June 30, 2017

EXHIBIT INDEX

10.1(1)	English translation of Credit Agreement, dated May 19, 2017, between Ping An Bank and Beijing Sohu New Media Information Technology Co., Ltd.

10.2(1)	English translation of Credit Agreement, dated May 19, 2017, between Ping An Bank and Fox Information Technology (Tianjin) Limited

10.3(1)	English translation of Credit Agreement, dated May 19, 2017, between Ping An Bank and Tianjin Jinhu Culture Development Co., Ltd.

10.4(1)	English translation of Form of Loan Agreement

10.5(1)	English translation of Asset Pledge Agreement, dated May 19, 2017, between Ping An Bank and Beijing Sohu New Momentum Information Technology Co., Ltd.

10.6(1)	English translation of Asset Pledge Agreement, dated May 19, 2017, between Ping An Bank and Beijing Sohu New Media Information Technology Co., Ltd.

10.7(1)	English translation of Asset Pledge Agreement, dated May19, 2017, between Ping An Bank and Beijing Sohu New Era Information Technology Co., Ltd.

10.8(1)	English translation of Guaranty Agreement, dated May 19, 2017, between Ping An Bank and Sohu.com (Game) Limited

10.9(1)	English translation of Commitment Letter, dated May 19, 2017, between Ping An Bank and the registrant

10.10(1)	English translation of Strategic Cooperation Agreement, dated May19, 2017, between Ping An Bank and the registrant

31.1	Rule 13a-14(a)/15d-14(a) Certification of Charles Zhang

31.2	Rule 13a-14(a)/15d-14(a) Certification of Joanna Lv

32.1	Section 1350 Certification of Charles Zhang

32.2	Section 1350 Certification of Joanna Lv

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2017 and 2016; (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2016; (iv) Condensed Consolidated Statements of Changes in Equity for the Six Months Ended June 30, 2017 and 2016; and (v) Notes to Condensed Consolidated Financial Statements, tagged using four different levels of detail.

(1)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on May 19, 2017