Form 10-Q
period 2017-09-30
SOHU COM INC
filed 2017-11-03
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at September 30, 2017
Common stock, $.001 par value	38,881,382

SOHU.COM INC.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SOHU.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except par value)

	As of
	December 31, 2016	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,050,957	$1,040,564
Restricted cash	0	1,501
Short-term investments	247,926	304,264
Accounts receivable, net	189,167	280,372
Assets held for sale	103,079	0
Prepaid and other current assets (including $29,019 and $31,213, respectively, due from a related party as of December 31, 2016 and September 30, 2017)	260,133	228,206

Total current assets	1,851,262	1,854,907

Fixed assets, net	503,631	529,734
Goodwill	68,290	70,957
Long-term investments, net	74,273	86,585
Intangible assets, net	32,131	31,463
Restricted time deposits	269	270
Prepaid non-current assets	4,734	4,205
Other assets	29,100	27,162

Total assets	$2,563,690	$2,605,283

LIABILITIES
Current liabilities:
Accounts payable (including accounts payable of consolidated variable interest entities (“VIEs”) without recourse to the Company of $15,824 and $56,945, respectively, as of December 31, 2016 and September 30, 2017)	$193,209	$270,939
Accrued liabilities (including accrued liabilities of consolidated VIEs without recourse to the Company of $96,695 and $79,203, respectively, as of December 31, 2016 and September 30, 2017)	324,876	342,555
Receipts in advance and deferred revenue (including receipts in advance and deferred revenue of consolidated VIEs without recourse to the Company of $44,797 and $48,307, respectively, as of December 31, 2016 and September 30, 2017)	118,951	131,723
Accrued salary and benefits (including accrued salary and benefits of consolidated VIEs without recourse to the Company of $10,306 and $7,770, respectively, as of December 31, 2016 and September 30, 2017)	92,475	72,635
Taxes payable (including taxes payable of consolidated VIEs without recourse to the Company of $11,475 and $12,099, respectively, as of December 31, 2016 and September 30, 2017)	40,014	73,118
Short-term bank loans (including short-term bank loans of consolidated VIEs without recourse to the Company of nil as of both December 31, 2016 and September 30, 2017)	0	61,027
Liabilities held for sale (including liabilities held for sale of consolidated VIEs without recourse to the Company of $3,232 and nil, respectively, as of December 31, 2016 and September 30, 2017)	3,902	0
Other short-term liabilities (including other short-term liabilities of consolidated VIEs without recourse to the Company of $89,994 and $77,106, respectively, as of December 31, 2016 and September 30, 2017, and due to a related party of $28,678 and $30,525, respectively, as of December 31, 2016 and September 30, 2017)	159,315	146,115

Total current liabilities	932,742	1,098,112

Long-term accounts payable (including long-term accounts payable of consolidated VIEs without recourse to the Company of nil as of both December 31, 2016 and September 30, 2017)	744	778
Long-term taxes payable (including long-term taxes payable of consolidated VIEs without recourse to the Company of $13,463 and $14,072, respectively, as of December 31, 2016 and September 30, 2017)	32,625	30,901
Deferred tax liabilities (including deferred tax liabilities of consolidated VIEs without recourse to the Company of $1,273 and $3,954, respectively, as of December 31, 2016 and September 30, 2017)	39,784	45,860

Total long-term liabilities	73,153	77,539

Total liabilities	1,005,895	1,175,651

Commitments and contingencies
SHAREHOLDERS’ EQUITY
Sohu.com Inc. shareholders’ equity:
Common stock: $0.001 par value per share (75,400 shares authorized; 38,742 shares and 38,881 shares, respectively, issued and outstanding as of December 31, 2016 and September 30, 2017)	45	45
Additional paid-in capital	821,867	840,483
Treasury stock (5,889 shares as of both December 31, 2016 and September 30, 2017)	(143,858)	(143,858)
Accumulated other comprehensive income	3,220	31,192
Retained earnings	312,306	51,915

Total Sohu.com Inc. shareholders’ equity	993,580	779,777
Noncontrolling interest	564,215	649,855

Total shareholders’ equity	1,557,795	1,429,632

Total liabilities and shareholders’ equity	$2,563,690	$2,605,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
Revenues:
Online advertising:
Brand advertising (including revenues generated from a related party of nil for both the three months ended September 30, 2016 and the three months ended September 30, 2017, and of $862 and nil, respectively, for the nine months ended September 30, 2016 and 2017)	$110,871	$74,832	$349,261	$242,315
Search and search-related advertising	150,667	225,363	444,633	554,145

Subtotal of online advertising revenues	261,538	300,195	793,894	796,460

Online games	98,553	132,427	300,309	340,150
Others	50,491	83,439	144,469	214,722

Total revenues	410,582	516,061	1,238,672	1,351,332

Cost of revenues:
Online advertising:
Brand advertising	102,137	75,733	281,427	280,660
Search and search-related advertising	76,457	115,422	210,547	294,221

Subtotal of cost of online advertising revenues	178,594	191,155	491,974	574,881

Online games	23,719	17,560	75,232	45,678
Others	20,571	53,679	60,783	138,908

Total cost of revenues	222,884	262,394	627,989	759,467

Gross profit	187,698	253,667	610,683	591,865

Operating expenses:
Product development	90,007	105,162	261,645	289,406
Sales and marketing (including expenses generated for a related party of nil for both the three months ended September 30, 2016 and the three months ended September 30, 2017, and of $216 and nil, respectively, for the nine months ended September 30, 2016 and 2017)	110,584	111,935	318,597	296,866
General and administrative	38,670	31,038	95,927	87,045
Goodwill impairment and impairment of intangible assets acquired as part of business acquisitions	0	86,882	0	86,882

Total operating expenses	239,261	335,017	676,169	760,199

Operating loss	(51,563)	(81,350)	(65,486)	(168,334)

Other income /(loss)	3,678	(5,068)	(16,971)	2,337
Interest income (including interest income generated from a related party of $294 and $295, respectively, for the three months ended September 30, 2016 and 2017, and $956 and $859, respectively, for the nine months ended September 30, 2016 and 2017)	6,327	6,497	17,448	16,781
Interest expense (including interest expense generated from a related party of $184 and $185, respectively, for the three months ended September 30, 2016 and 2017, and $488 and $537, respectively, for the nine months ended September 30, 2016 and 2017)	(209)	(1,141)	(1,151)	(1,521)
Exchange difference	702	(5,032)	3,546	(10,326)

Loss before income tax expense	(41,065)	(86,094)	(62,614)	(161,063)
Income tax expense	(974)	(15,927)	(15,272)	(39,363)

Net loss	(42,039)	(102,021)	(77,886)	(200,426)
Less: Net income attributable to the noncontrolling interest shareholders	32,775	1,939	80,238	59,965

Net loss attributable to Sohu.com Inc.	$(74,814)	$(103,960)	$(158,124)	$(260,391)

Net loss	(42,039)	(102,021)	(77,886)	(200,426)
Foreign currency translation adjustments	(7,619)	19,015	(35,031)	41,152
Change in unrealized gain /(loss) for available-for-sale securities	(693)	12,496	(2,121)	11,245

Other comprehensive income/(loss)	(8,312)	31,511	(37,152)	52,397

Comprehensive loss	(50,351)	(70,510)	(115,038)	(148,029)

Less: Comprehensive income attributable to noncontrolling interest shareholders	29,724	13,808	67,275	84,390

Comprehensive loss attributable to Sohu.com Inc.	$(80,075)	$(84,318)	$(182,313)	$(232,419)

Basic net loss per share attributable to Sohu.com Inc.	$(1.93)	$(2.67)	$(4.09)	$(6.70)

Shares used in computing basic net income per share attributable to Sohu.com Inc.	38,728	38,877	38,695	38,848

Diluted net loss per share attributable to Sohu.com Inc.	$(1.94)	$(2.67)	$(4.12)	$(6.72)

Shares used in computing diluted net income per share attributable to Sohu.com Inc.	38,728	38,877	38,695	38,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2016	2017
Cash flows from operating activities:
Net loss	$(77,886)	$(200,426)
Adjustments to reconcile net income /(loss) to net cash provided by operating activities:
Amortization of intangible assets and purchased video content in prepaid expense	105,773	110,883
Depreciation	53,769	61,000
Goodwill impairment and impairment of intangible assets acquired as part of business acquisitions	0	86,882
Impairment of other intangible assets and other assets	6,027	44,989
Provision for allowance for doubtful accounts	4,341	4,403
Share-based compensation expense	16,147	22,455
Investment loss from equity investments	1,006	850
Impairment of available-for-sale securities	0	5,754
Change in fair value of financial instruments	(7,732)	(5,566)
Others	(407)	(434)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	56,560	(84,542)
Prepaid and other assets	7,520	21,101
Accounts payable	17,507	20,624
Accrued liabilities and other short-term liabilities	64,720	(44,733)
Receipts in advance and deferred revenue	(2,792)	7,432
Taxes payable	(35,520)	26,463
Deferred tax	5,191	6,837

Net cash provided by operating activities	214,224	83,972
Cash flows from investing activities:
Purchase of financial instruments	(282,000)	(568,686)
Purchase of fixed assets	(89,990)	(64,764)
Purchase of intangible and other assets	(134,513)	(46,310)
Purchase of long-term investments	(12,940)	(7,680)
Matching loan to a related party	(18,115)	0
Cash released from restricted time deposits and time deposits, net	225,462	0
Proceeds from financial instruments	295,591	500,344
Return of funds from a third party	3,619	4,928
Other cash proceeds/(payments) related to investing activities	3,840	(3,065)

Net cash used in investing activities	(9,046)	(185,233)
Cash flows from financing activities:
Proceeds from short-term bank loan	0	67,785
Matching loan from a related party	17,041	0
Exercise of share-based awards in subsidiaries	291	493
Repayments of loans from banks	(344,500)	(6,914)
Repurchase of Sogou Class A Common Shares from noncontrolling shareholders	0	(3,190)
Other cash payments related to financing activities	(423)	(909)

Net cash provided by/(used in) financing activities	(327,591)	57,265

Effect of exchange rate changes on cash and cash equivalents	(20,427)	21,919
Reclassification of cash and cash equivalents from assets held for sale	(10,280)	11,684

Net decrease in cash and cash equivalents	(153,120)	(10,393)
Cash and cash equivalents at beginning of period	1,245,205	1,050,957

Cash and cash equivalents at end of period	$1,092,085	$1,040,564

Supplemental cash flow disclosures:
Barter transactions recognized in revenue	$9,259	$4,771
Supplemental schedule of non-cash investing activity:
Changes in payables and other liabilities related to fixed assets and intangible assets additions	0	54,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Nine Months Ended September 30, 2016

(In thousands)

		Sohu.com Inc. Shareholders’ Equity
	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$1,730,752	$45	$798,357	$(143,858)	$50,151	$536,327	$489,730
Share-based compensation expense	16,145	0	5,095	0	0	0	11,050
Settlement of share-based awards in subsidiary	337	0	19,136	0	0	0	(18,799)
Contribution from noncontrolling interest shareholder	0	0	1,333	0	0	0	(1,333)
Disposal of noncontrolling interest	(238)	0	0	0	0	0	(238)
Other	(46)	0	0	0	0	0	(46)
Net income/(loss) attributable to Sohu.com Inc. and noncontrolling interest shareholders	(77,886)	0	0	0	0	(158,124)	80,238
Accumulated other comprehensive loss	(37,152)	0	0	0	(24,189)	0	(12,963)

Ending balance	$1,631,912	$45	$823,921	$(143,858)	$25,962	$378,203	$547,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Nine Months Ended September 30, 2017

(In thousands)

		Sohu.com Inc. Shareholders’ Equity
	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$1,557,795	$45	$821,867	$(143,858)	$3,220	$312,306	$564,215
Share-based compensation expense	22,455	0	4,512	0	0	0	17,943
Settlement of share-based awards in subsidiaries	494	0	14,104	0	0	0	(13,610)
Repurchase of Sogou Class A Common Shares from noncontrolling shareholders	(3,190)	0	0	0	0	0	(3,190)
Disposal of noncontrolling interest	(80)	0	0	0	0	0	(80)
Net income/(loss) attributable to Sohu.com Inc. and noncontrolling interest shareholders	(200,426)	0	0	0	0	(260,391)	59,965
Accumulated other comprehensive income	52,397	0	0	0	27,972	0	24,425
Other	187	0	0	0	0	0	187

Ending balance	$1,429,632	$45	840,483	(143,858)	31,192	51,915	649,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. THE COMPANY AND BASIS OF PRESENTATION

Nature of Operations

Sohu.com Inc. (NASDAQ: SOHU), a Delaware corporation organized in 1996, is a leading Chinese online media, search and game service group providing comprehensive online products and services on PCs and mobile devices in the People’s Republic of China (the “PRC” or “China”). Sohu.com Inc.’s businesses are conducted by Sohu.com Inc. and its subsidiaries and VIEs (collectively referred to as the “Sohu Group” or “the Group”). The Sohu Group consists of Sohu, which when referred to in this report, unless the context requires otherwise, excludes the businesses and the corresponding subsidiaries and VIEs of Sogou Inc. (“Sogou”) and Changyou.com Limited (“Changyou”), Sogou and Changyou. Sogou and Changyou are indirect controlled subsidiaries of Sohu.com Inc. Sohu is a leading Chinese language online media content and services provider. Sogou is a leading online search and search-related services and mobile Internet products provider in China. Changyou is a leading online game developer and operator in China as measured by the popularity of its PC game Tian Long Ba Bu (“TLBB”) as well as its mobile game Legacy TLBB, and engages primarily in the development, operation and licensing of online games for PCs and mobile devices. Most of the Group’s operations are conducted through the Group’s China-based subsidiaries and VIEs.

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

Other Sohu Business

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

Sogou’s Business

Search and Search-related Business

The search and search-related business consists primarily of search and search-related advertising services offered by Sogou. Search and search-related advertising services enable advertisers’ promotional links to be displayed on Sogou’s search results pages and other Internet properties and third parties’ Internet properties where the links are relevant to the subject and content of searches and such properties. Sogou’s advertising services expand distribution of advertisers’ promotional links and advertisements by leveraging traffic on third parties’ Internet properties, including Web content, software, and mobile applications. The search and search-related business benefits from Sogou’s collaboration with Tencent Holdings Limited (together with its subsidiaries, “Tencent”), which provides Sogou access to traffic and content generated from the products and services provided by Tencent.

Revenues generated by the search and search-related business are classified as search and search-related advertising revenues in the Sohu Group’s consolidated statements of comprehensive income.

Other Sogou Business

Sogou also offers Internet value-added services (“IVAS”), primarily with respect to the operation of Web games and mobile games developed by third parties, and offers other products and services, including smart hardware products. Revenues generated by Sogou from Sogou’s other business are classified as other revenues in the Sohu Group’s consolidated statements of comprehensive income.

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

Changyou’s dominant game is TLBB, a PC-based client-end game. For the three and nine months ended September 30, 2017, revenues from TLBB were $48.3 million and $149.4 million, respectively, accounting for approximately 36% and 44%, respectively, of Changyou’s online game revenues, approximately 29% and 34%, respectively, of Changyou’s total revenues, and approximately 9% and 11%, respectively, of the Sohu Group’s total revenues. For the three and nine months ended September 30, 2016, revenues from TLBB were $56.0 million and $162.9 million, respectively, accounting for approximately 57% and 54%, respectively, of Changyou’s online game revenues, approximately 41% and 41%, respectively, of Changyou’s total revenues and approximately 14% and 13%, respectively, of the Sohu Group’s total revenues.

In the second quarter of 2017, Changyou launched a new mobile game, Legacy TLBB, which is operated by Tencent under license from Changyou. For the three months ended September 30, 2017, revenues from Legacy TLBB were $56.2 million, accounting for approximately 42% of Changyou’s online game revenues, approximately 34% of Changyou’s total revenues, and approximately 11% of the Sohu Group’s total revenues.

Platform Channel Business

Changyou’s platform channel business consists primarily of the operation of the 17173.com Website, one of the leading information portals in China, which provides news, electronic forums, online videos and other information services regarding online games to game players. Changyou’s platform channel business also offers a number of software applications for PCs and mobile devices through two platforms, RaidCall and MoboTap. RaidCall provides online music and entertainment services, primarily in Taiwan. MoboTap provides (a) software applications for PCs and mobile devices through Dolphin Browser, which is a gateway to a host of user activities on mobile devices with the majority of its users based in overseas markets, and (b) domestic online card and board games.

In 2014, Changyou purchased 51% of the equity interests in MoboTap on a fully-diluted basis for approximately $91 million in cash. Changyou’s intention in making the acquisition was to generate benefits from expected synergies of MoboTap’s Dolphin Browser with Changyou’s platform channel business.

In 2015, the financial performance of the Dolphin Browser was below original expectations, and Changyou’s management concluded that the Dolphin Browser was unable to provide the expected synergies with Changyou’s platform channel business. Accordingly management performed a goodwill impairment test using the discounted cash flow method for the goodwill generated in the acquisition of MoboTap. As a result, Changyou recorded $29.6 million and $8.9 million, respectively, in goodwill and intangible assets impairment losses. MoboTap then switched its focus to the development and operation of card and board games in China, which have been MoboTap’s main source of revenue since 2015.

In 2016, Changyou’s Board of Directors approved the disposal of Changyou’s 51% equity interest in MoboTap. Accordingly, the assets and liabilities attributable to MoboTap were classified as assets and liabilities held for sale and measured at the lower of their carrying amounts or their fair value, less cost to sell, in the Sohu Group’s consolidated balance sheet as of December 31, 2016.

In the first quarter of 2017, Changyou’s management determined that the disposal was unlikely to be completed within one year due to the suspension of negotiations with a potential buyer of MoboTap. As a result, the assets and liabilities held for sale related to MoboTap were reclassified and have been recorded as assets and liabilities held for use and measured at the lower of the carrying value before MoboTap was classified as held for sale, adjusted for any depreciation and amortization expense that would have been recognized had the assets and liabilities been continuously classified as held for use, or the fair value as of the reclassification date in the Sohu Group’s consolidated balance sheets commencing on the reclassification date. In the first quarter of 2017, Changyou recorded a $1.4 million expense in the consolidated statements of comprehensive income for catch-up of depreciation and amortization expense of the assets held for sale before the reclassification.

In the third quarter of 2017, due to reinforced restrictions the Chinese regulatory authorities imposed on card and board games, some of Changyou’s key distribution partners informed Changyou that they had decided to stop the distribution and promotion of card and board games, which had an adverse impact on MoboTap’s current performance, and also increased the uncertainty for its future operations and cash flow. As a result, Changyou determined that it is unlikely for MoboTap to gain users and grow its online card and board games revenues in China, Changyou management performed an impairment test in the third quarter of 2017 using the discounted cash flow method and impairment charges of $86.9 million were recognized to reflect the fair value of the MoboTap business, of which an $83.5 million impairment loss was recognized for goodwill and a $3.4 million impairment loss was recognized for intangible assets.

All revenues generated by the 17173.com Website are classified as brand advertising revenues, online card and board games revenues generated by MoboTap are classified as online game revenues, and IVAS revenues generated by MoboTap through the Dolphin Browser and generated by RaidCall are classified as other revenues in the Sohu Group’s consolidated statements of comprehensive income.

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

Noncontrolling Interest for Sogou

Sogou’s Share Structure

As of September 30, 2017, Sogou had outstanding a combined total of 336,194,956 ordinary shares and preferred shares held as follows:

(i)	Sohu.com Inc.: 130,920,250 Class A Ordinary Shares, of which 3,707,000 shares may be purchased by Sohu management and key employees under an option arrangement;

(ii)	Photon Group Limited, an investment vehicle of the Sohu Group’s Chairman and Chief Executive Officer Charles Zhang (“Photon”): 32,000,000 Series A Preferred Shares;

(iii)	Tencent: 6,757,875 Class A Ordinary Shares, 65,431,579 Series B Preferred Shares and 79,368,421 non-voting Class B Ordinary Shares; and

(iv)	Various employees of Sogou and Sohu: 21,716,831 Class A Ordinary Shares.

Sohu’s Shareholding in and Control of Sogou

As of September 30, 2017, Sohu.com Inc. held approximately 36% of the outstanding equity capital of Sogou on a fully-diluted basis, assuming for such purpose that all share options under the Sogou 2010 Share Incentive Plan and all share options under the Sohu Management Sogou Share Option Arrangement are granted and exercised, and that all of the Sogou Class A Ordinary Shares that Sogou has repurchased are re-issued to shareholders other than Sohu.com Inc. Also as of September 30, 2017, Sohu.com Inc. held over 50% of the total voting power of Sogou on a fully-diluted basis and controlled the election of a majority of the Board of Directors of Sogou, assuming that Tencent’s non-voting Class B Ordinary Shares are converted to voting shares, that all of the Sogou Class A Ordinary Shares that Sogou has repurchased are re-issued to shareholders other than Sohu.com Inc., and that all Sogou share options under the Sogou 2010 Share Incentive Plan and all Sogou share options under the Sohu Management Sogou Share Option Arrangement are granted and exercised.

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

Voting Agreement Signed among Sohu, Tencent, and Sogou in August 2017

In August 2017, in anticipation of Sogou’s previously-announced currently pending proposed IPO, Sohu, Tencent, and Sogou entered into a voting agreement (the “Voting Agreement”) that will take effect upon the completion of the proposed IPO. Effective upon the completion of the proposed IPO, all of the Sogou shares held by Sohu for its own account and all of the Sogou shares held by Tencent will be redesignated as Class B Ordinary Shares. Each Class B Ordinary Share will be entitled to ten votes per share on any matter brought to a vote of Sogou shareholders, whereas Class A Ordinary Shares, which will be held by shareholders other than Sohu and Tencent, will be entitled to one vote per share. As a result of the additional voting power of the Class B Ordinary Shares, upon the completion of the proposed IPO Sogou and Tencent will together have the power to determine all matters that may come to a vote of Sogou’s shareholders, including the election of directors. Under the Voting Agreement, following the completion of Sogou’s proposed IPO, Sohu will have the right to appoint a majority of Sogou’s Board of Directors and Tencent will have the right to appoint two directors. Sohu will continue to consolidate Sogou in its financial statements following the completion of the proposed IPO, and will provide for non-controlling interests reflecting ordinary shares in Sogou held by shareholders other than Sohu.

Noncontrolling Interest for Changyou

Changyou is a public company listed on the NASDAQ Global Select Market. As of September 30, 2017, Sohu.com Inc. held approximately 68% of the combined total of Changyou’s outstanding ordinary shares, and controlled approximately 95% of the total voting power in Changyou.

As Changyou’s controlling shareholder, Sohu.com Inc. consolidates Changyou in its consolidated financial statements, and recognizes noncontrolling interest reflecting the economic interest in Changyou held by shareholders other than Sohu.com Inc. (the “Changyou noncontrolling shareholders”). Changyou’s net income /(loss) attributable to the Changyou noncontrolling shareholders is recorded as noncontrolling interest in the Sohu Group’s consolidated statements of comprehensive income, based on the noncontrolling shareholders’ share of the economic interest in Changyou. Changyou’s cumulative results of operations attributable to the Changyou noncontrolling shareholders, along with changes in shareholders’ equity, adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled and adjustment for changes in Sohu.com Inc.’s ownership in Changyou, are recorded as noncontrolling interest in the Sohu Group’s consolidated balance sheets.

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

The accompanying unaudited condensed consolidated interim financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the nine months ended September 30, 2017 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

2. SEGMENT INFORMATION

The Sohu Group’s segments are business units that offer different services and are reviewed separately by the chief operating decision maker (the “CODM”), or the decision making group, in deciding how to allocate resources and in assessing performance. The Group’s CODM is Sohu.com Inc.’s Chief Executive Officer.

The following tables present summary information by segment (in thousands):

	Three Months Ended September 30, 2016
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$109,560	$165,952	$135,862	$(792)	$410,582
Segment cost of revenues	(102,772)	(78,788)	(41,071)	42	(222,589)

Segment gross profit	6,788	87,164	94,791	(750)	187,993
SBC (2) in cost of revenues	(266)	(3)	(26)	0	(295)

Gross profit	6,522	87,161	94,765	(750)	187,698

Operating expenses:
Product development (3)	(25,043)	(34,496)	(27,410)	1,047	(85,902)
Sales and marketing (1)	(66,555)	(26,011)	(18,311)	1,045	(109,832)
General and administrative	(11,831)	(6,409)	(12,432)	20	(30,652)
SBC (2) in operating expenses	(5,509)	(190)	(7,176)	0	(12,875)

Total operating expenses	(108,938)	(67,106)	(65,329)	2,112	(239,261)

Operating profit /(loss)	(102,416)	20,055	29,436	1,362	(51,563)

Other income (3)	1,379	970	2,691	(1,362)	3,678
Interest income (4)	2,396	705	6,929	(3,703)	6,327
Interest expense (4)	(2,862)	0	(1,050)	3,703	(209)
Exchange difference	(297)	481	518	0	702

Income /(loss) before income tax benefit /(expense)	(101,800)	22,211	38,524	0	(41,065)

Income tax benefit /(expense)	635	(2,128)	519	0	(974)

Net income /(loss)	$(101,165)	$20,083	$39,043	$0	$(42,039)

Note (1):	The elimination mainly consists of revenues and expenses generated from marketing services among the Sohu, Sogou and Changyou segments.

Note (2):	“SBC” stands for share-based compensation expense.

Note (3):	The elimination mainly consists of leasing income and expenses generated from a building that Sohu leases to Sogou.

Note (4):	The elimination represents interest income/ (expense) resulting from intra-Group loans between the Sohu segment and the Changyou segment.

	Three Months Ended September 30, 2017
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$93,648	$257,345	$165,572	$(504)	$516,061
Segment cost of revenues	(87,900)	(130,299)	(43,961)	48	(262,112)

Segment gross profit	5,748	127,046	121,611	(456)	253,949
SBC (2) in cost of revenues	(278)	0	(4)	0	(282)

Gross profit	5,470	127,046	121,607	(456)	253,667

Operating expenses:
Product development (3)	(29,225)	(40,000)	(35,281)	1,591	(102,915)
Sales and marketing (1)	(50,239)	(44,791)	(17,467)	906	(111,591)
General and administrative	(11,551)	(6,246)	(9,591)	32	(27,356)
Goodwill impairment and impairment of intangible assets acquired as part of business acquisitions	0	0	(86,882)	0	(86,882)
SBC (2) in operating expenses	(3,753)	(316)	(2,204)	0	(6,273)

Total operating expenses	(94,768)	(91,353)	(151,425)	2,529	(335,017)

Operating profit /(loss)	(89,298)	35,693	(29,818)	2,073	(81,350)

Other income/(expense) (3)	(3,534)	(42)	581	(2,073)	(5,068)
Interest income (4)	1,731	2,390	8,916	(6,540)	6,497
Interest expense (4)	(6,576)	0	(1,105)	6,540	(1,141)
Exchange difference	(973)	(2,475)	(1,584)	0	(5,032)

Income /(loss) before income tax expense	(98,650)	35,566	(23,010)	0	(86,094)

Income tax expense	(541)	(4,593)	(10,793)	0	(15,927)

Net income /(loss)	$(99,191)	$30,973	$(33,803)	$0	$(102,021)

Note (1):	The elimination mainly consists of revenues and expenses generated from marketing services among the Sohu, Sogou and Changyou segments.

Note (2):	“SBC” stands for share-based compensation expense.

Note (3):	The elimination mainly consists of leasing income and expenses generated from a building that Sohu leases to Sogou.

Note (4):	The elimination represents interest income/ (expense) resulting from intra-Group loans between the Sohu segment and the Changyou segment.

	Nine Months Ended September 30, 2016
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$357,437	$488,829	$394,862	$(2,456)	$1,238,672
Segment cost of revenues	(284,765)	(218,394)	(124,795)	259	(627,695)

Segment gross profit	72,672	270,435	270,067	(2,197)	610,977
SBC (2) in cost of revenues	(255)	(3)	(36)	0	(294)

Gross profit	72,417	270,432	270,031	(2,197)	610,683

Operating expenses:
Product development (3)	(71,606)	(99,781)	(87,785)	3,328	(255,844)
Sales and marketing (1)	(194,171)	(82,618)	(43,921)	3,040	(317,670)
General and administrative	(36,914)	(13,972)	(35,985)	69	(86,802)
SBC (2) in operating expenses	(4,007)	(2,542)	(9,304)	0	(15,853)

Total operating expenses	(306,698)	(198,913)	(176,995)	6,437	(676,169)

Operating profit /(loss)	(234,281)	71,519	93,036	4,240	(65,486)

Other income /(expense) (3)	3,832	(26,623)	10,060	(4,240)	(16,971)
Interest income (4)	6,851	4,233	15,135	(8,771)	17,448
Interest expense (4)	(6,739)	0	(3,183)	8,771	(1,151)
Exchange difference	366	819	2,361	0	3,546

Income /(loss) before income tax benefit /(expense)	(229,971)	49,948	117,409	0	(62,614)

Income tax benefit /(expense)	1,505	(4,550)	(12,227)	0	(15,272)

Net income /(loss)	$(228,466)	$45,398	$105,182	$0	$(77,886)

Note (1):	The elimination mainly consists of revenues and expenses generated from marketing services among the Sohu, Sogou and Changyou segments.

Note (2):	“SBC” stands for share-based compensation expense.

Note (3):	The elimination mainly consists of leasing income and expenses generated from a building that Sohu leases to Sogou.

Note (4):	The elimination represents interest income/ (expense) resulting from intra-Group loans between the Sohu segment and the Changyou segment.

	Nine Months Ended September 30, 2017
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$286,990	$630,572	$435,803	$(2,033)	$1,351,332
Segment cost of revenues	(317,649)	(323,213)	(118,027)	118	(758,771)

Segment gross profit	(30,659)	307,359	317,776	(1,915)	592,561
SBC (2) in cost of revenues	(619)	(5)	(72)	0	(696)

Gross profit	(31,278)	307,354	317,704	(1,915)	591,865

Operating expenses:
Product development (3)	(82,251)	(110,335)	(91,911)	4,590	(279,907)
Sales and marketing (1)	(152,233)	(106,147)	(39,785)	3,238	(294,927)
General and administrative	(29,859)	(16,182)	(26,769)	95	(72,715)
Goodwill impairment and impairment of intangible assets acquired as part of business acquisitions	0	0	(86,882)	0	(86,882)
SBC (2) in operating expenses	(3,304)	(5,313)	(17,151)	0	(25,768)

Total operating expenses	(267,647)	(237,977)	(262,498)	7,923	(760,199)

Operating profit /(loss)	(298,925)	69,377	55,206	6,008	(168,334)

Other income /(expense) (3)	2,799	112	5,434	(6,008)	2,337
Interest income (4)	5,130	6,187	23,526	(18,062)	16,781
Interest expense (4)	(16,317)	0	(3,266)	18,062	(1,521)
Exchange difference	(1,165)	(5,277)	(3,884)	0	(10,326)

Income /(loss) before income tax expense	(308,478)	70,399	77,016	0	(161,063)

Income tax expense	(2,413)	(7,672)	(29,278)	0	(39,363)

Net income /(loss)	$(310,891)	$62,727	$47,738	$0	$(200,426)

Note (1):	The elimination mainly consists of revenues and expenses generated from marketing services among the Sohu, Sogou and Changyou segments.

Note (2):	“SBC” stands for share-based compensation expense.

Note (3):	The elimination mainly consists of leasing income and expenses generated from a building that Sohu leases to Sogou.

Note (4):	The elimination represents interest income/ (expense) resulting from intra-Group loans between the Sohu segment and the Changyou segment.

	As of December 31, 2016
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Cash and cash equivalents	$167,691	$286,078	$597,188	$0	$1,050,957
Accounts receivable, net	100,317	41,781	47,150	(81)	189,167
Fixed assets, net	196,839	117,022	189,770	0	503,631
Total assets (1)	$1,241,844	$499,589	$1,708,037	$(885,780)	$2,563,690

Note (1):	The elimination for segment assets mainly consists of elimination of intra-Group loans between the Sohu segment and the Changyou segment, and elimination of long-term investments in subsidiaries and consolidated VIEs.

	As of September 30, 2017
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Cash and cash equivalents	$90,540	$373,141	$576,883	$0	$1,040,564
Accounts receivable, net	103,400	71,628	105,429	(85)	280,372
Fixed assets, net	198,282	141,328	190,124	0	529,734
Total assets (1)	$1,134,611	$677,174	$1,850,960	$(1,057,462)	$2,605,283

Note (1):	The elimination for segment assets mainly consists of elimination of intra-Group loans between the Sohu segment and the Changyou segment, and elimination of long-term investments in subsidiaries and consolidated VIEs.

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

Sohu Video Share-based Awards

On January 4, 2012, Sohu Video, the holding entity of Sohu’s video division, adopted a 2011 Share Incentive Plan (the “Video 2011 Share Incentive Plan”) which provides for the issuance of up to 25,000,000 ordinary shares of Sohu Video (representing approximately 10% of the outstanding Sohu Video shares on a fully-diluted basis) to management and key employees of the video division and to Sohu management. As of September 30, 2017, grants of options for the purchase of 16,368,200 ordinary shares of Sohu Video had been contractually made, of which options for the purchase of 4,972,800 ordinary shares were vested.

For purposes of ASC 718-10-25, as of September 30, 2017, no grant date had occurred, because the broader terms and conditions of the option awards had neither been finalized nor mutually agreed upon with the recipients. Therefore the fair value of the awards was not determinable and could not be accounted for. In accordance with ASC 718-10-55, the Group’s management determined that the service inception date with respect to vested option awards for the purchase of 4,972,800 shares had preceded the grant date. Therefore, the Group recognized compensation expense for these vested Sohu Video share-based awards and re-measured, and will re-measure, the compensation expense on each subsequent reporting date based on the then-current fair values of these vested awards until the grant date is established.

Share-based Compensation Expense Recognition

Share-based compensation expense was recognized in costs and expenses for the three and nine months ended September 30, 2016 and the three and nine months ended September 30, 2017 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Share-based compensation expense	2016	2017	2016	2017
Cost of revenues	$295	$281	$294	$696
Product development expenses	4,105	2,247	5,801	9,499
Sales and marketing expenses	752	344	927	1,939
General and administrative expenses	8,018	3,682	9,125	14,330

	$13,170	$6,554	$16,147	$26,464

Share-based compensation expense was recognized for share awards of Sohu (excluding Sohu Video), Sogou, Changyou and Sohu Video as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Share-based compensation expense	2016	2017	2016	2017
For Sohu (excluding Sohu Video) share-based awards	$5,639	$4,086	$4,749	$4,088
For Sogou share-based awards (2)	180	310	2,505	5,302
For Changyou share-based awards	7,202	2,208	9,340	17,223
For Sohu Video share-based awards (1)	149	(50)	(447)	(149)

	$13,170	$6,554	$16,147	$26,464

Note (1): The negative amount represented re-measured compensation expense based on the then-current fair value of the awards on the reporting date.

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

There was no capitalized share-based compensation expense for the three and nine months ended September 30, 2016 and 2017.

For details of the share-based compensation expenses of the Sohu Group, see Note 12.

4. RELATED PARTY TRANSACTIONS

Under an agreement between Sohu and Fox Financial entered into in August 2014, Sohu invested $4.8 million and $16.1 million, respectively, in Fox Financial in August 2014 and April 2015. In February 2016, Sohu invested an additional $10.5 million in Fox Financial, see Note 6 - Fair Value Measurements - Other Financial Instruments - Long-term Investments.

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

As of September 30, 2017, Changyou had U.S. dollar-denominated loans payable to Fox Financial in a total amount of approximately $29.4 million, which was recorded in other short-term liabilities, and RMB-denominated loans receivable from Fox Financial in a total amount of approximately $29.4 million, which was recorded in prepaid and other current assets. For the three months and nine months ended September 30, 2017, Changyou incurred interest expense of $0.2 million and $0.5 million, respectively, and earned interest income of $0.3 million and $0.9 million, respectively. As of September 30, 2017, total interest expense payable to Fox Financial amounted to $1.1 million, which was recorded in other short-term liabilities; and total interest income receivable from Fox Financial was $1.8 million, which was recorded in prepaid and other current assets.

Other Information

For the three months ended September 30, 2017 and 2016, the Sohu Group generated no brand advertising revenue and no sales and marketing expense from Fox Financial. For the nine months ended September 30, 2017 and 2016, the Sohu Group generated brand advertising revenue from Fox Financial of nil and $0.9 million, respectively, and incurred sales and marketing expense for Fox Financial of nil and $0.2 million, respectively.

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

Also on October 24, 2016, Sohu.com (Game) Limited (“Sohu Game”), a Cayman Islands company that is an indirect subsidiary of Sohu and is the direct parent of Changyou, and Changyou entered into a share pledge agreement (the “Share Pledge Agreement”) pursuant to which Sohu Game pledged to Changyou 11,386,228 Class B ordinary shares of Changyou held by Sohu Game. The number of Class B ordinary shares pledged by Sohu Game to Changyou is subject to upward adjustment from time to time while amounts are outstanding under the Loan Agreement if the price of Changyou’s American depositary shares (“ADSs”) on the Nasdaq Global Select Market drops for at least 10 consecutive trading days by an amount of 20% or more from such price as of the date of the Share Pledge Agreement, and is subject to further upward adjustment in the event of any additional incremental drops of 20% or more in the price of Changyou’s ADSs during 10 consecutive trading days. The share pledge agreement gives Changyou the right to apply the outstanding principal and accrued interest on the loan to the repurchase of Changyou Class B ordinary shares from Sohu Game in the event that such principal and interest under the Loan Agreement are not paid when due. As of September 30, 2017, the number of Class B ordinary shares pledged by Sohu Game to Changyou was 13,704,663.

In December 2016, March 2017 and April 2017, Sohu Media received RMB500.0 million (or approximately $73.8 million), RMB200.0 million (or $29.5 million) and RMB 300.0 million (or $44.3 million), respectively, from AmazGame. As of September 30, 2017, the total outstanding balance of the loan was RMB1.00 billion (or $147.6 million). The intra-Group loan has been eliminated upon consolidation.

6. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The Sohu Group’s financial instruments include cash equivalents, restricted cash, short-term investments, accounts receivable, assets held for sale, prepaid and other current assets, long-term investments (including available-for-sale equity securities), restricted time deposits, accounts payable, accrued liabilities, receipts in advance and deferred revenue, short-term bank loans, liabilities held for sale, other short-term liabilities and long-term accounts payable.

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

The following table sets forth the financial instruments, measured at fair value by level within the fair value hierarchy, as of September 30, 2017 (in thousands):

		Fair value measurements at reporting date using
Items	As of September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$894,099	$0	$894,099	$0
Restricted cash	1,501	0	1,501	0
Short-term investments	304,264	0	304,264	0
Available-for-sale equity securities	20,833	20,833	0	0
Restricted time deposits	270	0	270	0

Total Assets	$1,220,967	$20,833	$1,200,134	$0

Foreign exchange forward contracts recognized in other short-term liabilities	$469	$0	$469	$0

Cash Equivalents

The Sohu Group’s cash equivalents mainly consist of time deposits with original maturities of three months or less, and highly liquid investments that are readily convertible to known amounts of cash. The fair values of cash equivalents are determined based on the pervasive interest rates in the market. The Group classifies the valuation techniques that use the pervasive interest rates input as Level 2 of fair value measurements. Generally, there are no quoted prices in active markets for identical cash equivalents at the reporting date. In order to determine the fair value, the Group must use the discounted cash flow method and observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Short-term Investments

As of September 30, 2017 and December 31, 2016, the Sohu Group’s investment in financial instruments was $304.3 million and $247.9 million, respectively. The investment instruments were issued by commercial banks in China, and have a variable interest rate indexed to performance of underlying assets. Since these investments’ maturity dates are within one year, they are classified as short-term investments. For the three and nine months ended September 30, 2017, the Sohu Group recorded in the consolidated statements of comprehensive income changes in the fair value of short-term investments in the amounts of $3.4 million and $9.1 million, respectively. For the three and nine months ended September 30, 2016, the Sohu Group recorded in the consolidated statements of comprehensive income changes in the fair value of short-term investments in the amounts of $2.8 million and $5.3 million, respectively.

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

On August 12, 2014, Sohu acquired approximately 6% of the total outstanding common shares of Keyeast Co., Ltd., a Korean-listed company (“Keyeast”), for a purchase price of $15.1 million. The Sohu Group classified this investment as available-for-sale equity securities under long-term investments, and reported it at fair value using a market approach based on Keyeast’s stock price on the South Korean stock market. The unrealized income or loss representing the change in fair value of this investment was recorded in accumulated other comprehensive income /(loss) in the Sohu Group’s consolidated balance sheets. The fair value of this investment was continually below its original cost for a twelve-month period ended July 31, 2017. Management considered the decline in the fair value to be other-than-temporary, and the Sohu Group recognized an impairment loss of $5.8 million in other income /(loss) in the Sohu Group’s consolidated statements in the third quarter of 2017. As of September 30, 2017, the fair value of the Keyeast available-for-sale equity securities held by Sohu was $7.8 million.

On May 5, 2011, Sohu acquired 2% of the equity interests of Hylink Digital Solution Co., Ltd (“Hylink”), for a purchase price of RMB15 million ($2.3 million). Given that Sohu neither controls nor has significant influence over Hylink, and the equity interest of Hylink did not have a readily determinable fair value, Sohu accounted for this investment using the cost method. On August 2, 2017, Hylink completed its IPO on the Shanghai Stock Exchange. Upon the completion of Hylink’s IPO, Sohu’s interest in Hylink was diluted to 1.5% of Hylink’s total ordinary shares then outstanding. The Sohu Group reclassified this investment as available-for-sale equity securities with the investment’s fair value measured based on Hylink’s stock price on the Shanghai Stock Exchange. As of September 30, 2017, the fair value of the Hylink available-for-sale equity securities held by Sohu was RMB86.7 million ($13.1 million). Unrealized income representing the change in fair value of $10.8 million was recorded in accumulated other comprehensive income in the Sohu Group’s consolidated balance sheets.

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

Foreign Exchange Forward Contracts

In September 2016 and January 2017, Changyou entered into foreign exchange forward contracts with banks in an aggregate nominal amount of $100 million and $50 million, respectively. Changyou entered into the foreign exchange forward contracts in compliance with its risk management policy for the purpose of eliminating the negative impact on earnings and equity resulting from fluctuations in the exchange rate between the U.S. dollar and the RMB. For the three and nine months ended September 30, 2017, the Sohu Group recorded changes in the fair value of the forward contracts consisting of a gain of $0.2 million and a loss of $3.5 million, respectively, in the consolidated statements of comprehensive income.

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

In March 2017, Fox Financial issued additional common shares to new investors, while shares held by Sohu remained unchanged. As a result, Sohu’s shareholding percentage of common shares was diluted from 7% to 6%. In accordance with ASC 320-10-40, the Group recognized dilution gain of $0.7 million in other income in the first quarter of 2017. As of September 30, 2017, the carrying value of Sohu’s investment in Fox Financial was $25.2 million.

Long-term Investment in Zhihu

As of September 30, 2017, Sogou had invested a cumulative total of $18.9 million in Zhihu Technology Limited (“Zhihu”), a company that engages primarily in the business of operating an online question and answer-based knowledge and information-sharing platform. Sogou accounted for the investment in Zhihu using the cost method, since Sogou does not have significant influence over Zhihu and the underlying shares are not considered in-substance common stock.

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

In May 2017, Sohu entered into a one year factoring contract with recourse with HSBC, pursuant to which Sohu may borrow from HSBC from time to time up to a combined aggregate of RMB180.0 million (or $27.1 million), which is the upper limit reviewed by HSBC at least annually. The loan is secured by up to RMB198.0 million (or $29.8 million) of Sohu’s accounts receivable and guaranteed by Sohu Media. Interest will accrue on the principal amounts of the loans outstanding at an annual rate published by the People’s Bank of China (the “PBOC”). As of September 30, 2017, the total outstanding balance of the loan was RMB5.0 million (or $0.8 million), which is secured by a pledge of accounts receivable equal to 110% of this amount. As of the date of the filing of this report, all of the outstanding loan balance had been repaid.

•	Credit agreements with Ping An Bank Co., Ltd. (“Ping An Bank”)

In May 2017, Sohu entered into credit agreements with Ping An Bank pursuant to which Sohu was entitled to borrow from Ping An Bank from time to time until May 18, 2020 up to a combined aggregate of RMB2.50 billion (or $376.7 million). The loan was initially secured by pledges of Sohu’s two buildings and is guaranteed by Sohu.com (Game) Limited (“Sohu Game”). The initial interest rate for the loans was an annual rate equal to 115% of the rate published by the PBOC. In July 2017, Sohu entered into an amendment of its loan arrangements with Ping An Bank pursuant to which interest on outstanding principal amounts will accrue at a rate designated separately upon each drawdown based on the benchmark loan rate published by the PBOC with reference to then prevailing market interest rates. In July 2017, Sohu drew down from Ping An Bank pursuant to the loan arrangements a loan with a term of 12 months in the amount of RMB400.0 million (or approximately $59.0 million) and an interest rate of 6.525%, which is 150% of the rate published by the PBOC as of the date of the drawdown. In September 2017, Sohu entered into another amendment of its loan arrangements with Ping An Bank pursuant to which the maximum amount that Sohu is entitled to borrow has been reduced from RMB2.5 billion (or $376.7 million) to RMB600 million (or $90.4 million), and one of the Sohu’s buildings has been released from the loan agreement as a subject matter of pledge. As of September 30, 2017, the total outstanding balance of the loan was RMB400 million (or $60.3 million).

Long-term Payables

Long-term accounts payable and long-term bank loans are financial liabilities with carrying values that approximate fair value due to any changes in fair value, after considering the discount rate, being immaterial. The Group estimated fair values using the discounted cash flow method, and classifies the valuation technique as Level 2 of fair value measurements.

In September 2017, Sohu entered into credit agreements with the Industrial and Commercial Bank of China Limited (“ICBC”) pursuant to which Sohu will be entitled to borrow from ICBC from time to time until March 31, 2018 up to a combined aggregate of RMB800 million (or $123 million). The outstanding principal amount of the loan will be payable in four equal installments, with the first installment payable 18 months after the drawdown and the other three installments payable semi-annually at the end of each of the three successive six-month periods after the first installment payment. The loan is secured by the pledge of Sohu’s building that was released based upon the amendment of Sohu’s loan arrangements with Ping An Bank. Interest will accrue on the principal amounts of the loans outstanding at an annual rate equal to the Loan Prime Rate (“LPR”) published by the National Interbank Funding Center, plus 1.2%. As of September 30, 2017, there was no outstanding loan balance under the credit agreements with ICBC.

7. IMPAIRMENT OF PURCHASED VIDEO CONTENT

In the second quarter of 2017, the Sohu Group recognized an impairment loss of $44.9 million in cost of revenues with respect to its purchased video content, which was mainly due to the ongoing restructuring of the sales team of Sohu Video as well as a strategic shift to reduce purchasing of licensed video content beginning in the second half of 2016. These two factors had an adverse impact on Sohu Video’s performance for the second quarter of 2017, which failed to meet management’s expectations. Management also revised downward its expectations of the programming usefulness of certain of Sohu Video’s purchased video content. The discounted cash flow method was used to determine the fair value of this purchased video content.

8. GOODWILL

Changes in the carrying value of goodwill by segment are as follows (in thousands):

	Sohu	Sogou	Changyou	Total
Balance as of December 31, 2016
Goodwill	$72,011	5,565	96,949	174,525
Accumulated impairment losses	(35,788)	0	(70,447)	(106,235)

	$36,223	$5,565	$26,502	$68,290

Transactions in 2017
Goodwill associated with MoboTap and reclassification of assets held for sale to assets held for use (1)	0	0	83,470	83,470
Goodwill associated with an acquisition	1,000	0	0	1,000
Foreign currency translation adjustment	681	251	735	1,667
Goodwill impairment (2)	0	0	(83,470)	(83,470)

Balance as of September 30, 2017	$37,904	$5,816	$27,237	$70,957

Balance as of September 30, 2017
Goodwill	$73,692	$5,816	$181,154	$260,662
Accumulated impairment losses	(35,788)	0	(153,917)	(189,705)

	$37,904	$5,816	$27,237	$70,957

Note (1): Represents goodwill associated with the reclassification of assets held for sale to assets held for use in connection with MoboTap. See Note 6 – Fair Value Measurements – Assets and Liabilities Held for Sale.

Note (2): Represents goodwill impairment associated with the MoboTap business recognized in the third quarter of 2017. Due to reinforced restrictions the Chinese regulatory authorities imposed on online card and board games, some of Changyou’s key distribution partners informed Changyou that they had decided to stop the distribution and promotion of card and board games in the third quarter of 2017, which had an adverse impact on MoboTap’s current performance, and also increased the uncertainty for its future operations and cash flow. As a result, Changyou determined that it is unlikely for MoboTap to gain users and grow its online card and board games revenues in China, Changyou management performed an impairment test in the third quarter of 2017 using the discounted cash flow method, and impairment charges of $86.9 million were recognized to reflect the fair value of the MoboTap business, of which an $83.5 million impairment loss was recognized for goodwill and a $3.4 million impairment loss was recognized for intangible assets.

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

As of September 30, 2017, the following principal entities of the Sohu Group were qualified as HNTEs and were entitled to an income tax rate of 15%.

For Sohu’s Business

•	Beijing Sohu New Momentum Information Technology Co., Ltd. (“Sohu New Momentum”). Sohu New Momentum qualified as an HNTE for the years 2016 to 2018, and will need to re-apply for HNTE qualification in 2019.

•	Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”). Sohu Internet qualified as an HNTE for the years 2015 to 2017, and will need to re-apply for HNTE qualification in 2018.

•	Sohu Media and Guangzhou Qianjun Network Technology Co., Ltd (“Guangzhou Qianjun”). Sohu Media and Guangzhou Qianjun re-applied for HNTE qualification in August 2017 and May 2017, respectively. New Media’s re-application has been approved, and it is qualified as an HNTE for 2017 to 2019 and will need to re-apply for qualification in 2020. Pending approval of its re-application, Guanzhou Qianjun is entitled to continue to enjoy the beneficial tax rate as if it had already qualified as an HNTE for 2017.

For Sogou’s Business

•	Beijing Sogou Information Service Co., Ltd. (“Sogou Information”). Sogou Information qualified as an HNTE for the years 2015 to 2017, and will need to re-apply for HNTE qualification in 2018.

•	Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”). Sogou Technology re-applied for HNTE qualification in September 2017. Pending approval of its re-application, Sogou Technology is entitled to continue to enjoy the beneficial tax rate as if it had already qualified as an HNTE for 2017.

•	Beijing Sogou Network Technology Co., Ltd. (“Sogou Network”). Sogou Network qualified as an HNTE for the years 2016 to 2018, and will need to re-apply for HNTE qualification in 2019.

For Changyou’s Business

•	Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”) and Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”). Gamease and AmazGame re-applied for HNTE qualification in August 2017 and October 2017, respectively. Pending approval of their re-applications, AmazGame and Gamease are entitled to continue to enjoy the beneficial tax rate as if they had already qualified as HNTEs for 2017.

•	Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”). Gamespace qualified as HNTE for the years 2017 to 2019, and will need to re-apply for HNTE qualification in 2020.

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

For Sohu’s Business

•	Sohu New Momentum. In the second quarter of 2017, Sohu New Momentum completed a self-assessment and filed required supporting documents to entitle it to the first year of an income tax rate reduction from 25% to 12.5% as a Software Enterprise for 2016, and will follow the same process in 2018 to entitle it to the second year of an income tax rate reduction from 25% to 12.5%.

For Sogou’s Business

•	Sogou Technology. In the second quarter of 2017, Sogou Technology completed a self-assessment and filed required supporting documents for KNSE status for 2016, and will follow the same process in 2018 for KNSE status for 2017.

For Changyou’s Business

•	AmazGame. In the second quarter of 2017, AmazGame completed a self-assessment and filed required supporting documents for KNSE status for 2016, and will follow the same process in 2018 for KNSE status for 2017. In the third quarter of 2017, AmazeGame was qualified as a KNSE after the relevant government authorities’ assessment and was entitled to a preferential income tax rate of 10% for 2016.

•	Baina (Wuhan) Information Technology Co., Ltd. (“Wuhan Baina Information”). In the second quarter of 2017, Wuhan Baina Information completed a self-assessment and filed required supporting documents to entitle it to the first year of an income tax exemption as a Software Enterprise for 2016, and will follow the same process in 2018 to entitle it to the second year of an income tax exemption for 2017.

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

In order to fund the distribution of a dividend to shareholders of the Sohu Group’s majority-owned subsidiary Changyou, Changyou’s management determined to cause one of its PRC subsidiaries to declare and distribute a cash dividend of all of its stand-alone 2012 earnings and half of its stand-alone subsequent years’ earnings to its direct overseas parent company, Changyou.com (HK) Limited (“Changyou HK”). As of September 30, 2017, Changyou had accrued deferred tax liabilities in the amount of $29.5 million for PRC withholding tax.

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

The Group did not have any significant penalties or significant interest associated with tax positions for the three and nine months ended September 30, 2017, nor did the Group have any significant unrecognized uncertain tax positions for the three and nine months ended September 30, 2017.

10. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2017 (in thousands):

As of September 30,	2017	2018	2019	2020	2021	Thereafter	Total Payments Required
Purchase of cinema advertisement slot rights	15,795	78,225	43,686	20,124	2,858	79	160,767
Purchase of content and services – video	27,087	16,379	18,718	580	0	0	62,764
Purchase of bandwidth	26,827	13,771	1,261	1,103	322	0	43,284
Operating lease obligations	4,290	14,417	3,234	1,032	60	10	23,043
Expenditures for operating rights for licensed games with technological feasibility	529	19,154	0	0	0	0	19,683
Purchase of content and services – others	5,766	2,483	298	59	27	0	8,633
Fees for operating rights for licensed games in development	1,362	1,182	0	0	0	0	2,544
Expenditures for rights to titles of games in development	259	1,233	0	0	0	0	1,492
Others	3,596	424	87	0	0	0	4,107

Total Payments Required	85,511	147,268	67,284	22,898	3,267	89	326,317

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

Under contractual agreements with the Sohu Group, Dr. Charles Zhang and those other executive officers and employees of the Sohu Group who are shareholders of the consolidated VIEs are required to transfer their ownership in these entities to the Group, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Group at any time as requested by the Group to repay the loans outstanding. All voting rights of the consolidated VIEs are assigned to the Sohu Group, and the Group has the right to designate all directors and senior management personnel of the consolidated VIEs, and also has the obligation to absorb losses of the consolidated VIEs. Dr. Charles Zhang and those other executive officers and employees of the Sohu Group who are shareholders of the consolidated VIEs have pledged their shares in the consolidated VIEs as collateral for the loans. As of September 30, 2017, the aggregate amount of these loans was $9.4 million.

Under its contractual arrangements with the consolidated VIEs, the Sohu Group has the power to direct activities of the VIEs, and can have assets transferred freely out of the VIEs without any restrictions. Therefore, the Group considers that there is no asset of a consolidated VIE that can be used only to settle obligations of the VIEs, except for registered capital and PRC statutory reserves of the VIEs. As of September 30, 2017, the registered capital and PRC statutory reserves of the consolidated VIEs totaled $79.9 million. As all of the consolidated VIEs are incorporated as limited liability companies under the PRC Company Law, creditors of the consolidated VIEs do not have recourse to the general credit of the Sohu Group for any of the liabilities of the consolidated VIEs. Currently there is no contractual arrangement that could require the Sohu Group to provide additional financial support to the consolidated VIEs. As the Sohu Group is conducting certain business in the PRC mainly through the consolidated VIEs, the Group may provide such support on a discretionary basis in the future, which could expose the Group to a loss.

The Sohu Group classified the consolidated VIEs within the Sohu Group as principal VIEs or immaterial VIEs based on certain criteria, such as the VIEs’ total assets or revenues. The following is a summary of the principal VIEs within the Sohu Group:

Basic Information for Principal VIEs and Subsidiaries of Principal VIEs

For Sohu’s Business

•	High Century

Beijing Century High Tech Investment Co., Ltd. (“High Century”) was incorporated in 2001. As of September 30, 2017, the registered capital of High Century was $4.6 million and Dr. Charles Zhang and Wei Li held 80% and 20% interests, respectively, in this entity.

•	Heng Da Yi Tong

Beijing Heng Da Yi Tong Information Technology Co., Ltd. (“Heng Da Yi Tong”) was incorporated in 2002. As of September 30, 2017, the registered capital of Heng Da Yi Tong was $1.2 million and Dr. Charles Zhang and Wei Li held 80% and 20% interests, respectively, in this entity.

•	Sohu Internet

Sohu Internet was incorporated in 2003. As of September 30, 2017, the registered capital of Sohu Internet was $1.6 million and High Century held a 100% interest in this entity.

•	Donglin

Beijing Sohu Donglin Advertising Co., Ltd. (“Donglin”) was incorporated in 2010. As of September 30, 2017, the registered capital of Donglin was $1.5 million and Sohu Internet held a 100% interest in this entity.

•	Tianjin Jinhu

Tianjin Jinhu Culture Development Co., Ltd. (“Tianjin Jinhu”) was incorporated in 2011. In October, 2016, Ye Deng transferred its 50% equity interest in Tianjin Jinhu to Xiufeng Deng. As of September 30, 2017, the registered capital of Tianjin Jinhu was $0.5 million and Xiufeng Deng and Xuemei Zhang each held a 50% interest in this entity.

•	Guangzhou Qianjun

Guangzhou Qianjun was acquired in November 2014. As of September 30, 2017, the registered capital of Guangzhou Qianjun was $3.3 million and Tianjin Jinhu held a 100% interest in this entity.

•	Focus Interactive

Beijing Focus Interactive Information Service Co., Ltd. (“Focus Interactive”) was incorporated in July 2014. As of September 30, 2017, the registered capital of Focus Interactive was $1.6 million and Heng Da Yi Tong held 100% of the equity interests in this entity.

For Sogou’s Business

•	Sogou Information

Sogou Information was incorporated in 2005. As of September 30, 2017, the registered capital of Sogou Information was $2.5 million and Xiaochuan Wang, Sogou’s Chief Executive Officer, High Century and Tencent held 10%, 45% and 45% interests, respectively, in this entity.

For Changyou’s Business

•	Gamease

Gamease was incorporated in 2007. As of September 30, 2017, the registered capital of Gamease was $1.3 million and High Century held a 100% interest in this entity.

•	Guanyou Gamespace

Beijing Guanyou Gamespace Digital Technology Co., Ltd. (“Guanyou Gamespace”) was incorporated in 2010. As of September 30, 2017, the registered capital of Guanyou Gamespace was $1.5 million and Beijing Changyou Star Digital Technology Co., Ltd (“Changyou Star”) held a 100% interest in this entity.

•	Shanghai ICE

Shanghai ICE Information Technology Co., Ltd. (“Shanghai ICE”) was acquired by Changyou in 2010. As of September 30, 2017, the registered capital of Shanghai ICE was $1.2 million and Gamease held a 100% interest in this entity.

•	Wuhan Baina Information

Baina (Wuhan) Information Technology Co., Ltd. (“Wuhan Baina Information”) was acquired by Gamease in July 2014. As of September 30, 2017, the registered capital of Wuhan Baina Information was $3.0 million and Changyou Star and Yongzhi Yang, the former chief executive officer of MoboTap, held 60% and 40% interests, respectively, in this entity.

Financial Information

The following financial information of the Sohu Group’s consolidated VIEs (including subsidiaries of VIEs) is included in the accompanying consolidated financial statements (in thousands):

	As of
	December 31, 2016	September 30, 2017
ASSETS:
Cash and cash equivalents	$94,859	$55,414
Accounts receivable, net	72,151	97,153
Prepaid and other current assets	86,722	29,986
Assets held for sale	12,551	0
Intra-Group receivables due from the Company’s subsidiaries	197,438	386,656

Total current assets	463,721	569,209

Long-term investments, net	17,472	30,240
Fixed assets, net	4,372	3,023
Intangible assets, net	14,545	12,405
Goodwill	35,161	36,989
Other non-current assets	4,052	2,871

Total assets	$539,323	$654,737

LIABILITIES:
Accounts payable	$15,824	$56,945
Accrued liabilities	96,695	79,203
Receipts in advance and deferred revenue	44,797	48,307
Liabilities held for sale	3,232	0
Other current liabilities	111,775	96,975
Intra-Group payables due to the Company’s subsidiaries	129,431	169,452

Total current liabilities	401,754	450,882

Long-term taxes payable	13,463	14,072
Deferred tax liabilities	1,273	3,954
Intra-Group payables due to the Company’s subsidiaries	19,620	20,492

Total liabilities	$436,110	$489,400

	Three months ended September 30,		Nine months ended September 30,
	2016	2017	2016	2017
Net revenue	$228,599	$224,450	$675,281	$649,409
Net income/(loss)	$5,338	$(2,693)	$20,854	$49,515

	Nine months ended September 30,
	2016	2017
Net cash provided by /(used in) operating activities	$20,306	$(52,043)
Net cash provided by /(used in) investing activities	1,061	(1,602)
Net cash used in financing activities	$0	$(131)

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

Treasury Stock

Treasury stock consists of shares repurchased by Sohu.com Inc. that are no longer outstanding and are held by Sohu.com Inc. Treasury stock is accounted for under the cost method. For the nine months ended September 30, 2017 and 2016, the Company did not repurchase any shares of its common stock.

Stock Incentive Plans

Sohu (excluding Sohu Video), Sogou, Changyou, and Sohu Video have incentive plans for the granting of share-based awards, including options and restricted share units, to their directors, management and other key employees.

Sohu.com Inc. Share-based Awards

Sohu’s 2010 Stock Incentive Plan

On July 2, 2010, the Company’s shareholders adopted the Sohu 2010 Stock Incentive Plan, which provides for the issuance of up to 1,500,000 shares of common stock, including stock issued pursuant to the vesting and settlement of restricted stock units and pursuant to the exercise of stock options. The maximum term of any stock right granted under the Sohu 2010 Stock Incentive Plan is ten years from the grant date. The Sohu 2010 Stock Incentive Plan will expire on July 1, 2020. As of September 30, 2017, 587,280 shares were available for grant under the Sohu 2010 Stock Incentive Plan.

Summary of Stock Option Activity

In February 2015, May 2016 and September 2017, the Company’s Board of Directors approved contractual grants to members of the Company’s management and key employees of options for the purchase of an aggregate of 1,068,000, 13,000 and 32,000 shares of common stock, respectively, with nominal exercise prices of $0.001. These stock options vest and become exercisable in four equal installments over a period of four years, with each installment vesting upon the satisfaction of a service period requirement and certain subjective performance targets. These stock options are substantially similar to restricted stock units except for the nominal exercise price, which would be zero for restricted stock units.

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

A summary of stock option activity under the Sohu 2010 Stock Incentive Plan as of and for the nine months ended September 30, 2017 is presented below:

			Weighted
	Number	Weighted	Average	Aggregate
	Of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value (1)
Options	(in thousands)	Price	Life (Years)	(in thousands)
Outstanding at January 1, 2017	193	$		$
Granted	178	0.001
Exercised	(132)	0.001
Forfeited or expired	0

Outstanding at September 30, 2017	239	0.001	7.36	13,416

Vested at September 30, 2017	239	0.001	7.36	13,416

Exercisable at September 30, 2017	239	0.001	7.36	13,416

Note (1): The aggregated intrinsic value in the preceding table represents the difference between Sohu’s closing stock price of $56.16 on September 30, 2017 and the nominal exercise prices of the stock options.

For the three and nine months ended September 30, 2017, total share-based compensation expense recognized for these stock options was $4.0 million and $3.9 million, respectively. For the three and nine months ended September 30, 2016, total share-based compensation expense recognized for these stock options was $5.3 million and $3.6 million, respectively.

Summary of Restricted Stock Unit Activity

A summary of restricted stock unit activity under the Sohu 2010 Stock Incentive Plan as of and for the nine months ended September 30, 2017 is presented below:

Restricted Stock Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2017	11	$70.24
Granted	0
Vested	(2)	64.00
Forfeited	(5)	71.85

Unvested at September 30, 2017	4	81.56

Expected to vest after September 30, 2017	3	81.56

For the three and nine months ended September 30, 2017, total share-based compensation expense recognized for restricted stock units was $82,828 and $227,791, respectively. For the three and nine months ended September 30, 2016, total share-based compensation expense recognized for restricted stock units was $0.4 million and $1.1 million, respectively.

As of September 30, 2017, there was negative $2.0 million of unrecognized compensation expense related to unvested restricted stock units. The expense is expected to be recognized over a weighted average period of 0.25 years. The total fair value on their respective vesting dates of restricted stock units that vested during the three and nine months ended September 30, 2017 was nil and $86,078, respectively. The total fair value on their respective vesting dates of restricted stock units that vested during the three and nine months ended September 30, 2016 was $0.2 million and $0.5 million, respectively.

Sogou Inc. Share-based Awards

Sogou 2010 Share Incentive Plan

Sogou adopted a share incentive plan on October 20, 2010. The number of Sogou ordinary shares issuable under the plan was 41,500,000 after an amendment that was effective August 22, 2014 (as amended, the “Sogou 2010 Share Incentive Plan”). Awards of share rights may be granted under the Sogou 2010 Share Incentive Plan to management and employees of Sogou and of any present or future parents or subsidiaries or VIEs of Sogou. The maximum term of any share right granted under the Sogou 2010 Share Incentive Plan is ten years from the grant date. The Sogou 2010 Share Incentive Plan will expire on October 19, 2020. As of September 30, 2017, Sogou had contractually granted options for the purchase of 38,048,189 Sogou ordinary shares under the 2010 Sogou Share Incentive Plan.

Of the contractually-granted Sogou share options for the purchase of 38,048,189 Sogou ordinary shares, options for the purchase of 30,828,189 Sogou ordinary shares vest and become exercisable upon a service period requirement being met, as well as Sogou’s achievement of performance targets for the corresponding period. Subject to achievement of the applicable performance targets, of these Sogou share options for the purchase of 30,828,189 Sogou ordinary shares, options for the purchase of 29,727,589 Sogou ordinary shares vest and become exercisable in four equal installments and options for the purchase of 1,100,600 Sogou ordinary shares vest and become exercisable in two to four installments over varying periods. For purposes of recognition of share-based compensation expense, each installment is considered to be granted as of the date that the performance target has been set. As of September 30, 2017, Sogou had granted options for the purchase of 25,232,745 Sogou ordinary shares under the 2010 Sogou Share Incentive Plan. As of September 30, 2017, options for the purchase of 25,167,933 Sogou ordinary shares had become vested and exercisable because both the service period and the performance requirements had been met, and of such vested options, options for the purchase of 25,163,373 Sogou ordinary shares had been exercised.

Of the contractually granted Sogou share options, options for the purchase of 7,220,000 Sogou ordinary shares vest and become exercisable subject to the completion of an IPO. Of the granted options for the purchase of 7,220,000 ordinary shares, option for the purchase of 7,200,000 ordinary Shares vest and become exercisable in five equal installments, with (i) the first installment vesting upon Sogou’s IPO and the expiration of all underwriters’ lockup periods applicable to Sogou’s IPO, and (ii) each of the four subsequent installments vesting on the first, second, third and fourth anniversary dates, respectively, of the closing of Sogou’s IPO. The remaining options for the purchase of 20,000 ordinary Shares vest and become exercisable on the later of (i) the first anniversary of the grant date or (ii) the expiration date of all underwriters’ lockup periods applicable to an IPO, if the company has completed the IPO on or prior to the first anniversary of the grant date. The completion of an IPO is considered to be a performance condition of the awards. An IPO is not considered to be probable until it is completed. Under ASC 718, compensation cost should be accrued if it is probable that the performance condition will be achieved and should not be accrued if it is not probable that the performance condition will be achieved. As a result, no compensation expense will be recognized related to these Sogou share options until the completion of an IPO, and hence no share-based compensation expense was recognized for the three and nine months ended September 30, 2017 for the options for the purchase of 7,220,000 Sogou ordinary shares that are subject to vesting upon completion of Sogou’s IPO.

As of September 30, 2017, for purposes of recognition of share-based compensation expense, Sogou had granted Sogou share options for the purchase of 32,452,745 Sogou ordinary shares, of which options for the purchase of 7,289,372 Sogou ordinary shares were outstanding. A summary of Sogou share option activity under the Sogou 2010 Share Incentive Plan as of and for the nine months ended September 30, 2017 is presented below:

			Weighted
	Number	Weighted	Average
	Of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
Options	(in thousands)	Price	Life (Years)	Value
Outstanding at January 1, 2017	9,451	$0.476	6.31
Granted	20	0.001
Exercised	(2,168)	0.001
Forfeited or expired	(14)	0.001

Outstanding at September 30, 2017	7,289	0.617	5.36	3,145

Vested at September 30, 2017 and expected to vest thereafter	69		6.96	209

Exercisable at September 30, 2017	5		4.99	3

For the three and nine months ended September 30, 2017, total share-based compensation expense recognized for share options under the Sogou 2010 Share Incentive Plan was $48,133 and $0.7 million, respectively. For the three and nine months ended September 30, 2016, total share-based compensation expense recognized for share options under the Sogou 2010 Share Incentive Plan was $0.2 million and $1.4 million, respectively.

As of September 30, 2017, there was $3.0 million of unrecognized compensation expense related to the unvested Sogou share options granted under the Sogou 2010 Share Incentive Plan. An expense of $14,095 is expected to be recognized over a weighted average period of 0.1 years.

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

The fair value of the Sogou share options granted to Sogou management and key employees was estimated on the date of grant using the Binomial option - pricing model (the “BP Model”) with the following assumptions used:

Assumptions Adopted
Average risk-free interest rate	2.14%~2.92%
Exercise multiple	2~3
Expected forfeiture rate (post-vesting)	0%~12%
Weighted average expected option life	9
Volatility rate	47%
Dividend yield	0%
Fair value	3.18~9.99

Sogou estimated the risk-free rate based on the market yields of U.S. Treasury securities with an estimated country-risk differential as of the valuation date. An exercise multiple was estimated as the ratio of the fair value of the Sogou ordinary shares over the exercise price as of the time the Sogou share option is exercised, based on consideration of research studies regarding exercise patterns based on historical statistical data. In Sogou’s valuation analysis, a multiple of two was applied for employees and a multiple of three was applied for management. Sogou estimated the forfeiture rate to be 0% or 1% for the Sogou share options granted to Sogou management and 12% for the Sogou share options granted to Sogou employees. As there is no trading market for Sogou’s ordinary shares, the expected volatility at the valuation date was estimated based on the historical volatility of comparable companies for the period before the grant date with length commensurate with the expected term of the Sogou share options. Sogou has no history or expectation of paying dividends on its ordinary shares. Accordingly, the dividend yield was estimated to be 0%.

Sohu Management Sogou Share Option Arrangement

Under an arrangement (the “Sohu Management Sogou Share Option Arrangement”) that was approved by the boards of directors of Sohu and Sogou in March 2011, Sohu has the right to provide to members of Sohu’s Board of Directors, management and key employees of the Sohu Group the opportunity to purchase from Sohu up to 12,000,000 ordinary shares of Sogou at a fixed exercise price of $0.625 or $0.001 per share. Of these 12,000,000 ordinary shares, 8,800,000 are Sogou ordinary shares previously held by Sohu and 3,200,000 are Sogou ordinary shares that were newly-issued on April 14, 2011 by Sogou to Sohu at a price of $0.625 per share, or a total of $2.0 million. As of September 30, 2017, Sohu had contractually granted options for the purchase of 8,305,000 Sogou ordinary shares to members of Sohu’s Board of Directors, management and other key employees under the Sohu Management Sogou Share Option Arrangement.

Of the contractually-granted Sogou share options for the purchase of 8,305,000 Sogou ordinary shares, options for the purchase of 8,290,000 Sogou ordinary shares vest and become exercisable in four equal installments, with each installment vesting upon a service period requirement for Sohu’s management and key employees being met, as well as Sogou’s achievement of performance targets for the corresponding period. For purposes of recognition of share-based compensation expense, each installment is considered to be granted as of the date that the performance target has been set. As of September 30, 2017, Sohu had granted Sogou share options for the purchase of 8,290,000 Sogou ordinary shares under the Sohu Management Sogou Share Option Arrangement. As of September 30, 2017, options for the purchase of 8,290,000 Sogou ordinary shares had become vested and exercisable because both the service period and the performance requirements had been met, and vested options for the purchase of 8,290,000 Sogou ordinary shares had been exercised.

Options for the purchase of 15,000 Sogou ordinary shares that were granted to members of Sohu’s Board of Directors in 2015 vested and became exercisable in 2015, as the service period requirement for vesting had been met.

In March 2013, Sohu granted options for the purchase of 2,400,000 Sogou ordinary shares to the then President and Chief Financial Officer of the Sohu Group. These options were to vest and become exercisable in five equal installments, with (i) the first installment vesting upon Sogou’s IPO and the expiration of all underwriters’ lockup periods applicable to the IPO, and (ii) each of the four subsequent installments vesting on the first, second, third and fourth anniversary dates, respectively, of the completion of Sogou’s IPO. All installments of the Sogou share options for the purchase of 2,400,000 Sogou ordinary shares that were subject to vesting upon the completion of Sogou’s IPO were considered granted upon the issuance of the options. The completion of a firm commitment IPO is considered to be a performance condition of the awards. An IPO event is not considered to be probable until it is completed. Under ASC 718, compensation cost should be accrued if it is probable that the performance condition will be achieved and should not be accrued if it is not probable that the performance condition will be achieved. As a result, no compensation expense was to be recognized related to these Sogou share options until the completion of an IPO. Pursuant to the option agreements, these options for the purchase of 2,400,000 shares were forfeited upon the resignation of the former President and Chief Financial Officer in July 2016.

As of September 30, 2017, for purposes of recognition of share-based compensation expense, Sohu had granted options for the purchase of 8,305,000 Sogou ordinary shares, of which options for the purchase of 12,000 Sogou ordinary shares were outstanding. A summary of Sogou share option activity under the Sohu Management Sogou Share Option Arrangement as of and for the nine months ended September 30, 2017 is presented below:

			Weighted
	Number	Weighted	Average
	Of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
Options	(in thousands)	Price	Life (Years)	Value
Outstanding at January 1, 2017	70	$0.517	6.79
Granted	—
Exercised	(58)	0.625
Forfeited or expired	—

Outstanding at September 30, 2017	12	0.001	7.64	84

Vested at September 30, 2017	12	0.001	7.64	84

Exercisable at September 30, 2017	12	0.001	7.64	84

For both the three and the nine months ended September 30, 2017, total share-based compensation expense recognized for share options under the Sohu Management Sogou Share Option Arrangement was nil. For the three and nine months ended September 30, 2016, total share-based compensation expense recognized for share options under the Sohu Management Sogou Share Option Arrangement was $3,094 and $0.3 million, respectively.

As of September 30, 2017, there was no unrecognized compensation expense related to unvested Sogou share options.

The method used to determine the fair value of Sogou share options granted to members of Sohu’s Board of Directors, management and other employees was the same as the method used for the Sogou share options granted to Sogou’s management and key employees as described above. There was no share-based compensation expense recognized under the Sohu Management Sogou Share Option Arrangement for the three and nine months ended September 30, 2017.

Sogou Share Repurchase Transaction

In January 2017, Sogou repurchased 720,000 of its Class A Ordinary Shares from the former President and Chief Financial Officer of the Sohu Group for an aggregate price of $7.2 million. Approximately $4.0 million incremental share-based compensation expense associated with the repurchase, which was made pursuant to letter agreements entered into in 2016 between the Sohu Group and the former President and Chief Financial Officer of the Sohu Group in connection with her resignation, which amount is equal to the excess of the repurchase price over the fair value of Sogou Class A Ordinary Shares as of the repurchase date, related to events occurring in 2016 and was recorded in the Sohu Group’s statements of comprehensive income for the first quarter of 2017. The Group assessed the impact and determined that it was not material to the quarter ended December 31, 2016, the year ended December 31, 2016, or the nine months ended September 30, 2017.

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

As of September 30, 2017, 10,327,500 Sogou ordinary shares that were purchased upon the early exercise of options granted under the Sogou 2010 Share Incentive Plan remained unvested in accordance with the vesting requirements under the original option agreements. All Sogou ordinary shares purchased upon such early-exercise are included in the disclosures under the heading “Sogou 2010 Share Incentive Plan” and “Sohu Management Sogou Share Option Arrangement” above.

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

For the three and nine months ended September 30, 2017, share-based compensation expense of $0.3 million and $0.6 million, respectively, related to these Tencent restricted share units was recognized in the Group’s consolidated statements of comprehensive income. For the three and nine months ended September 30, 2016, share-based compensation expense of negative $38,458 and $0.8 million, respectively, related to these Tencent restricted share units was recognized in the Group’s consolidated statements of comprehensive income. As of September 30, 2017, there was $0.1 million of unrecognized compensation expense related to these unvested Tencent restricted share units. This amount is expected to be recognized over a weighted average period of 0.76 years.

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

Prior to the completion of Changyou’s IPO, Changyou had granted under the Changyou 2008 Share Incentive Plan 15,000,000 Changyou ordinary shares to its former chief executive officer Tao Wang, through Prominence Investments Ltd., which is an entity that may be deemed under applicable rules of the U.S. Securities and Exchange Commission (the “SEC”) to be beneficially owned by Tao Wang. Through September 30, 2017, Changyou had also granted under the Changyou 2008 Share Incentive Plan restricted share units, settleable upon vesting by the issuance of an aggregate of 4,614,098 Changyou ordinary shares, to certain members of its management other than Tao Wang, and certain other Changyou employees.

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

Share-based Awards granted after Changyou’s IPO

Through September 30, 2017, in addition to the share-based awards granted before Changyou’s IPO, Changyou had granted restricted share units, settleable upon vesting with the issuance of an aggregate of 1,581,226 Changyou ordinary shares, to certain members of its management other than Tao Wang and to certain of its other employees. These Changyou restricted share units are subject to vesting over a four-year period commencing on their grant dates. Share-based compensation expense for such Changyou restricted share units is recognized on an accelerated basis over the requisite service period. The fair value of Changyou restricted share units was determined based on the market price of Changyou’s ADSs on the grant date.

A summary of activity for these restricted share units as of and for the nine months ended September 30, 2017 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2017	10	$14.25
Granted	0
Vested	0
Forfeited	0

Unvested at September 30, 2017	10	14.25

Expected to vest after September 30, 2017	10	14.25

For the three and nine months ended September 30, 2017, total share-based compensation expense recognized for the above restricted share units was $9,000 and $27,000, respectively. For the three and nine months ended September 30, 2016, total share-based compensation expense recognized for the above restricted share units was $22,000 and $66,000, respectively.

As of September 30, 2017, there was $3,000 of unrecognized compensation expense related to restricted share units that were unvested. The expense is expected to be recognized over a weighted average period of 0.25 years. No restricted share units vested during the three and nine months ended September 30, 2017. The total fair value of these restricted share units that vested during the three and nine months ended September 30, 2016 was both nil.

Changyou 2014 Share Incentive Plan

On June 27, 2014, Changyou reserved 2,000,000 of its Class A ordinary shares under the Changyou.com Limited 2014 Share Incentive Plan (the “Changyou 2014 Share Incentive Plan”) for the purpose of making share incentive awards to certain members of its management and key employees. On November 2, 2014, the number of Class A ordinary shares reserved under the Changyou 2014 Share Incentive Plan increased from 2,000,000 to 6,000,000. The maximum term of any share right granted under the Changyou 2014 Share Incentive Plan is ten years from the grant date. The Changyou 2014 Share Incentive Plan will expire in June 2024. As of September 30, 2017, 2,962,000 shares were available for grant under the Changyou 2014 Share Incentive Plan.

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

As of September 30, 2017, 1,549,000 of these Changyou share options had been granted and had become vested on their respective vesting dates, as a mutual understanding of the subjective performance targets had been reached between Changyou and the recipients, the targets had been satisfied, and the service period requirements had been fulfilled. The cumulative share-based compensation expense for these granted share options has been adjusted and fixed based on their aggregate fair value at the grant date of $20.0 million.

A summary of share option activity under the Changyou 2014 Share Incentive Plan as of and for the nine months ended September 30, 2017 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at January 1, 2017	852	$0.01	7.93	$9,032
Granted	320	0.01
Exercised	(650)	0.01
Forfeited or expired	0

Outstanding at September 30, 2017	522	0.01	7.43	10,333

Vested at September 30, 2017	522	0.01		10,333

Exercisable at September 30, 2017	522	0.01

Note (1): The aggregated intrinsic value in the preceding table represents the difference between Changyou’s closing price of $39.61 per ADS, or $19.81 per Class A ordinary share, on September 30, 2017 and the nominal exercise price of share option.

For the three and nine months ended September 30, 2017, share-based compensation expense recognized for these share options under the Changyou 2014 Share Incentive Plan was $2.2 million and $17.2 million, respectively. For the three and nine months ended September 30, 2016, share-based compensation expense recognized for these share options under the Changyou 2014 Share Incentive Plan was $7.2 million and $9.3 million, respectively.

Sohu Video Share-based Awards

On January 4, 2012, Sohu Video adopted the Video 2011 Share Incentive Plan, under which 25,000,000 ordinary shares of Sohu Video are reserved for the purpose of making share incentive awards to management and key employees of Sohu Video and to Sohu management. The maximum term of any share incentive award granted under the Video 2011 Share Incentive Plan is ten years from the grant date. The Video 2011 Share Incentive Plan will expire on January 3, 2021. As of September 30, 2017, grants of options for the purchase of 16,368,200 ordinary shares of Sohu Video had been contractually made and were subject to vesting in four equal installments, with each installment vesting upon a service period requirement being met, as well as Sohu Video’s achievement of performance targets for the corresponding period. For purposes of ASC 718-10-25, as of September 30, 2017, no grant date had occurred, because the broader terms and conditions of the option awards had neither been finalized nor mutually agreed upon with the recipients. As of September 30, 2017, options for the purchase of 4,972,800 Sohu Video ordinary shares were vested.

For the three and nine months ended September 30, 2017, total share-based compensation expense recognized for vested options under the Video 2011 Share Incentive Plan was negative $50,000 and negative $149,000, respectively. For the three and nine months ended September 30, 2016, total share-based compensation expense recognized for vested options under the Video 2011 Share Incentive Plan was $149,000 and negative $448,000, respectively.

The fair value as of September 30, 2017 of the Sohu Video options contractually granted to management and key employees of Sohu Video and to Sohu management was estimated on the reporting date using the BP Model, with the following assumptions used:

Assumptions Adopted
Average risk-free interest rate	2.54%
Exercise multiple	2.8
Expected forfeiture rate (post-vesting)	14%
Weighted average expected option life	4.3
Volatility rate	41.2%
Dividend yield	0.00%
Fair value	0.67

13. NONCONTROLLING INTEREST

The noncontrolling interests in the Sohu Group’s consolidated financial statements primarily consist of noncontrolling interests for Sogou and Changyou.

Noncontrolling Interest in the Consolidated Balance Sheets

As of December 31, 2016 and September 30, 2017, noncontrolling interest in the consolidated balance sheets was $564.2 million and $649.9 million, respectively.

	As of
	December 31, 2016	September 30, 2017
Sogou	$165,584	$223,609
Changyou	398,631	426,137
Other	0	109

Total	$564,215	$649,855

Noncontrolling Interest of Sogou

As of September 30, 2017 and December 31, 2016, noncontrolling interest of Sogou of $223.6 million and $165.6 million, respectively, was recognized in the Sohu Group’s consolidated balance sheets, representing Sogou’s cumulative results of operations attributable to shareholders other than Sohu.com Inc., and reflecting the reclassification of Sogou’s share-based compensation expense from shareholders’ additional paid-in capital to noncontrolling interest, the investments of shareholders other than Sohu.com Inc. in Preferred Shares and Ordinary Shares of Sogou, the repurchase of Sogou Series A Preferred Shares from noncontrolling shareholders in March 2014 and September 2015, and Sogou’s repurchase of Class A Ordinary Shares from noncontrolling shareholders in June 2014 and January 2017.

Noncontrolling Interest of Changyou

As of September 30, 2017 and December 31, 2016, noncontrolling interest of Changyou of $426.1 million and $398.6 million, respectively, was recognized in the Sohu Group’s consolidated balance sheets, representing a 32% and a 31% economic interest in Changyou’s net assets held by shareholders other than Sohu.com Inc., and reflected the reclassification of Changyou’s share-based compensation expense from shareholders’ additional paid-in capital to noncontrolling interest.

Noncontrolling Interest in the Consolidated Statements of Comprehensive Income

For the three and nine months ended September 30, 2017, net income attributable to the noncontrolling interest in the consolidated statements of comprehensive income was $1.9 million and $60.0 million, respectively. For the three and nine months ended September 30, 2016, net income attributable to the noncontrolling interest in the consolidated statements of comprehensive income was $32.8 million and $80.2 million, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Sogou	$20,283	$31,166	$46,383	$63,252
Changyou	12,492	(29,190)	33,855	(3,204)
Other	0	(37)	0	(83)

Total	$32,775	$1,939	$80,238	$59,965

Noncontrolling Interest of Sogou

For the three months ended September 30, 2017 and 2016, net income of $31.2 million and $20.3 million, respectively, attributable to the noncontrolling interest of Sogou was recognized in the Sohu Group’s consolidated statements of comprehensive income, representing Sogou’s net income attributable to shareholders other than Sohu.com Inc.

Noncontrolling Interest of Changyou

For the three months ended September 30, 2017 and 2016, net loss of $29.2 million and net income $12.5 million, respectively, attributable to the noncontrolling interest of Changyou, was recognized in the Sohu Group’s consolidated statements of comprehensive income, representing a 32% and a 31% economic interest in Changyou attributable to shareholders other than Sohu.com Inc.

14. NET INCOME /(LOSS) PER SHARE

Basic net income /(loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income /(loss) per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise or settlement of share-based awards using the treasury stock method. The dilutive effect of share-based awards with performance requirements is not considered before the performance targets are actually met. The computation of diluted net income /(loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect (i.e. an increase in earnings per share amounts or a decrease in loss per share amounts) on net income /(loss) per share. For the three and nine months ended September 30, 2017, 247,000 and 273,000, respectively, common shares potentially issuable upon the exercise or settlement of share-based awards using the treasury stock method were anti-dilutive and excluded from the denominator for calculation of diluted net loss per share. For the three and nine months ended September 30, 2016, 214,000 and 241,000, respectively, common shares potentially issuable upon the exercise or settlement of share-based awards using the treasury stock method were anti-dilutive and excluded from the denominator for calculation of diluted net loss per share.

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

For the three and nine months ended September 30, 2017, all of these Sogou shares and share options had an anti-dilutive effect, and therefore were excluded from the calculation of Sohu.com Inc.’s diluted net income /(loss) per share, and “incremental dilution from Sogou” in the table below was zero.

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

For the three months ended September 30, 2017, all of these Changyou restricted share units and share options had an anti-dilutive effect, and therefore were excluded in the calculation of Sohu.com Inc.’s diluted net income /(loss) per share, and “incremental dilution from Changyou” for the three months ended September 30, 2017 in the table below was zero.

For the nine months ended September 30, 2017, a portion of these Changyou restricted share units and share options had a dilutive effect, and therefore was included in the calculation of Sohu.com Inc.’s diluted net income /(loss) per share. This impact is presented as “incremental dilution from Changyou” for the nine months ended September 30, 2017 in the table below.

The following table presents the calculation of the Sohu Group’s basic and diluted net loss per share (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Numerator:
Net loss attributable to Sohu.com Inc., basic	$(74,814)	$(103,960)	$(158,124)	$(260,391)
Effect of dilutive securities:
Incremental dilution from Sogou	0	0	0	0
Incremental dilution from Changyou	(472)	0	(1,125)	(931)

Net loss attributable to Sohu.com Inc., diluted	$(75,286)	$(103,960)	$(159,249)	$(261,322)

Denominator:
Weighted average basic shares of common stock outstanding	38,728	38,877	38,695	38,848
Effect of dilutive securities:
Share options and restricted share units	0	0	0	0

Weighted average diluted common shares outstanding	38,728	38,877	38,695	38,848

Basic net loss per share attributable to Sohu.com Inc.	$(1.93)	$(2.67)	$(4.09)	$(6.70)

Diluted net loss per share attributable to Sohu.com Inc.	$(1.94)	$(2.67)	$(4.12)	$(6.72)

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

16. SUBSEQUENT EVENTS

As previously disclosed in Current Reports on Form 8-K filed by the Company with the SEC on October 13, 2017 and October 27, 2017, on October 13, 2017 Sogou filed with the SEC a registration statement on Form F-1 relating to a proposed IPO of American depositary shares (“ADSs”) representing Sogou Class A Ordinary Shares, and on October 27, 2017 Sogou filed with the SEC an amendment to the Form F-1 that included the number of ADSs proposed to be offered and the estimated price range for the proposed IPO. Sogou intends to apply to have the ADSs listed on the New York Stock Exchange under the symbol “SOGO.” The proposed offering of Sogou ADSs will only be made by means of a prospectus. The registration statement has not yet become effective. The ADSs may not be sold, nor may any offers to buy be accepted, prior to the time the registration statement becomes effective. Market conditions, adverse changes in Sogou’s business or prospects, or other factors could prevent Sogou from conducting and completing the proposed IPO.

On October 25, 2017, Sohu received from ICBC pursuant to the loan arrangements with ICBC RMB800.0 million (or approximately $120.6 million) at an annual interest rate of 5.5%.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this report, references to “us,” “we,” “our,” “our company,” “our Group,” the “Sohu Group,” the “Group,” and “Sohu.com” are to Sohu.com Inc. and, except where the context requires otherwise, our subsidiaries and variable interest entities (“VIEs”) Sohu.com Limited, Sohu.com (Hong Kong) Limited (“Sohu Hong Kong”), All Honest International Limited (“All Honest”), Sohu.com (Game) Limited (“Sohu Game”), Go2Map Inc., Sohu.com (Search) Limited (“Sohu Search”), Sogou Inc. (“Sogou”), Sogou (BVI) Limited (“Sogou BVI”), Sogou Hong Kong Limited (“Sogou HK”), Vast Creation Advertising Media Services Limited (“Vast Creation”), Sogou Technology Hong Kong Limited, Fox Video Investment Holding Limited (“Video Investment”), Fox Video Limited (“Sohu Video”), Fox Video (HK) Limited (“Video HK”), Focus Investment Holding Limited, Sohu Focus Limited, Sohu Focus (HK) Limited, Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu Software Technology Co., Ltd., Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”), Beijing Sogou Network Technology Co., Ltd (“Sogou Network”), Fox Information Technology (Tianjin) Limited (“Video Tianjin”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”), Beijing Sohu New Momentum Information Technology Co., Ltd. (“Sohu New Momentum”), Beijing Century High Tech Investment Co., Ltd. (“High Century”), Beijing Heng Da Yi Tong Information Technology Co., Ltd. (“Heng Da Yi Tong”, formerly known as Beijing Sohu Entertainment Culture Media Co., Ltd.), Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”), Beijing GoodFeel Technology Co., Ltd., Beijing Sogou Information Service Co., Ltd. (“Sogou Information”), Beijing 21 East Culture Development Co., Ltd., Beijing Sohu Donglin Advertising Co., Ltd.(“Donglin”), Beijing Pilot New Era Advertising Co., Ltd. (“Pilot New Era”), Beijing Focus Yiju Network Information Technology Co., Ltd., SohuPay Science and Technology Co., Ltd., Beijing Yi He Jia Xun Information Technology Co., Ltd., Tianjin Jinhu Culture Development Co., Ltd. (“Tianjin Jinhu”), Guangzhou Qianjun Network Technology Co., Ltd. (“Guangzhou Qianjun”), Beijing Modu Legendary Culture Media Co., Ltd., Shenzhen Shi Ji Guang Su Information Technology Co., Ltd., Chengdu Easypay Technology Co., Ltd., Beijing Shi Ji Si Su Technology Co., Ltd., Tianjin Sogou Network Technology Co., Ltd, Chongqing Qogir Enterprise Management Consulting Co., Ltd., Beijing Focus Interactive Information Service Co., Ltd., Beijing Focus Xin Gan Xian Information Technology Co., Ltd., Beijing Focus Real Estate Agency Co., Ltd. and our independently-listed majority-owned subsidiary Changyou.com Limited (“Changyou”) as well as the following direct and indirect subsidiaries and VIEs of Changyou: Changyou.com HK Limited (“Changyou HK”) formerly known as TL Age Hong Kong Limited), Changyou.com Webgames (HK) Limited (“Changyou HK Webgames”), Changyou.com Gamepower (HK) Limited, ICE Entertainment (HK) Limited (“ICE HK”), Changyou.com Gamestar (HK) Limited, Changyou.com Korea Limited, Changyou.com India Private Limited, Changyou BILISIM HIZMETLERI TICARET LIMITED SIRKETI, Kylie Enterprises Limited, Mobogarden Enterprises Limited, Heroic Vision Holdings Limited, TalkTalk Limited, RaidCall (HK) Limited, 7Road.com Limited (“7Road”), 7Road.com HK Limited (“7Road HK”), Changyou.com (TH) Limited, PT. CHANGYOU TECHNOLOGY INDONESIA, Changyou Middle East FZ-LLC, Changyou.com Technology Brazil Desenvolvimento De Programas LTDA, Greative Entertainment Limited (formerly known as Greative Digital Limited), Glory Loop Limited (“Glory Loop”), MoboTap Inc. (“MoboTap”, a Cayman Islands company), MoboTap Inc. Limited (“MoboTap HK”), MoboTap Inc. (a Delaware corporation), TMobi Limited (formerly known as Muse Entertainment Limited), Mobo Information Technology Pte. Ltd., Changyou Mobo Glint Limited, Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”), Beijing Changyou Skyline Property Management Co. Ltd, Beijing Changyou Chuangxiang Software Technology Co., Ltd., Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”), ICE Information Technology (Shanghai) Co., Ltd. (“ICE Information”), Beijing Changyou RaidCall Internet Technology Co., Ltd. (“RaidCall”), Beijing Yang Fan Jing He Information Consulting Co., Ltd. (“Yang Fan Jing He”), Shanghai Jingmao Culture Communication Co., Ltd. (“Shanghai Jingmao”), Shanghai Hejin Data Consulting Co., Ltd., Beijing Changyou Jingmao Film & Culture Communication Co., Ltd. (“Beijing Jingmao”), Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”), Beijing Guanyou Gamespace Digital Technology Co., Ltd. (“Guanyou Gamespace”), Beijing Zhi Hui You Information Technology Co., Ltd., Shanghai ICE Information Technology Co., Ltd. (“Shanghai ICE”), Shenzhen 7Road Network Technologies Co., Ltd. (“7Road Technology”), Beijing Changyou Star Digital Technology Co., Ltd (“Changyou Star”), Beijing Changyou Creation Information Technology Co., Ltd. (formerly known as Beijing Changyou e-pay Co. Ltd.), Shenzhen Brilliant Imagination Technologies Co., Ltd. (“Brilliant Imagination”), Beijing Baina Information Technology Co., Ltd., Baina Zhiyuan (Beijing) Technology Co., Ltd. (“Beijing Baina Technology”), Baina Zhiyuan (Chengdu) Technology Co., Ltd., Chengdu Xingyu Technology Co., Ltd., Baina (Wuhan) Information Technology Co., Ltd. (“Wuhan Baina Information”), Wuhan Xingyu Technology Co., Ltd., Beijing Changyou Creative Technology Co., Ltd., BeiJing Changmica Culture Co., Ltd., and HongKong New Xinlang Electron Group Limited, and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2017, as updated by Part II Item 1A of our quarterly report on Form 10 Q for the quarter ended June 30, 2017 and by Part II Item 1A of this report. Readers are cautioned not to place undue reliance on these forward-looking statements.

OVERVIEW

Sohu.com Inc. (NASDAQ: SOHU), a Delaware corporation organized in 1996, is a leading Chinese online media, search and game service group providing comprehensive online products and services on PCs and mobile devices in the People’s Republic of China (the “PRC” or “China”). Our businesses are conducted by Sohu.com Inc. and its subsidiaries and VIEs (collectively referred to as the “Sohu Group” or the “Group”). The Sohu Group consists of Sohu, which when referred to in this report, unless the context requires otherwise, excludes the businesses and the corresponding subsidiaries and VIEs of Sogou Inc. (“Sogou”) and Changyou.com Limited (“Changyou”), Sogou and Changyou. Sogou and Changyou are indirect controlled subsidiaries of Sohu.com Inc. Sohu is a leading Chinese language online media content and services provider. Sogou is a leading online search and search-related services and mobile Internet products provider in China. Changyou is a leading online game developer and operator in China as measured by the popularity of its PC game Tian Long Ba Bu (“TLBB”) as well as its mobile game Legacy TLBB, and engages primarily in the development, operation and licensing of online games for PCs and mobile devices. Most of our operations are conducted through our China-based subsidiaries and VIEs.

Factors and Trends Affecting our Business

With the accelerated shift in user activities from PCs to mobile devices and an increase in the number of Internet users, the use of various kinds of mobile Internet services continued to increase. At Sohu, we focused our efforts on developing a portfolio of leading mobile products across our business lines that we believed our users would like.

Smartphones have completely reshaped the online media business in China, as in-stream feeds have become a mainstream format through which users have become accustomed to receiving personalized information. During the first three quarters of 2017, the market for delivering services to smartphones has developed quickly, and competition has increased. We invested extensivily in content and technology for Sohu Media Portal to continue to build it as a competitive online media platform. We continuously refined the design of our key product Sohu News APP, and introduced innovative features to meet users’ appetites. In the third quarter of 2017, we improved the algorithm used by the recommendation engine of Sohu News APP to enhance its user experience. On the sales front, in the third quarter of 2017, large brand advertisers’ performance remained soft, while the demand from small and medium enterprise (“SME”) customers was resilient.

Online video services remained one of the most popular Internet applications, and continued to gain viewers from television stations. The video industry continued to be deeply competitive as major online platforms aggressively competed for popular content. The competition led to an escalation in the price of content, especially the prices of premium TV dramas. Since 2016, Sohu Video has been shifting our focus to the self-developed content category, which, in our view, will create long-lasting value to our platform. Leveraging our exclusive original content, we also actively explored opportunities with subscription services that we believe will become an important revenue source in addition to traditional advertising revenues. From the second quarter of 2017, Sohu Video has stopped chasing the costly domestic TV dramas that are scheduled to be released in 2018. We expect this decision will generate substantial cost savings and help improve the bottom-line results for Sohu Video in 2018.

For our search and search-related business, Sogou is one of the top players in the online search sector in China. In the third quarter of 2017, we continued to strengthen our competitive advantages in search from channel to content, leveraging the robust ecosystem we have built and shared with Tencent. Specially, Tencent began testing, on a trial basis and for purposes of assessment, the integration of Sogou Search into Weixin/WeChat, whereby its users can use Sogou Search as a general search function from within Weixin/WeChat to access information outside Weixin/WeChat. By the end of September 2017, Sogou’s mobile search traffic had grown 38% from the end of September 2016. The revenues generated from our mobile auction-based pay-for-click services accounted for 83% of our total auction-based pay-for-click revenues. We also made solid progress in artificial intelligence, in particular with voice technology. As of September 30, 2017, daily use of voice input through Sogou Mobile Keyboard had increased by approximately 75% from a year ago.

For our online game business, PC games revenue remained stable in the quarter and mobile games revenue continued to grow, driven by the launch of Legacy TLBB. Management’s top priority is to address the needs of core users and keep users entertained with continuual upgrades of content and social functions. For the three months ended September 30, 2017, Changyou’s PC games and mobile games had approximately 7.5 million Average Monthly Active Accounts and approximately 2.2 million Quarterly Aggregate Active Paying Accounts.

Our Business

Through the operation of Sohu, Sogou and Changyou, we generate online advertising revenues (including brand advertising revenues and search and search-related advertising revenues), online games revenues and other revenues. Online advertising and online games are our core businesses. For the three months ended September 30, 2017, total revenues generated by Sohu, Sogou and Changyou were approximately $516.1 million, including:

Sohu:

•	$68.8 million in brand advertising revenues, of which $37.9 million was from Sohu Media Portal, $18.9 million was from Sohu Video, and $12.0 million was from Focus; and

•	$24.6 million in other revenues, mainly attributable to revenues from paid subscription services, sub-licensing of purchased video content to third parties, interactive broadcasting services, and content provided through the platforms of the three main telecommunications operators in China.

Total revenues generated by Sohu were $93.4 million.

Sogou:

•	$225.4 million in search and search-related advertising revenues; and

•	$31.8 million in other revenues, attributable to Sogou’s offering of Internet value-added services (or “IVAS”), primarily with respect to the operation of Web games and mobile games developed by third parties, and of other products and services, including smart hardware products.

Total revenues generated by Sogou were $257.2 million.

Changyou:

•	$132.4 million in online game revenues;

•	$6.0 million in brand advertising revenues, mainly attributable to Changyou’s 17173.com Website; and

•	$27.1 million in other revenues attributable to Changyou’s cinema advertising business and IVAS business.

Total revenues generated by Changyou were $165.5 million.

For the three months ended September 30, 2017, our total brand advertising revenues were $74.8 million, total search and search-related advertising revenues were $225.4 million, total online game revenues were $132.4 million, and total other revenues were $83.5 million.

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

Other Sohu Business

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

Sogou’s Business

Search and Search-related Business

The search and search-related business consists primarily of search and search-related advertising services offered by Sogou. Search and search-related advertising services enable advertisers’ promotional links to be displayed on Sogou’s search results pages and other Internet properties and third parties’ Internet properties where the links are relevant to the subject and content of searches and such properties. Sogou’s advertising services expand distribution of advertisers’ promotional links and advertisements by leveraging traffic on third parties’ Internet properties, including Web content, software, and mobile applications. Our search and search-related business benefits from our collaboration with Tencent Holdings Limited (“Tencent”), which provides us access to traffic and content generated from the products and services provided by Tencent.

Revenues generated by the search and search-related business are classified as search and search-related advertising revenues in our consolidated statements of comprehensive income.

Other Sogou Business

Sogou also offers IVAS, primarily with respect to the operation of Web games and mobile games developed by third parties, and offers other products and services, including smart hardware products. Revenues generated by Sogou from the other business are classified as other revenues in our consolidated statements of comprehensive income.

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

Platform Channel Business

Changyou’s platform channel business consists primarily of the operation of the 17173.com Website, one of the leading information portals in China, which provides news, electronic forums, online videos and other information services regarding online games to game players. Changyou’s platform channel business also offers a number of software applications for PCs and mobile devices through two platforms, RaidCall and MoboTap. RaidCall provides online music and entertainment services, primarily in Taiwan. MoboTap provides (a) software applications for PCs and mobile devices through Dolphin Browser, which is a gateway to a host of user activities on mobile devices with the majority of its users based in overseas markets, and (b) domestic online card and board games.

In 2014, Changyou purchased 51% of the equity interests in MoboTap on a fully-diluted basis for approximately $91 million in cash. Changyou’s intention in making the acquisition was to generate benefits from expected synergies of the Dolphin Browser with Changyou’s platform channel business.

In 2015, the financial performance of the Dolphin Browser was below original expectations, and Changyou’s management concluded that the Dolphin Browser was unable to provide the expected synergies with Changyou’s platform channel business. Accordingly mangagment performed a goodwill impairment test using the discounted cash flow method for the goodwill generated in the acquisition of MoboTap. As a result, Changyou recorded $29.6 million and $8.9 million, respectively, in goodwill and intangible assets impairment losses. MoboTap then switched its focus to the development and operation of card and board games in China, which have been MoboTap’s main source of revenue since 2015.

In 2016, Changyou’s Board of Directors approved the disposal of Changyou’s 51% equity interest in MoboTap. Accordingly, the assets and liabilities attributable to MoboTap were classified as assets and liabilities held for sale and measured at the lower of their carrying amounts or their fair value, less cost to sell, in the Sohu Group’s consolidated balance sheet as of December 31, 2016.

In the first quarter of 2017, Changyou’s management determined that the disposal was unlikely to be completed within one year, due to the suspension of negotiations with a potential buyer of MoboTap. As a result, the assets held for sale and liabilities held for sale related to MoboTap were reclassified and have been recorded as assets and liabilities held for use and measured at the lower of the carrying value before MoboTap was classified as held for sale, adjusted for any depreciation and amortization expense that would have been recognized had the assets and liabilities been continuously classified as held for use, or the fair value as of the reclassification date in the Sohu Group’s consolidated balance sheets commencing on the reclassification date. In the first quarter of 2017, Changyou recorded a $1.4 million expense in the consolidated statements of comprehensive income for catch-up of depreciation and amortization expense of the assets held for sale before the reclassification.

In the third quarter of 2017, due to reinforced restrictions the Chinese regulatory authorities imposed on card and board games, some of Changyou’s key distribution partners informed Changyou that they had decided to stop the distribution and promotion of card and board games, which had an adverse impact on MoboTap’s current performance, and also increased the uncertainty for its future operations and cash flow. As a result, Changyou determined that it is unlikely for MoboTap to gain users and grow its online card and board games revenues in China. Management performed an impairment test in the third quarter of 2017 using the discounted cash flow method and impairment charges of $86.9 million were recognized to reflect the fair value of the MoboTap business, of which an $83.5 million impairment loss was recognized for goodwill and a $3.4 million impairment loss was recognized for intangible assets.

All revenues generated by the 17173.com Website are classified as brand advertising revenues, online card and board games revenues generated by MoboTap are classified as online game revenues, and IVAS revenues generated by MoboTap through the Dolphin Browser and generated by RaidCall are classified as other revenues in the Sohu Group’s consolidated statements of comprehensive income.

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

Noncontrolling Interest for Sogou

Sogou’s Share Structure

As of September 30, 2017, Sogou had outstanding a combined total of 336,194,956 ordinary shares and preferred shares held as follows:

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

(iv) Various employees of Sogou and Sohu: 21,716,831 Class A Ordinary Shares.

Sohu’s Shareholding in and Control of Sogou

As of September 30, 2017, we held approximately 36% of the outstanding equity capital of Sogou on a fully-diluted basis, assuming for such purpose that all share options under the Sogou 2010 Share Incentive Plan and all share options under the Sohu Management Sogou Share Option Arrangement are granted and exercised, and that all of the Sogou Class A Ordinary Shares that Sogou has repurchased are re-issued to shareholders other than us. Also as of September 30, 2017, we held over 50% of the total voting power of Sogou on a fully-diluted basis and controlled the election of a majority of the Board of Directors of Sogou, assuming that Tencent’s non-voting Class B Ordinary Shares are converted to voting shares, that all of the Sogou Class A Ordinary Shares that Sogou has repurchased are re-issued to shareholders other than us, and that all Sogou share options under the Sogou 2010 Share Incentive Plan and all Sogou share options under the Sohu Management Sogou Share Option Arrangement are granted and exercised.

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

Voting Agreement Signed among Sohu, Tencent, and Sogou in August 2017

In August 2017, in anticipation of Sogou’s previously-announced currently pending proposed IPO, Sohu, Tencent, and Sogou entered into the Voting Agreement, which will take effect upon the completion of the proposed IPO. Effective upon the completion of the proposed IPO, all of the Sogou shares held by us for our own account and all of the Sogou shares held by Tencent will be redesignated as Class B Ordinary Shares. Each Class B Ordinary Share will be entitled to ten votes per share on any matter brought to a vote of Sogou shareholders, whereas Class A Ordinary Shares, which will be held by shareholders other than us and Tencent, will be entitled to one vote per share. As a result of the additional voting power of the Class B Ordinary Shares, upon the completion of the proposed IPO Sogou and Tencent will together have the power to determine all matters that may come to a vote of Sogou’s shareholders, including the election of directors. Under the Voting Agreement, following the completion of Sogou’s proposed IPO, we will have the right to appoint a majority of Sogou’s Board of Directors and Tencent will have the right to appoint two directors. We will continue to consolidate Sogou in our financial statements following the completion of the proposed IPO, and will provide for non-controlling interests reflecting ordinary shares in Sogou held by shareholders other than us.

Noncontrolling Interest for Changyou

Changyou is a public company listed on the NASDAQ Global Select Market. As of September 30, 2017, we held approximately 68% of the combined total of Changyou’s outstanding ordinary shares, and controlled approximately 95% of the total voting power in Changyou.

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

Revenues or expenses from barter transactions are recognized at fair value during the period in which the advertisements are provided only if the fair value of the advertising services surrendered in the transaction is determinable based on our historical practice of receiving cash and cash equivalents, marketable securities, or other consideration that is readily convertible to a known amount of cash for similar advertising from buyers unrelated to the counterparty in the barter transaction.

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

Pay-for-click Services

Pay-for-click services are services that enable our advertisers’ promotional links to be displayed on Sogou’s search results pages and other Internet properties and third parties’ Internet properties where the links are relevant to the subject and content of searches and such properties. For pay-for-click services, we introduce Internet users to our advertisers through our auction-based systems and charge advertisers on a per-click basis when the users click on the displayed links. Revenue for pay-for-click services is recognized on a per-click basis when the users click on the displayed links.

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

Sogou’s advertising services expand distribution of advertisers’ promotional links and advertisements by leveraging traffic on third parties’ Internet properties, including Web content, software, and mobile applications. We recognize gross revenue for the amount of fees we receive from advertisers, as we are the primary obligor to the advertisers. Payments made to operators of third-party Internet properties are included in traffic acquisition costs, which are included in cost of search and search-related advertising revenues.

Online Game Revenues

Changyou’s online game revenues are generated primarily from its self-operated and licensed-out PC games and mobile games. Prior to the sale of the Shenzhen 7Road business in 2015, Changyou generated online game revenues from Web games, which have been an insignificant part of Changyou’s business since the sale. Changyou’s online game revenues also include revenues generated from online card and board games offered by MoboTap. All of Changyou’s games are operated under the item-based revenue model, where the basic game play functions are free of charge and players are charged for purchases of in-game virtual items, including those with a predetermined expiration time and perpetual virtual items.

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

Sogou

Other revenues attributable to Sogou are revenues from IVAS, primarily with respect to the operation of Web games and mobile games developed by third parties, and revenues from other products and services that Sogou offers, including smart hardware products.

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

Changyou Share-based Awards

In determining the fair value of ordinary shares and restricted share units granted by Changyou as share-based awards in 2008, the income approach /discounted cash flow method with a discount for lack of marketability was applied, given that the shares underlying the awards were not publicly traded at the time of grant. In determining the fair value of restricted share units granted in 2009 shortly before Changyou’s IPO, the fair value of the underlying shares was determined based on Changyou’s offering price for its IPO. In determining the fair value of restricted share units granted after Changyou’s IPO, the public market price of the underlying shares on the grant dates was applied.

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

Sohu Video Share-based Awards

On January 4, 2012, Sohu Video, the holding entity of Sohu’s video division, adopted a 2011 Share Incentive Plan (the “Video 2011 Share Incentive Plan”) which provides for the issuance of up to 25,000,000 ordinary shares of Sohu Video (representing approximately 10% of the outstanding Sohu Video shares on a fully-diluted basis) to management and key employees of the video division and to Sohu management. As of September 30, 2017, grants of options for the purchase of 16,368,200 ordinary shares of Sohu Video had been contractually made, of which options for the purchase of 4,972,800 ordinary shares were vested.

For purposes of ASC 718-10-25, as of September 30, 2017, no grant date had occurred, because the broader terms and conditions of the option awards had neither been finalized nor mutually agreed upon with the recipients. Therefore the fair value of the awards was not determinable and could not be accounted for. In accordance with ASC 718-10-55, our management determined that the service inception date with respect to vested option awards for the purchase of 4,972,800 shares had preceded the grant date. Therefore, we recognized compensation expense for these vested Sohu Video share-based awards and re-measured, and will re-measure, the compensation expense on each subsequent reporting date based on the then-current fair values of these vested awards until the grant date is established.

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

As of September 30, 2017, the following principal entities were qualified as HNTEs and were entitled to an income tax rate of 15%.

For Sohu’s Business

•	Sohu New Momentum. Sohu New Momentum qualified as an HNTE for 2016 to 2018, and will need to re-apply for HNTE qualification in 2019.

•	Sohu Internet. Sohu Internet qualified as an HNTE for 2015 to 2017, and will need to re-apply for HNTE qualification in 2018.

•	Sohu Media and Guangzhou Qianjun. Sohu Media and Guangzhou Qianjun re-applied for HNTE qualification in August 2017 and May 2017, respectively. New Media’s re-application has been approved, and it is qualified as an HNTE for 2017 to 2019 and will need to re-apply for qualification in 2020. Pending approval of its re-application, Guanzhou Qianjun is entitled to continue to enjoy the beneficial tax rate as if it had already qualified as an HNTE for 2017.

For Sogou’s Business

•	Sogou Information. Sogou Information qualified as an HNTE for 2015 to 2017, and will need to re-apply for HNTE qualification in 2018.

•	Sogou Technology. Sogou Technology re-applied for HNTE qualification in September 2017. Pending approval of its re-application, Sogou Technology is entitled to continue to enjoy the beneficial tax rate as if it had already qualified as an HNTE for 2017.

•	Sogou Network. Sogou Network qualified as an HNTE for 2016 to 2018, and will need to re-apply for HNTE qualification in 2019.

For Changyou’s Business

•	Gamease and AmazGame. Gamease and AmazGame re-applied for HNTEs qualification in August 2017 and October 2017, respectively. Pending approval of their re-applications, AmazGame and Gamease are entitled to continue to enjoy the beneficial tax rate as if they had already qualified as an HNTE for 2017.

•	Gamespace. Gamespace qualified as HNTE for the years 2017 to 2019, and will need to re-apply for HNTE qualification in 2020.

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

For Sohu’s Business

•	Sohu New Momentum. In the second quarter of 2017, Sohu New Momentum completed a self-assessment and filed required supporting documents to entitle it to the first year of an income tax rate reduction from 25% to 12.5% as a Software Enterprise for 2016, and will follow the same process in 2018 to entitle it to the second year of an income tax rate reduction from 25% to 12.5% for 2017.

For Sogou’s Business

•	Sogou Technology. In the second quarter of 2017, Sogou Technology completed a self-assessment and filed required supporting documents for KNSE status for 2016, and will follow the same process in 2018 for KNSE status for 2017.

For Changyou’s Business

•	AmazGame. In the second quarter of 2017, AmazGame completed a self-assessment and filed required supporting documents for KNSE status for 2016, and will follow the same process in 2018 for KNSE status for 2017. In the third quarter of 2017, AmazeGame was qualified as a KNSE after the relevant government authorities’ assessment and was entitled to a preferential income tax rate of 10% for 2016.

•	Wuhan Baina Information. In the second quarter of 2017, Wuhan Baina Information completed a self-assessment and filed required supporting documents to entitle it to the first year of an income tax exemption as a Software Enterprise for 2016, and will follow the same process in 2018 to entitle it to the second year of an income tax exemption for 2017.

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

Our financial instruments mainly include cash equivalents, restricted cash, short-term investments, accounts receivable, assets held for sale, prepaid and other current assets, long-term investments (including available-for-sale equity securities), restricted time deposits, accounts payable, accrued liabilities, receipts in advance and deferred revenue, liabilities held for sale, short-term bank loans, other short-term liabilities and long-term accounts payable.

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

RESULTS OF OPERATIONS

Revenues

The following table presents our revenues by revenue source and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,						Nine Months Ended September 30,
	2016		2017		2017 vs 2016		2016		2017		2017 vs 2016
	Amount	Percentage of the total revenue	Amount	Percentage of the total revenue	Amount	Incremental ratio	Amount	Percentage of the total revenue	Amount	Percentage of the total revenue	Amount	Incremental ratio
Revenues
Online advertising:
Brand advertising	$110,871	27%	74,832	15%	(36,039)	(33)%	$349,261	28%	242,315	18%	(106,946)	(31)%
Search and search-related advertising	150,667	37%	225,363	43%	74,696	50%	444,633	36%	554,145	41%	109,512	25%

Subtotal of online advertising revenues	261,538	64%	300,195	58%	38,657	15%	793,894	64%	796,460	59%	2,566	0%

Online game	98,553	24%	132,427	26%	33,874	34%	300,309	24%	340,150	25%	39,841	13%
Others	50,491	12%	83,439	16%	32,948	65%	144,469	12%	214,722	16%	70,253	49%

Total revenues	$410,582	100%	516,061	100%	105,479	26%	$1,238,672	100%	1,351,332	100%	112,660	9%

Online Advertising Revenues

Online advertising revenues were $300.2 million and $796.5 million, respectively, for the three and nine months ended September 30, 2017, compared to $261.5 million and $793.9 million, respectively, for the corresponding periods in 2016. Online advertising revenues were generally stable for the three and nine months ended September 30, 2017, compared to the three and nine months ended September 30, 2016.

Brand Advertising Revenues, Generated by Sohu and Changyou

Brand advertising revenues were $74.8 million and $242.3 million, respectively, for the three and nine months ended September 30, 2017, compared to $110.9 million and $349.3 million, respectively, for the corresponding periods in 2016. The decrease in brand advertising revenues from the three months ended September 30, 2016 to the three months ended September 30, 2017 was $36.1 million, representing a year-on-year decrease rate of 33%, and the decrease from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 was $107.0 million, representing a year-on-year decrease rate of 31%. The year-on-year decrease in brand advertising revenues was mainly attributable to a decline in revenues from large advertisers as well as an adverse real estate advertising market.

Sohu

•	Sohu Media Portal

Revenues from Sohu Media Portal were $37.9 million and $115.9 million, respectively, for the three and nine months ended September 30, 2017, compared to $48.0 million and $140.1 million, respectively, for the corresponding periods in 2016. The decrease in revenues from Sohu Media Portal from the three months ended September 30, 2016 to the three months ended September 30, 2017 was $10.1 million, representing a year-on-year decrease rate of 21%, and the decrease from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 was $24.2 million, representing a year-on-year decrease rate of 17%. The average amount spent per advertiser was approximately $10,000 and $20,000, respectively, for the three months and nine months ended September 30, 2017, compared to $26,000 and $47,000, respectively, for the corresponding periods in 2016. While the slowdown in the growth of the economy in China shrank the budgets of brand advertisers, rapid growth in the number of small and medium enterprise (“SME”) customers advertising on Sohu Media Portal helped offset the impact to some extent. The number of advertisers for Sohu Media Portal was 3,881 and 5,773, respectively, for the three and nine months ended September 30, 2017, compared to 1,865 and 2,997, respectively, for the corresponding periods in 2016.

•	Sohu Video

Revenues from Sohu Video were $18.9 million and $62.3 million, respectively, for the three and nine months ended September 30, 2017, compared to $25.4 million and $98.4 million, respectively, for the corresponding periods in 2016. The decrease in revenues from Sohu Video from the three months ended September 30, 2016 to the three months ended September 30, 2017 was $6.5 million, representing a year-on-year decrease rate of 26%, and the decrease from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 was $36.1 million, representing a year-on-year decrease rate of 37%. The changes were mainly attributable to fluctuations both in the number of advertisers and in the average amount spent per advertiser. Both the number of advertisers and the average amount spent per advertiser for the three and nine months ended September 30, 2017 decreased compared to the corresponding periods in 2016, which led to the decreases in revenues from Sohu Video. The number of advertisers for Sohu Video was 152 and 296, respectively, for the three and nine months ended September 30, 2017, compared to 208 and 385, respectively, for the corresponding periods in 2016. The average amount spent per advertiser was approximately $124,000 and $210,000, respectively, for the three and nine months ended September 30, 2017, compared to $122,000 and $256,000, respectively, for the corresponding periods in 2016.

•	Focus

Revenues from Focus were $12.0 million and $45.1 million, respectively, for the three and nine months ended September 30, 2017, compared to $25.8 million and $79.6 million, respectively, for the corresponding periods in 2016. The decrease in revenues from Focus from the three months ended September 30, 2016 to the three months ended September 30, 2017 was $13.8 million, representing a year-on-year decrease rate of 53%, and the decrease from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 was $34.5 million, representing a year-on-year decrease rate of 43%.

Revenues from Focus were generated through the Fixed Price model and the E-commerce model.

For the Fixed Price model, revenues were $8.2 million and $30.2 million, respectively, for the three and nine months ended September 30, 2017, compared to $10.9 million and $36.3 million, respectively, for the corresponding periods in 2016, representing a year-on-year decrease of $2.7 million and $6.1 million, respectively, from the three months ended September 30, 2016 to the three months ended September 30, 2017 and from the nine months ended September 30, 2016 to the nine months ended September 30, 2017.

For the E-commerce model, revenues were $3.8 million and $14.9 million, respectively, for the three and nine months ended September 30, 2017, compared to $14.9 million and $43.3 million, respectively, for the corresponding periods in 2016, representing a year-on-year decrease of 75% and 66%, repectively, from the three months ended September 30, 2016 to the three months ended September 30, 2017 and from the nine months ended September 30, 2016 to the nine months ended September 30, 2017. The decrease was mainly driven by sharp declines in the numbers of paying subscribers and cooperative developers, resulting from the PRC government’s implementation of tightened real estate policies starting from the beginning of 2017. The number of developers with which we had cooperation arrangements was 364 and 937, respectively, for the three and nine months ended September 30, 2017, compared to 725 and 1,234, respectively, for the corresponding periods in 2016. The number of paying subscribers for the membership services was 3,745 and 22,620, respectively, for the three and nine months ended September 30, 2017, compared to 26,233 and 74,050, respectively, for the corresponding periods in 2016.

Changyou

•	17173.com Website

Revenues from the 17173.com Website were $6.0 million and $19.0 million, respectively, for the three and nine months ended September 30, 2017, compared to $11.7 million and $31.1 million, respectively, for the corresponding periods in 2016. The decrease in revenues from 17173.com Website for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was $5.7 million, representing a year-on-year decrease of 49%, and the decrease for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was $12.1 million, representing a year-on-year decrease of 39%. The decrease was mainly due to fewer PC games being launched in China and our new mobile initiatives being at an early stage. The number of advertisers on the 17173.com Website was 89 and 148, respectively, for the three and nine months ended September 30, 2017, compared to 106 and 163, respectively, for the corresponding periods in 2016. The average amount spent per advertiser was approximately $67,000 and $128,000, respectively, for the three months and nine months ended September 30, 2017, compared to $110,000 and $191,000, respectively, for the corresponding periods in 2016.

Search and Search-related Advertising Revenues, Generated by Sogou

Search and search-related advertising revenues were $225.4 million and $554.1 million, respectively, for the three and nine months ended September 30, 2017, compared to $150.7 million and $444.6 million, respectively, for the corresponding periods in 2016. The increase in search and search-related advertising revenues from the three months ended September 30, 2016 to the three months ended September 30, 2017 was $74.7 million, representing a year-on-year growth rate of 50%, and the increase from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 was $109.5 million, representing a year-on-year growth rate of 25%. The increases were mainly driven by robust traffic growth and improved monetization on the mobile end.

The increase in search and search-related advertising revenues mainly consisted of an increase in revenues from auction-based pay-for-click services, which accounted for approximately 84% and 83%, respectively, of the total search and search-related revenues for the three and the nine months ended September 30, 2017, compared to 78% and 77%, respectively, for the corresponding periods in 2016.

The growth in revenues from auction-based pay-for-click services resulted from increases both in the number of advertisers and in average revenue per advertiser (or “ARPA”). The number of auction-based pay-for-click advertisers was approximately 77,000 and 115,000, respectively, for the three and nine months ended September 30, 2017, compared to 63,000 and 100,000, respectively, for the corresponding periods in 2016. The ARPA for auction-based pay-for-click services was $2,455 and $3,987, respectively, for the three and nine months ended September 30, 2017, compared to $1,859 and $3,442, respectively, for the corresponding periods in 2016. The increase in auction-based pay-for-click advertisers was primarily driven by a successful expansion of our network of advertising agencies. The increase in ARPA was primarily attributable to an increase in the number of paid clicks, but ARPA for the nine months ended September 30, 2017 was adversely affected by depreciation of the RMB against the U.S. dollar. The total number of our paid clicks increased by 65% and 35%, respectively, for the three and nine months ended September 30, 2017, primarily driven by strong growth in mobile paid clicks as a result of rapidly-growing mobile search traffic, and an improved click-through rate on the mobile end, which was partially offset by declining PC paid clicks.

Online Game Revenues Generated by Changyou

Revenues from the online game business were $132.4 million and $340.2 million, respectively, for the three and nine months ended September 30, 2017, compared to $98.6 million and $300.3 million, respectively, for the corresponding periods in 2016. The year-over-year increases were mainly due to the revenue contribution of the Legacy TLBB mobile game, which was launched in the middle of the second quarter of 2017.

PC Games and Mobile Games

Revenues from PC games were $58.3 million and $180.8 million, respectively, for the three and nine months ended September 30, 2017, compared to $70.4 million and $204.3 million, respectively, for the corresponding periods in 2016. The decrease in revenues from PC games from the three months ended September 30, 2016 to the three months ended September 30, 2017 was $12.1 million, representing a year-on-year decrease rate of 17%, and the decrease from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 was $23.5 million, representing a year-on-year decrease rate of 12%. The year-on-year decrease in revenues from PC games was mainly due to the natural decline in revenues of TLBB, which is an older PC game. For the three and nine months ended September 30, 2017, the PC game TLBB generated $48.3 million and $149.4 million, respectively, in revenues, accounting for approximately 36% and 44%, respectively, of Changyou’s online game revenues, approximately 29% and 34%, respectively, of Changyou’s total revenues and approximately 9% and 11%, respectively, of the Sohu Group’s total revenues.

Revenues from mobile games were $73.7 million and $157.8 million, respectively, for the three and nine months ended September 30, 2017, compared to $27.3 million and $92.5 million, respectively, for the corresponding periods in 2016. The increase in revenues from mobile games from the three months ended September 30, 2016 to the three months ended September 30, 2017 was $46.4 million, representing a year-on-year increase rate of 170%, and the increase from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 was $65.3 million, representing a year-on-year increase rate of 71%. The increase in revenues from mobile games was mainly driven by the successful launch of the new mobile game Legacy TLBB in the second quarter of 2017. For the three and nine months ended September 30, 2017, the mobile game Legacy TLBB generated $56.2 million and $104.2 million, respectively, in revenues, accounting for approximately 42% and 31%, respectively, of Changyou’s online game revenues, approximately 34% and 24%, respectively, of Changyou’s total revenues, and approximately 11% and 8%, respectively, of the Sohu Group’s total revenues.

The following table sets forth certain operating data for Changyou’s PC games and mobile games for the periods indicated:

Average Monthly Active Accounts (1)	Three Months Ended March 31		Three Months Ended June 30		Three Months Ended September 30
(in millions)	PC games	Mobile games	PC games	Mobile games	PC games	Mobile games
2016	3.0	3.2	2.9	2.4	2.7	2.8
2017	2.4	1.1	2.4	7.4	2.3	5.2

Quarterly Aggregate Active Paying Accounts (2)	Three Months Ended March 31		Three Months Ended June 30		Three Months Ended September 30
(in millions)	PC games	Mobile games	PC games	Mobile games	PC games	Mobile games
2016	1.1	0.8	1.0	0.6	1.0	0.7
2017	0.9	0.3	0.9	2.5	0.8	1.4

(1)	Average Monthly Active Accounts for a given period refers to the number of registered accounts that were logged in to these games at least once during the period.
(2)	Quarterly Aggregate Active Paying Accounts for a given quarter refers to the number of accounts from which game points were used at least once during the quarter.

Web Games

Revenues from Web games were $0.4 million and $1.6 million, respectively, for the three and nine months ended September 30, 2017, compared to $0.8 million and $3.5 million, respectively, for the corresponding periods in 2016.

Other Revenues

Revenues from other services were $83.4 million and $214.7 million, respectively, for the three and nine months ended September 30, 2017, compared to $50.4 million and $144.5 million, respectively, for the corresponding periods in 2016.

The increase from the three months ended September 30, 2016 to the corresponding period of 2017 was $33.0 million, consisting of a $9.3 million increase in revenues from smart hardware products, a $6.8 million increase in revenues from sub-licensing of purchased video content to third parties, a $6.6 million increase in paid subscription services, a $5.8 million increase in IVAS revenues.

The increase from the nine months ended September 30, 2016 to the corresponding period of 2017 was $70.2 million, consisting mainly of a $17.8 million increase in revenues from the cinema advertisement business, a $15.5 million increase in IVAS revenues, a $14.9 million increase in paid subscription service revenues, and a $12.0 million increase in revenues from smart hardware products.

Costs and Expenses

Cost of Revenues

The following table presents our cost of revenues by source and by proportion for the periods indicated (in thousands, except percentages)

	Three Months Ended September 30,						Nine Months Ended September 30,
	2016		2017		2017 vs 2016		2016		2017		2017 vs 2016
	Amount	Percentage of the total cost	Amount	Percentage of the total cost	Amount	Incremental ratio	Amount	Percentage of the total cost	Amount	Percentage of the total cost	Amount	Incremental ratio
Cost of revenues:
Online advertising:
Brand advertising	$102,137	46%	75,733	29%	(26,404)	(26)%	$281,427	45%	280,660	37%	(767)	(0)%
Search and search-related advertising	76,457	34%	115,422	44%	38,965	51%	210,547	34%	294,221	39%	83,674	40%

Subtotal of cost of online advertising revenues	178,594	80%	191,155	73%	12,561	7%	491,974	79%	574,881	76%	82,907	17%

Online game	23,719	11%	17,560	7%	(6,159)	(26)%	75,232	12%	45,678	6%	(29,554)	(39)%
Others	20,571	9%	53,679	20%	33,108	161%	60,783	9%	138,908	18%	78,125	129%

Total cost of revenues	$222,884	100%	262,394	100%	39,510	18%	$627,989	100%	759,467	100%	131,478	21%

Cost of Online Advertising Revenues

Cost of online advertising revenues was $191.2 million and $574.9 million, respectively, for the three and nine months ended September 30, 2017, compared to $178.6 million and $492.0 million, respectively, for the corresponding periods in 2016. The increase in cost of online advertising revenues from the three months ended September 30, 2016 to the three months ended September 30, 2017 was $12.6 million, representing a year-on-year growth rate of 7%.The increase in cost of online advertising revenues from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 was $82.9 million, representing a year-on-year growth of 17%.

Cost of Brand Advertising Revenues

Cost of brand advertising revenues mainly consists of content and license costs, bandwidth leasing costs, salary and benefits expense, and depreciation expense.

Cost of brand advertising revenues was $75.7 million and $280.7 million, respectively, for the three and nine months ended September 30, 2017, compared to $102.1 million and $281.4 million, respectively, for the corresponding periods in 2016.

The decrease in cost of brand advertising revenues from the three months ended September 30, 2016 to the three months ended September 30, 2017 was $26.4 million, representing a year-on-year decrease rate of 26%. The decrease mainly consisted of a $17.4 million decrease in content and license costs, and a $3.0 million decrease in salary and benefits expense.

The decrease in cost of brand advertising revenues from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 was $0.7 million, representing a year-on-year decrease rate of 0.2%. The decrease mainly consisted of a $12.6 million decrease in bandwidth leasing costs, a $7.1 million decrease in salary and benefits expense, a $2.3 million decrease in depreciation expense, a $1.7 million decrease in travelling and entertainment expense, and a $1.2 million decrease in facilities expense, offset by a $24.1 million increase in content and license costs resulting primarily from an impairment charge related to video content in the second quarter of 2017. In the second quarter of 2017, we recognized an impairment loss of $44.9 million, which was mainly due to the ongoing restructuring of the sales team of Sohu Video as well as a strategic shift to reduce purchasing of licensed video content beginning in the second half of 2016. These two factors had an adverse impact on Sohu Video’s performance for the second quarter of 2017, which failed to meet management’s expectations.

Our brand advertising gross margin was negative 1% and negative 16%, respectively, for the three and nine months ended September 30, 2017, as compared to 8% and 19%, respectively, for the corresponding periods in 2016. The year-over-year decrease was mainly due to decreased revenues from Sohu Video and the impairment loss recognized with respect to video content in the second quarter of 2017.

Cost of Search and Search-related Advertising Revenues

Cost of search and search-related advertising revenues mainly consists of traffic acquisition costs, bandwidth leasing costs, depreciation expenses, as well as salary and benefits expenses.

Cost of search and search-related advertising revenues was $115.4 million and $294.2 million, respectively, for the three and nine months ended September 30, 2017 compared to $76.5 million and $210.5 million, respectively, for the corresponding periods in 2016.

The increase in cost of search and search-related advertising revenues from the three months ended September 30, 2016 to the three months ended September 30, 2017 was $38.9 million. The increase mainly consisted of a $33.0 million increase in traffic acquisition costs, a $3.6 million increase in depreciation expense and a $1.7 million increase in bandwidth leasing costs.

The increase in cost of search and search-related advertising revenues from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 was $83.7 million. The increase mainly consisted of $67.3 million increase in traffic acquisition costs, a $10.6 million increase in depreciation expense, a $6.2 million increase in salary and benefits expenses, and a $4.2 million increase in bandwidth leasing costs.

Our search and search-related advertising gross margin was 49% and 47%, respectively, for the three and nine months ended September 30, 2017, as compared to 49% and 53%, respectively, for the corresponding periods in 2016. The decreases in our search and search-related advertising gross margin for the nine months ended September 30, 2017 were mainly due to higher traffic acquisition costs as a percentage of search and search-related advertising revenues.

Cost of Online Game Revenues

Cost of online game revenues mainly consists of revenue-sharing payments, salary and benefits expense, amortization and depreciation expenses, and content and license costs.

Cost of online game revenues was $17.6 million and $45.7 million, respectively, for the three and nine months ended September 30, 2017, compared to $23.7 million and $75.2 million, respectively, for the corresponding periods in 2016.

The decrease in cost of online game revenues from the three months ended September 30, 2016 to the three months ended September 30, 2017 was $6.1 million, representing a year-on-year decrease of 26%. The decrease consisted primarily of a $3.5 million decrease in revenue-sharing payments to mobile APP stores and third-party developers, and a $1.5 million decrease in professional fee expenses.

The decrease in cost of online game revenues from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 was $29.5 million, representing a year-on-year decrease of 39%. The decrease consisted primarily of a $16.4 million decrease in revenue-sharing payments to mobile APP stores and third-party developers, a $5.4 million decrease in bandwidth leasing costs, and a $4.5 million decrease in salary and benefits expense.

Our online game gross margin was 87% for both the three months and the nine months ended September 30, 2017, compared to 76% and 75%, respectively, for the corresponding periods in 2016. The increase in our online game gross margin was mainly due to the successful launch of Legacy TLBB in the second quarter of 2017, which has a high gross margin as revenue is recognized on a net basis after revenue-sharing with Tencent.

Cost of Other Revenues

Cost of other revenues mainly consists of payments to theaters for pre-film screening advertising slots, cost of smart hardware products, content and license costs related to paid subscription services, revenue-sharing payments related to the IVAS business, and revenue-sharing payments related to interactive broadcasting services.

Cost of other revenues was $53.7 million and $138.9 million, respectively, for the three and nine months ended September 30, 2017, compared to $20.6 million and $60.8 million, respectively, for the corresponding periods in 2016. The increase in cost of other revenues for the three and nine months period was mainly due to increased payments to theaters for pre-film screening advertising slots of $10.7 million and $27.9 million, respectively, increased cost of smart hardware products of $8.4 million and $12.2 million, respectively, and increased content and license costs related to paid subscription services of $8.2 million and $25.3 million, respectively.

Operating Expenses

The following table presents our operating expenses by nature and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,						Nine Months Ended September 30,
	2016		2017		2017 vs 2016		2016		2017		2017 vs 2016
	Amount	Percentage of the total expense	Amount	Percentage of the total expense	Amount	Incremental ratio	Amount	Percentage of the total expense	Amount	Percentage of the total expense	Amount	Incremental ratio
Operating expenses:
Product development	$90,007	38%	105,162	31%	15,155	17%	$261,645	39%	289,406	38%	27,761	11%
Sales and marketing	110,584	46%	111,935	34%	1,351	1%	318,597	47%	296,866	39%	(21,731)	(7)%
General and administrative	38,670	16%	31,038	9%	(7,632)	(20)%	95,927	14%	87,045	12%	(8,882)	(9)%
Goodwill impairment and impairment of intangible assets acquired as part of business acquisitions	0	0%	86,882	26%	86,822	100%	0	0%	86,882	11%	86,882	100%
Total operating expenses	$239,261	100%	335,017	100%	95,756	40%	$676,169	100%	760,199	100%	84,030	12%

Product Development Expenses

Product development expenses mainly consist of salary and benefits expenses, content and license expenses, development, upgrade and technical support service fees, depreciation and amortization expenses, and facilities expenses.

Product development expenses were $105.2 million and $289.4 million, respectively, for the three and nine months ended September 30, 2017 compared to $90.0 million and $261.6 million, respectively, for the corresponding periods in 2016.

The increase in product development expenses from the three months ended September 30, 2016 to the three months ended September 30, 2017 was $15.2 million. The increase mainly consisted of a $8.6 million increase in content and license expenses, and a $7.4 million increase in salary and benefits expense, offset by a $1.9 million decrease in share-based compensation expense.

The increase in product development expenses from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 was $27.8 million. The increase mainly consisted of a $15.2 million increase in content and license expenses, a $8.0 million increase in salary and benefits expense, a $3.7 million increase in share-based compensation expense, and a $2.5 million increase in technical service fees, offset by a $2.0 million decrease in depreciation and amortization expense.

Sales and Marketing Expenses

Sales and marketing expenses mainly consist of advertising and promotional expenditures, salary and benefits expenses, travel expenses, and facility expenses.

Sales and marketing expenses were $111.9 million and $296.9 million, respectively, for the three and nine months ended September 30, 2016, compared to $110.6 million and $318.6 million, respectively, for the corresponding periods in 2016.

The increase in sales and marketing expenses from the three months ended September 30, 2016 to the three months ended September 30, 2017 was $1.3 million. The increase mainly consisted of a $2.8 million increase in advertising and promotional expenditures, offset by a $0.7 million decrease in travelling and entertainment expense, a $0.4 million decrease in office expense, and a $0.4 million decrease in share-based compensation expense.

The decrease in sales and marketing expenses from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 was $21.7 million. The decrease mainly consisted of a $16.1 million decrease in advertising and promotional expenditures, and a $5.4 million decrease in salary and benefits expense.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses, professional service fees, share-based compensation expense, facilities expense, depreciation and amortization expenses, and travel expenses.

General and administrative expenses were $31.0 million and $87.0 million, respectively, for the three and nine months ended September 30, 2017, compared to $38.7 million and $95.9 million, respectively, for the corresponding periods in 2016.

The decrease in general and administrative expenses from the three months ended September 30, 2016 to the three months ended September 30, 2017 was $7.7 million. The decrease mainly consisted of a $4.3 million decrease in share-based compensation expense, a $1.9 million decrease in technical service fees, and a $1.3 million decrease in salary and benefits expense, offset by a $0.6 increase in facilities expense.

The decrease in general and administrative expenses from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 was $8.9 million. The decrease mainly consisted of a $6.5 million decrease in salary and benefits expense, and a $5.4 million decrease in professional service fees, offset by a $5.2 million increase in share-based compensation expense.

Goodwill impairment and impairment of intangible assets acquired as part of business acquisitions

In the third quarter of 2017, Changyou recognized goodwill impairment associated with MoboTap. For the online card and board games conducted by MoboTap, due to reinforced restrictions the Chinese regulatory authorities imposed on online card and board games, some of Changyou’s key distribution partners informed Changyou that they had decided to stop the distribution and promotion of card and board games in the third quarter of 2017, which had an adverse impact on MoboTap’s current performance, and also increased the uncertainty for its future operations and cash flow. As a result, Changyou determined that it is unlikely for MoboTap to gain users and grow its online card and board games revenues in China. Changyou management performed an impairment test in the third quarter of 2017 using the discounted cash flow method, and impairment charges of $86.9 million were recognized to reflect the fair value of the MoboTap business, of which an $83.5 million impairment loss was recognized for goodwill and a $3.4 million impairment loss was recognized for intangible assets.

Share-based Compensation Expense

Share-based compensation expense was recognized in costs and expenses for the three and nine months ended September 30, 2016 and the three and nine months ended September 30, 2017, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Share-based compensation expense	2016	2017	2016	2017
Cost of revenues	$295	$281	$294	$696
Product development expense	4,105	2,247	5,801	9,499
Sales and marketing expenses	752	344	927	1,939
General and administrative expenses	8,018	3,682	9,125	14,330

	$13,170	$6,554	$16,147	$26,464

Share-based compensation expense recognized for share awards of Sohu (excluding Sohu Video), Sogou, Changyou and Sohu Video as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Share-based compensation expense	2016	2017	2016	2017
For Sohu (excluding Sohu Video) share-based awards	$5,639	$4,086	$4,749	$4,088
For Sogou share-based awards (2)	180	310	2,505	5,302
For Changyou share-based awards	7,202	2,208	9,340	17,223
For Sohu Video share-based awards (1)	149	(50)	(447)	(149)

	$13,170	$6,554	$16,147	$26,464

Note (1): The negative amount represented re-measured compensation expense based on the then-current fair value of the awards on the reporting date.

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

As of September 30, 2017, unrecognized share-based compensation expense for Sohu (excluding Sohu Video), Sogou and Changyou share-based awards was as follows (in thousands):

Unrecognized share-based compensation expense	As of September 30, 2017
For Sohu (excluding Sohu Video) share-based awards	$(1,975)
For Sogou share-based awards (3)	86
For Changyou share-based awards	7,024

$5,135

Note (3): Includes the unrecognized compensation expense for employees who transferred from Tencent with Soso search and search-related businesses.

Operating Profit/(Loss)

For the three and nine months ended September 30, 2017, we had an operating loss of $81.4 million and $168.3 million, respectively, compared to an operating loss of $51.6 million and $65.5 million, respectively, for the corresponding periods in 2016.

Other Income / (Loss)

We had other loss of $5.1 million and other income of $2.3 million, respectively, for the three and nine months ended September 30, 2017, compared to other income of $3.7 million and other loss of $17.0 million, respectively, for the corresponding periods in 2016. The change for the three months ended September 30, 2017, was mainly due to a $5.8 million impairment loss recognized in the third quarter of 2017 related to Keyeast. The change for the nine months ended September 30, 2017, was mainly due to a $27.8 million one-time expense recognized in the second quarter of 2016 related to a donation by Sogou to Tsinghua University related to setting up a joint research institute focusing on artificial intelligence technology, as well as a $5.8 million impairment loss recognized in the third quarter of 2017 related to Keyeast.

Interest Income

Interest income was $6.5 million and $16.8 million, respectively, for the three and nine months ended September 30, 2017, compared to $6.3 million and $17.4 million, respectively, for the corresponding periods of 2016.

Interest Expense

Interest expense was $1.1 million and $1.5 million, respectively, for the three and nine months ended September 30, 2017, compared to $0.2 million and $1.2 million, respectively, for the corresponding periods of 2016.

Income Tax Expense

Income tax expense was $15.9 million and $39.4 million, respectively, for the three and nine months ended September 30, 2017, compared to $1.0 million and $15.3 million, respectively, for the corresponding periods in 2016.

The increase in income tax expense was mainly due to an increase in online game revenues as a result of the launch of Changyou’s new mobile game Legacy TLBB in the second quarter of 2017, offset by a reversal of PRC income tax expense of $5.1 million in the third quarter of 2017 for the preferential tax rate that one of Changyou’s subsidiaries received in 2017 as a KNSE for 2016.

Net Loss

For the three and nine months ended September 30, 2017, we had net loss of $102.0 million and $200.4 million, respectively, compared to net loss of $42.0 million and $77.9 million, respectively, for the corresponding periods of 2016.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest was $1.9 million and $60.0 million, respectively, for the three and nine months ended September 30, 2017 compared to $32.8 million and $80.2 million, respectively, for the corresponding periods in 2016.

Net Loss Attributable to Sohu.com Inc.

As a result of the foregoing, we had a net loss attributable to Sohu.com Inc. of $104.0 million and $260.4 million, respectively, for the three and nine months ended September 30, 2017, compared to a net loss attributable to Sohu.com Inc. of $74.8 million and $158.1 million, respectively, for the corresponding periods of 2016.

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

As of September 30, 2017, we had cash and cash equivalents of approximately $1.0 billion, and short-term investments of $304.3 million. Of our cash and cash equivalents, $430.4 million was held in financial institutions inside Mainland China and $610.2 million was held in financial institutions outside of Mainland China. Our VIEs held $55.4 million of our cash and cash equivalents and $985.2 million was held outside of our VIEs.

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

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2017 (in thousands):

As of September 30,	2017	2018	2019	2020	2021	Thereafter	Total Payments Required
Purchase of cinema advertisement slot rights	15,795	78,225	43,686	20,124	2,858	79	160,767
Purchase of content and services - video	27,087	16,379	18,718	580	0	0	62,764
Purchase of bandwidth	26,827	13,771	1,261	1,103	322	0	43,284
Operating lease obligations	4,290	14,417	3,234	1,032	60	10	23,043
Expenditures for operating rights for licensed games with technological feasibility	529	19,154	0	0	0	0	19,683
Purchase of content and services - others	5,766	2,483	298	59	27	0	8,633
Fees for operating rights for licensed games in development	1,362	1,182	0	0	0	0	2,544
Expenditures for rights to titles of games in development	259	1,233	0	0	0	0	1,492
Others	3,596	424	87	0	0	0	4,107

Total Payments Required	85,511	147,268	67,284	22,898	3,267	89	326,317

Cash Generating Ability

Our cash flows are summarized below (in thousands):

	Nine Months Ended September 30,
	2016	2017
Net cash provided by operating activities	$214,224	$83,972
Net cash used in investing activities	(9,046)	(185,233)
Net cash provided by /(used in) financing activities	(327,591)	57,265
Effect of exchange rate change on cash and cash equivalents	(20,427)	21,919
Reclassification of cash and cash equivalents to held-for-sale assets	(10,280)	11,684

Net decrease in cash and cash equivalents	(153,120)	(10,393)
Cash and cash equivalents at beginning of period	1,245,205	1,050,957

Cash and cash equivalents at end of period	$1,092,085	$1,040,564

Net Cash Provided by Operating Activities

For the nine months ended September 30, 2017, $84.0 million net cash provided by in operating activities was primarily attributable to our net loss of $200.4 million, adjusted by (i) the add back of non-cash items consisting of $171.9 million in depreciation and amortization, $86.9 million in impairment loss of goodwill and impairment of acquired intangible assets via acquisition of businesses, $45.0 million in impairment of other intangible assets and other assets, $22.5 million in share-based compensation expense, $5.8 million in impairment of available-for-sale securities, $4.4 million in provison for allowance for doubtful accounts, and $0.9 million in investment loss from equity investments, (ii) offset by $5.6 million in change in fair value of financial instruments, and $0.6 million of other items. A decrease in cash from $46.8 million in working capital items is also included in operating cash flow.

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

Net Cash Used in Investing Activities

For the nine months ended September 30, 2017, $185.2 million net cash used in investing activities was primarily attributable to (i) $568.7 million used in purchase of financial instruments, $111.1 million used in purchase of fixed assets and intangible assets, $7.7 million used in the purchase of a long-term investment, and $2.9 million in payments for other investing activities, (ii) offset by $500.3 million in proceeds from financial instruments, and $4.9 million from loan repayment to Changyou by a third party.

For the nine months ended September 30, 2016, $9.0 million net cash used in investing activities was primarily attributable to (i) $282.0 million used in the purchase of financial instruments, $224.5 million used in the purchase of fixed assets and intangible assets, $18.1 million used in a matching loan from Changyou to SoEasy, and $12.9 million used in the purchase of long-term investments, (ii) offset by $295.6 million in proceeds from financial instruments, $225.5 million from withdrawal of restricted time deposits originally used as collateral for Changyou loans from offshore banks, $3.6 million from loan repayment by a third party to Changyou, and $3.8 million cash received from other investing activities.

Net Cash Provided by /(Used in) Financing Activities

For the nine months ended September 30, 2017, $57.3 million net cash provided by financing activities was primarily attributable to (i) a $67.8 million in proceeds from a short-term bank loan and $0.5 million received from exercise of share-based awards in a subsidiary, (ii) offset by $6.9 million used in repayments of loans from offshore banks, $3.2 million used in the repurchase of Sogou Class A Common Shares from a noncontrolling shareholder, and $0.9 million used in other investing activities.

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

The CIT Law imposes a 10% withholding income tax on dividends distributed by foreign-invested enterprises in the PRC to their immediate holding companies outside Mainland China. A lower withholding tax rate will be applied if there is a tax treaty arrangement between Mainland China and the jurisdiction of the foreign holding company. A holding company in Hong Kong, for example, will be subject to a 5% withholding tax rate under an arrangement between the PRC and the Hong Kong Special Administrative Region on the “Avoidance of Double Taxation and Prevention of Fiscal Evasion with Respect to Taxes on Income and Capital” if such holding company is considered a non-PRC resident enterprise and holds at least 25% of the equity interests in the PRC foreign invested enterprise distributing the dividends, subject to approval of the PRC local tax authority. However, if the Hong Kong holding company is not considered to be the beneficial owner of such dividends under applicable PRC tax regulations, such dividend will remain subject to withholding tax at a rate of 10%. As of September 30, 2017, we had accrued deferred tax liabilities in the amount of $29.5 million for withholding taxes associated with dividends paid by Changyou’s Mainland China-based WFOEs to Changyou’s Hong Kong subsidiary.

Under regulations of the PRC State Administration of Foreign Exchange (“SAFE”), the RMB is not convertible into foreign currencies for capital account items, such as loans, repatriation of investments and investments outside of Mainland China, unless prior approval of the SAFE is obtained and prior registration with the SAFE is made.

PRC Restrictions Related to Our VIE Structure

Substantially all of our operations are conducted through our VIEs, which generate most of our revenues. Although our subsidiaries received or absorbed a majority of the VIEs’ profits or losses pursuant to contractual agreements between the VIEs and our PRC subsidiaries providing for payments to the subsidiaries in return for services provided to the VIEs by the PRC subsidiaries, significant cash balances remained in our VIEs as of September 30, 2017. As our VIEs are not owned by our PRC subsidiaries, the VIEs are not able to make dividend payments to the subsidiaries. Therefore, in order for Sohu.com Inc. or our subsidiaries outside of Mainland China to receive any dividends, loans or advances from our PRC subsidiaries, we will need to rely on these contractual payments made by our VIEs to our PRC subsidiaries. Depending on the nature of services provided by our PRC subsidiaries to their corresponding VIEs, certain of these payments will subject to PRC taxes, such as VAT, which will effectively reduce the amount that the PRC subsidiary receives from its corresponding VIE. In addition, the PRC government could impose restrictions on such payments or change the tax rates applicable to such payments.

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

The following table sets forth a summary of our foreign currency sensitive financial instruments as of September 30, 2017. These financial instruments are recorded at their fair value.

	Denominated in (in thousands)
	US$	RMB	HK$	Others	Total
Cash and cash equivalents	$604,473	$428,625	$6,202	$1,264	$1,040,564
Short-term investments	0	304,264	0	0	304,264
Accounts receivable, net	3,877	275,083	1,156	256	280,372
Prepaid and other current assets	5,751	222,123	(136)	468	228,206
Available-for-sale equity securities	20,833	0	0	0	20,833
Restricted time deposits	240	30	0	0	270
Current liabilities	43,520	1,050,660	3,422	510	1,098,112
Long-term accounts payable	0	778	0	0	778

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

INFLATION RATE RISK

According to the National Bureau of Statistics of China, the consumer price index grew 1.5% in the nine months ended September 30, 2017, compared to an increase of 2.0% in the nine months ended September 30, 2016. While the increase for the nine months of 2017 represented a decline in the rate of inflation compared to the corresponding period in 2016, there may be increases in the rate of inflation in the future that could have an adverse effect on our business.

ITEM 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Acting Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date our disclosure controls and procedures were effective and designed to ensure that all material information relating to Sohu.com Inc. required to be included in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

The risk factor entitled “PRC laws and regulations mandate complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to make acquisitions in China” in our annual report on Form 10-K for the year ended December 31, 2016 is deleted and replaced with the following as of the date of the filing of this report.

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

Sogou entered into a series of transactions with Tencent in 2013 that resulted in Tencent being Sogou’s largest shareholder and a Tencent group entity also holding a 45% interest in Sogou Information. If Tencent’s investment in Sogou ended due to competitive or regulatory reasons, Sogou’s collaboration with Tencent may also be adversely affected.

The risk factors with the following headings included in our annual report on Form 10-K for the year ended December 31, 2016, which are primarily related to Sogou, are updated and expanded as of the date of the filing of this report with the risk factors set forth below under the heading “Risks Related to Sogou Inc.,” and accordingly are deleted as of such date.

“Our search and search-related revenues may not sustain their growth or may decrease in the future.”

“If Sogou’s collaboration with Tencent is terminated or curtailed, Sogou’s business would likely to be adversely affected.”

“If we fail to retain key agencies or attract additional agencies for sales to our search advertisers, our search business may be adversely affected.”

“We rely on our Website Alliance members for a significant portion of our search revenues. If we fail to retain existing Website Alliance members or attract additional members, our revenues and growth may be adversely affected.”

“If we fail to detect significant fraudulent click-through, we could lose the confidence of our search advertisers and our search revenues could decline.”

“Regulations relating to sponsored search may adversely affected our search and search-related revenues and may continue to have an adverse effect on such revenues.”

The following risk factors related to Sogou are added as of the date of the filing of this report.

Risks Related to Sogou Inc.

The online search industry in China is extremely competitive, and if Sogou is unable to compete successfully, it will be difficult for it to maintain or increase its revenues and profitability.

Sogou operates its business in an extremely competitive industry. Sogou faces intense competition in every aspect of its business, including competition for users, advertisers, technology, and talent. Sogou faces competition for its search and search-related services in China primarily from Baidu Inc., or Baidu, and ShenMa, operated by UCWeb Inc., or UCWeb, which is a subsidiary of Alibaba Group Holding Limited, or Alibaba. Both Baidu and Alibaba have considerably greater financial and technical resources available to them than Sogou does. Sogou also faces competition for both users and advertisers from websites and mobile applications that provide specialized search services in China, including travel services and information platforms such as Ctrip and Qunar; group-buy platforms such as Meituan Dianping; online classified advertisement platforms such as 58.com; and newsfeeds such as Toutiao. Sogou competes for advertisers not only with Internet companies, but also with other types of advertising media such as newspapers and magazines, billboards and bus advertisements, television, and radio. It is also possible that multinational businesses with considerably greater financial and other resources than Sogou’s could expand their offerings in China, making it harder for Sogou to gain market share.

Sogou’s existing and potential competitors compete with it for users and advertisers on the basis of the quality and quantity of search results; the features, availability, and ease of use of products and services; and the number and quality of advertising distribution channels. They also compete with Sogou for talent with technological expertise, which is critical to the sustained development of Sogou’s products and services. If Sogou is unable to differentiate itself from its competitors in each of these areas, it may not be able to maintain or increase its user and advertiser base, which would have an adverse impact on its business, results of operations, and growth potential. In addition, Sogou may have difficulty in successfully promoting and differentiating its new products, services, and features as a result of the market power of its competitors.

Sogou must expand its user base to grow its business, and must continually innovate and adapt its business in an evolving online search industry in order to do so. If Sogou fails to continue to innovate and introduce products and services to enhance user experience, it may not be able to generate sufficient user traffic to remain competitive.

The Internet industry in general and the online search industry in particular have been undergoing rapid changes in technology and in user preferences. Sogou’s future success in expanding its user base will depend on its ability to respond to, as well as anticipate and apply, rapidly evolving technologies. Sogou must adapt its existing products and services and develop new products and product areas that will meet the evolving demands of users, deliver attractive experiences for its users that enhance user engagement, and cause its users to return to its services and increase the frequency of their searches on its platforms. Sogou’s development and introduction of new products, features, and services are subject to additional risks and uncertainties. Unexpected technical, operational, distribution, or other problems could delay or prevent the development and introduction of one or more of Sogou’s currently planned and any future new products and services. There are constant innovations in the market regarding search services, search and search-related advertising, and providing information to users. If Sogou is unable to predict user preferences or industry changes, or if it is unable to modify its products and services on a timely basis, it may lose users. Sogou’s operating results will also suffer if Sogou’s innovations are not responsive to the needs of its users, are not appropriately timed with market opportunity, or are not effectively brought to market. As search technology continues to develop, there may be offered in the China market products and services that are, or that are perceived to be, substantially similar to or better than those generated by Sogou’s search services. As worldwide focus on the development of AI technologies has intensified, it has become increasingly important to apply AI technologies to online search products and features in order to attract and retain users, and Sogou may not be able to apply such technologies successfully.

Sogou’s competitors may develop and offer new products, services, and features that are similar to Sogou’s and may introduce them to the market before Sogou can, and such new offerings from its competitors may be found by users to be more attractive than Sogou’s. Moreover, we cannot be sure that any of Sogou’s new products, services, and features will attract additional users and lead to the generation of incremental revenue.

As users increasingly use mobile devices to access search services and other Internet services in China, Sogou will need to continue to design, develop, promote, and operate new products and services tailored for mobile devices. Sogou’s design and development of new products and services that are optimized for mobile devices may not be successful. Sogou may encounter difficulties with the installation and delivery of such new products and services, and they may not function smoothly. As new mobile devices are released or updated, Sogou may encounter problems in developing and upgrading its products and services for the new releases and updates, and it may need to devote significant resources to such development and upgrades. If Sogou is not successful in adapting its offerings for mobile devices as described above, maintenance and growth of its business will be impeded.

If Sogou’s collaboration with Tencent is terminated or curtailed, its business and prospects for growth will be adversely affected.

Sogou has extensive collaboration with Tencent, one of Sogou’s largest shareholders. Sogou Search is the default general search engine in various Tencent products that provide general search offerings, such as Mobile QQ Browser, qq.com, and the PC Web directories daohang.qq.com and hao.qq.com. Approximately 38.2% of Sogou’s total search traffic, measured by page views, was contributed by Tencent’s Internet properties in June 2017. Sogou Weixin Search is currently the sole general search engine with access to all content published on Weixin Official Accounts, but it is possible that Tencent will grant such access to other general search engines. We cannot assure you that Sogou will be able to maintain the current level of cooperation with Tencent in the future. If Sogou’s collaborative relationship with Tencent is terminated or curtailed due to Tencent’s initiating its own general search service or partnering with other search engine companies, or if any of the commercial terms were to be revised or made less favorable to Sogou, or if Tencent does not continue to deliver to Sogou an adequate level of access to its platforms or adequately promote Sogou’s products and services, Sogou’s business and prospects will be adversely affected.

Sogou’s efforts to expand its collaboration with Tencent may not be successful.

In October 2017, Tencent began testing the integration of Sogou Search into Weixin/WeChat, whereby its users can use Sogou Search as a general search function from within Weixin/WeChat to access information outside Weixin/WeChat. Sogou intend to discuss commercial arrangements with Tencent after completion of product testing and optimization. However, we cannot assure you that product testing will be successful or that Sogou will be able to reach agreement with Tencent as to commercial terms that would apply to such an integration. If the integration of Sogou Search into Weixin/WeChat is not successful or, even if it is successful, if Sogou is unable to agree with Tencent as to commercial terms and Tencent terminates the integration, Sogou will lose the potential to expand its user base by offering general search services in Weixin/WeChat to its users, which would have an adverse impact on Sogou’s prospects for growth. In addition, although Tencent has agreed that Sogou Search will be offered as the default general search engine for Tencent products that offer general search functions, such agreement will terminate as to Weixin/WeChat (and as to Tencent products other than Mobile QQ Browser and PC Web navigation products) after September 2018, rather than 2023, if Tencent is able to demonstrate that offering Sogou Search as the default general search engine will “harm the user experience.” It is difficult for us to predict the potential impact of the inclusion of Sogou Search as the default general search engine in Weixin/WeChat measured under the standard of “harm the user experience.” Even if Sogou’s general search engine is integrated into Weixin/WeChat, the potential for growth of Sogou’s business through such integration will be limited if Tencent does not make Sogou Search the default general search engine and a Tencent search engine or a search engine of one of Sogou’s competitors is given priority over Sogou’s in Weixin/WeChat.

Sogou’s existing business and its expansion strategy depend on certain additional key collaborative arrangements, and any inability to maintain or develop such relationships could have an adverse effect on Sogou’s business and prospects for growth.

Sogou’s existing business, and its strategy for developing its business, involve maintaining and developing various types of collaborations with third parties, which provide Sogou with access to additional user traffic, search services, products, and technology. For example, Sogou’s Sogou Wise Doctor delivers healthcare information, and receives healthcare data, through partnerships that provide Sogou with access to articles written by physicians and to a PRC-government sponsored healthcare encyclopedia; Sogou’s partnership with Zhihu provides Sogou with access to a knowledge-sharing platform; Sogou’s partnership with Microsoft’s Bing provides Sogou with the technology to provide its users with English content on the Internet that Sogou translates to Chinese in connection with its cross-language search service; and its partnership with China Literature enables Sogou’s users to access literature from a large online collection. In addition, Sogou’s various partnerships with third-party Internet properties provide its advertisers significant exposure to users beyond its core search user base. We consider these collaborations to be important to Sogou’s ability to deliver attractive service, product, and content offerings to Sogou’s users, in order to maintain and expand Sogou’s user and advertiser bases, and we believe that it will continue to be important for Sogou to develop similar partnerships in the future. Sogou’s inability to maintain and grow such relationships could have an adverse impact on its existing business and its growth prospects.

Sogou also has existing, and hopes to develop additional, relationships with mobile device manufactures for pre-installation of Sogou’s search, input method, and related applications. If Sogou is unable to maintain and expand such relationships, the quality and reach of delivery of Sogou’s services will be adversely affected, and it may also be difficult for Sogou to maintain and expand its user base and enhance awareness of its brand. In addition, Sogou’s competitors may establish the same relationships as those Sogou has, which would tend to diminish any advantage it might otherwise gain from these relationships.

If Sogou fails to maintain and expand its collaborations with third-party operators of Internet properties, its revenues and growth may be adversely affected.

Sogou places certain of its advertisers’ promotional links on the Internet properties of third parties, thereby expanding the base of users accessing the advertisements beyond Sogou’s own user base, and increasing Sogou’s pay-for-click revenues. If these third parties decide to use a competitor’s or their own online search services, or do not prominently display Sogou’s advertisements in comparison to those of other advertisers on their properties, or if Sogou fails to attract additional third-party operators of Internet properties, its advertising revenues and growth may be adversely affected.

Sogou may not be able to sustain its historical growth.

Sogou has grown significantly over a relatively short period. Sogou total search page views grew by 30.1%, and its mobile search page views grew by 78.9%, on an annualized basis from June 2014 to June 2017. Sogou revenues grew from US$386.4 million for the year ended December 31, 2014, to US$591.8 million for the year ended December 31, 2015, and to US$660.4 million for the year ended December 31, 2016. Sogou revenues grew from US$322.9 million for the six months ended June 30, 2016 to US$373.2 million for the six months ended June 30, 2017. However, while this represented revenue growth of 53.2% from 2014 to 2015, Sogou’s revenue growth decreased to 11.6% from 2015 to 2016, as its 2016 revenues were affected by tightened PRC regulation of the online advertising industry during 2016, which had an adverse impact on the search and search-related advertising market in China in general. See “PRC regulations relating to sponsored search have had, and may continue to have, an adverse effect on Sogou’s results of operations.” Sogou may not be able to sustain a rate of growth in future periods similar to that it experienced in the past, and its revenues may even decline. Accordingly, you should not rely on the results of any prior period as an indication of Sogou’s future financial and operating performance.

Sogou depends on online advertising for a significant majority of its revenues. If Sogou fails to retain existing advertisers or attract new advertisers for its online advertising services, its business and growth prospects could be harmed.

Sogou earns most of its revenues from its search and search related advertising services. Advertisers will not use Sogou’s services if they do not find them to be effective in producing a sufficient volume of click-throughs and desired results for advertisers. Sogou’s advertisers are generally able to terminate their relationships with it at any time without penalty if they are not satisfied with its services, choose its competitors for similar services, or advertise in media channels other than Internet search. Therefore, it could be difficult for Sogou to maintain or increase its advertiser base, and its revenues and profits could decline or fail to increase.

Sogou relies on third-party advertising agencies for most of its online advertising revenues.

Sogou relies heavily on third-party advertising agencies for its sales to its advertisers. It is important that Sogou maintain good relationships with these agencies. Sogou does not enter into long-term agreements with any of the advertising agencies and we cannot be sure that Sogou will continue to maintain favorable relationships with them. Further, Sogou provides various types of discounts and rebates to advertising agencies in order to incentivize them to maximize the volume of advertising business that they bring to Sogou. In order to retain or properly incentivize Sogou’s advertising agencies, it may become necessary in the future for Sogou to increase the levels of such rebates and discounts, which could have an adverse effect on its results of operations.

If Sogou fails to maintain and enhance awareness of and loyalty to its brand, it will be difficult for it to maintain and increase its user and advertiser bases.

It is critical for Sogou to maintain and further enhance its brand if it is to succeed in expanding its user and advertiser bases. Sogou’s success in promoting and enhancing its brand, and its ability to remain competitive, will depend on its success in delivering superior user experience and on its marketing efforts. Enhancing Sogou’s brand awareness may require substantial marketing and promotion expenses. If Sogou is unable to maintain and enhance its brand, or incur significant marketing and promotion expenses that do not achieve anticipated business growth, or is subject to negative publicity that harms its brand, its business and results of operations may be adversely affected.

Sogou’s success depends on the continuing efforts of its senior management team and key employees, and its business may be harmed if Sogou loses their services.

Sogou’s business heavily depends upon the services of its key executives, particularly Xiaochuan Wang, its Chief Executive Officer. If any of Sogou’s key executives is unable or unwilling to continue in his present position, joins a competitor, or forms a competing company, its business may be severely disrupted. Although executive officers have entered into employment agreements, confidentiality agreements, and non-competition agreements with Sogou, the degree of protection afforded to an employer pursuant to confidentiality and non-competition undertakings by persons employed in the PRC may be more limited when compared to the degree of protection afforded with respect to employees in some other jurisdictions. Sogou does not maintain key-man life insurance for any of its key executives.

Sogou also relies on key highly-skilled personnel for its business. Given the competitive nature of the industry, and in particular Sogou’s competitors’ increasingly aggressive efforts to provide competitive compensation packages to attract talent in the markets where Sogou operates, it may be difficult for it to recruit and retain qualified personnel, and the risk of members of Sogou’s key staff leaving it is high. Any such departure could have a disruptive impact on Sogou’s operations, and if Sogou is unable to recruit, retain and motivate key personnel, Sogou may not be able to grow effectively.

Sogou’s strategy of investments in and acquiring complementary businesses and assets may fail, which could result in impairment losses.

In addition to organic growth, Sogou may take advantage of opportunities to invest in or acquire additional businesses, services, assets or technologies. However, Sogou may fail to select appropriate investment or acquisition targets, or Sogou may not be able to negotiate optimal arrangements, including arrangements to finance any acquisitions. Acquisitions and the subsequent integration of new assets and businesses into Sogou’s could require significant management attention and could result in a diversion of resources away from its existing business. Investments and acquisitions could result in the use of substantial amounts of cash, increased leverage, potentially dilutive issuances of equity securities, goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential liabilities of the acquired business, and the invested or acquired assets or businesses may not generate the financial results Sogou expect. Moreover, the costs of identifying and consummating these transactions may be significant. In addition to obtaining the necessary corporate governance approvals, Sogou may also need to obtain approvals and licenses from relevant governmental authorities for the acquisitions to comply with applicable laws and regulations, which could result in increased costs and delays.

Requirements of U.S. GAAP regarding the recognition of share-based compensation expense may adversely affect Sogou’s results of operations and its competitiveness in the employee marketplace.

Sogou’s performance is largely dependent on talented and highly-skilled individuals. Sogou’s future success depends on its continuing ability to identify, develop, motivate, and retain highly-skilled personnel. Sogou has a history of using low or nominally-priced employee share options as an important component of competitive pay packages, in order to align its employees’ interests with the its interests and those of its shareholders and to encourage quality employees to join and remain with Sogou. Sogou has adopted guidance on accounting for share-based compensation that requires the measurement and recognition of compensation expense for all share-based compensation based on estimated fair values. As a result, Sogou’s operating results contain charges for share-based compensation expense related to employee share options. The historical and future recognition of share-based compensation in Sogou’s statements of comprehensive income has had and will have an impact on its results of operations. On the other hand, if Sogou alters its employee share incentive plans to minimize the corresponding share-based compensation expense, it may limit Sogou’s ability to continue to use share-based awards as a tool to attract and retain its employees, and it may adversely affect Sogou’s operations. In addition, there may be future changes in the U.S. GAAP requirements for recognition of share-based compensation expense, which could have similar effects on Sogou’s results operations and its competitiveness in the market for key employees.

Sogou’s user metrics and other estimates are subject to inherent challenges in measuring its operating performance, which may harm its reputation.

Sogou regularly reviews MAU, DAU, number of advertisers, page views, and other operating metrics to evaluate growth trends, measure its performance, and make strategic decisions. These metrics are calculated using internal company data, have not been validated by an independent third party, and may not be indicative of Sogou’s future financial results. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring how its platforms are used across a large population in China. For example, Sogou may not be able to distinguish individual users who have multiple accounts.

Errors or inaccuracies in Sogou’s metrics or data could result in incorrect business decisions and inefficiencies. For instance, if a significant understatement or overstatement of active users were to occur, Sogou might expend resources to implement unnecessary business measures or fail to take required actions to remedy an unfavorable trend. If partners or investors do not perceive Sogou’s user, geographic, or other operating metrics to accurately represent its user base, or if Sogou discover inaccuracies in its user, geographic, or other operating metrics, its reputation may be harmed.

Sogou may not be able to prevent others from making unauthorized use of its intellectual property, which could harm its business and competitive position.

We regards Sogou’s patents, copyrights, trademarks, trade secrets, and other intellectual property as critical to its business. Unauthorized use of Sogou’s intellectual property by third parties may adversely affect its business and reputation. Sogou relies on a combination of intellectual property laws and contractual arrangements to protect its proprietary rights. It is often difficult to register, maintain, and enforce intellectual property rights in the PRC. Statutory laws and regulations are subject to judicial interpretation and enforcement and may not be applied consistently due to the lack of clear guidance on statutory interpretation in the PRC. In addition, contractual agreements may be breached by counterparties, and there may not be adequate remedies available to it for any such breach. Accordingly, Sogou may not be able to effectively protect its intellectual property rights or to enforce its contractual rights in China. Policing any unauthorized use of Sogou’s intellectual property is difficult and costly and the steps Sogou has taken may be inadequate to prevent the misappropriation of its intellectual property. In the event that Sogou resorts to litigation to enforce its intellectual property rights, such litigation could result in substantial costs and a diversion of its managerial and financial resources. We can provide no assurance that Sogou will prevail in such litigation. In addition, Sogou’s trade secrets may be leaked or otherwise become available to, or be independently discovered by, its competitors.

Pending or future litigation could have an adverse impact on Sogou’s financial condition and results of operations.

The online search industry in China is highly competitive and litigious. From time to time, Sogou has been, and may in the future be, subject to lawsuits brought by its competitors, individuals, or other entities against it. Sogou is currently involved in several lawsuits in PRC courts where its competitors instituted proceedings or asserted counterclaims against it and Sogou instituted proceedings or asserted counterclaims against its competitors. For example, there are various legal proceedings currently pending between Sogou and Baidu in which Sogou alleges that Baidu’s input method infringes certain of Sogou’s patents relating to Sogou Input Method and seeks monetary damages, while Baidu has asserted in counterclaims or in legal proceeding that it has initiated against it that Sogou Input Method infringes certain of its patents, and seeks monetary damages. In addition, Sogou is subject to ongoing unfair competition claims against it brought by Baidu, UCWeb, and Qihoo 360 Technology Co., Ltd., or Qihoo360, separately, in which they allege that certain functions of Sogou’s Sogou Input Method unfairly divert users to Sogou, and seek monetary damages and cessation of the alleged unfair competitive practices.

Where Sogou can make a reasonable estimate of the liability relating to pending litigation against it and determine that an adverse liability resulting from such litigation is probable Sogou record a related contingent liability. As additional information becomes available, Sogou assess the potential liability and revise estimates as appropriate. However, due to the inherent uncertainties relating to litigation, the amount of Sogou’s estimates may be inaccurate, in which case its financial condition and results of operation may be adversely affected. In addition, the outcomes of actions Sogou institutes may not be successful or favorable to it. Lawsuits against it may also generate negative publicity that significantly harms Sogou’s reputation, which may adversely affect its user and advertiser base. In addition to the related cost, managing and defending litigation and related indemnity obligations can significantly divert Sogou’s management’s and Board of Directors’ attention from operating its business. Sogou may also need to pay damages or settle lawsuits with a substantial amount of cash. While we do not believe that any currently pending proceedings are likely to have a material adverse effect on Sogou’s business, financial condition, results of operations, and cash flows, if there were adverse determinations in legal proceedings against it, Sogou could be required to pay substantial monetary damages or adjust its business practices, which could have an adverse effect on its financial condition and results of operations, and cash flows.

Sogou is currently subject to, and in the future may from time to time face, intellectual property infringement claims, which could be time-consuming and costly to defend, and could have an adverse impact its financial position and results of operations, particularly if it is required to pay significant damages or cease offering any of its products or curtail any key features of its products.

We cannot be certain that the products, services, and intellectual property used in Sogou’s normal course of business do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. Sogou currently are, and may in the future be, subject to claims and legal proceedings relating to the intellectual property of others in the ordinary course of its business, and may in the future be required to pay damages or to agree to restrict its activities. See “Pending or future litigation could have an adverse impact on Sogou’s financial condition and results of operations.” In particular, if Sogou is found to have violated the intellectual property rights of others, Sogou may been joined from using such intellectual property, may be ordered to pay damages, and may incur licensing fees or be forced to develop alternatives. Sogou may incur substantial expense in defending against third-party infringement claims, regardless of their merit. Successful infringement claims against it may result in substantial monetary liability or may materially disrupt the conduct of Sogou’s business by restricting or prohibiting its use of the intellectual property in question.

Sogou may not have exclusive rights to technology, trademarks, and designs that are crucial to its business.

Sogou has applied for various patents relating to its business. While Sogou has succeeded in obtaining some patents, some of its patent applications are still under examination by the State Intellectual Property Office of the PRC. Approvals of Sogou’s patent applications are subject to determinations by the State Intellectual Property Office of the PRC and relevant overseas authorities that there are no prior rights in the applicable territory. In addition, Sogou has applied for initial registrations in the PRC and overseas, and/or changes in registrations relating to transfers of Sogou’s Sogou logos and other Sogou key trademarks in the PRC, and the corresponding Chinese versions of the trademarks, so as to establish and protect its exclusive rights to these trademarks. While Sogou has succeeded in registering the trademarks for most of these marks in the PRC under certain classes, the applications for initial registration, and/or changes in registrations relating to transfers, of some marks and/or of some of trademarks under other classes are still under examination by the Trademark Office of the State Administration for Industry and Commerce, or SAIC, and relevant overseas authorities. Approvals of Sogou’s initial trademark registration applications, and/or of changes in registrations relating to such transfers, are subject to determinations by the Trademark Office of the SAIC and relevant overseas authorities that there are no prior rights in the applicable territories. We cannot assure you that these patent and trademark applications will be approved. Any rejection of these applications could adversely affect Sogou’s rights to the affected technology, marks, and designs. In addition, even if these applications are approved, we cannot assure you that any issued patents or registered trademarks will be sufficient in scope to provide adequate protection of Sogou’s rights.

If Sogou’s search results contain information that is inaccurate or harmful to its users, its business and reputation may be adversely affected.

Sogou could be exposed to liability arising from its search results listings if information accessed through its services contains errors, and third parties may make claims against it for losses incurred in reliance on that information. Investigating and defending such claims could be expensive, even if they did not result in liability and Sogou does not carry any liability insurance against such risks.

In addition, if users do not perceive information that they access through Sogou’s search services to be authoritative, useful, and trustworthy, Sogou may not be able to retain these users or attract additional users, and its reputation, business, and results of operation may be harmed. In addition, if such content contains inaccuracies, it is possible that users will seek to hold Sogou liable for damages because Sogou provides links to such content, even though such content is provided by third parties, and any negative publicity regarding the accuracy of such content could harm its reputation, and reduce user traffic. In addition, any negative publicity or incident involving Sogou’s peer companies could have an adverse impact on its industry as a whole, which in turn could harm its reputation and reduce its user traffic. For example, in early 2016 it was widely reported that an unsuccessful experimental cancer treatment had been promoted in a sponsored search listing on third party’s Internet property. Even though Sogou’s search results listings were not involved, we believe that the broad negative publicity surrounding the incident adversely affected the reputation of the online search industry in China in general with an adverse impact on Sogou’s user traffic and results of operations in 2016.

Sogou may be subject to regulatory investigations and sanctions for inappropriate or illegal content that is accessed through its search results.

The online search industry in China is subject to extensive regulation. If content accessed through Sogou’s search services includes information that PRC governmental authorities find illegal or inappropriate, Sogou may be required to curtail or even shut down its search services, and Sogou may be subject to other penalties. Although Sogou seeks to prevent fraudulent or otherwise illegal or inappropriate websites and information from being included in its search results, such measures may not be effective.

Sogou may be subject to potential liability for claims that search results violate the intellectual property rights of third parties.

It is possible that content that is made available by Sogou through its search results may violate the intellectual property rights of third parties. PRC laws and regulations are evolving, and uncertainties exist with respect to the legal standards for determining the potential liability of online search service providers for search results that provide links to content on third-party websites that infringes copyrights of third parties. In December 2012, the Supreme People’s Court of the PRC promulgated a judicial interpretation providing that PRC courts will place the burden on Internet service providers to remove not only links or content that has been specifically-mentioned in notices of infringement from persons and entities claiming copyright in such content, but also links or content that the providers “should have known” contained infringing content. This interpretation could subject it to significant administrative burdens and might expose it to civil liability and penalties. Further, Sogou relies on content provided by professional researchers and writers, either developed by the outlets themselves or adapted from content of parties separate from such outlets, and it is difficult for it to fully monitor such content, which could make it more vulnerable to potential infringement claims.

Sogou may be subject to legal liability associated with online activities on its platforms.

Sogou hosts and provides a wide variety of products and services that enable advertisers to advertise products and services, and users to exchange information and engage in various online activities. Sogou may be subject to claims, investigations, or negative publicity relating to such activities. PRC laws and regulations relating to the liability of providers of online products and services for activities of their users are undeveloped, and their current and future reach are unclear. Sogou also place advertisements on third-party Internet properties, and Sogou offer products and services developed or created by third parties. Sogou may be subject to claims concerning these products and services based on its involvement in providing access to them, even if it does not offer the products and services directly. Sogou could be required to spend considerable financial and managerial resources defending any such claims, and they could result in its having to pay monetary damages or penalties or ceasing certain aspects of its business, which could have an adverse effect on its business and results of operations.

Privacy concerns or security breaches relating to Sogou’s platforms could damage its reputation, deter current and potential users and advertisers from using its products and services, and expose it to legal penalties and liability.

Sogou collects, processes, and stores on its servers significant amounts of data concerning its users. While Sogou has taken steps to protect its user data, its security measures could be compromised, because techniques used to sabotage or obtain unauthorized access to systems change frequently and generally are not recognized until they are launched against a target, and Sogou may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, Sogou is subject to various regulatory requirements relating to the security and privacy of such data, including restrictions on the collection and use of personal information of users and steps Sogou must take to prevent personal data from being divulged, stolen, or tampered with. Regulatory requirements regarding the protection of such data are constantly evolving and can be subject to significant change, making the extent of Sogou’s responsibility in that regard uncertain. For example, the PRC Cybersecurity Law became effective in June 2017, but it is unclear as to the circumstances and standard under which the law would apply and violations would be found, and there are great uncertainties as to the interpretation and application of the law. It is possible that Sogou’s data protection practice is or will be inconsistent with regulatory requirements. Complying with such requirements could cause Sogou to incur substantial expenses or to alter or change its practice in a manner that could harm its business. Any systems failure or compromise of Sogou’s security, including through employee error, that results in the release of its user data could seriously harm its reputation and brand, impair its ability to retain and attract users and advertisers, expose it to liability to users whose data is released, and subject it to sanctions and penalties from regulatory authorities. Sogou also could be liable for any security breaches of its advertisers’ confidential information. Any security breaches exposing such information could damage Sogou’s reputation and deter current and potential users and advertisers from using its services.

Sogou’s network operations may be vulnerable to hacking and viruses, which may reduce the use of its products and services and expose it to liability.

Sogou’s user traffic may decline if any well-publicized compromise of security occurs. “Hacking” involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions or loss or corruption of data, software, hardware, or other computer equipment. Techniques used by hackers to obtain unauthorized access or sabotage systems change frequently and often are not recognized until launched against a target, which means that Sogou may be unable to anticipate new hacking methods or implement adequate security measures. Hackers, if successful, could misappropriate proprietary information or cause disruptions in Sogou’s service. Sogou may be required to expend capital and other resources to protect its Internet platforms against hackers, and measures Sogou may take may not be effective. In addition, the inadvertent transmission of computer viruses could expose Sogou to a risk of loss or litigation and possible liability, as well as damage its reputation and decrease its user traffic.

Sogou’s business may be adversely affected by third-party software applications or practices that interfere with its receipt of information from, or provision of information to, its users, which may impair its users’ experience.

Sogou’s business may be adversely affected by third-party software applications, which may be unintentional or malicious, that make changes to its users’ PCs or mobile devices and interfere with its products and services. These software applications may change Sogou’s users’ experience by hijacking queries, altering or replacing its search results, or otherwise interfering with its ability to connect with its users. Such interference can occur without disclosure to or consent from users, and users may associate any resulting negative experience with Sogou’s products and services. Such software applications are often designed to be difficult to remove, block, or disable. Further, software loaded on or added to mobile devices on which Sogou’s search or other applications, such as Sogou Input Method, are pre-installed may be incompatible with or interfere with or prevent the operation of such applications, which might deter the owners of such devices from using Sogou’s services.

In addition, third-party website owners, content providers, and developers may implement applications and systems that interfere with Sogou’s ability to crawl and index their webpages and content, which is critical to the operation of its search services. If Sogou is unable to successfully prevent or limit any such applications or systems that interfere with its products and services, or if a significant number of third-party website owners, content providers, and developers prevent it from indexing and including their webpages and content in its search results, Sogou’s ability to deliver high-quality search results and a satisfactory user experience will be impeded.

Adoption of Internet advertisement blocking technologies may have an adverse impact on Sogou’s business and results of operations.

The development of software that blocks Internet advertisements before they appear on a user’s screen may hinder the growth of online advertising. Since Sogou’s advertising revenues are generally based on user click-throughs, the expansion of advertisement-blocking on the Internet may decrease its advertising revenues, because when advertisements are blocked they are not downloaded from the server, which means such advertisements will not be tracked as a delivered advertisement. In addition, advertisers may choose not to advertise on the Internet or on or through Sogou’s sites because of the use by third parties of Internet advertisement blocking measures. In addition, increasing numbers of browsers include technical barriers designed to prevent Internet information service providers such as it to track the browsing history of their Internet users, which is also likely to adversely affect the growth of online advertising and hence Sogou’s business and growth prospects.

If Sogou fails to detect click-through fraud, it could lose the confidence of its advertisers and its revenues could decline.

Sogou’s business is exposed to the risk of click-through fraud on its paid search results. Click-through fraud occurs when a person clicks paid search results for a reason other than to view the underlying content of search results. If Sogou fails to detect significant fraudulent clicks or otherwise is unable to prevent significant fraudulent activity, the affected search advertisers may experience a reduced return on their investment in its pay-for-click services and lose confidence in the integrity of its pay-for-click service systems, and Sogou may have to issue refunds to its advertisers and may lose their future business. If this happens, Sogou may be unable to retain existing advertisers and attract new advertisers for its pay-for-click services, and its search revenues could decline. In addition, affected advertisers may also file legal actions against it claiming that Sogou has over-charged or failed to refund them. Any such claims or similar claims, regardless of their merit, could be time-consuming and costly for Sogou to defend against and could also adversely affect its brand and its search advertisers’ confidence in the integrity of its pay-for-click services and systems.

Web spam and content farms, as well as Sogou’s attempts to block them, could decrease the quality of its search results, and could deter its current and potential users from using its products and services.

The proliferation of search engine spam websites, commonly referred to as Web spam, which attempt to manipulate search indexing to cause them to appear higher in search results ranking hierarchies than they would without such manipulation, can have the effect of weakening the integrity of Sogou’s search results and causing users to lose confidence in its search products and services. “Content farm” websites, which commission very large amounts of content, often of low quality, for the purpose, similar to that of Web spam, of causing such content farms’ links to obtain relatively high ranking in Internet providers’ search results, can have similar adverse effects.

While Sogou uses, and continually improves, technology designed to detect and block Web spam, the algorithms Sogou applies may nevertheless result in excessive filtering that blocks desirable websites from its search results. Therefore, both the existence of Web spam and content farms, and Sogou’s attempts to block them, could deter its current and potential users from using its products and services. In addition, as some of Sogou’s third-party Internet-property collaborators could include Web spam or content farm websites, its advertising revenues could be reduced by its efforts to filter such websites. If Sogou’s efforts to combat these and other types of index spamming are unsuccessful, its reputation for delivering relevant information could be diminished. This could result in a decline in user traffic, which would damage Sogou’s business.

The successful operation of Sogou’s business depends upon the performance and reliability of the Internet infrastructure in China.

Sogou’s growth will depend in part on the PRC government and state-owned telecommunications services providers maintaining and expanding Internet and telecommunications infrastructure, standards, protocols, and complementary products and services to facilitate Sogou’s reaching a broader base of Internet users in China.

Almost all access to the Internet in China is maintained through China Mobile, China Unicom and China Telecom under the administrative control and regulatory supervision of the MIIT. Sogou relies on this infrastructure and China Mobile, China Unicom, and China Telecom to provide data communications capacity primarily through local telecommunications lines. Although the government has announced aggressive plans to develop the national information infrastructure, this infrastructure may not be developed and the Internet infrastructure in China may not be able to support the continued growth of Internet usage. In addition, Sogou will be unlikely to have access to alternative networks and services on a timely basis, if at all, in the event of any infrastructure disruption or failure.

Interruption or failure of Sogou’s information technology and communications systems may result in reduced user traffic and harm to its reputation and business.

Interruption or failure of any of Sogou’s information technology and communications systems or those of the operators of third-party Internet properties with which Sogou collaborates could impede or prevent its ability to provide its search and search-related services. In addition, Sogou’s operations are vulnerable to natural disasters and other events. Sogou’s disaster recovery plan for its servers cannot fully ensure safety in the event of damage from fire, floods, typhoons, earthquakes, power loss, telecommunications failures, hacking, and similar events. If any of the foregoing occurs, Sogou may experience a partial or complete system shutdown. Furthermore, Sogou’s servers, which are hosted at third-party Internet data centers, are also vulnerable to break-ins, sabotage and vandalism. Some of Sogou’s systems are not fully redundant, and its disaster recovery planning does not account for all possible scenarios. The occurrence of a natural disaster or a closure of an Internet data center by a third-party provider without adequate notice could result in lengthy service interruptions.

Any system failure or inadequacy that causes interruptions in the availability of Sogou’s services, or increases the response time of its services, could have an adverse impact on its users’ experience and reduce its users’ satisfaction, its attractiveness to users and advertisers, and future user traffic and advertising on its platform.

Furthermore, Sogou does not carry any business interruption insurance. To improve the performance and to prevent disruption of its services, Sogou may have to make substantial investments to deploy additional servers or one or more copies of its Internet platforms to mirror its online resources.

Sogou faces risks related to natural disasters, health epidemics, or terrorist attacks.

Sogou’s business could be adversely affected by natural disasters, such as earthquakes, floods, landslides, and tsunamis, outbreaks of health epidemics such as an outbreak of avian influenza; severe acute respiratory syndrome, or SARS; Zika virus; or Ebola virus, as well as terrorist attacks, other acts of violence or war, or social instability. If any of these occurs, Sogou may be required to temporarily or permanently close and its business operations may be suspended or terminated.

PRC regulations relating to sponsored search have had, and may continue to have, an adverse effect on Sogou’s results of operations.

On April 13, 2016, the SAIC and sixteen other PRC government agencies jointly issued a Notice of Campaign to Crack Down on Illegal Internet Finance Advertisements and Other Financial Activities in the Name of Investment Management, or the Campaign Notice, pursuant to which a campaign was conducted between April 2016 and January 2017 targeting, among other things, online advertisements for Internet finance and other financial activities posted on online search portals such as Sogou’s. The Cyberspace Administration of China, or the CAOC, issued the Interim Measures for the Administration of Online Search, or the CAOC Interim Measures, which became effective on August 1, 2016 and require that providers of online search services verify the credentials of pay-for-click advertisers, specify a maximum percentage that pay-for-click search results may represent of results on a search page, and require that providers of search services conspicuously identify pay-for-click search results as such. The SAIC issued the Interim Measures for the Administration of Online Advertising, or the SAIC Interim Measures, which became effective on September 1, 2016 and treat pay-for-click search results as advertisements subject to PRC laws governing advertisements, require that pay-for-click search results be conspicuously identified on search result pages as advertisements and subject revenues from such advertisements to a 3% PRC tax that is applied to advertising revenues. In order to comply with these regulations, Sogou has established more stringent standards for selecting advertisers for its pay-for-click services and has turned down certain existing advertisers, and has lowered the percentage that pay-for-click search results represent of results on its search pages, which had an adverse impact on Sogou’s search and search-related revenues and overall results of operations for 2016 and, along with the tax on advertising, are likely to continue to have such an impact. We cannot assure you that the PRC governmental authorities will not issue new laws or regulations specifically regulating sponsored search services, which could further impact Sogou’s revenues.

With the exception of the foregoing, there are no material changes or updates to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 27, .2017 and in Part II, Item 1A of our Quarterly Report for the quarter ended June 30, 2017 filed with the SEC on August 7, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

USE OF PROCEEDS

On July 17, 2000, Sohu.com Inc. completed an underwritten IPO of its common stock pursuant to a Registration Statement on Form S-1 (SEC file No. 333-96137), which became effective on July 10, 2000. There has been no change in the information regarding use of proceeds from the offering that was included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 27, 2017.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Please see the Exhibit Index attached hereto.

Sohu.com Inc.

Quarterly Report on Form 10-Q for Quarter Ended September 30, 2017

EXHIBIT INDEX

10.1(1)	English translation of Amendment to the Original PAB Credit Agreements, dated September 1, 2017

10.2(1)	English translation of Credit Agreement, dated September 7, 2017, between ICBC and Beijing Sohu New Media Information Technology Co., Ltd., Fox Information Technology (Tianjin) Limited, and Beijing Sohu New Momentum Information Technology Co., Ltd.

10.3(1)	English translation of Asset Pledge Agreement, dated September 7, 2017, between ICBC and Beijing Sohu New Momentum Information Technology Co., Ltd.

10.4(1)	English translation of Asset Pledge Agreement, dated September 7, 2017, between ICBC and Beijing Sohu New Media Information Technology Co., Ltd.

10.5(1)	English translation of Commitment Letter, dated September 7, 2017, between ICBC and the registrant

10.6(2)	Voting Agreement dated September 16, 2013 among Sogou Inc., Sohu.com (Search) Limited, Photon, Xiaochuan Wang, and other members of Sogou Management, as amended as of August 11, 2017

10.7(2)	Voting Agreement dated as of August 11, 2017 among Sogou Inc, Sohu.com (Search) Limited, and THL A21 Limited

10.8(2)	Registration Rights Agreement dated as of August 11, 2017 among Sogou Inc., Sohu.com (Search) Limited, Photon and THL A21 Limited

10.9(2)†	English Translation of Second Amended and Restated Mobile Browser Cooperation Agreement, dated September 25, 2017, between Shenzhen Tencent Computer Systems Co., Ltd. and Sogou Inc., Sogou Technology, Sogou Network, Sogou Information and Shenzhen Shi Ji Guang Su Information Technology Co., Ltd.

10.10(2)	English Translation of Cooperation Agreement between Weixin Official Platform and Sogou Search, dated September 15, 2017, between Shenzhen Tencent Computer Systems Co., Ltd. and Sogou Information

10.11(2)	English Translation of Amended and Restated Business Development and Resource Sharing Agreement, dated September 25, 2017, between Shenzhen Tencent Computer Systems Co., Ltd. and Sogou Inc., Sogou Technology, Sogou Network, Sogou Information, Shenzhen Shi Ji Guang Su Information Technology Co., Ltd. and Sohu.com Limited

10.12(2)	Sohu.com Internet Plaza Office Building Lease, dated December 30, 2016, between Sogou Network and Beijing Sohu New Media Information Technology Co., Ltd., as amended and supplemented

31.1	Rule 13a-14(a)/15d-14(a) Certification of Charles Zhang

31.2	Rule 13a-14(a)/15d-14(a) Certification of Joanna Lv

32.1	Section 1350 Certification of Charles Zhang

32.2	Section 1350 Certification of Joanna Lv

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2017 and 2016; (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016; (iv) Condensed Consolidated Statements of Changes in Equity for the Nine Months Ended September 30, 2017 and 2016; and (v) Notes to Condensed Consolidated Financial Statements, tagged using four different levels of detail.

†	A portion of this exhibit has been omitted pursuant to a request for confidential treatment, and the omitted information has been filed separately with the Securities and Exchange Commission.
(1)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on September 7, 2017.
(2)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 3, 2017

SOHU.COM INC.

By:	/s/ Joanna Lv
Joanna Lv
Acting Chief Financial Officer