Form 10-K
period 2017-12-31
SOHU COM INC
filed 2018-02-28
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of common stock held by non-affiliates of the registrant, based upon the last sale price on June 30, 2017 as reported on the NASDAQ Global Select Market, was approximately $939 million.

As of January 31, 2018, there were 38,900,888 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders, which is expected to be filed on or about April 27, 2018, are incorporated into Part III of this report.

SOHU.COM INC.

PART I

As used in this report, references to “us,” “we,” “our,” “our company,” “our Group,” the “Sohu Group,” the “Group,” and “Sohu.com” are to Sohu.com Inc. and, except where the context requires otherwise, our subsidiaries and variable interest entities (“VIEs”) Sohu.com Limited, Sohu.com (Hong Kong) Limited (“Sohu Hong Kong”), All Honest International Limited (“All Honest”), Sohu.com (Game) Limited (“Sohu Game”), Go2Map Inc., Sohu.com (Search) Limited (“Sohu Search”), Fox Video Investment Holding Limited (“Video Investment”), Fox Video Limited (“Sohu Video”), Fox Video (HK) Limited (“Video HK”), Focus Investment Holding Limited, Sohu Focus Limited, Sohu Focus (HK) Limited, Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu Software Technology Co., Ltd., Fox Information Technology (Tianjin) Limited (“Video Tianjin”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”), Beijing Sohu New Momentum Information Technology Co., Ltd. (“Sohu New Momentum”), Beijing Century High Tech Investment Co., Ltd. (“High Century”), Beijing Heng Da Yi Tong Information Technology Co., Ltd. (“Heng Da Yi Tong”, formerly known as Beijing Sohu Entertainment Culture Media Co., Ltd.), Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”), Beijing GoodFeel Technology Co., Ltd., Beijing 21 East Culture Development Co., Ltd., Beijing Sohu Donglin Advertising Co., Ltd.(“Donglin”), Beijing Pilot New Era Advertising Co., Ltd. (“Pilot New Era”), Beijing Focus Yiju Network Information Technology Co., Ltd., SohuPay Science and Technology Co., Ltd., Beijing Yi He Jia Xun Information Technology Co., Ltd., Tianjin Jinhu Culture Development Co., Ltd. (“Tianjin Jinhu”), Guangzhou Qianjun Network Technology Co., Ltd. (“Guangzhou Qianjun”), Beijing Modu Legendary Culture Media Co., Ltd., Chongqing Qogir Enterprise Management Consulting Co., Ltd., Beijing Focus Interactive Information Service Co., Ltd., Beijing Focus Xin Gan Xian Information Technology Co., Ltd., Beijing Focus Real Estate Agency Co., Ltd., our independently-listed subsidiary Sogou Inc. (“Sogou”) as well as the following direct and indirect subsidiaries and VIEs of Sogou: Sogou (BVI) Limited (“Sogou BVI”), Sogou Hong Kong Limited (“Sogou HK”), Vast Creation Advertising Media Services Limited (“Vast Creation”), Sogou Technology Hong Kong Limited (“Sogou Technology HK”), Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”), Beijing Sogou Network Technology Co., Ltd (“Sogou Network”), Beijing Sogou Information Service Co., Ltd. (“Sogou Information”), Shenzhen Shi Ji Guang Su Information Technology Co., Ltd., Chengdu Easypay Technology Co., Ltd., Beijing Shi Ji Si Su Technology Co., Ltd., Sogou (Shantou) Internet Small Loan Co., Ltd., Tianjin Sogou Network Technology Co., Ltd, and our independently-listed majority-owned subsidiary Changyou.com Limited (“Changyou”) as well as the following direct and indirect subsidiaries and VIEs of Changyou: Changyou.com HK Limited (“Changyou HK”) formerly known as TL Age Hong Kong Limited), Changyou.com Webgames (HK) Limited (“Changyou HK Webgames”), Changyou.com Gamepower (HK) Limited, ICE Entertainment (HK) Limited (“ICE HK”), Changyou.com Gamestar (HK) Limited, Changyou.com Korea Limited, Changyou.com India Private Limited, Changyou BILISIM HIZMETLERI TICARET LIMITED SIRKETI, Kylie Enterprises Limited, Mobogarden Enterprises Limited, Heroic Vision Holdings Limited, TalkTalk Limited, RaidCall (HK) Limited, 7Road.com Limited (“7Road”), 7Road.com HK Limited (“7Road HK”), Changyou.com (TH) Limited, PT. CHANGYOU TECHNOLOGY INDONESIA, Changyou.com Technology Brazil Desenvolvimento De Programas LTDA, Greative Entertainment Limited (formerly known as Greative Digital Limited), Glory Loop Limited (“Glory Loop”), MoboTap Inc. (“MoboTap”, a Cayman Islands company), MoboTap Inc. Limited (“MoboTap HK”), MoboTap Inc. (a Delaware corporation), TMobi Limited (formerly known as Muse Entertainment Limited), Mobo Information Technology Pte. Ltd., Changyou Mobo Glint Limited, Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”), Beijing Changyou Skyline Property Management Co. Ltd, Beijing Changyou Chuangxiang Software Technology Co., Ltd., Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”), ICE Information Technology (Shanghai) Co., Ltd. (“ICE Information”), Beijing Changyou RaidCall Internet Technology Co., Ltd. (“RaidCall”), Beijing Yang Fan Jing He Information Consulting Co., Ltd. (“Yang Fan Jing He”), Shanghai Jingmao Culture Communication Co., Ltd. (“Shanghai Jingmao”), Shanghai Hejin Data Consulting Co., Ltd., Beijing Changyou Jingmao Film & Culture Communication Co., Ltd. (“Beijing Jingmao”), Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”), Beijing Guanyou Gamespace Digital Technology Co., Ltd. (“Guanyou Gamespace”), Beijing Zhi Hui You Information Technology Co., Ltd., Shanghai ICE Information Technology Co., Ltd. (“Shanghai ICE”), Shenzhen 7Road Network Technologies Co., Ltd. (“7Road Technology”), Beijing Changyou Star Digital Technology Co., Ltd (“Changyou Star”), Beijing Changyou Creation Information Technology Co., Ltd. (formerly known as Beijing Changyou e-pay Co. Ltd.), Shenzhen Brilliant Imagination Technologies Co., Ltd. (“Brilliant Imagination”), Beijing Baina Information Technology Co., Ltd., Baina Zhiyuan (Beijing) Technology Co., Ltd. (“Beijing Baina Technology”), Baina Zhiyuan (Chengdu) Technology Co., Ltd., Chengdu Xingyu Technology Co., Ltd., Baina (Wuhan) Information Technology Co., Ltd. (“Wuhan Baina Information”), Wuhan Xingyu Technology Co., Ltd., Beijing Changyou Creative Technology Co., Ltd., BeiJing Changmica Culture Co., Ltd., and HongKong New Xinlang Electron Group Limited, and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 1. BUSINESS

OUR COMPANY

Sohu.com Inc. (NASDAQ: SOHU), a Delaware corporation organized in 1996, is a leading Chinese online media, search and game service group providing comprehensive online products and services on PCs and mobile devices in the People’s Republic of China (the “PRC” or “China”). Our businesses are conducted by Sohu.com Inc. and its subsidiaries and VIEs (collectively referred to as the “Sohu Group” or the “Group”). The Sohu Group consists of Sohu, which when referred to in this report, unless the context requires otherwise, excludes the businesses and the corresponding subsidiaries and VIEs of Sogou Inc. (“Sogou”) and Changyou.com Limited (“Changyou”), Sogou and Changyou. Sogou and Changyou are indirect controlled subsidiaries of Sohu.com Inc. Sohu is a leading Chinese language online media content and services provider. Sogou is a leading online search and search-related services and mobile Internet products provider in China. Changyou is a leading online game developer and operator in China as measured by the popularity of its PC game Tian Long Ba Bu (“TLBB”) and its mobile game Legacy TLBB, and engages primarily in the development, operation and licensing of online games for PCs and mobile devices. Most of our operations are conducted through our China-based subsidiaries and VIEs.

In August 1996, we were incorporated in Delaware as Internet Technologies China Incorporated, and in January 1997 we launched our original Website, itc.com.cn. In February 1998, we re-launched our Website under the domain name Sohu.com and, in September 1999, we renamed our company Sohu.com Inc. On July 17, 2000, we completed our initial public offering (“IPO”) on NASDAQ.

In April 2009, Changyou completed its IPO on NASDAQ, trading under the symbol “CYOU.”

In November 2017, Sogou completed its IPO on the New York Stock Exchange (the “NYSE”), trading under the symbol “SOGO.”

OUR BUSINESS

Through the operation of Sohu, Sogou and Changyou, we generate online advertising revenues, including brand advertising revenues and search and search-related advertising revenues; online games revenues; and other revenues. Online advertising and online games are our core businesses. In the year ended December 31, 2017, total revenues generated by Sohu, Sogou and Changyou were approximately $1.86 billion, including:

Sohu:

•	$289.0 million in brand advertising revenues, of which $152.0 million was from Sohu Media Portal, $79.7 million was from Sohu Video, and $57.3 million was from Focus; and

•	$83.7 million in other revenues, mainly attributable to revenues from paid subscription services, interactive broadcasting services, and sub-licensing of purchased video content to third parties.

Total revenues generated by Sohu were $372.7 million.

Sogou:

•	$801.2 million in search and search-related advertising revenues; and

•	$106.8 million in other revenues, attributable to Sogou’s offering of Internet value-added services (or “IVAS”), primarily with respect to the operation of Web games and mobile games developed by third parties and the provision of online reading services, as well as Sogou’s offering of other products and services, including smart hardware products.

Total revenues generated by Sogou were $908.0 million.

Changyou:

•	$449.5 million in online game revenues;

•	$25.1 million in brand advertising revenues, mainly attributable to Changyou’s 17173.com Website; and

•	$105.6 million in other revenues attributable to Changyou’s cinema advertising business and IVAS business.

Total revenues generated by Changyou were $580.2 million.

For the year ended December 31, 2017, our total brand advertising revenues were $314.1 million, total search and search-related advertising revenues were $801.2 million, total online game revenues were $449.5 million, and total other revenues were $296.1 million.

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

•	Sohu Media Portal. Sohu Media Portal is a leading online news and information provider in China. Sohu Media Portal provides users comprehensive content through the mobile phone application Sohu News APP, www.sohu.com for PCs and the mobile portal m.sohu.com;

•	Sohu Video. Sohu Video is a leading online video content and service provider in China through tv.sohu.com for PCs and the mobile phone application Sohu Video APP; and

•	Focus. Focus (www.focus.cn) is a leading online real estate information and services provider in China.

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

Sogou’s Business

Search and Search-related Business

The search and search-related business consists primarily of search and search-related advertising services offered by Sogou. Search and search-related advertising services enable advertisers’ promotional links to be displayed on Sogou’s search results pages and other Internet properties and third parties’ Internet properties where the links are relevant to the subject and content of searches and such properties. Sogou’s advertising services expand distribution of advertisers’ promotional links and advertisements by leveraging traffic on third parties’ Internet properties, including Web content, software, and mobile applications. Our search and search-related business benefits from Sogou’s collaboration with Tencent, which provides Sogou access to traffic and content generated from users of products and services provided by Tencent.

Revenues generated by the search and search-related business are classified as search and search-related advertising revenues in our consolidated statements of comprehensive income.

Other Sogou Business

Sogou also offers IVAS, primarily with respect to the operation of Web games and mobile games developed by third parties and the provision of online reading services, and offers other products and services, including smart hardware products. Revenues generated by Sogou from the other business are classified as other revenues in our consolidated statements of comprehensive income.

Initial Public Offering of Sogou

On November 13, 2017, Sogou completed its IPO on the NYSE, trading under the symbol “SOGO.”

Sogou’s IPO consisted of American depositary shares (“ADSs”), with each ADS representing one Class A Ordinary Share. Sogou issued and sold in the IPO 50,643,856 Class A Ordinary Shares represented by 50,643,856 ADSs, including 5,643,856 Class A Ordinary Shares represented by 5,643,856 ADSs sold pursuant to the exercise of the underwriters’ over-allotment option. Proceeds to Sogou from the IPO were approximately $622.1 million, after deducting underwriting discounts and commissions and offering expenses (“IPO Transaction Expenses”).

Sogou’s Ordinary Shares are divided into Class A Ordinary Shares and Class B Ordinary Shares. Holders of Class A Ordinary Shares and holders of Class B Ordinary Shares have identical rights with the exception of voting and conversion rights. Each Class A Ordinary Share is entitled to one vote per share and is not convertible. Each Class B Ordinary Share is entitled to ten votes per share and is convertible into one Class A Ordinary Share at any time.

Following the completion of the IPO and exercise of the underwriters’ over-allotment option, Sogou had a combined total of 397,166,312 Class A and Class B Ordinary Shares issued and outstanding, consisting of:

(i)	Sohu.com Inc.: 127,200,000 Class B Ordinary Shares held by Sohu for its own account, and 3,717,250 Class A Ordinary Shares held by Sohu for the purpose of issuance upon the exercise of outstanding share-based awards and future share-based awards;

(ii)	Tencent: 151,557,875 Class B Ordinary Shares;

(iii)	Photon Group Limited, an investment vehicle of the Sohu Group’s Chairman and Chief Executive Officer Charles Zhang (“Photon”): 32,000,000 Class A Ordinary Shares;

(iv)	Various employees of Sogou and Sohu: 32,047,331 Class A Ordinary Shares; and

(v)	Public shareholders: 50,643,856 Class A Ordinary Shares.

The totals of Sogou outstanding shares listed above include 10,327,500 Class A Ordinary Shares that are outstanding for legal purposes, but have been determined to be Sogou treasury stock for accounting purposes. See Note 17 to our audited consolidated financial statements, which begin on page F-1 of this report.

Voting Agreement between Sohu and Tencent

Sohu, Tencent Holdings Limited (“Tencent”), and Sogou entered into a Voting Agreement (the “Voting Agreement”) that took effect upon the completion of Sogou’s IPO, pursuant to which Sohu and Tencent agreed that, subject to certain exceptions, (1) within three years following the completion of Sogou’s IPO, Sohu will vote all Class B Ordinary Shares and any Class A Ordinary Shares held by it and Tencent will vote 45,578,896 of its Class B Ordinary Shares to elect a Board of Directors consisting of seven directors, four of whom will be appointed by Sohu, two of whom will be appointed by Tencent, and the seventh of whom will be Sogou’s then chief executive officer, and (2) after three years following the completion of Sogou’s IPO, Sohu will be entitled to choose to change the size and composition of Sogou’s Board of Directors, subject to Tencent’s right to appoint at least one director. The effect of these provisions is to give Sohu the power to appoint a majority of Sogou’s Board of Directors, and to give Tencent the power to appoint two directors within three years following the completion of Sogou’s IPO and at least one director after three years after the completion of Sogou’s IPO. The Voting Agreement also provides that, subject to certain conditions, for so long as Sohu and Tencent together hold more than 50% of the total voting power of Sogou’s Class A Ordinary Shares and Class B Ordinary Shares, Sohu or Tencent may remove and replace any director appointed by it. These provisions of the Voting Agreement are also reflected in Sogou’s Amended and Restated Memorandum of Association and Amended and Restated Articles of Association.

Due to the additional voting power of the Class B Ordinary Shares held by Sohu and Tencent, as of the date of this report Sohu holds approximately 33% of the total of Sogou’s outstanding Class A and Class B Ordinary Shares and controls approximately 44% of the total voting power of the combined total of Sogou’s outstanding Class A and Class B Ordinary Shares; Tencent has an indirect shareholding of approximately 39% of the total of Sogou’s outstanding Class A and Class B Ordinary Shares and controls approximately 52% of the total voting power of the combined total of Sogou’s outstanding Class A and Class B Ordinary Shares; and Sohu and Tencent together have the power to decide all matters that may be brought to a vote of Sogou’s shareholders.

The Voting Agreement and Sogou’s Amended and Restated Articles of Association also specify that for so long as Sohu or Tencent holds not less than 15% of Sogou’s issued shares (calculated on a fully diluted basis), consent from the holder of 15% or more (either or both of Sohu or Tencent, as the case may be) will be required (1) to amend Sogou’s Amended and Restated Memorandum of Association or Amended and Restated Articles of Association, (2) to make material changes in Sogou’s principal lines of business, (3) to issue any additional Class B Ordinary Shares, (4) to create any new class or series of shares that is pari passu with or senior to the Class A Ordinary Shares, (5) for Sogou to approve a liquidation, dissolution or winding up of Sogou, or a merger or consolidation resulting in a change in control, or any disposition of all or substantially all of Sogou’s assets, or (6) for Sogou to enter into any transactions with affiliates of Sohu, other than in the ordinary course of business. Of these corporate actions that are subject to consent of Sohu or Tencent (as applicable), shareholder approval is required under the Companies Law of the Cayman Islands for any amendment of Sogou’s Amended and Restated Memorandum of Association or Amended and Restated Articles of Association, any winding-up of Sogou Inc., or any merger or consolidation with a third-party entity. The Voting Agreement and Sogou’s Amended and Restated Articles of Association further provide that if Sogou’s shareholders have voted in favor of any of these actions requiring the approval of Sogou’s shareholders but consent from Sohu or Tencent (as applicable) has not been obtained, then the holders of all classes of Sogou’s shares who have voted against such action will be deemed to have such number of votes as are equal to the aggregate number of votes cast in favor of such actions plus one additional vote. Under these provisions of the Voting Agreement and Sogou’s Amended and Restated Articles of Association, if an action is proposed for which the consent of either Tencent or Sohu is required, the failure to obtain the consent of Tencent or Sohu will have the effect of the proposed action’s not being approved, even if Sogou’s other shareholders approve it.

The Voting Agreement and Sogou’s Amended and Restated Articles of Association also specify that if at any time Sohu alone holds more than 50% of the total voting power of Sogou’s Class A Ordinary Shares and Class B Ordinary Shares, the voting arrangements with respect to the size and composition of Sogou’s Board of Directors will be automatically suspended until such time within five years after the completion of Sogou’s IPO as Sohu’s voting power again drops to 50% or less, in which case the original voting arrangements will be reinstated, provided that Tencent will only be required to vote the lower of 45,578,896 Class B Ordinary Shares held by it or such number as would give Sohu combined voting power of 50%. If such a suspension continues after the fifth anniversary of the completion of Sogou’s IPO, the voting arrangements with respect to the size and composition of Sogou’s Board of Directors will terminate.

All of the Class B Ordinary Shares held by Sohu will be converted into Class A Ordinary Shares if there is a transaction resulting in change of control of Sohu that was not approved by Sohu’s board of directors, if specified competitors of Tencent control Sohu, or if a majority of Sohu’s board of directors consist of nominees of specified competitors of Tencent. The provisions with respect to the size and composition of Sogou’s Board of Directors set out in the Voting Agreement and Sogou’s Amended and Restated Articles of Association will terminate upon occurrence of any such event. Such arrangements will also terminate (1) if Dr. Charles Zhang, the chairman of the board of directors of Sohu and the chief executive officer, both ceases being the chairman of the board of directors of Sohu and ceases being the single largest beneficial owner of Sohu’s outstanding shares; (2) if Sohu transfers 30% or more of the Class B Ordinary Shares that Sohu held upon the completion of Sogou’s IPO; (3) if Sogou fails to provide irrevocable instructions to the person maintaining Sogou’s register of members to accept instructions from Tencent, under certain circumstances, with respect to the conversion of Class B Ordinary Shares held by Sohu; (4) or Sogou changes, without Tencent’s consent, the person that maintains Sogou’s register of members; (5) or if Tencent ceases to own any Class B Ordinary Shares.

Under the Voting Agreement, Sohu and Tencent are subject to certain restrictions on transfer of their Class A and Class B Ordinary Shares. In particular, a transfer of Class B Ordinary Shares by either Sohu or Tencent, respectively, to any person or entity that is not a direct or indirect wholly-owned subsidiary of Sohu or Tencent, respectively, will cause such Class B Ordinary Shares to be converted into Class A Ordinary Shares.

Voting Agreement between Sohu, Photon and Sogou Management

Sohu may be deemed to have beneficial ownership attributable to shared voting power of Class A Ordinary Shares beneficially owned by Photon, Sogou’s chief executive officer Xiaochuan Wang, and four other members of the Sogou’s management as a result of a voting agreement by and among Sohu, Photon, Mr. Wang, and the other four management members, pursuant to which Photon, Mr. Wang, and the other four management members have agreed to vote their Class A Ordinary Shares (not including shares acquired by Mr. Wang in the public market following Sogou’s IPO) to elect Sohu’s designees to the Sogou Board.

Financial Implications

Following the completion of Sogou’s IPO, pursuant to the Voting Agreement, we have the right to appoint a majority of Sogou’s Board of Directors, and we continue to consolidate Sogou in our financial statements and provide for noncontrolling interests reflecting ordinary shares in Sogou held by shareholders other than us.

In the fourth quarter of 2017, we recognized a one-time gain of $278.4 million in shareholders’ equity in our consolidated balance sheets to reflect the increase in the value of our equity in Sogou that resulted from the completion of Sogou’s IPO.

Sogou’s Share Structure

As of December 31, 2017, Sogou had a combined total of 397,166,312 Class A Ordinary Shares and Class B Ordinary Shares issued and outstanding. Such total includes 10,327,500 Class A Ordinary Shares that are outstanding for legal purposes, but have been determined to be Sogou treasury stock for accounting purposes. See Note 17 to our audited consolidated financial statements, which begin on page F-1 of this report.

Changyou’s Business

Changyou’s business lines consist of the online game business; the platform channel business, which consists primarily of online advertising and IVAS business; and the cinema advertising business.

Online Game Business

Changyou’s online game business offers PC games and mobile games to game players. All of Changyou’s games are operated under the item-based revenue model, meaning that game players can play the games for free, but can choose to pay for virtual items, which are non-physical items that game players can purchase and use within a game, such as gems, pets, fashion items, magic medicine, riding animals, hierograms, skill books and fireworks. Revenues derived from the operation of online games are classified as online game revenues in our consolidated statements of comprehensive income.

PC Games

PC games are interactive online games that are accessed and played simultaneously by hundreds of thousands of game players through personal computers and require that local client-end game access software be installed on the computers used. Changyou’s dominant game is TLBB, a PC based client-end game. For the year ended December 31, 2017, revenues from TLBB were $197.7 million, accounting for approximately 44% of Changyou’s online game revenues, approximately 34% of Changyou’s total revenues and approximately 11% of the Sohu Group’s total revenues.

Mobile Games

Mobile games are played on mobile devices and require an Internet connection. In the second quarter of 2017, Changyou launched a new mobile game, Legacy TLBB, which is operated by Tencent under license from Changyou. For the year ended December 31, 2017, revenues from Legacy TLBB were $139.5 million, accounting for approximately 31% of Changyou’s online game revenues, approximately 24% of Changyou’s total revenues, and approximately 8% of the Sohu Group’s total revenues.

Web Games

Prior to the sale of Shenzhen 7Road in August 2015, Changyou’s online games also included Web games, which are online games that are played through a Web browser with no local game software installation requirements. Following the sale of Shenzhen 7Road, Web games became an insignificant part of Changyou’s online game business.

Platform Channel Business

Changyou’s platform channel business consists primarily of the operation of the 17173.com Website, RaidCall, and MoboTap.

17173.com Website

The 17173.com Website is one of the leading information portals in China, and provides news, electronic forums, online videos and other information services regarding online games to game players. All revenues generated by the 17173.com Website are classified as brand advertising revenues.

RaidCall

RaidCall provides online music and entertainment services, primarily in Taiwan. All revenues generated by RaidCall from IVAS are classified as other revenues in our consolidated statements of comprehensive income.

MoboTap

MoboTap provides (a) software applications for PCs and mobile devices through the Dolphin Browser, which is a gateway to a host of user activities on mobile devices with the majority of its users based in overseas markets, and (b) domestic online card and board games. IVAS revenues generated by the Dolphin Browser are classified as other revenues and online card and board games revenues generated by MoboTap are classified as online game revenues in our consolidated statements of comprehensive income.

Cinema Advertising Business

Changyou also operates a cinema advertising business, which consists primarily of the acquisition from operators of movie theaters, and the sale to advertisers, of pre-film advertising slots, which are advertisements shown before the screening of a movie in a cinema theatre. Revenues generated by Changyou’s cinema advertising business are classified as other revenues in the our consolidated statements of comprehensive income.

Changyou’s Share Structure

As of December 31, 2017, Changyou had a combined total of 105,436,420 Class A and Class B Ordinary Shares issued and outstanding, consisting of:

(i)	Sohu.com Inc.: 1,500,000 Class A Ordinary Shares and 70,250,000 Class B Ordinary Shares;

(ii)	Various employees of Changyou: 5,666,112 Class A Ordinary Shares; and

(iii)	Public shareholders: 28,020,308 Class A Ordinary Shares.

As of December 31, 2017, we held approximately 68% of the combined total of Changyou’s outstanding ordinary shares, and controlled approximately 95% of the total voting power in Changyou. As Changyou’s controlling shareholder, we consolidate Changyou in our financial statements and provide for noncontrolling interests reflecting ordinary shares in Changyou held by shareholders other than us.

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

Sogou’s Business

Search and Search-related Business

Products and Services for Users

Sogou’s suite of products and services for users focuses on search and search related services that cover a wide variety of use cases, from online search to input methods.

Sogou Search

Sogou Search makes information easily accessible for Chinese Internet users. Through Sogou Search, Sogou enable its users to conveniently find relevant, high quality, and comprehensive information anytime, anywhere. Sogou Search offers users general and vertical search services through its website sogou.com and its mobile search application. In addition, Sogou Search is the default general search engine for popular Internet portals such as qq.com and sohu.com, and popular browsers such as the Mobile QQ Browser and the Sogou Browser. Sogou Search was the second largest search engine in China with an 18.2% market share by mobile queries in December 2017, according to iResearch.

Sogou Search strives to offer differentiated content in its search products and services in order to improve its search results and provide an enhanced search experience for its users. Through collaborations with industry-leading content providers, it offers a variety of vertical search services. For example, Sogou Weixin Search is the sole general search engine with access to search all content published on Weixin Official Accounts. Sogou Wise Doctor provides authoritative healthcare information through collaboration with third-party healthcare information platforms. Sogou English is the cross-language search service that enables Chinese users to discover English content on the Internet by querying in Chinese and reading content that Sogou has translated into Chinese. Through a collaboration with Zhihu, the leading online knowledge-sharing platform in China according to iResearch, Sogou Zhihu can index Zhihu content rapidly and comprehensively, as Zhihu exclusively pushes key content to Sogou Search in real time.

Sogou Input Method

Sogou Input Method, the first cloud-based Chinese language input software, was launched in 2006 and has become an indispensable Chinese language input software tool for PC and mobile users. Sogou Input Method had achieved a penetration rate of 98% among PC Internet users in China in December 2017, according to iResearch. It was the second most widely used PC software in China by DAU and the number one Chinese language input software for PC users in terms of MAU in December 2017, according to iResearch, with 242 million PC MAU. Sogou Mobile Keyboard, the mobile application of Sogou Input Method, had achieved a penetration rate of over 70% among mobile users of third-party Chinese language input applications in December 2017, according to iResearch. It was the third most widely used mobile application in China by DAU and the number one Chinese language input application for mobile users in terms of MAU in December 2017, according to iResearch, with 451 million mobile MAU. Sogou Mobile Keyboard is the default Chinese input method for many Chinese mobile device brands, including Vivo, Oppo and Xiaomi. In order to meet the evolving needs of input method on mobile devices, in addition to text input, Sogou Mobile Keyboard allows users to input through voice, image, and handwriting, and has other capabilities such as language translation and direct search. Sogou Mobile Keyboard possesses a large library of language data, and in the fourth quarter of 2017 processed an average of over 90 billion Chinese character inputs, over 230 million voice inputs, and millions of text scanning and translation requests per day.

Other Products

Sogou Browser

Sogou Browser is designed to make Web navigation fast and easy. Sogou continually upgrades the browser to expand functionality from a browsing tool to a content distribution platform for an enriched user experience. Based on users’ browsing habits and history, and leveraging its big data capabilities, Sogou provides personalized recommendations of content and vertical services for users.

Sogou Web Directory

Sogou Web Directory, a content aggregation and distribution platform, is a one-stop shop for navigation of the Chinese Web.

Sogou Translation

Sogou Translation incorporates neural machine translation technology and massive corpus to deliver language translation. It is web based and also available as a mobile application. In addition to written text translation, the Sogou Translation mobile application, incorporating voice recognition and OCR technologies, can translate voice and textual image inputs.

Monetization

Sogou generates revenue primarily from its search and search-related advertising services. Search and search-related advertising services enable advertisers’ promotional links to be displayed on Sogou’s search result pages and other properties and third parties’ Internet properties where the links are relevant to search queries and such properties. Sogou’s large user base and big data capabilities allow Sogou to enhance the effectiveness of its targeted advertising services, thereby strengthening its monetization capabilities.

Search and search related advertising services consist primarily of auction based pay for click services, for which Sogou charges advertisers on a per click basis when users click on the advertisers’ promotional links displayed on Sogou’s and third parties’ Internet properties.

Other Sogou Business

Sogou also offers IVAS, primarily with respect to the operation of Web games and mobile games developed by third parties and the provision of online reading services, and offers other products and services, including smart hardware products. Revenues generated by Sogou from the other business are classified as other revenues in our consolidated statements of comprehensive income.

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

Changyou’s online games include a variety of game genres, including massively multiplayer online role-playing games (“MMORPGs”) and advanced casual games such as CCGs. Changyou is also developing, and plans to expand its game portfolio with, additional types of advanced casual games, such as MOBAs and SLGs. MMORPGs are massive multiplayer online role playing games that allow a large number of players to take on the role of a character and interact with one another within a virtual world. Advanced casual games include CCGs, which are collectible card games in which players collect cards and compete to win by using card sets with different functions; MOBAs, which are multiplayer online battle arena games that allow a player to join a team and work with his or her teammates to compete in a mapped field in order to achieve a common goal; and SLGs, which are simulation games that allow players to control, manage and use game characters and items and to design and implement their own strategies to win the games.

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

Licensed-Out Games

Changyou also authorizes third parties to operate its online games. In 2016, Changyou entered into an agreement with Tencent pursuant to which Changyou granted an exclusive license to Tencent to distribute and operate within China its mobile game Legacy TLBB, which was launched in May 2017. Changyou has also licensed other third-party operators to distribute and operate within China certain of its other mobile games, including Legend of Sword and Fairy 5. In addition, Changyou licenses its PC game TLBB and mobile games Legacy TLBB, TLBB 3D and Fengyun to third-party operators in selected overseas markets outside of China, including Hong Kong, Macau, Taiwan, Singapore, Malaysia, Thailand, Vietnam and South Korea.

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

Platform Channel Business

Changyou’s platform channel business consists primarily of the operation of the 17173.com Website, RaidCall, and MoboTap.

17173.com Website

The 17173.com Website is one of the leading information portals in China, and provides news, electronic forums, online videos and other information services regarding online games to game players. All revenues generated by the 17173.com Website are classified as brand advertising revenues.

RaidCall

RaidCall provides online music and entertainment services, primarily in Taiwan. All revenues generated by RaidCall from IVAS are classified as other revenues in our consolidated statements of comprehensive income.

MoboTap

MoboTap provides (a) software applications for PCs and mobile devices through the Dolphin Browser, which is a gateway to a host of user activities on mobile devices with the majority of its users based in overseas markets, and (b) domestic online card and board games. IVAS revenues generated by the Dolphin Browser are classified as other revenues and online card and board games revenues generated by MoboTap are classified as online game revenues in our consolidated statements of comprehensive income.

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

Competition for Sohu’s Business

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

There are a number of existing or new PRC Internet companies, including those controlled or sponsored by private entities and by PRC government entities. As an Internet portal, we compete with various portals, including Tencent, Sina, NetEase.com, Inc. (“NetEase”), TouTiao.com and Phoenix New Media Limited (“Phoenix”), and vertical sites, such as Autohome Inc.(“Autohome”), Bitauto Holdings Limited (“BitAuto”), Youku Tudou, Beijing Xin Lian Xin De Advertising Media Co., Ltd. (“iQIYI”), SouFun Holdings Limited (“SouFun”), Leju Holdings Limited (“Leju”), and 58.com Inc. (“58.com”).

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

Competition for Sogou’s Business

Sogou’s business consists primarily of search and search-related services. Sogou faces intense competition in these areas primarily from Baidu and ShenMa. Sogou also faces competition for both users and advertisers from websites that provide specialized search services in China, including travel services and information platforms such as Ctrip and Qunar; group-buy platforms such as Meituan Dianping; online classified advertisement platforms such as 58.com; and newsfeeds such as Toutiao. Sogou competes for advertisers not only with Internet companies, but also with other types of advertising media such as newspapers and magazines, billboards and bus advertisements, television, and radio.

Sogou’s existing and potential competitors compete with Sogou for users and advertisers on the basis of the quality and quantity of search results; the features, availability, and ease of use of products and services; and the number and quality of advertising distribution channels. They also compete with Sogou for talent with technological expertise, which is critical to the sustained development of Sogou’s products and services.

Competition for Changyou’s Business

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

OUR CORPORATE STRUCTURE

The charts below present the principal consolidated entities of Sohu.com Inc. not including our consolidated Sogou entities and Changyou entities, and our principal consolidated Sogou entities and Changyou entities.

Changyou Organizational Chart

Changyou
100%
Changyou HK
100%
Changyou HK Webgames
100%
7Road.com Limited
100%
7Road.com HK Limited
100%
Glory Loop
51%
Mobo Tap
100%
Mobo Tap HK
Outside PRC
Inside PRC
100%
Brilliant Imagination
100%
Yang Fan Jing He
100%
Shanghai Jingmao
100%
Beijing Jingmao
100%
AmazGame
100%
Gamease
100%
Shanghai ICE
100%
Changyou Chuangxiang
100%
Gamespace
100%
Guanyou Gamespace
100%
Beijing Baina Technology
100%
Wuhan Baina Information
Consolidated through contract
Consolidated through equity ownership

Principal Subsidiaries

The following are our China-based principal direct or indirect operating subsidiaries, all of which were established as wholly foreign-owned enterprises (or “WFOEs”) under PRC law (collectively the “China-Based Subsidiaries,” or the “PRC Subsidiaries”):

For Sohu’s Business

•	Sohu Era, established in 2003;

•	Sohu Media, established in 2006;

•	Sohu New Momentum, established in 2010; and

•	Video Tianjin, established in 2011.

For Sogou’s Business

•	Sogou Technology, established in 2006; and

•	Sogou Network, established in 2012.

For Changyou’s Business

•	AmazGame, established in 2007;

•	Gamespace, established in 2009;

•	Yang Fan Jing He, established in 2010;

•	Shanghai Jingmao, established in 2009 and acquired by Changyou in 2011;

•	Beijing Jingmao, established in 2010 and acquired by Changyou in 2011;

•	Brilliant Imagination, established in 2014;

•	Beijing Baina Technology, acquired by Changyou in 2014; and

•	Changyou Chuangxiang, established in 2016.

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

For Sohu’s Business

•	High Century, a PRC company that was incorporated in 2001. As of December 31, 2017, Dr. Charles Zhang, our Chairman of the Board and Chief Executive Officer, and Wei Li, one of our employees, held 80% and 20% interests, respectively, in this entity;

•	Heng Da Yi Tong, a PRC company that was incorporated in 2002. As of December 31, 2017, Dr. Charles Zhang and Wei Li held 80% and 20% interests, respectively, in this entity;

•	Sohu Internet, a PRC company that was incorporated in 2003. As of December 31, 2017, High Century held a 100% interest in this entity;

•	Donglin, a PRC company that was incorporated in 2010. As of December 31, 2017, Sohu Internet held a 100% interest in this entity;

•	Tianjin Jinhu, a PRC company that was incorporated in 2011. As of December 31, 2017, Xiufeng Deng and Xuemei Zhang, both of whom are our employees, each held a 50% interest in this entity:

•	Guangzhou Qianjun, a PRC company that we acquired in November 2014. As of December 31, 2017, Tianjin Jinhu held a 100% interest in this entity; and

•	Focus Interactive, a PRC company that was incorporated in July 2014. As of December 31, 2017, Heng Da Yi Tong held a 100% interest in this entity.

For Sogou’s Business

•	Sogou Information, a PRC company that was incorporated in 2005. As of December 31, 2017, Xiaochuan Wang, Sogou’s Chief Executive Officer, High Century and Tencent held 10%, 45% and 45% interests, respectively, in this entity.

For Changyou’s Business

•	Gamease, a PRC company that was incorporated in 2007. As of December 31, 2017, High Century held a 100% interest in this entity;

•	Guanyou Gamespace, a PRC company that was incorporated in 2010. As of December 31, 2017, Beijing Changyou Star Digital Technology Co., Ltd (“Changyou Star”) held a 100% interest in this entity;

•	Shanghai ICE, a PRC company that was acquired by Changyou in 2010. As of December 31, 2017, Gamease held a 100% interest in this entity;

•	Wuhan Baina Information, a PRC company that Gamease acquired in July 2014. As of December 31, 2017, Changyou Star and Yongzhi Yang, the former chief executive officer of MoboTap, held 60% and 40% interests, respectively, in this entity.

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

Various aspects of the PRC Internet industry are regulated by various PRC governmental authorities, including:

•	the Ministry of Industry and Information Technology (“MIIT”), which resulted from the merger of the former Ministry of Information Industry and other governmental departments;

•	the Ministry of Culture (“MOC”);

•	the Ministry of Public Security (“MPS”);

•	the Ministry of Commerce (“MOFCOM”);

•	the State Administration of Industry and Commerce (“SAIC”);

•	the State Administration of Press, Publication, Radio, Film and Television (“SAPPRFT”), which resulted from the merger of the former General Administration of Press and Publication, or (“GAPP”), with the former State Administration of Radio, Film and Television (“SARFT”), in March 2013. The “SAPPRFT” as used in this report refers to the governmental authority that resulted from the merger, as well as to the GAPP and the SARFT separately for periods prior to the merger;

•	the PRC State Council Information Office (“SCIO”);

•	the Cyberspace Administration of China ( “CAOC”); and

•	the State Administration of Foreign Exchange (“SAFE”).

Specific Statutes and Regulations

Requirements for Establishment of WFOEs

Under the Law of the People’s Republic of China on Foreign Investment Enterprises (the “Foreign Investment Enterprises Law”), promulgated on April 12, 1986 and amended on October 31, 2000, the establishment of a WFOE was required to be approved by MOFCOM or one of its local branches. On September 3, 2016, the Foreign Investment Enterprises Law was further amended by the Decision of the Standing Committee of the National People’s Congress on Amending Four Laws including the Law of the People’s Republic of China on Wholly Foreign-Owned Enterprises, issued by the Standing Committee of the National People’s Congress, and on October 8, 2016 MOFCOM issued the Interim Measures for the Administration of Filing for Establishment and Change of the Foreign Investment Enterprises (the “Interim Filing Measures”), which were further amended on July 30, 2017. The Foreign Investment Enterprises Law and the Interim Filing Measures provide that, with certain exceptions, the establishment of foreign-invested enterprises is only subject to certain filing requirements with, and no longer requires prior approval by, MOFCOM or its local branches.

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

Regulation of Value-added Telecommunications Services

The Telecommunications Regulations of the People’s Republic of China (“Telecom Regulations”), implemented on September 25, 2000 and amended on July 29, 2014, are the primary PRC law governing telecommunication services, and set out the general framework for the provision of telecommunication services by domestic PRC companies. The Telecom Regulations require that telecommunications service providers procure operating licenses prior to commencing operations. The Telecom Regulations draw a distinction between “basic telecommunications services,” which we generally do not provide, and “value-added telecommunications services.” The Telecom Regulations define value-added telecommunications services as telecommunications and information services provided through public networks. The Catalogue of Telecommunications Business (“Catalogue”), which was issued as an attachment to the Telecom Regulations and updated in February 2003 and December 2015, identifies Internet data centers, content delivery networks, domestic Internet virtual private networks, Internet access, online data and transaction processing, on-demand voice and image communications, message storage and forwarding (including voice mailbox, e-mail and online fax services), call centers, and online information and data search as value-added telecommunications services. We engage in various types of business activities that are value-added telecommunications services as defined and described by the Telecom Regulations and the Catalogue.

On July 3, 2017, the MIIT issued the Administration Measures for Telecommunications Business Operating Permits (the “Telecom License Measures”), which became effective on September 1, 2017, to supplement the Telecom Regulations and replace the previous Measures on the Administration of Telecommunications Business Operating Permits promulgated in 2009. The Telecom License Measures provide requirements and procedures for obtaining licenses for value-added telecommunications services, and stipulate that the competent governmental authorities will mandate improved credit management mechanisms for telecommunication business operators, and will establish an online platform in connection with telecommunication business operating permits. The Telecom License Measures also confirm that there are two types of telecom operating licenses for operators in China, one for basic telecommunications services and one for value-added telecommunications services. A distinction is also made as to whether a license is granted for “intra-provincial” or “trans-regional” (inter-provincial) activities. An appendix to each license granted will detail the permitted activities of the enterprise to which it was granted. An approved telecommunication services operator must conduct its business (whether basic or value-added) in accordance with the specifications recorded in its Telecommunications Services Operating License.

The business activities of Sohu Internet and Sogou Information include providing content to mobile phone users through the platforms of China’s main three telecommunications operators. The business activities of Sogou Information also include providing search services to mobile phone users through the platforms of China’s main three telecommunications operators. On April 25, 2004, the MIIT issued a notice stating that China mobile network operators may only provide mobile network access to those mobile Internet service providers which have obtained licenses from the relevant local arm of the MIIT before conducting operations. On the basis of the notice, China Mobile Communication Corporation (“China Mobile”) has required each of its mobile Internet service providers to first obtain a license for trans-regional value-added telecommunications services in order to gain full access to its mobile network, which is a nationwide policy in line with a similar notice issued by the Beijing branch of China Mobile on April 12, 2004. On August 8, 2014 and January 30, 2015, respectively, the MIIT issued to Sohu Internet and Guangzhou Qianjun Value-Added Telecommunications Services Operating Licenses that authorize the provision of trans-regional mobile services classified as value-added telecommunication services. Sohu Internet’s license was renewed on November 3, 2017, and Guangzhou Qianjun’s license was renewed on January 23, 2017. On June 2, 2016, the MIIT issued to Sogou Information Value-Added Telecommunications Services Operating Licenses that authorize the provision of information services, Internet data centers and Internet access classified as value-added telecommunication services. The licenses are subject to annual inspection.

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

On July 13, 2006, the Notice of the Ministry of Information Industry on Intensifying the Administration of Foreign Investment in Value-added Telecommunications Services (the “MIIT Notice”), which reiterates certain provisions of the FITE Regulations, was issued. Under the MIIT Notice, if a FITE intends to invest in a PRC value-added telecommunications business, the FITE must be established and must apply for a telecommunications business license applicable to the business. Under the MIIT Notice, a domestic company that holds a license for the provision of Internet content services, or an ICP license, is considered to be a type of value-added telecommunications business in China, and is prohibited from leasing, transferring or selling the license to foreign investors in any form, and from providing any assistance, including providing resources, sites or facilities, to foreign investors to conduct value-added telecommunications businesses illegally in China. Trademarks and domain names that are used in the provision of Internet content services must be owned by the ICP license holder or its shareholders. The MIIT Notice requires each ICP license holder to have appropriate facilities for its approved business operations and to maintain such facilities in the regions covered by its license. In addition, all value-added telecommunications service providers are required to maintain network and information security in accordance with standards set forth in relevant PRC regulations. Our VIEs, rather than our subsidiaries, hold ICP licenses, own our domain names, and hold or have applied for registration in the PRC of trademarks related to our business and own and maintain facilities that we believe are appropriate for our business operations.

On November 27, 2017, the MIIT promulgated the Notice Regulating the Use of Domain Names in the Provision of Internet-based Information Services, or the Domain Names Notice, which became effective on January 1, 2018. Under the Domain Names Notice, a domain name used by a provider of Internet-based information services must be registered and owned by the provider or, if the provider is an entity, by a shareholder or senior management of the provider.

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

Sogou Information, Sohu Internet, Focus Interactive, Guangzhou Qianjun, Shanghai ICE, Guanyou Gamespace, and Gamease hold Telecommunications and Information Services Operating Licenses (each an “ICP license”), each of which is subject to annual inspection.

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

On August 25, 2017, the CAOC issued the Administration Measures for Internet Forum Community Service, effective on October 1, 2017, to regulate the provision of online interactive social network services for information dissemination. On August 25, 2017, the CAOC issued the Administration Measures for Internet Comment Thread Services, effective on October 1, 2017, for regulating the provision of services by websites, applications, interactive broadcasting platforms, and other communication platforms with news and media characteristics that allow users to release text, photos, audio, and video. On September 7, 2017, the CAOC issued the Administration Measures for Internet Chat Group Services, effective on October 8, 2017, to regulate the provision of platform services for that allow Internet user groups to exchange information online. On September 7, the CAOC issued the Administration Measures for Internet Users’ Social Account Information Services, effective on October 8, 2017. These measures provide, among other things, that Internet platform operators providing the covered services will be responsible for the security of information and content published over their platforms, and provide enhanced requirements for user registration, information review, emergency response, and security.

Online News Dissemination and Online News Search Services

In May 2017, the Administrative Regulations for Internet News Information Services and Implementation Rules on the Administration of Internet News Information Services Permits (collectively the “News Regulations”) were promulgated by the CAOC to replace the Administrative Rules for Internet News Information Services promulgated by the SCIO in 2005 (the “Old News Rules”). The News Regulations stipulate that Internet news information services include production, publishing, and republishing services and platforms providing for the dissemination of news over the Internet, and specify that platforms providing for the dissemination of news over the Internet will be required to obtain an Internet news information services permit.

Requirements of News Regulations include, among other things, the following:

•	Internet news information service providers must be entities duly incorporated within the territory of the PRC;

•	Managers and chief editors of Internet news information service providers must be Chinese citizens;

•	Internet news information service providers must have personnel who have appropriate qualification and professional training;

•	Internet news information service providers must have sound Internet news information service management systems;

•	Internet news information service providers must have rigorous information security management systems;

•	Internet news information service providers must have facilities that are suitable for their proposed services, and must be adequately funded; and

•	Internet news information service providers may only republish news published by governmental news agencies and must ensure the original sources are traceable.

On July 3, 2016, the CAOC issued a Notice on Further Strengthening the Management and Prevention of Fake News (the “Fake News Notice”). The Fake News Notice requires all providers of online news services, including news applications, Weibo, and WeChat, to establish and maintain rigorous internal supervision and management systems and to not provide any news without identifying the sources of the news, invent news, report news based on hearsay, or distort facts.

On May 11, 2004, Sohu Internet obtained from the Information Office of the Beijing Municipal Government (the local arm of the SCIO) an Internet news information services permit, which was updated by the SCIO on June 6, 2006. There is uncertainty as to whether the provision of news search services and aggregation of news links fit within the definition of news dissemination services. Sogou Information is currently in the process of applying for an online news services license.

Internet Publishing

On February 4, 2016, the SAPPRFT and MIIT jointly issued the Rules for the Administration for Internet Publishing Services (the “Internet Publishing Rules”), which took effect on March 10, 2016, to replace the Provisional Rules for the Administration for Internet Publishing that had been jointly issued by the SAPPRFT and the MIIT on June 27, 2002. The Internet Publishing Rules define “Internet publications” as digital works that are edited, produced or processed to be published and provided to the public through the Internet, including (a) original digital works, such as pictures, maps, games, and comics; (b) digital works with content that is consistent with the type of content that, prior to the Internet age, typically was published in media such as books, newspapers, periodicals, audio-visual products, and electronic publications; (c) digital works in the form of online databases compiled by selecting, arranging and compiling other types of digital works; and (d) other types of digital works identified by the SAPPRFT. Under the Internet Publishing Rules, Internet operators distributing such Internet publications via information networks, including Web portals such as ours, are required to apply to and register with the SAPPRFT before distributing Internet publications.

On December 22, 2010, Sohu Internet obtained an Internet publishing license issued by the SAPPRFT, which was renewed on January 1, 2017. Sogou Information plans to apply for an Internet publishing license. For the details of the Internet publishing licenses held by Changyou’s VIEs, see “Specific Statutes and Regulations—Regulation of Online Game Services –Online Games and Cultural Products.”

Online Audiovisual Transmission Through the Public Internet

On December 20, 2007, the SAPPRFT and the MIIT jointly issued Rules for the Administration of Internet Audiovisual Program Services (“Document 56”), which came into effect as of January 31, 2008 and was amended on August 28, 2015. Document 56 requires all online audio and video service providers to be either state-owned or state-controlled and to obtain a permit for the Network Transmission of Audiovisual Programs. However, at a press conference held on February 3, 2008 the SAPPRFT and the MIIT clarified that online audio-visual service providers that were already lawfully operating prior to the issuance of Document 56 may re-register and continue to operate without becoming state-owned or controlled, provided that such providers do not engage in any unlawful activities. This exemption will not be granted to service providers set up after Document 56 was issued. As we were already engaged in online audiovisual transmission prior to the issuance of Document 56, we are presumably exempted from the requirement of being state-owned or state-controlled. Sohu Internet and Guangzhou Qianju currently hold permits, both for PC and for Mobile Apps, for the Network Transmission of Audiovisual Programs.

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

On April 1, 2010, SAPPRFT issued a Catalogue of Classification of Internet Audio-Video Program Services (Trial) (the “Internet Audio-Video Program Catalogue”), which was amended on March 10, 2017. The Internet Audio-Video Program Catalogue classifies Internet audio-video program services (excluding IPTV, Internet TV and mobile TV services) provided to computer and mobile phone users the Internet into four categories, consisting of (i) Internet audio-video programs sponsored and broadcast through Internet radio and television stations, including political news, political talk shows, self-produced news programs and live programs of vital political, military, economic, social and sports activities; (ii) reprints of political news, Internet hosting, interviews, report and commentary services in entertainment, technology, financial, sports and educational audio-video programs, production and broadcasting of Internet dramas, compilation and broadcasting of entertainment, technology, financial, sports and education audio-video programs, and live broadcasting of cultural and sports activities; (iii) the aggregation of Internet audio-video programs, which means editing and arranging Internet audio-visual programs on the same website, providing search and viewing services to public users, and broadcasting user-uploaded audio-video programs; and (iv) retransmission of Internet audio-video programs. A permit for the Network Transmission of Audiovisual Programs specifies the scope of the services under one or more of these categories that the holder of the permit is allowed to provide. Our permit for the Network Transmission of Audiovisual Programs allows us to provide services mostly under the categories described in clauses (ii), (iii), and (iv) above. Sogou information is currently in the process of negotiating with an entity that holds a permit for the Network Transmission of Audiovisual Programs in order to acquire all of the equity interests in such entity.

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

On November 4, 2016, the SAPPRFT issued a Notice on Further Strengthening the Planning, Development and Administration of Original Internet Audiovisual Programs (“Document 198”). Document 198 stipulates that if online service providers plan to produce and disseminate audiovisual programs that are considered to be key audiovisual programs under Document 198, the service providers must, during the early planning and development stage, file a summary of the programs and their titles, producer names, themes, and duration with the SAPPRFT and, for audiovisual programs with sensitive themes such as politics, military, diplomacy, national security, national sovereignty, religion, the PRC justice system and public security, consult with designated PRC governmental authorities before production of the programs. On June 26, 2017, SAPPRFT and other several governmental authorities issued a Notice on Several Policies Concerning the Prosperity and Development of Television Dramas that confirms filing procedures with respect to key Internet dramas.

Private Network and Targeted Communication Audiovisual Program Services

On April 25, 2016, the SAPPRFT issued the Provisions on the Administration of Private Network and Targeted Communication Audiovisual Program Services (the “Private Network Audiovisual Programs Administration Provisions”), effective on June 1, 2016, to replace the Measures for the Administration of the Transmission of Audiovisual Programs over Internet and other Information Networks that had been issued by the SAPPRFT on July 6, 2004. The Private Network Audiovisual Programs Administration Provisions stipulate that private network and targeted communication audiovisual program services include the provision, integrated control, transmission and distribution of audiovisual content through IPTV, targeted mobile television, television network and other targeted channels. The Private Network Audiovisual Programs Administration Provisions provide that operators engaging in private network and targeted communication audiovisual program services must obtain a permit for the Network Transmission of Audiovisual Programs from the SAPPRFT. The Private Network Audiovisual Programs Administration Provisions provide that only PRC state-owned or state-controlled entities may engage in private network and targeted communication audiovisual program services. We provide a small amount of audiovisual program services through private network and/or targeted communication channels, such as IPTVs and television networks. In order to comply with the Private Network Audiovisual Programs Administration Provisions, we partner with PRC state-owned entities for the provision of such services through private network and targeted communication channels. According to a press conference of SAPPRFT regarding the Private Network Audiovisual Programs Administration Provisions, Internet audiovisual program services provided through the public Internet, which include our main online video services, other than private network and targeted communication channels should comply with Document 56. See “Government Regulation and Legal Uncertainties—Specific Statutes and Regulations—Regulation of the Provision of Internet Content –Online Audiovisual Transmission through the Public Internet” for a description of regulations affecting Internet Audio-video program services provided through the public Internet;

Online Cultural Products

On May 10, 2003, the MOC issued the Provisional Regulations for the Administration of Online Culture (“Online Culture Regulations”), which took effect on July 1, 2003 and were amended on July 1, 2004. On February 17, 2011, the MOC issued the new Provisional Regulations for the Administration of Online Culture (“New Online Culture Regulations”), which took effect on April 1, 2011, to replace the previous regulations. The New Online Culture Regulations apply to entities engaging in activities related to “Internet cultural products,” which include those cultural products that are produced specially for Internet use, such as online music and entertainment, online games, online plays, online performances, online works of art and Web animations, and those cultural products that, through technical means, produce or reproduce music, entertainment, games, plays and other art works for Internet dissemination. Pursuant to the New Online Culture Regulations, commercial entities are required to apply to the relevant local branch of the MOC for an Online Culture Operating Permit if they engage in any of the following types of activities:

•	the production, duplication, importation, release or broadcasting of Internet cultural products;

•	the dissemination of online cultural products on the Internet or transmission thereof via Internet or mobile phone networks to users’ terminals such as computers, fixed-line or mobile phones, television sets, gaming consoles and Internet surfing service sites such as Internet cafés for the purpose of browsing, using or downloading such products; or

•	the exhibition or holding of contests related to Internet cultural products.

On January 6, 2016, the MOC issued Trial Measures of Administration of Cultural Market Blacklist (the “Blacklist Measures”), which stipulate that cultural products containing prohibited content, including content so specified by the New Online Culture Regulations, that has a material adverse effect on society will be listed in a “cultural product blacklist” published by the MOC or its local branches. Any future application made to the MOC or its local branches by an online cultural operator that has engaged in the distribution of cultural products included in the blacklist will be subject to heightened scrutiny.

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

Sohu Internet, Guangzhou Qianjun, Focus Interactive, Sogou Information, Gamease, Guanyou Gamespace, and Shanghai ICE currently hold Online Culture Operating Permits, each of which is subject to annual inspection. Focus Interactive has recently applied to have the license renewed.

Mobile Internet Applications Information Services

On June 28, 2016, the CAOC issued the Provisions on the Administration of Mobile Internet Applications Information Services (the “APP Provisions”), which became effective on August 1, 2016. Under the APP Provisions, mobile application providers and application store service providers are prohibited from engaging in any activity that may endanger national security, disturb the social order, or infringe the legal rights of third parties, and may not produce, copy, issue or disseminate through mobile applications any content prohibited by laws and regulations. The APP Provisions also require application providers to procure relevant approval to provide services through such applications and require application store service providers to register with local branch offices of the CAOC within 30 days after they start providing application store services. We have procured the required approvals for services that we provide through our mobile applications. Sogou Information has filed an application for registration with the applicable local branch of the CAOC with respect to its provision of application store services.

Internet Map Services

Under the Opinions on Strengthening the Supervision of Internet Map and Geographic Information Services and the Notices on Further Strengthening the Management of Internet Map Services Permit issued on February 25, 2008 and December 23, 2011, respectively, by the State Administration of Surveying, Mapping and Geo-information (the “SASMG,” formerly known as the State Bureau of Surveying and Mapping), and six other governmental authorities and the Administrative Regulations on Maps issued by the State Council on November 26, 2015, effective on January 1, 2016, any provider of Internet map services that is not a professional surveying and mapping enterprise must obtain the approval of the SASMG or its local branches and a Surveying and Mapping Qualification Certificate in order to provide such services. In addition, providers of Internet map services must use maps obtained through government-approved channels and display the SASMG approval number, the Surveying and Mapping Qualification Certificate number and the Telecommunications Services Operating License number in conspicuous locations on their Websites.

On July 1, 2014, the SASMG issued new Administrative Regulations on Surveying and Mapping Qualification Certificate and Classification Standard on Surveying and Mapping Qualification Certificate (the “SASMG Regulations and Standards”) to replace previous regulations and standards issued on April 16, 2004 and March 12, 2009. Under the SASMG Regulations and Standards, there are two types of Surveying and Mapping Qualification certificates that may be issued to providers of Internet map services. A Class A certificate allows a holder to provide (i) map-location services, (ii) geo-information uploading and dimension services, and (iii) geo-information database development services, while a holder of a Class B certificate may only provide the first two types of services.

On July 26, 2016, the SASMG and the Office of the Central Leading Group for Cyberspace Affairs (the “OCLGCA”) jointly issued a Notice on Standardizing the Usage of Maps by Internet Services Providers (the “Maps Usage Notice”), which stipulates that all the Internet service providers must review and use maps in accordance with the PRC Surveying and Mapping Law and Administrative Regulations on Maps. The Maps Usage Notice requires that maps displayed by Internet service providers be obtained through government-approved channels and identify their sources and censor numbers. Internet service providers are prohibited from using maps obtained from unaccredited sources, including foreign Websites. All maps, other than scenic maps, block maps, subway maps and other specified maps, must be reviewed by PRC governmental authorities before they are published, and must not contain any information or content specified as prohibited in the Maps Usage Notice. The PRC Surveying and Mapping Law, as amended effective July 1, 2017, requires, among other things, that Internet map service providers use maps that have been reviewed and approved by relevant authorities and establish data security systems for Internet maps. On January 1, 2015, Sogou Information obtained Class A Certificate of Surveying and Mapping Qualification from the SASMG.

Internet Medical, Health and Pharmaceuticals Information Dissemination

Under the Measures for the Administration of Internet Pharmaceuticals Information Services (the “Pharmaceuticals Information Services Measures”) issued by the State Food and Drug Administration (“SFDA”) on July 8, 2004, which were amended on November 17, 2017, the formal approval of the SFDA or one of its local branches is required before a Website may disseminate information concerning pharmaceuticals.

Under the Pharmaceuticals Information Services Measures, medical, health and pharmaceutical information (including information with respect to medical equipment) provided by Websites must be scientific and accurate and must indicate the sources of such information. Websites that have received approval to disseminate such information must also publish or reprint health policies, information on epidemics and major health-related incidents, and other health-related information in accordance with law. Furthermore, medical and pharmaceutical advertisements (including advertisements for medical equipment) published by such Websites must not exaggerate the efficacy or promote the medical uses of such products.

Sohu Internet, Guangzhou Qianjun, and Sogou Information received renewed SFDA approval on November 26, 2014, April 30, 2014 and October 31, 2017, respectively.

Regulation of Online Advertising Services

Brand Advertising Services

On April 24, 2015, the Standing Committee of the National People’s Congress enacted the Advertising Law of the People’s Republic of China (“New Advertising Law”). The New Advertising Law, which was a major overhaul of an advertising law enacted in 1994, increases the potential legal liability of providers of advertising services, and includes provisions intended to strengthen identification of false advertising and the power of regulatory authorities. On July 4, 2016, the SAIC issued the Interim Measures of the Administration of Online Advertising (the “SAIC Interim Measures”), effective on September 1, 2016. The New Advertising Law and the SAIC Interim Measures both provide that advertisements posted or published through the Internet may not affect users’ normal usage of a network, and advertisements published in the form of pop-up windows on the Internet must display a “close” sign prominently and ensure one-key closing of the pop-up windows. The SAIC Interim Measures provide that all online advertisements must be marked “Advertisement” so that viewers can easily identify them as such. Moreover, the SAIC Interim Measures treat pay-for-click search results as advertisements that are subject to PRC advertisement laws, require that pay-for-click search results be conspicuously identified on search result pages as advertisements and subject revenues from such advertisements to a 3% PRC tax that is applied to advertising revenues. The New Advertising Law and SAIC Interim Measures will require us to conduct more stringent examination and monitoring of our advertisers and the content of their advertisements. In order to comply with these regulations, Sogou has established more stringent standards for selecting advertisers for pay-for-click services, has turned down certain existing advertisers, and has lowered the percentage that pay-for-click search results represent of results on Sogou search pages.

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

Search and search-related Services

On October 23, 2015, the MOC issued a Notice on Further Strengthening and Improving the Administration of Content of Online Music (the “MOC Further Notice”) which became effective on January 1, 2016. The MOC Further Notice provides that providing direct links to online music will constitute engaging in the online music business, and that therefore an Online Culture Operating Permit is required for providing such search services. Sogou Information held an Online Culture Operating Permit pursuant to regulations that were in effect before the MOC Further Notice became effective. The permit was renewed on November 3, 2017 pursuant to the MOC Further Notice.

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

Regulation of Online Game Services

Online Games and Cultural Products

In September 2009, the SAPPRFT, together with the National Copyright Administration and the National Office of Combating Pornography and Illegal Publications, jointly issued a Notice on Further Strengthening the Administration of Pre-examination and Approval of Online Games and the Examination and Approval of Imported Online Games, or the SAPPRFT Online Game Notice. The SAPPRFT Online Game Notice states that foreign investors are not permitted to invest in online game operating businesses in China via wholly foreign-owned entities, China-foreign equity joint ventures or cooperative joint ventures or to exercise control over or participate in the operation of domestic online game businesses through indirect means, such as other joint venture companies or contractual or technical arrangements. If the VIE structures of Sogou and Changyou were deemed under the SAPPRFT Online Game Notice to be an “indirect means” for foreign investors to exercise control over or participate in the operation of a domestic online game business, the VIE structures of Sogou and Changyou might be challenged by the SAPPRFT. We are not aware of any online game companies which use the same or similar VIE contractual arrangements as those Sogou and Changyou use having been challenged by the SAPPRFT as using those VIE arrangements as an “indirect means” for foreign investors to exercise control over or participate in the operation of a domestic online game business or having been penalized or ordered to terminate operations since the SAPPRFT Online Game Notice first became effective. However, it is unclear whether and how the SAPPRFT Online Game Notice might be interpreted or implemented in the future.

On February 21, 2008, the SAPPRFT issued the Rules for the Administration of Electronic Publications, or the Electronic Publication Rules, which were amended on August 28, 2015. The Electronic Publication Rules regulate the production, publishing and importation of electronic publications in the PRC and outline a licensing system for business operations involving electronic publishing. Under the Electronic Publication Rules and other related regulations issued by the SAPPRFT, online games are classified as a type of electronic publication or Internet publication that may only be provided by a licensed electronic publishing entity with a standard publication code, and the establishment of an electronic publishing entity must be approved by the SAPPRFT. Electronic publishing entities are responsible for assuring that the content of electronic publications comply with relevant PRC law and regulations, and must obtain the approval of the SAPPRFT before publishing foreign electronic publications. The New Internet Publication Measures, which became effective on March 10, 2016 and replaced the Temporary Measures for Internet Publication Administration that had become effective in 2002, require that entities in the Internet publishing business apply for an online publishing services license instead of an Internet publishing license, that entities holding an Internet publishing license apply for an online publishing service license within a specified period of time to replace their Internet publishing license, and that all such entities obtain approval from the SAPPRFT prior to the publication of new online games. In addition, under the New Internet Publication Measures, Sino-foreign joint ventures and foreign-invested entities are not permitted to engage in Internet publication services, and the legal representative of an entity providing Internet publication services may not be a foreigner.

Gamease, which is the operator of TLBB, BO, BH2 and certain other licensed PC games, and Guanyou Gamespace, which provides online game services, obtained Internet publishing licenses on December 10, 2010 and October 13, 2011, respectively, and Gamease and Guanyou Gamespace have obtained online publishing services licenses under the New Internet Publication Measures to replace the Internet publishing licenses previously held by them. TLBB, BO, BH2 and some of Changyou’s other games were historically published through third parties that were licensed electronic publishing entities, because Gamease had not obtained an Internet publishing license at the time those online games were made publicly available. TLBB, BO and BH2 and certain of Changyou’s other existing games are currently published under an Internet publishing license held by Gamease. Current PRC regulations are not clear as to the consequences of obtaining authorization codes through third-party electronic publishing entities. While we believe that arrangements like Changyou’s are acknowledged by the SAPPRFT, in view of the lack of formal interpretation regarding this issue, the SAPPRFT might challenge Changyou’s current and past practices and could subject Changyou to various penalties, including fines, confiscation of publishing equipment and the revenues generated from the publishing activities, the revocation of Changyou’s business license, or the forced discontinuation of or restrictions on its operations.

On May 24, 2016, the SAPPRFT issued the Mobile Game Notice, which became effective on July 1, 2016 and sets forth requirements for the publication and operation of mobile games online, including requiring that mobile game publishers and operators, including joint operators, review the content of the games that they publish and operate, and apply for publication and authorization codes at least 20 business days before first publishing and operating domestic recreational and educational mobile games through open beta testing. The Mobile Game Notice, as updated by a subsequent notice, specifies that game publishers and game operators were required to review the content of mobile games that were published and operated online before July 1, 2016, and to complete approval procedures for those games before December 31, 2016, or to cease operating the games. Changyou completed prior to December 31, 2016 all of the approval procedures required by the SAPPRFT for its mobile games that were in operation before July 1, 2016.

The MOC issued the New Provisional Regulations for the Administration of Online Culture, or the Online Culture Regulations, which took effect on April 1, 2011 and replaced the Provisional Regulations for the Administration of Online Culture. The Online Culture Regulations apply to entities engaging in activities related to “Internet cultural products,” which include cultural products that are produced specifically for Internet use, such as online music and entertainment, online games, online plays, online performances, online works of art and Web animation, and other online cultural products that through technical means, produce or reproduce music, entertainment, games, plays and other art works for Internet dissemination. Under the New Online Culture Regulations, commercial entities are required to apply to the relevant local branch of the MOC for an Online Culture Operating Permit if they engage in the production, duplication, importation, release or broadcasting of Internet cultural products; the dissemination of online cultural products on the Internet or the transmission of such products via Internet or mobile phone networks to user terminals, such as computers, phones, television sets and gaming consoles, or Internet surfing service sites such as Internet cafés; or the holding or exhibition of contests related to Internet cultural products. In January 2008 Gamease obtained an Online Culture Operating Permit, which was re-certified in October 2015 and December 2017; in June 2011 Guanyou Gamespace obtained an Online Culture Operating Permit, which was re-certified in October 2015 and December 2017; and in December 2010 Shanghai ICE obtained an Online Culture Operating Permit, which was re-certified in January 2014. Shanghai ICE plans to apply for re-certification of its Online Culture Operating Permit in March 2018.

The Online Game Measures issued by the MOC, which took effect on August 1, 2010, regulate a broad range of activities related to the online games business, including the development, production and operation of online games, the issuance of virtual currencies used for online games, and the provision of virtual currency trading services. The Online Game Measures provide that any entity that is engaged in online game operations must obtain an Online Culture Operating Permit, and require the content of an imported online game to be examined and approved by the MOC prior to the game’s launch and a domestic online game to be filed with the MOC within 30 days after its launch. The Notice of the Ministry of Culture on the Implementation of the Interim Measures for the Administration of Online Games, which was issued by the MOC on July 29, 2010 to implement the Online Game Measures (i) requires online game operators to protect the interests of online game users and specifies certain terms that must be included in service agreements between online game operators and the users of their online games, (ii) specifies content review of imported online games and filing procedures for domestic online games, (iii) emphasizes the importance of the protection of minors playing online games, and (iv) requests online game operators to promote real-name registration by their game users. On December 1, 2016, the MOC issued the Online Game Operation Notice, which became effective on May 1, 2017. The Online Game Operation Notice includes clarification of products and services that will be considered to be within the scope of the operation of online games, enhanced standards for the issuance of and payment for virtual items used in online games and enhanced protection of online games users, and announces more stringent supervision of the operation of online games and penalties for violations by online game operators of regulations with respect to the operation of online games. The Online Game Operation Notice stipulates that game operators are prohibited from providing lucky draws or lotteries that are conducted on the condition that participants contribute cash or virtual currency in exchange for virtual items and services; must timely publish the name, properties, description, amount, and probability of winning for such lucky draws or lotteries on either the Website of the game or the Web page on which such lucky draws or lotteries are provided; must require real-name registration of game players who wish to enter such lucky draws or lotteries; and must publish the results of such lucky draws or lotteries on the Website of or other conspicuous location in the game; and must maintain all relevant records for at least 90 days. The Online Game Operation Notice also stipulates that online game operators must require real-name registration of online game players and may sell game points and virtual items only to real-name registered game players, must set limits on the maximum amount of game points for a particular game that game players may purchase in a single transaction, must require confirmation of transaction information by game players placing orders and maintain all relevant records for at least 180 days. Changyou filed its games TLBB, BO, BH2, and certain of its other existing games with the MOC. If Changyou fails to maintain any of its permits, approvals, or registrations; make any necessary filings; apply for and obtain any required new permits, approvals, or registrations; make any new filings on a timely basis; or comply with the requirements under the Online Game Operation Notice and other laws and regulations, it may be subject to various penalties, including fines and a requirement that it discontinue or limit its operations.

The Notice on Strengthening the Approval and Administration of Imported Online Games, or the Imported Online Game Notice, which was issued by the SAPPRFT and took effect in July 2009, states that the SAPPRFT is the only governmental department authorized by the State Council to approve the importation of online games from offshore copyright owners, and that any enterprise which engages in online game publication and operation services within China must have the game examined and approved by the SAPPRFT and receive from the SAPPRFT an Internet publishing license (or after the New Internet Publication Measures became effective on March 10, 2016, an online publishing services license). Changyou’s VIEs Gamease and Guanyou Gamespace obtained Internet publishing licenses from the SAPPRFT and they have obtained online publishing services licenses under the New Internet Publication Measures to replace the Internet publishing licenses previously held by them. In addition, the Imported Online Game Notice states that activities which involve the showing, exhibition, trading and promotion of offshore online games in China must be examined and approved by the SAPPRFT.

The Notice Regarding Improving and Strengthening the Administration of Online Game Content, or the Online Game Content Notice, issued by the MOC in November 2009, calls for online game operators to improve and adapt their game models by (i) mitigating the predominance of the “upgrade by monster fighting” model, (ii) limiting the use of the “player kill” model (where one player’s character attempts to kill another player’s character), (iii) limiting in-game marriages among game players, and (iv) improving their compliance with legal requirements for the registration of minors and game time-limits.

The Administrative Measures for Content Self-review by Internet Culture Business Entities, or the Content Self-review Administrative Measure, which took effect in December 2013, require Internet culture business entities to review the content of products and services to be provided prior to providing such content and services to the public. The content management system of an Internet culture business entity is required to specify the responsibilities, standards and processes for content review as well as accountability measures, and is required be filed with the local provincial branch of the MOC.

In January 2014, the SAIC promulgated the Administrative Measures for Online Trading, or the Online Trading Measures, which took effect on March 15, 2014, and replaced the Interim Measures for the Administration of Online Commodities Trading and Relevant Services, issued by the SAIC, which had taken effect on July 1, 2010. The Online Trading Measures regulate online commodity trading and related activities. The Online Trading Measures require that online transactions in commodities or services comply with the provisions of all applicable laws, regulations and rules. When selling commodities or providing services to consumers, online operators must comply with all applicable laws with respect to the protection of consumer rights and interests, the protection of intellectual property rights of others and the prevention of unfair competition. Information provided with respect to commodities and services provided by online commodity operators or related service operators must be authentic and accurate. If Changyou fails to comply with all requirements of the Online Trading Measures, the local branch of the SAIC or another governmental authority with jurisdiction might impose penalties on it, such as fines.

Registration of Software Copyrights

The Measures Concerning Registration of Computer Software Copyright, or the Software Copyright Measures, issued by the National Copyright Administration, which became effective in February 2002, encourage the registration of software and afford greater protection to registered software than that afforded to unregistered software. Changyou has registered software copyrights covering all of its significant copyrightable products and enhancements.

Regulation of Internet Content

The PRC government has promulgated measures relating to Internet content through a number of government authorities, including the MIIT, the MOC, the SAPPRFT and the MPS. These measures prohibit certain Internet activities, including the operation of online games that result in the publication of any content which is found to, among other things, propagate obscenity, gambling or violence, instigate crimes, undermine public morality or the cultural traditions of the PRC, or compromise State security or secrets. If an ICP license holder violates these measures, the PRC government may revoke its ICP license and shut down its Websites.

On May 2, 2017, the CAOC, issued the Administrative Enforcement Procedures for the Administration of Internet-based Information Content, or the Enforcement Procedures, effective June 1, 2017. Pursuant to the Enforcement Procedures, the CAOC and its local branch offices have the authority to enforce, and impose administrative sanctions on activities prohibited by, applicable administrative laws and regulations concerning Internet-based information content.

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

To identify whether a game player is a minor and thus subject to the anti-fatigue system, there was adopted a real-name registration system, which requires online game players to register their real identity information before they play online games and requires online game operators such as Sogou and Changyou to submit the identity information of game players to the public security authorities for verification. On July 1, 2011, the SAPPRFT, the MIIT, the Ministry of Education and five other governmental authorities issued a Notice on Initializing the verification of Real-name Registration for Anti-Fatigue System on Internet Games, or the Real-name Registration Notice”), which took effect on October 1, 2011, to strengthen the implementation of the anti-fatigue system and real-name registration. The Real-name Registration Notice’s main focus is to prevent minors from using an adult’s ID to play Internet games and, accordingly, the notice imposes stringent punishments on online game operators that do not implement the required anti-fatigue and real-name registration measures properly and effectively. The most severe punishment contemplated by the Real-name Registration Notice is to require termination of the operation of the online game if it is found to be in violation of the Anti-Fatigue Notice, the Monitor System Circular or the Real-name Registration Notice. Sogou and Changyou developed anti-fatigue and real-name registration systems for their games, and implemented them beginning in 2007. Under the systems of Sogou and Changyou, game players must use real identification in order to create accounts, and in this way Sogou and Changyou generally are able to tell which of their game players are minors and thus subject to these regulations. For game players who do not register, Sogou and Changyou assume that they are minors. As required by the anti-fatigue rules, Changyou reduces the value of in-game benefits of game players under 18 years based on the amount of their continuous play. In order to comply with the anti-fatigue rules, game players under 18 years of age only receive half of the experience time they actually earn after three hours of play. And, after five hours of play, minors receive no experience points. Sogou uses this system to disincentivize minors from playing in excess of five hours at a time.

On January 15, 2011, the MOC, the MIIT and six other central government authorities jointly issued a circular entitled Implementation of Online Game Monitor System of the Guardians of Minors, or the Monitor System Circular, aiming to provide protection measures to monitor the online game activities of minors and curb addictive online game playing behaviors of minors. Under the Monitor System Circular, online game operators are required to adopt various measures to maintain a system to communicate with the parents or other guardians of minors playing online games and online game operators are required to monitor the online game activities of minors, and must suspend the account of a minor if so requested by the minor’s parents or guardians. The monitor system was formally implemented commencing March 1, 2011.

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

On July 25, 2014, the SAPPRFT promulgated a Notice on Further Carrying out the Verification of Real-name Registration for Anti-Fatigue System on Internet Games, or the Verification of Real-name Registration Notice, which took effect on October 1, 2014. The Verification of Real-name Registration Notice requires local press and publication administrative departments to strengthen their administration over enterprises engaged in online game publication and operations, and requires such enterprises to abide by anti-fatigue and real-name registration requirements when developing and promoting online games, excluding, at present, mobile games.

Information Security and Censorship

Internet content in China is also regulated and restricted from a State security standpoint. The Standing Committee of the National People’s Congress enacted the Decision on Internet Security Protection in 2000, and amended it in August, 2009. The decision makes it unlawful to: (i) gain improper entry into a computer or system of strategic importance; (ii) disseminate politically disruptive information; (iii) leak State secrets; (iv) spread false commercial information; or (v) infringe intellectual property rights. The MPS has promulgated measures that prohibit the use of the Internet in ways which, among other things, result in a leakage of State secrets or distribution of socially destabilizing content. The MPS has supervision and inspection rights in this regard, and Changyou may be subject to the jurisdiction of local security bureaus. If an ICP license holder violates these measures, the PRC government may revoke its ICP license and shut down its Websites. On November 7, 2016, the Standing Committee of the National People’s Congress issued the Internet Security Law, which took effect on June 1, 2017. The Internet Security Law requires providers of services over Internet networks to keep user information that they have collected in strict confidence and to establish improved systems for the protection of user information. Such service providers must provide notice of the purpose, methods and scope of their collection and use of user information, and obtain the consent of each person whose personal information will be collected. Service providers may not collect any personal information that is not related to the services they provide, or disclose or tamper with personal information that they have collected, unless such information is encoded to prevent identification of individuals whose information is so disclosed or tampered with. Service providers who do not comply with the Internet Security Law may be subject to fines, suspension of their businesses, shutdown of their websites, and revocation of their business licenses.

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

In April, 2009, the MOC issued a Public Announcement on Regulating Applications for the Examination of the Content of Imported Online Games, or the Announcement. The Announcement emphasizes that enterprises operating imported online games must have the content of those games examined and approved by the MOC.

Virtual Currency

On February 15, 2007, the MOC, the the People’s Bank of China, or the PBOC, and other relevant government authorities jointly issued the Notice on the Reinforcement of the Administration of Internet Cafés and Online Games, or the Internet Cafés Notice. Under the Internet Cafés Notice, the PBOC is directed to strengthen the administration of virtual currency in online games to avoid any adverse impact on the economy and financial system. The Internet Cafés Notice limits the total amount of virtual currency that may be issued by online game operators and the amount that may be purchased by individual game players, and includes a clear division between virtual transactions and real transactions carried out by way of electronic commerce. The Internet Cafés Notice also provides that virtual currency may only be used to purchase virtual items.

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

On July 20, 2009, the MOC promulgated the Filing Guidelines for Online Game Virtual Currency Issuing Enterprises and Online Game Virtual Currency Trading Enterprises, which define the terms “issuing enterprise” and “trading enterprise” and stipulate that the same enterprise may not be both an issuing enterprise and a trading enterprise.

On December 1, 2016, the MOC issued the Online Game Operation Notice, which became effective on May 1, 2017. The Online Game Operation Notice standardizes rules regarding the issuance of virtual items used for online games. The Online Game Operation Notice provides that the issuance and exchange of virtual items issued by online game operators must be administered in accordance with the regulations applicable to virtual currency; that online game operators may not allow online game virtual currency to be exchanged for real currency or physical items, except that, when online game operators cease offering their online game products and services to users, the operators may repay the users with real currency or other actual physical or intangible assets for unused virtual currency; requires that, when online game operators allow users to exchange small-value physical items for virtual items, the content and value of such physical items must comply with applicable laws and regulations; and stipulates that online game operators are prohibited from providing lucky draws or lotteries that are conducted on the condition that participants contribute cash or virtual currencies in exchange for virtual items and services, must publish the results of such lucky draws or lotteries on the Website of or other conspicuous location in the game and must maintain all relevant records for at least 90 days.

Import and Export of Software Technology

China imposes controls on the import and export of technology and software products. Under the Regulations on Administration of Import and Export of Technologies promulgated by the State Council, the term “technology import and export” is defined to include, among other things, the transfer or licensing of patents and know-how, and the provision of services related to technology. Depending on the nature of the relevant technology, the import and export of technology require either approval by or registration with the relevant PRC governmental authorities. Under the Software Export Management and Statistics Measures promulgated in October 2001, if a company is classified as a software enterprise and has a minimum of RMB1 million (or approximately $158,000) in registered capital, it may engage in an export business after being registered with the relevant PRC governmental authorities. All contracts which relate to the export of software products, transfer of technology or provision of related services must be filed with the relevant PRC governmental authorities. The Measures for the Administration of Registration of Technology Import and Export Contracts, issued by the MOFCOM in February 2009, specify registration requirements related to the import and export of technology.

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

Regulation of Other Services

Real Estate Services

On March 10, 2015, the National Development and Reform Commission (the “NDRC”) and the MOFCOM issued a new Foreign Investment Industrial Guidance Catalogue (the “New Catalogue”), which became effective on April 10, 2015 and was amended on June 28, 2017. The New Catalogue removed from the category of industries where foreign investment is restricted real estate agency and brokerage services, which had been included in the restricted category in the previous Foreign Investment Industrial Guidance Catalogue issued in 2011. The New Catalogue loosened existing restrictions on foreign ownership of real estate agency and brokerage services in China, and as a result we may conduct real estate agency and brokerage services directly.

On April 4, 2001, the Ministry of Housing and Urban-Rural Development (the “MHURD,” formerly the Ministry of Construction) promulgated the Regulatory Measures on the Sale of Commercial Houses, pursuant to which a real estate developer may engage a real estate services organization as a broker to pre-sell or sell primary residential housing. The regulatory measures provide that a real estate broker must not make any false statements regarding a property to clients and must present clients with relevant title certificates or sale permits for the properties and a related letter of authorization.

On December 29, 2006, the MHURD and the PBOC jointly issued the Circular Concerning Strengthening the Management of Real Estate Services and Regulating the Trade Settlement Capital Account, which provides a number of directives regulating the real estate services industry. Under the circular, a real estate services company is not permitted to receive cash purchase payments on behalf of clients in secondary real estate transactions and is required to establish separate security deposit accounts for clients.

On January 20, 2011, MHURD, the NDRC, and the Ministry of Human Resources and Social Security jointly issued the Measures for Administration on Real Estate Brokerage (the “Brokerage Measures”), which became effective on April 1, 2011 and were amended on April 1, 2016, and govern the activities of real estate brokerages and real estate brokerage personnel in providing intermediary, agency and related services and charging commissions. Furthermore, pursuant to the Brokerage Measures, a real estate brokerage company and its branches must have a sufficient number of licensed real estate brokers. The Brokerage Measures also require real estate brokerage companies to file with real estate regulatory authorities at the county level or above within 30 days after their business registration with the relevant local counterparts of the SAIC. Focus Interactive has made the required filings.

On July 29, 2016, the MHURD and six other governmental authorities jointly issued the Opinions on Strengthening the Administration of Sound Development of Real Estate Brokerage (the “MHURD Opinions”), to further regulate real estate brokerage services. The MHURD Opinions stipulate that real estate brokers are obligated to censor specified real estate-related information, including ownership, price, area, and location, and may not provide, directly or through agencies, loans for down payments and other similar financial services.

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

On April 3, 2015, eight governmental authorities consisting of the MOF, the MPS, the SAIC, the MIIT, the Ministry of Civil Affairs, the PBOC, the General Administration of Sports and the China Banking Regulatory Commission jointly released a public announcement with regard to unauthorized online lottery sales (the “Public Announcement”). The Public Announcement provides, among other things, that (i) all lottery institutions, internet companies, and other institutions or individuals provide unauthorized online lottery sales services, either directly or through agents, must immediately cease such services; (ii) the local governmental authorities for finance, civil affairs and sports must investigate and sanction unauthorized online lottery sales in their respective jurisdictions in accordance with applicable laws and regulations; (iii) the local governmental authorities for public security and industry and commerce must investigate any issuances or sales of illegal lotteries within their respective jurisdictions, with necessary assistance from local governmental authorities for finance, communication, banking regulation, civil affairs and sports, and local branches of the PBOC, and report any criminal activities to judicial authorities for prosecution; (iv) the lottery issuance authorities that plan to sell lottery products online must obtain approval from the Ministry of Civil Affairs or the General Administration of Sports by submitting an application to the MOF for written approval, and (v) no entity may provide online lottery sales services without the approval of the MOF. On April 28, 2016, the MOF, the MPS, the Ministry of Civil Affairs, the General Administration of Sports, and the SAIC, and on May 5, 2015 the SAIC, issued notices regarding unauthorized online lottery sales and further emphasized the requirements specified in the Public Announcement. Online lottery sales are an insignificant business for us.

Production of Radio and Telecommunications Equipment

On September 11, 1993, the State Council and Central Military Commission jointly issued the Regulations on the Management of Radio Operations, which were amended on November 11, 2016, under which the working frequencies, bands, and related technical indices of radio transmission equipment must conform to relevant regulations regarding radio and are required to be submitted to the state radio administration authority or its local branches. Pursuant to the Regulation on the Penalties of Radio Management issued by the State Radio Regulatory Bureau (formerly the State Radio Regulatory Commission) on October 28, 1995, failure to submit such information will result in the imposition of a fine.

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

Copyright

On September 7, 1990, the Standing Committee of the National People’s Congress promulgated the Copyright Law, which took effect on June 1, 1991 and was amended in 2001 and in 2010. The amended Copyright Law extends copyright protection to Internet activities, products disseminated over the Internet and software products. In addition, there is a voluntary registration system administered by the China Copyright Protection Center. The amended Copyright Law also requires registration of the pledge of a copyright.

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

Since 2005, the NCA, together with certain other PRC governmental authorities, have jointly launched annual campaigns, which normally last for three to four months every year, specifically aiming to crack down on Internet copyright infringement and piracy in China. According to the Notice of 2010 Campaign to Crack Down on Internet Infringement and Piracy promulgated by the NCA, the MPS and the MIIT on July 19, 2010, one of the main targets, among others, of the 2010 campaign was Internet audio and video programs. From the time the 2010 campaign commenced in late July, the local branches of the NCA focused on popular movies and television series, newly published books, online games and animation, music and software and illegal uploading or transmission of a third party’s works without proper license or permission, sales of pirated audio/video and software through e-commerce platforms, providing search links, information storage, Web hosting or Internet access services for third parties engaging in copyright infringement or piracy and infringement by the use of mobile media. In serious cases, the operating permits of the Websites engaging in illegal activities may be revoked, and such Websites may be ordered to shut down. On July 25, 2017, the NCA, the CAOC, the MIIT and the MPS jointly announced a 2017 campaign to crack down on copyright infringement on the Internet (the “Jian Wang 2017 Campaign”) with the purpose of providing copyright protection for the news publication, film, and television industries related to material disseminated over the Internet, and focusing on regulation of e-commerce platforms’ and mobile Internet application programs’ use of copyrighted material.

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

Laws and Regulations Related to Encryption Software

In October 1999, the State Council promulgated the Regulations for the Administration of Commercial Encryption, amended on February 3, 2016, followed in November 1999 by the Notice of the General Office of the State Encryption Administration Commission promulgated by the State Commission for the Administration of Cryptography. Both of these regulations address the use in China of software with encryption functions.

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

On May 8, 2017, the Supreme People’s Court of the PRC and the Supreme People’s Procurator of the PRC issued the Interpretation of the Supreme People’s Court and the Supreme People’s Procurator on Several Issues Concerning the Applicable Law for Criminal Cases With Respect to Infringement of Citizen’s Personal Information, which defines “personal information,” “the provision of personal information,” and “the illegal collection of personal information.”

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

On November 7, 2016, the Standing Committee of the National People’s Congress issued the Internet Security Law (the “Internet Security Law”), which took effect on June 1, 2017. The Internet Security Law requires providers of services over Internet networks to keep user information that they have collected in strict confidence and to establish improved systems for the protection of user information. Such service providers must provide notice of the purpose, methods and scope of their collection and use of user information, and obtain the consent of each person whose personal information will be collected. Providers of services over Internet networks may not collect any personal information that is not related to the services they provide, or disclose or tamper with personal information that they have collected, unless such information is encoded to prevent identification of individuals whose information is so disclosed or tampered with. Service providers who do not comply with the Internet Security Law may be subject to fines, suspension of their businesses, shutdown of their websites, and revocation of their business licenses.

Sohu Internet and Changyou have successfully registered the Sohu.com Website, the Changyou.com Website and the cy.com Website with the Beijing AIC and the electronic registration marks for the Websites are prominently placed on the homepages of the Sohu.com Website and the Changyou.com Website and the cy.com Website. Sogou Information has successfully registered the sogou.com Website with the Beijing AIC.

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

Laws and Regulations Related to Unfair Competition

Pursuant to an amendment of the Unfair Competition Law of the PRC, or the Unfair Competition Law, adopted by the Standing Committee of the National People’s Congress on November 4, 2017 and effective January 1, 2018, a business operator is prohibited from taking any of the following actions:

•	unauthorized use of marks that are the same as or similar to the names, packaging, or decoration of another party’s products;

•	unauthorized use of another party’s organizational name or the name of an individual;

•	unauthorized use of another party’s domain name, website name, or webpage; and

•	other actions causing a third party to mistakenly believe that another party’s product is that of the business operator.

The Unfair Competition Law forbids business operators to pay bribes in order to gain an opportunity or competitive advantage in a business transaction.

The Unfair Competition Law also stipulates that, without the consent of the affected party, the operator of an Internet business operator may not insert links into the products and services of another Internet business operator in order to re-direct user traffic; may not mislead or compel users to modify, terminate, or un-install any Internet products or services of another Internet business operator; and may not take actions in bad faith to cause an Internet product or service of another Internet business operator to be unusable by users of the other business operator’s properties.

The amendment of the Unfair Competition Law that became effective January 1, 2018 increases the maximum amount of administrative penalties that may be imposed for violations.

In addition, the Supreme People’s Court has promulgated an Interpretation on Several Issues Relating to the Application of the Law in Civil Trials for Unfair Competition Cases, which became effective as of February 1, 2007. This interpretation provides guidance on how to conduct trials involving unfair competition, protect the legal rights and interests of business operators, and maintain orderly market competition.

Regulation of M&A and Overseas Listings

On August 8, 2006, six PRC regulatory agencies, including the MOFCOM, the State Assets Supervision and Administration Commission, the State Administration of Taxation (“SAT”), the SAIC, the China Securities Regulatory Commission (the “CSRC”), and the SAFE, jointly issued the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (“M&A Rule”), which became effective on September 8, 2006 and amended on June 22, 2009. The M&A Rule includes provisions that purport to require that an offshore special purpose vehicle formed for purposes of the overseas listing of equity interests in PRC companies and controlled directly or indirectly by PRC companies or individuals obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange.

On September 21, 2006, the CSRC published on its official Website procedures regarding its approval of overseas listings by special purpose vehicles. The CSRC approval procedures require the filing of a number of documents with the CSRC. The application of this PRC regulation remains unclear, with no consensus currently existing among leading PRC law firms regarding the scope of the applicability of the CSRC approval requirement.

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

On December 25, 2006, the PBOC issued the Administration Measures on Individual Foreign Exchange Control and related Implementation Rules were issued by the SAFE on January 5, 2007. Both became effective on February 1, 2007. Under these regulations, all foreign exchange transactions involving an employee share incentive plan, share option plan, or similar plan participated in by onshore individuals may be conducted only with approval from the SAFE or its authorized branch. Under the Notice of Issues Related to the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Listed Company (“Offshore Share Incentives Rules”), which was issued by the SAFE on February 15, 2012, PRC citizens who are granted share options, restricted share units or restricted shares by an overseas publicly listed company are required to register with the SAFE or its authorized branch and to comply with a series of other requirements. In November 2011, the SAFE approved our application to designate our PRC subsidiary Sohu Media to handle the registrations and other procedures required by the Offshore Share Incentives Rules. In February 2012, the SAFE approved Changyou’s application to designate its PRC subsidiary AmazGame to handle the registrations and other procedures required by the Offshore Share Incentive Rules. If we, Changyou or the PRC employees of Changyou and us who hold options, restricted share units or restricted shares fail to comply with these registration or other procedural requirements, we, Changyou and/or such employees may be subject to fines and other legal sanctions. Sogou has applied for registration of its 2017 Share Incentive Plan with the SAFE, and Sogou is in the process of applying for such registration of its 2010 Share Incentive Plan. If its 2017 Share Incentive Plan and 2010 Share Incentive Plan are not accepted for registration by the SAFE, Sogou may not be able to grant further share-based awards to its PRC employees, Sogou and those who have received awards may be subject to fines and legal sanctions, and Sogou’s ability to contribute additional capital to its PRC subsidiaries and its PRC subsidiaries’ ability to distribute dividends to it may be limited.

The principal regulations governing distribution of dividends of foreign holding companies include the Foreign Investment Enterprise Law (1986), which was amended in October 2000 and October, 2016, and the Administrative Rules under the Foreign Investment Enterprise Law (2001), which was amended in February, 2014.

Under these regulations, foreign investment enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, foreign investment enterprises in China are required to allocate at least 10% of their accumulated profits each year, if any, to fund certain reserve funds unless these reserves have reached 50% of the registered capital of the enterprises. These reserves are not distributable as cash dividends. Furthermore, under the Corporate Income Tax Law, which became effective on January 1, 2008 and was amended on February 24, 2017, the maximum tax rate for the withholding tax imposed on dividend payments from PRC foreign invested companies to their overseas investors that are not regarded as “resident” for tax purposes is 20%. The rate was reduced to 10% under the Implementing Regulations for the PRC Corporate Income Tax Law issued by the State Council. However, a lower withholding tax rate of 5% might be applied if there is a tax treaty between China and the jurisdiction of the foreign holding companies, such as is the case with Hong Kong, and certain requirements specified by PRC tax authorities are satisfied.

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

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

We regard our patents, copyrights, service marks, trademarks, trade secrets and other intellectual property as critical to our success. We rely on patent, trademark and copyright law, trade secret protection, non-competition and confidentiality and/or license agreements with our employees, customers, partners and others to protect our intellectual property rights. Before we launch any new products or services, we generally apply for registration of related patents, trademarks, and software copyrights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without authorization. Furthermore, the validity, enforceability and scope of protection of intellectual property rights in Internet-related industries are uncertain and still evolving. The laws of the PRC and certain other countries do not protect intellectual property to the same extent as do the laws of the United States.

We have been issued 848 patents in China and 25 patents in countries and regions outside of China covering inventions, utility models, and designs; we have 1,164 patent applications currently pending in China and 93 patent applications currently pending in countries and regions outside of China; we have submitted 59 international patent applications through the procedures under the Patent Cooperation Treaty, or PCT; and we intend to apply for more patents to protect our core technologies and intellectual property.

We have registered three service marks with the U.S. Patent and Trademark Office, consisting of Sohu.com, registered on August 1, 2000; Sohu.com (stylized), registered on August 1, 2000; and Sohu, registered on June 13, 2000. We have registered 3,833 trademarks with the Trademark Office of the State Administration for Industry and Commerce in China, including the mark “SOHU.com,” and such marks relating to our products as Sohu.com logos, Sohu Fox logos, GoodFeel logos, Go2Map, Sogou logos, Sohu Focus, TLBB, ChangYou.com, cyou.com, TL logos, Blade Online, 17173 and their corresponding Chinese version marks; and we are in the process of applying for the registration of 895 other trademarks. In addition, we are in the process of applying for recognition of certain of our marks as famous Beijing trademarks and well-known Chinese trademarks. We also filed registration of trademarks relating to our subsidiary companies’ names and Changyou’s online games and other businesses in various countries and regions, such as the United States, European Union, Turkey, Japan, South Korea, Malaysia, Indonesia, Vietnam, Thailand, Brazil, Taiwan and Hong Kong. Our rights to these marks could be affected adversely if any of our applications are rejected. In addition, it is possible that our competitors will adopt product or service names similar to ours, thereby impeding our ability to distinguish our brand and possibly leading to customer confusion.

We are the registered owner of 718 software copyrights in China, each of which we have registered with the State Copyright Bureau of China and its local branches.

We own the rights to 482 domain names that we use in connection with the operation of our business, including the Sohu, Sogou, and Changyou websites.

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

TECHNOLOGY INFRASTRUCTURE

The Sohu Group has built what we believe is a reliable and secure network infrastructure, that will fully support our operations. We have professional technical support teams to maintain our current technology infrastructure and online operating platform, as well as develop new software features to further enhance the functionality of our management and security systems. We monitor the operation of our server network 24 hours a day, seven days a week. Our remote control system allows us to track our concurrent online users in real time, and discover and fix hardware or software problems on our server network in a timely fashion.

Content and Services provided by Sohu

As of December 31, 2017, Sohu maintained approximately 17,000 servers in China. To fully support the operation of Sohu’s content and services, Sohu established these data centers primarily through China Mobile, China United Network Communication Group Company Limited (“China Unicom”), and China Telecom Corporation (“China Telecom”), which are the three largest Internet connection service providers in China, to support most of Sohu’s core services. In addition, Sohu has established branch nodes in different provinces throughout China through different telecommunication operators in order to establish national coverage and provide fast and stable access to Sohu’s Internet platforms properties to users across China. In addition, Sohu has developed cooperation with several smaller private Internet service providers.

Sohu has developed close working relationships with China Mobile, China Unicom, China Telecom and smaller-size telecommunication operators. Sohu’s operations depend on the ability of China Mobile, China Unicom, and China Telecom to protect Sohu’s systems against damage from fire, power loss, telecommunications failure, break-ins and other events. These telecommunication operators provide Sohu with support services twenty-four hours per day, seven days per week. They also provide connectivity for Sohu’s servers through multiple high-speed connections. All facilities are protected by Uninterruptible Power Supplies.

For reliability, availability, and serviceability, Sohu has created an environment in which each server can function independently. Key components of Sohu’s server architecture are served by multiple redundant machines. Sohu also uses in-house and third-party monitoring software. Sohu’s reporting and tracking systems generate daily traffic, demographic and advertising reports. Sohu deploys load balance equipment and cloud computing to avoid single point failure.

Sohu’s operations must accommodate a high volume of traffic and deliver frequently updated information. Components or features of Sohu’s products and services have in the past suffered outages or experienced slower response times because of equipment or software down time. These events have not had a material adverse effect on Sohu’s business to date, but such events could have a material adverse effect in the future.

Content and Services provided by Sogou

As of December 31, 2017, Sogou owned approximately 31,000 servers located in seven Internet data centers in China. Sogou has also obtained what it believes is a sufficient amount of connectivity bandwidth to meet the current and anticipated needs of its operations, and has established a large-scale GPU service cluster to provide computing power for its AI technologies.

Online Games provided by Changyou

Changyou supports its operations with a network of reliable and secure physical and cloud-based servers that have fully supported its operations for many years. As of December 31, 2017, Changyou maintained for its online game business approximately 5,000 physical servers that are located in Internet data centers in 14 major cities in China, and 3,000 cloud-based servers that are spread across mainland China, Hong Kong and North America. In order to enhance Changyou’s game players’ experience and to improve connectivity, Changyou has located its physical game servers in a number of regions throughout China. This allows its players to connect to the nearest servers that are located in their region without exchanging data across the national backbone network. Furthermore, to ensure high quality services for its game players, Changyou works with leading domestic cloud technology firms to provide efficient and stable game services using cloud-based resources.

EMPLOYEES

As of December 31, 2017, we had approximately 9,300 employees, including 4,100 employees for Sohu, 2,700 employees for Sogou, and 2,500 employees for Changyou. We also employ independent contractors to support our research and development, sales, marketing, and editorial departments. None of our personnel are represented under collective bargaining agreements.

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

As a company operating in the rapidly evolving PRC Internet market, we face numerous risks and uncertainties. Some of these risks relate to our ability to:

•	continue to attract users to remain with us and use our products and services as the primary means of surfing the Internet switches from traditional PCs to mobile phones and other portable devices;

•	continue to attract a large audience to our matrices of Chinese language content and services by expanding the type and technical sophistication of the content and services we offer;

•	maintain and develop a sufficiently large advertiser base for our brand advertising and search and search-related advertising businesses;

•	maintain and attract online game users by periodically updating our existing online games and developing and launching new online games;

•	increase the revenues derived from our fee-based services and products we offer online;

•	build our Sohu Media Portal, Sohu Video, Focus, search and search-related, online game and other businesses successfully;

•	attract and retain qualified personnel; and

•	effectively control our increased costs and expenses as we expand our business.

Our operating results are likely to fluctuate significantly and may differ from market expectations.

Our annual and quarterly operating results have varied significantly in the past, and may vary significantly in the future, due to a number of factors which could have an adverse impact on our business. Our online advertising revenue often fluctuates as our advertisers adjust their online marketing spending as their industries go through business and economic cycles. We rely on third-party providers for high-quality news, video, audio and text content in order to make our Internet platforms, which include our Websites and our applications optimized for mobile devices, or Mobile Apps, more attractive to users and advertisers. In recent years, video content costs escalated sharply and adversely affected our operating results. Sogou incurred substantial traffic acquisition costs to expand distribution of advertisers’ promotional links and advertisements by leveraging traffic on third parties’ Internet properties, and we expect such increases to continue. A significant portion of our online game revenue is attributable to Changyou’s PC game TLBB; however, the popularity of PC games continues to decline as game players increasingly switch to mobile devices to access online games. Despite Changyou’s efforts to improve TLBB, our game players have nevertheless lost interest in it over time and TLBB’s popularity, revenues and profitability have continued to decline. If Changyou fails to improve and update TLBB on a timely basis, or if Changyou’s competitors introduce more popular games, including mobile games, catering to Changyou’s game-player base, the decline in TLBB’s popularity can be expected to accelerate, which could cause a significant decrease in our revenues. Changyou made significantly increased expenditures for sales and marketing during 2013 and 2014, mainly for the promotion of its platform channel business. However, Changyou determined that its efforts were not successful, and it is unlikely that Changyou will be able to recoup those expenses.

We depend on Changyou’s online games, and on Changyou’s PC game TLBB and mobile game Legacy TLBB in particular, for a significant portion of our revenues, net income, and operating cash flow.

We rely on Changyou’s online games, and on Changyou’s PC Game TLBB and mobile game Legacy TLBB in particular, for a significant portion of our revenues, net income and operating cash flows. For the year ended December 31, 2017, 18% of our total revenues and 75% of our online game revenues were derived from TLBB and Legacy TLBB. If Changyou’s revenues from TLBB and Legacy TLBB continue to decline, or if Changyou’s online game revenues from games other than TLBB and Legacy TLBB do not grow, or if they decrease, our revenues, net income and cash flows will be adversely affected. Furthermore, if there are any interruptions in TLBB’s and Legacy TLBB’s operations due to unexpected server interruptions, network failures or other factors, game players may be prevented or deterred from making purchases of virtual items, which could also cause significant decreases in our revenues, net income and cash flow.

We face intense competition, which could reduce our market share and adversely affect our financial performance.

There are many companies that distribute online content and services targeting Chinese Internet users. We compete with distributors of content and services over the Internet, including content sites, Web directories, search engines, online games, Internet service providers and sites maintained by government, educational institutions and other institutions. These sites compete with us for user traffic, advertising dollars, online game players, potential partners and mobile services. The Internet market in China is rapidly evolving. Competition is intense and can be expected to increase significantly in the future, because there are no substantial barriers to entry in our market.

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

Our existing competitors may in the future achieve greater market acceptance and gain a greater market share through launching of new products, introducing new technologies, or forming alliances among themselves, or may enhance their ability to compete with us through mergers and acquisitions or financing activities. For example, during the past few years, many of our competitors have successfully raised significant amounts of capital through IPOs, follow-on public equity offerings, and convertible bond offerings. Several of our competitors have also conducted private placements of equity or debt that included alliances with larger partners who are able to bring them strategic advantages in addition to financing. By enhancing their capital bases and forming strategic alliances, our competitors have strengthened their competitiveness and gained greater brand recognition. Recently some of our major competitors have engaged in or initiated transactions that could make it more difficult for us to compete against them effectively. For example, Alibaba’s acquisition of Youku Tudou provided Youku Tudou with considerably greater financial and other resources than were previously available to it for developing and expanding its online video business, which resources we are unlikely to be able to match.

In addition, in recent years the Internet industry in China has been increasingly dominated by Tencent, Alibaba, and Baidu. Tencent and Alibaba, in particular, have been able to expand their reach in the industry through acquisitions and by developing close ties with other Internet companies through equity investments and cooperative strategic relationships. These dominant companies may be able to further strengthen their influence in the industry by encouraging cooperation among the companies in which they invest or with which they establish strategic relationships. We may not be able to compete successfully and avoid marginalization in the industry if we are unable to develop our own comparable business ecosystem, which may be difficult for us to do in view of our relatively limited resources in comparison to these dominant companies.

Further, new competitors may emerge and acquire significant market share. For example, high-quality smaller Internet companies have emerged in the Internet industry recently with competitive advantages over us, including that many are led by young entrepreneurs who have a particular understanding of the needs and interests of younger users and that, in view of their relatively small size, they are able to adapt more easily than we are to rapid changes in the industry by adjusting their product strategies, market focus, and profit models. Such smaller competitors compete with us in such areas as vertical content production, video playback, and live broadcast.

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

Devices other than personal computers, such as mobile phones, tablets, wearable devices and other internet-enabled mobile devices, are used increasingly in China and in overseas markets, and have surpassed personal computers as the primary means to access the Internet in the key Chinese markets in which we operate. We believe that, for our business to be successful when our content and services are delivered over mobile devices, we need to design, develop, promote and operate products and applications that are attractive to users of such devices, as well as enhance targeted delivery of our content and advertising services to our users and advertising customers. The design and development of new products and applications, and our efforts to enhance the effectiveness of such targeted delivery, may not be successful. We may encounter difficulties with the installation of such new products and applications for mobile devices, such products and applications may not function smoothly, and algorithms we develop for targeted delivery may not be effective in identifying the interests and needs of our users and advertising customers. As new devices are released or updated, we may encounter problems in developing and upgrading our products or applications for use on mobile devices and we may need to devote significant resources to the creation, support, and maintenance of such products or applications for mobile devices.

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

As a component of our growth strategy, we have acquired and intend to actively identify and acquire assets, technologies and businesses that are complementary to our existing businesses. Our acquisitions could result in the use of substantial amounts of cash, issuance of potentially dilutive equity securities, significant impairment losses related to goodwill or amortization expenses related to intangible assets and exposure to undisclosed or potential liabilities of acquired companies. In 2015 Changyou recognized a $29.6 million impairment loss for goodwill and an $8.9 million impairment loss for acquired intangible assets relating to the Dolphin Browser operated by MoboTap, which was acquired by Changyou in 2014, as a result of Changyou’s management’s conclusion that expected synergies with Changyou’s platform channel business would not materialize. In 2017, Changyou recognized a $86.9 million impairment losses for its MoboTap business, mainly due to reinforced restrictions that Chinese regulatory authorities imposed on online card and board games, which had an adverse impact on MoboTap’s current performance, and also increased the uncertainty for its future operations and cash flow.

We may be required to record a significant charge to earnings if we are required to reassess our goodwill or other amortizable intangible assets.

We are required under U.S. GAAP to test for goodwill impairment annually or more frequently if facts and circumstances warrant a review. Currently our brand advertising business is losing money, and goodwill will be impaired if the losses continue. We are also required to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization and slower or declining growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. For example, in 2017 we recognized impairment losses of $70.6 million with respect to Sohu Video, mainly due to Sohu Video’s restructuring of its sales team and a strategy shift from purchasing expensive head content to self-producing content, and revenues for 2017 did not meet management’s expectations.

Any changes in accounting rules for share-based compensation may adversely affect our operating results, our stock price and our competitiveness in the employee marketplace.

Our performance is largely dependent on talented and highly skilled individuals. Our future success depends on our continuing ability to identify, develop, motivate and retain highly skilled personnel for all areas of our organization. We have a history of using employee share options and restricted stock units to align employees’ interest with the interests of our shareholders and encourage quality employees to join us and retain our quality employees by providing competitive compensation packages. We have adopted guidance on accounting for share-based compensation that requires the measurement and recognition of compensation expense for all share-based compensation based on estimated fair values. As a result, our operating results contain a charge for share-based compensation expense related to employee share options and restricted stock units. The recognition of share-based compensation in our statement of comprehensive income has had and will have a negative effect on our reported results and earnings per share, which can in turn negatively affect our stock price. On the other hand, if we alter our employee stock incentive plans to minimize the share-based compensation expense, it may limit our ability to continue to use share-based awards as a tool to attract and retain our employees, which may adversely affect our operations. It is possible that there will be changes in the accounting rules for share-based compensation in the future that could have an adverse effect on our stock price and our competitiveness in the employee marketplace.

Our failure to manage growth and adapt to evolving industry trends and business models could harm us.

The growth of personnel requires significant time and resource commitments from us and our senior management. If we are unable to effectively manage a large and geographically dispersed group of employees or anticipate our future growth, our business could be adversely affected. As we have approximately 9,300 employees, it can be difficult for us to fully monitor each employee’s behavior. In addition, as we are expanding our business into many cities throughout China to provide localized products and services, it is harder for us to monitor and regulate the overall behavior of our branch offices or of individual employees at such branch offices, to effectively implement our strategy to local offices and to manage the growth of these local operations. We cannot assure you that we will be able to maintain policies and procedures that are rigorous enough or that we will be able to cause all of our employees or all of our branch offices to behave in conformity with those policies and procedures, or to ensure that our employees will not engage in conduct that could expose us to third-party liability or governmental sanctions, which may limit our future growth and hamper our business strategy. Additionally, our business relies on our financial reporting and data systems (including our systems for billing users of our fee-based services), which have grown increasingly complex in the recent past due to acquisitions and the diversification and complexity of our business. Our ability to operate our business efficiently depends on these systems, and if we are unable to adapt to these changes, our business could be adversely affected.

Moreover, to keep pace with the rapidly developing and evolving Internet industry, we must explore new products, services or revenue models for our business. For example, in addition to using traditional advertising forms, we have begun to embed product placements in our self-developed content. Since we have limited experience in these business areas, we may fail to manage growth and adapt to industry trends and business models.

In addition, as the Internet industry has seen a significant shift from traditional personal computers to mobile devices, we must develop products and services that are adaptable to mobile devices so as to attract users and cause our existing users and advertisers to remain with us. See “- As our products and services are currently accessed primarily through mobile phones, tablets and other internet-enabled mobile devices, we believe that we must develop products and applications for such devices if we are to maintain or increase our market share and revenues, and we may not be successful in doing so.”

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

We cannot be certain that the products, services and intellectual property used in our normal course of business do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We have in the past been, and may in the future be, subject to claims and legal proceedings relating to the intellectual property of others in the ordinary course of our business and have in the past been, and may in the future be, required to pay damages or to agree to restrict our activities. In particular, if we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, may be ordered to pay damages or fines, and may incur licensing fees or be forced to develop alternatives. We may incur substantial expense in defending against third party infringement claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability or may materially disrupt the conduct of our business by restricting or prohibiting our use of the intellectual property in question. In March 2008, we were sued by four major record companies, Sony BMG, Warner, Universal and Gold Label, which alleged that we had provided music search links and download services that violated copyrights they owned. Although the lawsuits were settled in 2013 without any payment of damages by us, we may be subject to similar lawsuits in the future. In addition, it is possible that content on our Websites and Sohu News App, which not only includes content developed by us but also provides a platform for a significant amount of content generated by others, may violate the intellectual property rights of third parties. As we produce more self-developed content for our Internet platforms as part of our new content strategy, we, as the primary provider of such content, may incur relatively higher monetary liability if such content is found to have infringed the intellectual property rights of third parties. Also, as we increasingly rely on content provided by third-party UGC and PGC writers on our Internet platforms, either developed by the outlets themselves or adapted from content of parties separate from such outlets, it will become increasingly difficult for us to fully monitor such content, which could make us more vulnerable to potential infringement claims. Furthermore, PRC governmental authorities have recently been drawing attention to issues regarding the infringement of online intellectual property rights. For example, the Jian Wang 2017 Campaign, which targets copyright infringement related to dissemination of materials over the Internet with respect to the news publication, film, and television industries, was launched on July 25, 2017.

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

We have applied for initial registrations in the PRC and overseas, and/or changes in registrations relating to transfers of our key trademarks in the PRC, including Sohu.com logos, Sohu Fox logos, www.focus.com.cn, GoodFeel logos, Go2Map, Sogou’s name, trademarks relating to Sogou products such as Sogou Input Method, Sogou logos, Sohu Focus, ChangYou.com, cyou.com, TLBB, TL logos, New Blade Online, 17173 , TLBB 3D and the corresponding Chinese versions of the marks, so as to establish and protect our exclusive rights to these trademarks. We have also applied for patents relating to our business. While we have succeeded in registering the trademarks for most of these marks in the PRC under certain classes, the applications for initial registration, and/or changes in registrations relating to transfers, of some marks and/or of some of marks under other classes are still under examination by the Trademark Office of the SAIC, and relevant authorities overseas. While we have succeeded in obtaining some patents, some of our patent applications are still under examination by the State Intellectual Property Office of the PRC. Approvals of our initial trademark registration applications, and/or of changes in registrations relating to such transfers, or of our patent applications, are subject to determinations by the Trademark Office of the SAIC, the State Intellectual Property Office of the PRC and relevant authorities overseas that there are no prior rights in the applicable territory. We cannot assure that these applications will be approved. Any rejection of these applications could adversely affect our rights to the affected marks, designs and technologies. In addition, even if these applications are approved, we cannot assure you that any registered trademark or issued patent will be sufficient in scope to provide adequate protection of our rights.

We may be subject to claims for invasion of personal privacy, which may force us to incur legal expenses and, if determined adversely to us, disrupt our business.

We allow users to upload written materials, images, pictures and other content on our platform and download, share, link to audio, video and other content either on our platform or from other Websites through our platform. Procedures that we have designed to reduce the likelihood that content will be used without proper licenses or third-party consents may not be effective in preventing the unauthorized posting or sharing of content. We cannot be certain that content uploaded or shared by our users is legal and will not violate the privacy of others, and we may be unable to anticipate the existence of such content on our platform or to implement adequate preventative measures. Regulatory requirements regarding the protection of personal privacy are constantly evolving and can be subject to significant change, making the extent of our responsibility in that regard uncertain. For example, the Internet Security Law became effective in June 2017, but there are significant uncertainties as to the interpretation and application of the law and the circumstances and standards under which violations may be found to have occurred are unclear. It is possible that our existing practices for the protection of personal privacy will be inconsistent with regulatory requirements. See ‘‘Government Regulation and Legal Uncertainties—Miscellaneous—Laws and Regulations Related to Consumer Protection and Privacy Protection – Privacy Protection.” Complying with such requirements could cause us to incur substantial expenses or necessitate that we alter or change our practices in a manner that could harm our business.

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

We derive a significant portion of our revenues, and expect to derive a significant portion of our revenues for the foreseeable future, from the sale of advertising for posting on our Internet platforms. Brand advertising revenues represented approximately 17% and 27% of our total revenues for the years ended December 31, 2017 and 2016, respectively. For the years ended December 31, 2017 and 2016, sales to our five largest advertisers and advertising agencies accounted for approximately 23% and 19%, respectively, of our total brand advertising revenues. The growth of our brand advertising revenues relies on increased revenue from the sale of advertising for posting our Internet platforms, which may be affected by many of the following risk factors:

•	The brand advertising market is still evolving in China. Our current and potential advertising clients may not devote a significant portion of their advertising budgets to Internet-based advertising;

•	Changes in government policy could restrict or curtail our brand advertising services. For example, during the last several years, the PRC government enacted a series of regulations, administrative instructions and policies to restrict online medical advertising. As a result of these regulations, we may lose some of our existing medical advertising clients. For another example, see “Government Regulation and Legal Uncertainties—Specific Statutes and Regulations—Regulation of Other Services – Real Estate Services” for a description of the Beijing Measures and other regulations affecting Focus’s business;

•	Advertising clients may adopt new methods and strategies other than brand advertising to promote their brand and therefore our advertising revenue would be negatively affected;

•	The acceptance of the Internet as a medium for advertising depends on the development of standards for measuring the effectiveness of advertisements disseminated over the Internet, and no standards have been widely accepted for the measurement of the effectiveness of brand advertising over the Internet. Industry-wide standards may not develop that are sufficient to support the Internet as an effective advertising medium. If these standards do not develop, advertisers may choose not to advertise on the Internet in general or through our portals or search engines;

•	Historically we have charged our advertisers on a CPC basis, where we charge when users click on our advertisers’ promotional links displayed on our Internet platforms. However, increasing numbers of advertisers are indicating that in the future they will only enter into contracts with us pursuant to which we would charge on a Cost Per Action (“CPA”) basis, where users must not only click on the links but must also download and install the advertisers’ promotional software or applications and run the installed software or applications at least once. If this migration from a CPC to a CPA payment model continues on a large scale, or if CPA advertisements cannot generate enough user actions that can be tracked as delivered advertisements, our advertising revenues will be adversely affected; and

•	We may not have systems that are sufficiently well-developed to support our brand advertising business, and as a result, we may suffer system bugs that cause bad user experiences errors or omission in publishing our client’s advertisements, which could have a negative impact on our brand advertising business.

In addition, our ability to generate and maintain significant brand advertising revenues will also depend upon:

•	the development of a large base of users possessing demographic characteristics attractive to advertising clients;

•	the acceptance of brand advertisement as an effective way for business marketing by advertising clients;

•	the effectiveness of our advertising delivery, tracking and reporting systems;

•	the resistance pressure on brand advertising prices and limitations on inventory; and

•	the establishment of a successful business model to make our new products adaptable to portable devices, which has required, and will continue to require us, to make significant expenditures for research, development, promotion and operations.

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

Our costs for our brand advertising business have increased significantly as a result of our investment in online video services. If we are unable to manage the growth of our online video business successfully and control its operating costs effectively, our business may be adversely affected.

The operation of our online video services requires continuous, substantial investment in content, technology, infrastructure and brand promotion for both PCs and mobile devices. Although we have attempted to control our costs relating to content, bandwidth, marketing, and other items for online video services, our operating expenses have increased significantly and may continue to escalate. As the acquisition costs for quality video content have increased dramatically in recent years, we have had to invest increasingly significant financial, operational, strategic, technological, personnel and other resources in order to compete with vertical online video sites, such as those operated by Tencent, Alibaba’s online video subsidiary Youku Tudou, and iQiyi, that have substantially greater financial resources or have raised significant capital through financing activities, which may significantly strain our resources and negatively affect our operating results. If we are unable to continue to acquire and provide on our video platforms quality video content, we may not be able to grow or maintain the level of our user traffic, which could make our video platforms less attractive to advertisers and have a negative impact on our ability to generate advertising revenues from our video platforms.

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

We have spent, and expect to continue to spend, significant resources to develop our self-developed video content. We have also invested, and will likely invest in the future, in the production of movies by selected independent third-party movie studios, where we have exclusive rights to distribute the online versions of such movies on our Internet platforms for video. If our self-developed video content, or movies in which we invest, are not well received by viewers and/or fail to attract sufficient advertising placements from advertisers, or if the development of such video content or movies is not completed as a result of financial, regulatory or other restraints, we may not be able to recoup our production costs or investments in movie production. For cost-saving purposes, we are making a strategic shift to reduce our purchasing of licensed video content. Instead, we are focusing, and expect to continue to focus, on self-developed video content, which costs less. However, if developing in-house content becomes widespread in the online video business in China, the cost of obtaining quality and popular intellectual property can be expected to increase, and we may face fierce competition from other online video sites with respect to the acquisition of such intellectual property.

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

Most of our brand advertising services are distributed by advertising agencies. In 2017, for example, approximately 77% of our brand advertising revenues were derived from advertising agencies. In consideration for these agencies’ services, we are required to pay certain percentages of revenues as sales rebates. As the brand advertising market is effectively controlled by a small number of large advertising agencies, such advertising agencies may be in a position to demand higher sales rebates based on increased bargaining power, which could negatively affect our brand advertising growth. During 2017 the biggest five advertising agencies in China contributed approximately 23% of our brand advertising revenues.

As an attempt to strengthen our bargaining power in the real estate market, we carried out direct sales of our advertising services instead of relying on agencies. If our direct sales fail to attract advertisers, we could lose our sale channels where we had previously relied on agencies.

The expansion of Internet advertisement blocking measures may result in a decrease in our advertising revenues.

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

The success of our online video business largely depends on our ability to generate sufficient user traffic, through provision of attractive products, to in turn attract advertisers to place advertisements on our Internet platforms for video. In order to attract and retain users, we have needed, and will continue to need, to expend significant resources to develop our own or acquire from third parties’ high-quality video content. In 2015 and 2016, we purchased significant amounts of exclusive video content, through which we generated user traffic and revenues by bartering for other video content from other parties or distributing to other third parties, and in 2016 and 2017 have spent, and expect to continue to spend, significant resources for self-developed video content. We cannot assure you that we will continue to be able to acquire exclusive content rights or develop premium content in the future and our user traffic and revenues generated from such exclusive content rights and self-developed content could be reduced. Moreover, if we fail to produce by ourselves or acquire from third parties high-quality video content, or if video content we develop by ourselves or acquire proves to be less attractive to users than we anticipated, our user traffic and our market share could be adversely effected, which could result in our being unable to maintain or increase our video revenues.

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

Risks Related to Our Corporate Structure

Although the Sohu Group holds substantial amounts of cash and cash equivalents, a significant portion of such cash and cash equivalents is held by Changyou and Sogou, and it can be difficult for Sohu to have access to the portion held by Sogou and Changyou.

Sohu has made significant expenditures in recent years, and expects to continue to do so through the current fiscal year. Although we hold a significant amount of cash and cash equivalents in the Sohu Group, the amount of cash directly available to Sohu, without including cash and cash equivalents of our subsidiaries Changyou and Sogou, is limited. Of approximately $1.36 billion in cash and cash equivalents that we held in the Sohu Group on a consolidated basis as of December 31, 2017, approximately $98.8 million was held by Sohu, approximately $694.2 million was held by Sogou, and approximately $571.1 million was held by Changyou.

Sohu can obtain access, for use in its business, to cash held or generated by Sogou and Changyou only through dividends paid by Sogou or Changyou, as applicable, to shareholders, or through loans made by Sogou or Changyou to Sohu. Payment of dividends by Sogou or Changyou is subject to approval of the board of directors of Sogou or Changyou, as applicable and, in the case of Sogou, approval of Tencent. In addition, cash held by Mainland China-based subsidiaries and VIEs of Sogou and Changyou can only be available for distribution by Sogou or Changyou as dividends to shareholders after compliance with restrictions and requirements imposed by PRC law, including PRC profit appropriation and PRC withholding tax, that will reduce the amount available for such subsidiaries and VIEs to distribute to Sogou Inc. and Changyou.com Limited for payment of dividends to their shareholders. Further, payments of such dividends by Sogou or Changyou would reduce the cash and cash equivalents of the Sohu Group as a whole, as non-controlling shareholders of each of those entities would be entitled to a pro rata share of such dividends. See “Risks Related to China’s Regulatory Environment -Our offshore entities may need to rely on dividends and other distributions on equity paid by the China-based subsidiaries of our subsidiaries Sohu.com Limited, Sogou and Changyou to fund any cash requirements those offshore entities may have. Our offshore entities may not be able to obtain cash from distributions because our subsidiaries and VIEs in China are subject to restrictions imposed by PRC law on paying such dividends or making other payments,” and “- Dividends we receive from our operating subsidiaries located in the PRC are subject to PRC profit appropriation and PRC withholding tax.”

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

Our percentage and economic interests in our two primary controlled subsidiaries, Sogou and Changyou, could be diluted by the implementation and operation of existing or future equity incentive plans, any equity issued by them as consideration for acquisitions, or their issuance of securities to raise funds for their operations. For example, in November 2017 Sogou completed an IPO of American depositary shares representing 50,643,856 Sogou Class A Ordinary Shares, which reduced our percentage interest in Sogou, and also adopted a new share incentive plan with 28,000,000 Sogou Class A Ordinary Shares reserved for issuance. The issuance of these reserved shares or the occurrence of any of such other dilutive events with respect to Sogou or Changyou in the future would cause our share of the revenues and earnings of the affected subsidiary to be reduced.

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

Various regulations in the PRC restrict or prohibit WFOEs from operating in specified industries such as Internet information, online game, mobile, Internet access, and certain other industries. We are a Delaware corporation, and Sohu Hong Kong, our indirect wholly-owned subsidiary and the parent company of Sohu New Momentum, Sohu Era and Sohu Media; Sogou HK, our indirect controlled subsidiary and the parent company of Sogou Technology; Vast Creation, our indirect controlled subsidiary and the parent company of Sogou Network; Video HK, our indirect wholly-owned subsidiary and the parent company of Video Tianjin; and Changyou HK, our indirect subsidiary and the parent company of AmazGame, Gamespace, Beijing Baina Technology, are foreign persons under PRC law. In order to comply with PRC regulatory requirements, we conduct our Internet and value-added telecommunication operations in the PRC through our VIEs that are incorporated in the PRC and owned by certain of our employees. Through a series of contractual arrangements, our VIEs, for which Sohu is the primary beneficiary, are effectively controlled by our indirect PRC Subsidiaries.

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

As of December 31, 2017, Sohu had outstanding long-term loans of $9.4 million to Dr. Charles Zhang and certain other employees. These long-term loans were used to finance investments in our VIEs High Century, Heng Da Yi Tong, Tianjin Jinhu, Sogou Information, Gamease and Guanyou Gamespace, which are used to facilitate our participation in telecommunications, Internet content, online games and certain other businesses in China where foreign ownership is either prohibited or restricted.

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

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. Our PRC operating subsidiaries Sohu New Momentum, Sohu Era, Sohu Media, Video Tianjin, Sogou Technology, Sogou Network, AmazGame, Gamespace and Beijing Baina Technology are WFOEs, which are enterprises incorporated in China and wholly-owned by our indirect off-shore subsidiaries. Those WFOEs are subject to laws and regulations applicable to foreign investment in China. In addition, all of our subsidiaries and VIEs are incorporated in China and subject to all applicable Chinese laws and regulations. Because of the relatively short period for enacting such a comprehensive legal system, it is possible that the laws, regulations and legal requirements are relatively recent, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to us and other foreign investors, including you. Such uncertainties may also make it easier for others to infringe our intellectual property without significant cost, and new entrants to the market may tend to use gray areas to compete with us. In addition, uncertainties in the PRC legal system may lead to penalties imposed on us because of a difference in interpretation of the applicable law between the relevant governmental authority and us. For example, under current tax laws and regulations, in order to be entitled to the preferential tax treatment afforded to “Software Enterprises” or “Key National Software Enterprises” (“KNSEs”), we are responsible for conducting a self-assessment and filing required supporting documentation with tax authorities. However, since there is no clear guidance as to the applicability of certain areas of preferential tax treatment, we may be found to be in violation of the tax laws and regulations based on the interpretation of local tax authorities with regard to the applicable tax rates, and therefore might be subject to penalties, including monetary penalties. In addition, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the Internet, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws.

The enforcement of the PRC Labor Contract Law and other labor-related regulations in the PRC may adversely affect our business and results of operations.

The Standing Committee of the National People’s Congress enacted the Labor Contract Law in 2008, and amended it on December 28, 2012. The Labor Contract Law introduced specific provisions related to fixed-term employment contracts, part-time employment, probationary periods, consultation with labor unions and employee assemblies, employment without a written contract, dismissal of employees, severance, and collective bargaining to enhance previous PRC labor laws. Under the Labor Contract Law, an employer is obligated to sign an unlimited-term labor contract with any employee who has worked for the employer for ten consecutive years. Further, if an employee requests or agrees to renew a fixed-term labor contract that has already been entered into twice consecutively, the resulting contract, with certain exceptions, must have an unlimited term. With certain exceptions, an employer must pay severance to an employee where a labor contract is terminated or expires. In addition, PRC governmental authorities have continued to introduce various new labor-related regulations since the effectiveness of the Labor Contract Law. For example, there are regulations which require that annual leave ranging from five to 15 days be made available to employees and that employees be compensated for any unused annual leave days at a rate of three times their daily salary, subject to certain exceptions.

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

The Catalogue of Classification of Internet Audio-Video Program Services (Trial) issued by the SAPPRFT on April 1, 2010 and amended on March 10, 2017, classifies the business of providing public program searching and watching services through the Internet to the public as an Internet audio-video program service for which a Permit for the Network Transmission of Audiovisual Programs is required. Sohu Internet received a renewal of a Permit for the Network Transmission of Audiovisual Programs from the SAPPRFT on June 20, 2017. However, Sogou Information has not yet been granted such a license. If Sogou’s provision of video search services is later challenged by the SAPPRFT, we may be subject to severe penalties, including fines, or the suspension of our video search services or even our operations. In addition, Sohu’s online video businesses are operated under various Internet platforms, such as sohu.com, Focus.cn and sogou.com, but current PRC laws and regulations are lack of clear provisions indicating whether it is permissible to provide video services over several Internet platforms that are owned by a single company under one permit and the SAPPRFT might claim that such operation under one permit is not allowed under the SAPPRFT Measures. If the SAPPRFT were to make such a claim, we could face penalties from the SAPPRFT, such as fines, cancellation of our existing permit, or the forced discontinuation or restriction on our video services or even our operations. If we are ordered to suspend our services, our user traffic will be reduced and therefore our revenues will be negatively affected.

Current PRC laws and regulations require us to obtain an Internet publishing license for our online game services, Sogou’s online literature services, and Sogou Ask. An Internet publishing license may also be required for image search services, as these services may be considered to be “online publication services,” which require an Internet publishing license under current PRC laws and regulations. Sohu Internet has been granted such a license. However, none of Sogou’s VIEs currently holds such a license. In addition, an internet news information services permit is required under current PRC laws and regulations for news dissemination, search, and newfeed services. Although Sohu Internet holds such a permit, none of Sogou’s VIEs currently holds such a license.

The CAOC issued a series of regulations and administrative measures regulating Internet users’ social accounts accessible by the public, group information platforms, BBS communities, and news information platforms, which require Internet platform operators to establish specific management rules for their platforms, and subject them to various specific obligations. See “Government Regulation and Legal Uncertainties—Specific Statutes and Regulations—Regulation of the Provision of Internet Content - Internet Information Services” and “Government Regulation and Legal Uncertainties—Specific Statutes and Regulations—Regulation of the Provision of Internet Content - Online News Dissemination” for further descriptions of the Internet platform operators’ obligations as required by several administrative measures issued by the CAOC. Complying with such requirements could cause us to incur substantial expense or necessitate that we alter or change our existing practices in a manner that could harm our business.

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

The majority of our subsidiaries and VIEs are based in China and are subject to income taxes in the PRC. These China-based subsidiaries and VIEs conduct substantially all of our operations, and generate most of our income in China. Sohu.com Inc. is a Delaware corporation and is subject to income taxes in the United States. New U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump-sum payment. See Item 7. Management’s Discussion and Analysis Of Financial Condition and Results of Operations – Critical Accounting Policies and Management Estimates – Taxation – U.S. Corporate Income Tax, and Note 14 to our audited consolidated financial statements beginning on page F-1 of this report.

Certain activities conducted in the PRC or other jurisdictions outside of the U.S. may give rise to U.S. corporate income tax. These taxes would be imposed on Sohu.com Inc. when its subsidiaries that are controlled foreign corporations (“CFCs”) generate income that is subject to Subpart F of the U.S. Internal Revenue Code, or Subpart F. Passive income, such as rents, royalties, interest, dividends, and gain from disposal of our investments is among the types of income subject to taxation under Subpart F. Any income taxable under Subpart F is taxable in the U.S. at federal corporate income tax rates of up to 21% for taxable years beginning after December 31, 2017. Subpart F income that is taxable to Sohu.com Inc., even if it is not distributed to Sohu.com, may also include income from intra-Sohu Group transactions between Sohu.com Inc.’s non-U.S. subsidiaries and Changyou’s non-U.S. subsidiaries, or between Sohu.com Inc.’s non-U.S. subsidiaries and Sogou’s non-U.S. subsidiaries, or where Sohu.com Inc.’s non-U.S. subsidiaries make an “investment in U.S. property,” within the meaning of Subpart F, such as holding the stock in, or making a loan to, a U.S. corporation.

In prior years, Sohu.com Inc. has not been required to treat dividends received by its Cayman Islands subsidiary, Sohu.com Limited, from Changyou as Subpart F income, which would be includible in Sohu.com Inc.’s taxable income in the U.S., by relying on what is commonly referred to as the CFC look-through rule. Under this rule, distributions from a lower-tier CFC to a higher-tier CFC are generally not Subpart F income if the activities that gave rise to the distribution arose from an active business. The CFC look-through rule is a temporary provision of the U.S. tax code that has been extended several times by the U.S. Congress. The provision is currently scheduled to expire for taxable years beginning after December 31, 2019. Unless further extended, the CFC look-through rule will be available for Sohu.com Inc.’s, Sogou Inc.’s, and Changyou.com Limited’s non-U.S. subsidiaries only through their taxable years ending November 30, 2020. Sohu.com Inc. would also be subject to U.S. corporate income tax under Subpart F to the extent that Sohu.com Inc.’s non-U.S. subsidiaries sell Changyou ADSs or Sogou ADSs at a price higher than the adjusted tax basis of such ADSs for U.S. federal income tax purposes. Any such resulting U.S. corporate income tax imposed on Sohu.com Inc. would reduce our consolidated net income.

The U.S. Tax Reform also includes provisions for a new tax on global intangible low-taxed income (“GILTI”) effective for tax years of non-U.S. corporations beginning after December 31, 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of CFCs, subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations.

Our offshore entities may need to rely on dividends and other distributions on equity paid by the Mainland China-based subsidiaries of our subsidiaries Sohu.com Limited, Sogou, and Changyou to fund any cash requirements those offshore entities may have. Our offshore entities may not be able to obtain cash from distributions because our subsidiaries and VIEs in Mainland China are subject to restrictions imposed by PRC law on paying such dividends and making other payments.

Sohu.com Inc. is a holding company with no operating assets other than investments in Chinese operating entities through our intermediate holding companies, our subsidiaries in the Cayman Islands, and our VIEs. Our offshore entities may need to rely on dividends and other distributions on equity paid by Mainland China-based subsidiaries of Sohu.com Limited, Sogou and Changyou for the cash requirements in excess of any cash raised from investors and retained by Sohu.com Inc. or our other offshore entities. In addition, for subsidiaries engaging in Sohu’s business in Mainland China to be able to use the proceeds of cash dividends from Sogou or Changyou, the dividends would have to be paid through the Sohu Cayman Islands entities (Sohu Search and Sohu Game) that hold Sohu’s shares in Sogou and Changyou. The primary source of any dividend payments to our offshore entities would need to be our subsidiaries in Mainland China after they receive payments from our VIEs under various service agreements and other arrangements. It is possible that our Mainland China-based subsidiaries will not continue to receive payments in accordance with our contracts with our VIEs that such payments will become subject to restrictions imposed PRC law. If our subsidiaries and VIEs incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us through the intermediate companies. In addition, amounts available for dividends are further reduced because transfers of funds out of Mainland China generally are subject to a withholding tax of 5%, if transfers are made to Hong Kong and subject to Mainland China – Hong Kong tax treaty, and of 10% in other cases.

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

The State Secrecy Bureau, which is directly responsible for the protection of state secrets of all PRC government and Chinese Communist Party organizations, is authorized to block any Website it deems to be leaking state secrets or failing to meet the relevant regulations relating to the protection of state secrets in the distribution of online information. Under the applicable regulations, we may be held liable for any content transmitted on our portal. Furthermore, where the transmitted content clearly violates the laws of the PRC, we will be required to delete it. Moreover, if we consider transmitted content suspicious, we are required to report such content. We must also undergo computer security inspections, and if we fail to implement the relevant safeguards against security breaches, we may be shut down. In addition, the State Secrecy Bureau has adopted regulations stipulating that Internet companies, such as us, that provide bulletin board systems, chat rooms or similar services must apply for the approval of the State Secrecy Bureau. As the implementing rules of these new regulations have not been issued, we do not know how or when we will be expected to comply, or how our business will be affected by the application of these regulations.

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

As online interactive broadcasting has surged in popularity in China, PRC governmental authorities have increased their efforts to regulate it. The MOC issued an Online Performance Notice on July 1, 2016 and issued Online Performance Measures on December 2, 2016, both effective January 1, 2017, and the CAOC issued Live Social Video Provisions on November 4, 2016, providing for the administration and censorship of online interactive broadcasting. The Live Social Video Provisions require us to implement procedures to detect and block illegal, fraudulent, politically-sensitive and inappropriate content and activities conducted through our online interactive broadcasting platform. Although we have implemented procedures for our online interactive broadcasting platform designed to detect and prevent material and activity that we believe could reasonably be considered to be prohibited, it is possible that hosts and users of our platform may distribute content and engage in activities that may be deemed illegal, but that we do not detect and identify as such. Furthermore, we may not be able to immediately block all such content uploads or activities generated by our hosts and users, because there is often a lag between the time our hosts and users upload and stream content on our platform and the time we are able to examine such content. If PRC authorities believe that illegal or inappropriate activities haven been conducted through our online interactive broadcasting platform, or if there is negative media coverage concerning our platform, PRC government authorities may hold us liable for non-compliance and subject us to administrative penalties or other sanctions, which could cause our business to suffer or have an adverse effect on our user base. See “Government Regulation and Legal Uncertainties—Specific Statutes and Regulations—Regulation of the Provision of Internet Content – Online Cultural Products.”

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

The CIT Law generally imposes a uniform income tax rate of 25% on all enterprises, but grants preferential treatment to High and New Technology Enterprises (“HNTEs”), pursuant to which HNTEs are instead subject to an income tax rate of 15%, subject to a requirement that they re-apply for HNTE status every three years. During this three-year period, an HNTE must conduct a qualification self-review each year to ensure it meets the HNTE criteria, and will be subject to the regular 25% income tax rate for any year in which it does not meet the criteria. The CIT Law and its implementing regulations provide that a “Software Enterprise” can enjoy an income tax exemption for two years beginning with its first profitable year and a 50% reduction to a rate of 12.5% for the subsequent three years. An entity that qualifies as a KNSE can enjoy a further reduced preferential income tax rate of 10%. Enterprises wishing to enjoy the status of Software Enterprises or KNSEs must perform a self-assessment each year to ensure they meet the relevant criteria for qualification. If at any time during the preferential tax treatment years an enterprise uses the preferential CIT rates but the relevant authorities determine that it failed to meet applicable criteria for qualification, the authorities may revoke the enterprise’s Software Enterprise or KNSE status, as applicable.

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

The market price of our common stock has been volatile and is likely to continue to be so. The IPO price of our common stock in July 2000 was $13.00 per share. The trading price of our common stock subsequently dropped to a low of $0.52 per share on April 9, 2001. During 2015 the trading price of our common stock ranged from a low of $40.2 per share to a high of $71.78 per share, during 2016 the trading price of our common stock ranged from a low of $32.6 per share to a high of $55.21 per share, and during 2017 the trading price of our common stock ranged from a low of $34.59 per share to a high of $70.86 per share. On February 22, 2018, the closing price of our common stock was $34.05 per share.

In addition, the NASDAQ Global Select Market and the NYSE have from time to time experienced significant price and volume fluctuations that have affected the market prices for the securities of technology companies, and particularly Internet-related companies.

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

Risks Related to Our Financing Activities

Sogou’s and Changyou’s statuses as publicly-traded companies that are controlled, but less than wholly-owned, by us could have an adverse effect on Sohu.

Sogou’s American depositary shares, or Sogou ADSs, are listed and traded on the New York Stock Exchange and Changyou’s American depositary shares, or Changyou ADSs, are listed and traded on the NASDAQ Global Select Market. Given that Sogou and Changyou are not wholly-owned subsidiaries of Sohu, it is possible that Sohu’s, Sogou’s, and Changyou’s interests could diverge in the future, as we may need to consider the interests of shareholders of Sogou or Changyou other than Sohu. If Sogou’s or Changyou’s interests differ from, or are contrary to, our interests, our business operations may be adversely affected, and Sohu may have disagreements with Sogou or Changyou on certain matters that could also have an adverse effect on our business.

In addition, Sogou’s and Changyou’s statuses as publicly-listed companies may have adverse U.S. tax consequences for us. As the Sohu Group has three listed companies, Sohu.com Inc., Sogou Inc., and Changyou.com Limited, which are regarded as separate legal entities for U.S. tax purposes, certain transactions between any of these companies, as well as between their subsidiaries and VIEs, might expose Sohu.com Inc. to U.S. corporate income tax at a rate up to 21%. Moreover, certain types of transactions by Sogou and its subsidiaries and VIEs or by Changyou and its subsidiaries and VIEs—investing in U.S. properties, for example—might expose Sohu.com Inc. to the risk that the transactions will be subject to U.S. tax. Under certain circumstances, when we sell Sogou ordinary shares or Changyou ordinary shares, as the case may be, held by us at a price higher than our U.S. tax basis, a portion of the proceeds may be subject to U.S. corporate income tax.

If we default on loans that we have taken out to fund the operations of our Sohu businesses, we could lose valuable assets that we have pledged to secure the loans, which include two buildings in Beijing, Sohu’s accounts receivable, and our shares in Changyou, as well as other valuable assets.

In order to fund the cash needs of our Sohu businesses, we have entered into loan arrangements with Ping An Bank, Industrial and Commercial Bank of China Limited (“ICBC”), HongKong and Shanghai Banking Corporation Limited (“HSBC”), and Changyou. Under these loan arrangements, Sohu pledged one of its Beijing buildings to secure advances from Ping An Bank, another of its Beijing buildings to secure advances from ICBC, certain of its accounts receivable to secure advances from HSBC, and up to 13,704,663 of its Class B Ordinary Shares in Changyou to secure advances from Changyou. If Sohu were to default under any of these loan arrangements, the affected lender or lenders would be entitled, among other remedies, to seize the corresponding pledged assets, all of which have significant value, and could potentially also seize other valuable assets of Sohu, to cover any shortfalls in amounts due under the loans. See Note 10: “Fair Value Measurements – Other Financial Instruments – Short Term Bank Loans” and “– Long Term Payables” and Note 9: “Intra-Group Loan and Share Pledge Arrangement” to our audited consolidated financial statements, which begin on page F-1 of this report.

Risks Related to Sogou Inc.

Risks Related to Sogou’s Business

The online search industry in China is extremely competitive, and if Sogou is unable to compete successfully, it will be difficult for Sogou to maintain or increase Sogou’s revenues and profitability.

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

Sogou’s existing and potential competitors compete with it for users and advertisers on the basis of the quality and quantity of search results; the features, availability, and ease of use of products and services; and the number and quality of advertising distribution channels. They also compete with Sogou for talent with technological expertise, which is critical to the sustained development of Sogou’s products and services. If Sogou is unable to differentiate itself from its competitors in each of these areas, Sogou may not be able to maintain or increase its user and advertiser base, which would have an adverse impact on its business, results of operations, and growth potential. In addition, Sogou may have difficulty in successfully promoting and differentiating its new products, services, and features as a result of the market power of its competitors.

Sogou must expand its user base to grow its business, and Sogou must continually innovate and adapt its business in an evolving online search industry in order to do so. If Sogou fails to continue to innovate and introduce products and services to enhance user experience, Sogou may not be able to generate sufficient user traffic to remain competitive.

The Internet industry in general and the online search industry in particular have been undergoing rapid changes in technology and in user preferences. Sogou’s future success in expanding its user base will depend on its ability to respond to, as well as anticipate and apply, rapidly evolving technologies. Sogou must adapt its existing products and services and develop new products and product areas that will meet the evolving demands of users, deliver attractive experiences for its users that enhance user engagement, and cause its users to return to its services and increase the frequency of their searches on Sogou’s platforms. Sogou’s development and introduction of new products, features, and services are subject to additional risks and uncertainties. Unexpected technical, operational, distribution, or other problems could delay or prevent the development and introduction of one or more of Sogou’s currently planned and any future new products and services. There are constant innovations in the market regarding search services, search and search-related advertising, and providing information to users. If Sogou is unable to predict user preferences or industry changes, or if Sogou is unable to modify its products and services on a timely basis, Sogou may lose users. Sogou’s operating results will also suffer if its innovations are not responsive to the needs of its users, are not appropriately timed with market opportunity, or are not effectively brought to market. As search technology continues to develop, there may be offered in the China market products and services that are, or that are perceived to be, substantially similar to or better than those generated by Sogou’s search services. As worldwide focus on the development of AI technologies has intensified, it has become increasingly important to apply AI technologies to online search products and features in order to attract and retain users, and we cannot be sure that Sogou will be able to apply such technologies successfully.

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

As users increasingly use mobile devices to access search services and other Internet services in China, Sogou will need to continue to design, develop, promote, and operate new products and services tailored for mobile devices. Sogou’s design and development of new products and services that are optimized for mobile devices may not be successful. Sogou may encounter difficulties with the installation and delivery of such new products and services, and they may not function smoothly. As new mobile devices are released or updated, Sogou may encounter problems in developing and upgrading its products and services for the new releases and updates, and Sogou may need to devote significant resources to such development and upgrades. If Sogou is not successful in adapting its offerings for mobile devices as described above, maintenance and growth of its business will be impeded.

If Sogou’s collaboration with Tencent is terminated or curtailed, Sogou’s business and prospects for growth will be adversely affected.

Sogou has extensive collaboration with Tencent, one of its largest shareholders. Sogou Search is the default general search engine in various Tencent products that provide general search offerings, such as Mobile QQ Browser, qq.com, and the PC Web directories daohang.qq.com and hao.qq.com. Approximately 38% of Sogou’s total search traffic, measured by page views, was contributed by Tencent’s Internet properties in June 2017. Sogou Weixin Search is currently the sole general search engine with access to all content published on Weixin Official Accounts, but it is possible that Tencent will grant such access to other general search engines. We cannot assure you that Sogou will be able to maintain the current level of cooperation with Tencent in the future. If Sogou’s collaborative relationship with Tencent is terminated or curtailed due to Tencent’s initiating its own general search service or partnering with other search engine companies, or if any of the commercial terms were to be revised or made less favorable to Sogou, or if Tencent does not continue to deliver to Sogou an adequate level of access to its platforms or adequately promote Sogou’s products and services, Sogou’s business and prospects will be adversely affected.

Sogou’s efforts to expand its collaboration with Tencent may not be successful.

Since October 2017, Tencent has been testing, on a trial basis and for purposes of assessment, the integration of Sogou Search into Weixin/WeChat. With this initiative, users of Weixin/WeChat can use Sogou Search as a general search function within Weixin/WeChat to access Internet information outside Weixin/WeChat. Sogou is working closely with Tencent on product testing and optimization and intend to discuss commercial arrangements upon the completion of the trial stage. However, we cannot assure you that product testing will be successful or that Sogou will be able to reach agreement with Tencent as to commercial terms that would apply to such an integration. If the integration of Sogou Search into Weixin/WeChat is not successful or, even if it is successful, if Sogou is unable to agree with Tencent as to commercial terms and Tencent terminates the integration, Sogou will lose the potential to expand its user base by offering general search services in Weixin/WeChat to its users, which would have an adverse impact on Sogou’s prospects for growth. In addition, although Tencent has agreed that Sogou Search will be offered as the default general search engine for Tencent products that offer general search functions, such agreement will terminate as to Weixin/WeChat (and as to Tencent products other than Mobile QQ Browser and PC Web navigation products) after September 2018, rather than 2023, if Tencent is able to demonstrate that offering Sogou Search as the default general search engine will “harm the user experience.” It is difficult for us to predict the potential impact of the inclusion of Sogou Search as the default general search engine in Weixin/WeChat measured under the standard of “harm the user experience.” Even if Sogou’s general search engine is integrated into Weixin/WeChat, the potential for growth of Sogou’s business through such integration will be limited if Tencent does not make Sogou Search the default general search engine and a Tencent search engine or a search engine of one of Sogou’s competitors is given priority over Sogou’s in Weixin/WeChat.

Sogou’s existing business and its expansion strategy depend on certain additional key collaborative arrangements, and any inability to maintain or develop such relationships could have an adverse effect on Sogou’s business and prospects for growth.

Sogou’s existing business, and its strategy for developing its business, involve maintaining and developing various types of collaborations with third parties, which provide it with access to additional user traffic, search services, products, and technology. For example, Sogou’s Wise Doctor delivers healthcare information, and receives healthcare data, through partnerships that provide Sogou with access to articles written by physicians and to a PRC-government sponsored healthcare encyclopedia; Sogou’s partnership with Zhihu provides Sogou with access to a knowledge-sharing platform; Sogou’s partnership with Microsoft’s Bing provides Sogou with the technology to provide its users with English content on the Internet that Sogou translates to Chinese in connection with its cross-language search service; and Sogou’s partnership with China Literature enables its users to access literature from a large online collection. In addition, Sogou’s various partnerships with third-party Internet properties provide its advertisers significant exposure to users beyond its core search user base. We consider these collaborations to be important to Sogou’s ability to deliver attractive service, product, and content offerings to its users, in order to maintain and expand its user and advertiser bases, and we believe that it will continue to be important for Sogou to develop similar partnerships in the future. Sogou’s inability to maintain and grow such relationships could have an adverse impact on its existing business and its growth prospects.

Sogou also has existing, and hopes to develop additional, relationships with mobile device manufactures for pre-installation of its search, input method, and related applications. If Sogou is unable to maintain and expand such relationships, the quality and reach of delivery of its services will be adversely affected, and it may also be difficult for Sogou to maintain and expand its user base and enhance awareness of its brand. In addition, Sogou’s competitors may establish the same relationships as those Sogou has, which would tend to diminish any advantage Sogou might otherwise gain from these relationships.

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

Sogou has grown significantly over a relatively short period. Sogou’s total Web search page views grew by 22.3%, and its mobile Web search page views grew by 47.0%, on an annualized basis from December 2015 to December 2017. Sogou’s revenues grew from US$591.8 million for the year ended December 31, 2015, to US$660.4 million for the year ended December 31, 2016, and to US$908.4 million for the year ended December 31, 2017. However, Sogou’s 2016 revenues were affected by tightened PRC regulation of the online advertising industry during 2016, which had an adverse impact on the search and search-related advertising market in China in general. See “—Risks Related to China’s Regulatory and Economic Environment—PRC regulations relating to sponsored search have had, and may continue to have, an adverse effect on Sogou’s results of operations.” Sogou may not be able to sustain a rate of growth in future periods similar to that Sogou experienced in the past, and Sogou’s revenues may even decline. Accordingly, you should not rely on the results of any prior period as an indication of Sogou’s future financial and operating performance.

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

If Sogou fails to maintain and enhance awareness of and loyalty to its brand, it will be difficult for Sogou to maintain and increase its user and advertiser bases.

It is critical for Sogou to maintain and further enhance its brand if Sogou is to succeed in expanding its user and advertiser bases. Sogou’s success in promoting and enhancing its brand, and its ability to remain competitive, will depend on its success in delivering superior user experience and on its marketing efforts. Enhancing Sogou’s brand awareness may require substantial marketing and promotion expenses. If Sogou is unable to maintain and enhance its brand, or incur significant marketing and promotion expenses that do not achieve anticipated business growth, or is subject to negative publicity that harms its brand, Sogou’s business and results of operations may be adversely affected.

Sogou’s success depends on the continuing efforts of its senior management team and key employees, and Sogou’s business may be harmed if Sogou loses their services.

Sogou’s business heavily depends upon the services of its key executives, particularly Xiaochuan Wang, its Chief Executive Officer. If any of Sogou’s key executives is unable or unwilling to continue in his or her present position, joins a competitor, or forms a competing company, Sogou’s business may be severely disrupted. Although executive officers have entered into employment agreements, confidentiality agreements, and non-competition agreements with Sogou, the degree of protection afforded to an employer pursuant to confidentiality and non-competition undertakings by persons employed in the PRC may be more limited when compared to the degree of protection afforded with respect to employees in some other jurisdictions. Sogou does not maintain key-man life insurance for any of its key executives.

Sogou also relies on key highly-skilled personnel for its business. Given the competitive nature of the industry, and in particular Sogou’s competitors’ increasingly aggressive efforts to provide competitive compensation packages to attract talent in the markets where Sogou operates, it may be difficult for Sogou to recruit and retain qualified personnel, and the risk of members of Sogou’s key staff leaving it is high. Any such departure could have a disruptive impact on Sogou’s operations, and if Sogou is unable to recruit, retain and motivate key personnel, it may not be able to grow effectively.

Sogou’s strategy of investments in and acquiring complementary businesses and assets may fail, which could result in impairment losses.

In addition to organic growth, Sogou may take advantage of opportunities to invest in or acquire additional businesses, services, assets or technologies. However, Sogou may fail to select appropriate investment or acquisition targets, or Sogou may not be able to negotiate optimal arrangements, including arrangements to finance any acquisitions. Acquisitions and the subsequent integration of new assets and businesses into Sogou could require significant management attention and could result in a diversion of resources away from Sogou’s existing business. Investments and acquisitions could result in the use of substantial amounts of cash, increased leverage, potentially dilutive issuances of equity securities, goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential liabilities of the acquired business, and the invested or acquired assets or businesses may not generate the financial results Sogou expects. Moreover, the costs of identifying and consummating these transactions may be significant. In addition to obtaining the necessary corporate governance approvals, Sogou may also need to obtain approvals and licenses from relevant governmental authorities for the acquisitions to comply with applicable laws and regulations, which could result in increased costs and delays.

Requirements of U.S. GAAP regarding the recognition of share-based compensation expense may adversely affect Sogou’s results of operations and its competitiveness in the employee marketplace.

Sogou’s performance is largely dependent on talented and highly-skilled individuals. Sogou’s future success depends on its continuing ability to identify, develop, motivate, and retain highly-skilled personnel. Sogou has a history of using low or nominally-priced employee share options as an important component of competitive pay packages, in order to align Sogou’s employees’ interests with those of Sogou and its shareholders and to encourage quality employees to join and remain with Sogou. Sogou has adopted guidance on accounting for share-based compensation that requires the measurement and recognition of compensation expense for all share-based compensation based on estimated fair values. As a result, Sogou’s operating results contain charges for share-based compensation expense related to employee share options. The historical and future recognition of share-based compensation in Sogou’s statements of comprehensive income has had and will have an impact on its results of operations. On the other hand, if Sogou alters its employee share incentive plans to minimize the corresponding share-based compensation expense, it may limit Sogou’s ability to continue to use share-based awards as a tool to attract and retain its employees, and it may adversely affect Sogou’s operations. In addition, there may be future changes in the U.S. GAAP requirements for recognition of share-based compensation expense, which could have similar effects on Sogou’s results operations and its competitiveness in the market for key employees.

Sogou’s user metrics and other estimates are subject to inherent challenges in measuring its operating performance, which may harm its reputation.

Sogou regularly reviews MAU, DAU, number of advertisers, page views, and other operating metrics to evaluate growth trends, measure its performance, and make strategic decisions. These metrics are calculated using internal company data, have not been validated by an independent third party, and may not be indicative of Sogou’s future financial results. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring how Sogou’s platforms are used across a large population in China. For example, Sogou may not be able to distinguish individual users who have multiple accounts.

Errors or inaccuracies in Sogou’s metrics or data could result in incorrect business decisions and inefficiencies. For instance, if a significant understatement or overstatement of active users were to occur, Sogou might expend resources to implement unnecessary business measures or fail to take required actions to remedy an unfavorable trend. If partners or investors do not perceive Sogou’s user, geographic, or other operating metrics to accurately represent Sogou’s user base, or if Sogou discovers inaccuracies in its user, geographic, or other operating metrics, its reputation may be harmed.

We have not independently verified the accuracy or completeness of data, estimates, and projections in this annual report that Sogou obtained from third party sources, and such information involves assumptions and limitations.

Certain facts, forecasts, and other statistics relating to the industries in which Sogou competes contained in this annual report have been derived from various public data sources and commissioned third-party industry reports. In connection with our preparation of this annual report, Sogou commissioned iResearch to conduct market research concerning the online search and AI industries in China, and Sogou also referred to market research reports of IDC that Sogou had previously commissioned concerning the same industries in the United States. In deriving the market size of these industries, these industry consultants may have adopted different assumptions and estimates for certain metrics, such as MAU. While we generally believe such reports to be reliable, neither we nor Sogou has independently verified the accuracy or completeness of such information. Such reports may not be prepared on a comparable basis or may not be consistent with other sources.

Industry data and projections involve a number of assumptions and limitations. Industry data and market share data should be interpreted in the light of the defined industries in which Sogou operates. Any discrepancy in the interpretation of such data could lead to different measurements and projections, and actual results could differ from the projections.

Sogou may not be able to prevent others from making unauthorized use of its intellectual property, which could harm Sogou’s business and competitive position.

We regard Sogou’s patents, copyrights, trademarks, trade secrets, and other intellectual property as critical to its business. Unauthorized use of Sogou’s intellectual property by third parties may adversely affect its business and reputation. Sogou relies on a combination of intellectual property laws and contractual arrangements to protect its proprietary rights. It is often difficult to register, maintain, and enforce intellectual property rights in the PRC. Statutory laws and regulations are subject to judicial interpretation and enforcement and may not be applied consistently due to the lack of clear guidance on statutory interpretation in the PRC. In addition, contractual agreements may be breached by counterparties, and there may not be adequate remedies available to it for any such breach. Accordingly, Sogou may not be able to effectively protect its intellectual property rights or to enforce its contractual rights in China. Policing any unauthorized use of Sogou’s intellectual property is difficult and costly and the steps Sogou has taken may be inadequate to prevent the misappropriation of its intellectual property. In the event that Sogou resorts to litigation to enforce its intellectual property rights, such litigation could result in substantial costs and a diversion of its managerial and financial resources. We can provide no assurance that Sogou will prevail in such litigation. In addition, Sogou’s trade secrets may be leaked or otherwise become available to, or be independently discovered by, its competitors.

Pending or future litigation could have an adverse impact on Sogou’s financial condition and results of operations.

The online search industry in China is highly competitive and litigious. From time to time, Sogou has been, and may in the future be, subject to lawsuits brought by its competitors, individuals, or other entities against it. Sogou is currently involved in several lawsuits in PRC courts where its competitors instituted proceedings or asserted counterclaims against it and Sogou instituted proceedings or asserted counterclaims against its competitors. For example, there are various legal proceedings currently pending between Sogou and Baidu in which Sogou alleges that Baidu’s input method infringes certain of Sogou’s patents relating to Sogou Input Method and seeks monetary damages, while Baidu has asserted in counterclaims or in legal proceeding that Baidu has initiated against Sogou that Sogou Input Method infringes certain of Baidu’s patents, and seeks monetary damages. In addition, Sogou is subject to ongoing unfair competition claims against it brought by Baidu, UCWeb, and Qihoo 360 Technology Co., Ltd., or Qihoo360, separately, in which they allege that certain functions of Sogou Input Method unfairly divert users to Sogou, and seek monetary damages and cessation of the alleged unfair competitive practices.

Where Sogou can make a reasonable estimate of the liability relating to pending litigation against it and determine that an adverse liability resulting from such litigation is probable, Sogou records a related contingent liability. As additional information becomes available, Sogou assesses the potential liability and revise estimates as appropriate. However, due to the inherent uncertainties relating to litigation, the amount of Sogou’s estimates may be inaccurate, in which case Sogou’s financial condition and results of operation may be adversely affected. In addition, the outcomes of actions Sogou institutes may not be successful or favorable to it. Lawsuits against Sogou may also generate negative publicity that significantly harms its reputation, which may adversely affect its user and advertiser base. In addition to the related cost, managing and defending litigation and related indemnity obligations can significantly divert Sogou’s management’s and Board of Directors’ attention from operating its business. Sogou may also need to pay damages or settle lawsuits with a substantial amount of cash. While we do not believe that any currently pending proceedings are likely to have a material adverse effect on Sogou’s business, financial condition, results of operations, and cash flows, if there were adverse determinations in legal proceedings against Sogou, Sogou could be required to pay substantial monetary damages or adjust its business practices, which could have an adverse effect on its financial condition and results of operations, and cash flows.

Sogou is currently subject to, and in the future may from time to time face, intellectual property infringement claims, which could be time-consuming and costly to defend, and could have an adverse impact on its financial position and results of operations, particularly if Sogou is required to pay significant damages or cease offering any of its products or curtail any key features of its products.

We cannot be certain that the products, services and intellectual property used in Sogou’s normal course of business do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. Sogou currently is, and may in the future be, subject to claims and legal proceedings relating to the intellectual property of others in the ordinary course of its business, and may in the future be required to pay damages or to agree to restrict its activities. See “—Pending or future litigation could have an adverse impact on Sogou’s financial condition and results of operations.” In particular, if Sogou is found to have violated the intellectual property rights of others, Sogou may be enjoined from using such intellectual property, may be ordered to pay damages, and may incur licensing fees or be forced to develop alternatives. Sogou may incur substantial expense in defending against third-party infringement claims, regardless of their merit. Successful infringement claims against Sogou may result in substantial monetary liability or may materially disrupt the conduct of its business by restricting or prohibiting its use of the intellectual property in question.

Sogou may not have exclusive rights to technology, trademarks, and designs that are crucial to its business.

Sogou has applied for various patents relating to its business. While Sogou has succeeded in obtaining some patents, some of its patent applications are still under examination by the State Intellectual Property Office of the PRC. Approvals of its patent applications are subject to determinations by the State Intellectual Property Office of the PRC and relevant overseas authorities that there are no prior rights in the applicable territory. In addition, Sogou has applied for initial registrations in the PRC and overseas, and/or changes in registrations relating to transfers of its Sogou logos and other of its key trademarks in the PRC, and the corresponding Chinese versions of the trademarks, so as to establish and protect its exclusive rights to these trademarks. While Sogou has succeeded in registering the trademarks for most of these marks in the PRC under certain classes, the applications for initial registration, and/or changes in registrations relating to transfers, of some marks and/or of some of trademarks under other classes are still under examination by the Trademark Office of the State Administration for Industry and Commerce, or SAIC, and relevant overseas authorities. Approvals of Sogou’s initial trademark registration applications, and/or of changes in registrations relating to such transfers, are subject to determinations by the Trademark Office of the SAIC and relevant overseas authorities that there are no prior rights in the applicable territories. We cannot assure you that these patent and trademark applications will be approved. Any rejection of these applications could adversely affect Sogou’s rights to the affected technology, marks, and designs. In addition, even if these applications are approved, we cannot assure you that any issued patents or registered trademarks will be sufficient in scope to provide adequate protection of Sogou’s rights.

If Sogou’s search results contain information that is inaccurate or harmful to its users, its business and reputation may be adversely affected.

Sogou could be exposed to liability arising from its search results listings if information accessed through its services contains errors, and third parties may make claims against it for losses incurred in reliance on that information. Investigating and defending such claims could be expensive even if they did not result in liability, and Sogou does not carry any liability insurance against such risks.

In addition, if users do not perceive information that they access through Sogou’s search services to be authoritative, useful, and trustworthy, Sogou may not be able to retain these users or attract additional users, and its reputation, business, and results of operation may be harmed. In addition, if such content contains inaccuracies, it is possible that users will seek to hold Sogou liable for damages, because Sogou provides links to such content, even though such content is provided by third parties and any negative publicity regarding the accuracy of such content could harm its reputation, and reduce user traffic. In addition, any negative publicity or incident involving Sogou’s peer companies could have an adverse impact on its industry as a whole, which in turn could harm its reputation and reduce its user traffic. For example, in early 2016 it was widely reported that an unsuccessful experimental cancer treatment had been promoted in a sponsored search listing on third party’s Internet property. Even though Sogou’s search results listings were not involved, we believe that the broad negative publicity surrounding the incident adversely affected the reputation of the online search industry in China in general with an adverse impact on Sogou’s user traffic and results of operations in 2016.

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

It is possible that content that is made available by Sogou through its search results may violate the intellectual property rights of third parties. PRC laws and regulations are evolving, and uncertainties exist with respect to the legal standards for determining the potential liability of online search service providers for search results that provide links to content on third-party websites that infringes copyrights of third parties. In December 2012, the Supreme People’s Court of the PRC promulgated a judicial interpretation providing that PRC courts will place the burden on Internet service providers to remove not only links or content that has been specifically-mentioned in notices of infringement from persons and entities claiming copyright in such content, but also links or content that the providers “should have known” contained infringing content. This interpretation could subject Sogou to significant administrative burdens and might expose it to civil liability and penalties. Further, Sogou relies on content provided by professional researchers and writers, either developed by the outlets themselves or adapted from content of parties separate from such outlets, and it is difficult for Sogou to fully monitor such content, which could make Sogou more vulnerable to potential infringement claims.

Sogou may be subject to legal liability associated with online activities on its platforms.

Sogou hosts and provides a wide variety of products and services that enable advertisers to advertise products and services, and users to exchange information and engage in various online activities. Sogou may be subject to claims, investigations, or negative publicity relating to such activities. PRC laws and regulations relating to the liability of providers of online products and services for activities of their users are undeveloped, and their current and future reach are unclear. Sogou also places advertisements on third-party Internet properties, and Sogou offers products and services developed or created by third parties. Sogou may be subject to claims concerning these products and services based on its involvement in providing access to them, even if Sogou does not offer the products and services directly. Sogou could be required to spend considerable financial and managerial resources defending any such claims, and they could result in Sogou’s having to pay monetary damages or penalties or ceasing certain aspects of its business, which could have an adverse effect on its business and results of operations.

Privacy concerns or security breaches relating to Sogou’s platforms could damage its reputation, deter current and potential users and advertisers from using its products and services, and expose Sogou to legal penalties and liability.

Sogou collects, processes, and stores on its servers significant amounts of data concerning its users. While Sogou has taken steps to protect its user data, its security measures could be compromised, because techniques used to sabotage or obtain unauthorized access to systems change frequently and generally are not recognized until they are launched against a target, and Sogou may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, Sogou is subject to various regulatory requirements relating to the security and privacy of such data, including restrictions on the collection and use of personal information of users and steps Sogou must take to prevent personal data from being divulged, stolen, or tampered with. Regulatory requirements regarding the protection of such data are constantly evolving and can be subject to significant change, making the extent of Sogou’s responsibility in that regard uncertain. For example, the Internet Security Law became effective in June 2017, but it is unclear as to the circumstances and standard under which the law would apply and violations would be found, and there are great uncertainties as to the interpretation and application of the law. It is possible that Sogou’s data protection practice is or will be inconsistent with regulatory requirements. See ‘‘Government Regulation and Legal Uncertainties—Miscellaneous—Laws and Regulations Related to Consumer Protection and Privacy Protection – Privacy Protection.” Complying with such requirements could cause Sogou to incur substantial expenses or to alter or change its practice in a manner that could harm its business. Any systems failure or compromise of Sogou’s security, including through employee error, that results in the release of its user data could seriously harm its reputation and brand, impair its ability to retain and attract users and advertisers, expose it to liability to users whose data is released, and subject it to sanctions and penalties from governmental authorities. Sogou also could be liable for any security breaches of its advertisers’ confidential information. Any security breaches exposing such information could damage Sogou’s reputation and deter current and potential users and advertisers from using its services.

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

In addition, third-party website owners, content providers, and developers may implement applications and systems that interfere with Sogou’s ability to crawl and index their webpages and content, which is critical to the operation of its search services. If Sogou is unable to successfully prevent or limit any such applications or systems that interfere with its products and services, or if a significant number of third-party website owners, content providers, and developers prevent Sogou from indexing and including their webpages and content in its search results, Sogou’s ability to deliver high-quality search results and a satisfactory user experience will be impeded.

Adoption of Internet advertisement blocking technologies may have an adverse impact on Sogou’s business and results of operations.

The development of software that blocks Internet advertisements before they appear on a user’s screen may hinder the growth of online advertising. Since Sogou’s advertising revenues are generally based on user click-throughs, the expansion of advertisement-blocking on the Internet may decrease its advertising revenues, because when advertisements are blocked they are not downloaded from the server, which means such advertisements will not be tracked as a delivered advertisement. In addition, advertisers may choose not to advertise on the Internet or on or through Sogou’s sites because of the use by third parties of Internet advertisement blocking measures. In addition, increasing numbers of browsers include technical barriers designed to prevent Internet information service providers such as Sogou to track the browsing history of their Internet users, which is also likely to adversely affect the growth of online advertising and hence Sogou’s business and growth prospects.

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

Interruption or failure of any of Sogou’s information technology and communications systems or those of the operators of third-party Internet properties with which it collaborates could impede or prevent its ability to provide its search and search-related services. In addition, Sogou’s operations are vulnerable to natural disasters and other events. Sogou’s disaster recovery plan for its servers cannot fully ensure safety in the event of damage from fire, floods, typhoons, earthquakes, power loss, telecommunications failures, hacking, and similar events. If any of the foregoing occurs, Sogou may experience a partial or complete system shutdown. Furthermore, Sogou’s servers, which are hosted at third-party Internet data centers, are also vulnerable to break-ins, sabotage and vandalism. Some of Sogou’s systems are not fully redundant, and its disaster recovery planning does not account for all possible scenarios. The occurrence of a natural disaster or a closure of an Internet data center by a third-party provider without adequate notice could result in lengthy service interruptions.

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

Risks Related to China’s Regulatory and Economic Environment

PRC regulations relating to sponsored search have had, and may continue to have, an adverse effect on Sogou’s results of operations.

On April 13, 2016, the SAIC and sixteen other PRC government agencies jointly issued a Notice of Campaign to Crack Down on Illegal Internet Finance Advertisements and Other Financial Activities in the Name of Investment Management, or the Campaign Notice, pursuant to which a campaign was conducted between April 2016 and January 2017 targeting, among other things, online advertisements for Internet finance and other financial activities posted on online search portals such as Sogou’s. The CAOC, issued the Interim Measures for the Administration of Online Search, or the CAOC Interim Measures, which became effective on August 1, 2016 and require that providers of online search services verify the credentials of pay-for-click advertisers, specify a maximum percentage that pay-for-click search results may represent of results on a search page, and require that providers of search services conspicuously identify pay-for-click search results as such. The SAIC issued the Interim Measures for the Administration of Online Advertising, or the SAIC Interim Measures, which became effective on September 1, 2016 and treat pay-for-click search results as advertisements subject to PRC laws governing advertisements, require that pay-for-click search results be conspicuously identified on search result pages as advertisements and subject revenues from such advertisements to a 3% PRC tax that is applied to advertising revenues. In order to comply with these regulations, Sogou has established more stringent standards for selecting advertisers for its pay-for-click services and has turned down certain existing advertisers, and has lowered the percentage that pay-for-click search results represent of results on its search pages, which had an adverse impact on Sogou’s search and search-related revenues and overall results of operations for 2016 and, along with the tax on advertising, are likely to continue to have such an impact. We cannot assure you that PRC governmental authorities will not issue new laws or regulations specifically regulating sponsored search services, which could further impact Sogou’s revenues.

Risks Related to Changyou.com Limited

Risks Relating to Changyou’s Business and Industry

Overall Risks

The markets for Changyou’s products and services are evolving rapidly and significantly, which makes evaluating its business and prospects difficult.

Changyou’s three primary businesses are the online game business; the platform channel business, which consists primarily of online advertising; and the cinema advertising business. Changyou’s businesses and the industries in which it operates are evolving rapidly. Changyou was incorporated on August 6, 2007 in the Cayman Islands and began its online game business as an indirect wholly-owned subsidiary of Sohu.com Inc. In 2007 Sohu transferred all of its PC game business to Changyou. In 2011 Changyou acquired 7Road and began generating Web game revenues. In 2012, Changyou began to develop and operate mobile games, but did not begin to generate any significant revenues from mobile games until late in 2014 when Changyou launched TLBB 3D; and in May 2017, Changyou launched another in-house developed mobile game, Legacy TLBB, which is operated by Tencent Holdings Limited, or Tencent, under license from Changyou. In August 2015, as revenues from Changyou’s Web games Wartune and DDTank had begun to decline, Changyou sold 7Road’s operating entity, and as a result Changyou has no remaining significant Web games in operation or development. In 2011, Changyou began to expand into the platform channel business with its acquisition from Sohu of the 17173.com Website, which operates Changyou’s online advertising business. In December 2013, Changyou acquired RaidCall, which operates free social communication software; and in July 2014 Changyou acquired a majority interest in MoboTap Inc., or MoboTap, a Cayman Islands company that operates the Dolphin Browser. However, Changyou’s acquisitions of RaidCall and MoboTap were not successful, as expected synergies did not materialize. In 2011, Changyou acquired the entities that operate its cinema advertising business. Changyou’s cinema advertising business experienced strong growth in 2016 and 2017 and has become a significant part of Changyou’s overall business, but Changyou may not be able to sustain that growth.

Changyou’s past successes in its online games business with PC games may not provide a meaningful basis for you to evaluate its current business and prospects, as game players increasingly migrate from personal computers to mobile devices to access online games and the relative popularity of PC games continues to decline. In response to such rapid migration, Changyou has devoted and Changyou expects to continue to devote substantial resources to the development of its mobile games as a critical component of its business strategy. However, Changyou’s mobile games strategy has not been proven, and presents very different challenges from those presented in the past by its operation of PC games and Web games. Despite the early success of Changyou’s mobile game TLBB 3D after Changyou introduced it in late 2014 and of Changyou’s mobile game Legacy TLBB after Changyou launched it in May 2017, the popularity of, and the revenues generated from, TLBB 3D declined through 2017, and we cannot assure you that Legacy TLBB will continue to be popular and profitable. We cannot be certain that Changyou will be successful in its efforts to launch additional mobile games that generate sufficient revenues and income to sustain or grow Changyou’s mobile game business.

You should also consider additional risks and uncertainties that may be experienced by companies operating in a rapidly developing and evolving industry. Some of these risks and uncertainties relate to Changyou’s ability to:

•	raise Changyou’s brand recognition and game players’ loyalty;

•	develop, license or operate new games that are appealing to game players; adapt to new trends and game player tastes; meet Changyou’s expected timetables for their launch; and, if they are successful, have acceptably long lifespans and result in an acceptable level of profit for Changyou;

•	successfully adapt to evolving business models, industry trends and market environments by developing and investing in new business strategies, products, services and technologies, including, in particular, virtual reality, or VR, technology, for Changyou’s new games;

•	arrange for its mobile games to be distributed through popular mobile application stores with commercial terms, including revenue-sharing arrangements, that are favorable enough to Changyou and allow it to achieve an acceptable level of profit from the games;

•	integrate new technologies, businesses and personnel of acquired entities, and generate sufficient revenues to offset the costs and expenses of such acquisitions;

•	maintain or expand Changyou’s marketing efforts to attract more game players to its games and to the game information portal of the 17173.com Website in a rapidly changing and increasingly competitive business environment, and generate sufficient revenues to offset the costs and expenses of such marketing efforts; and reverse the recent decline in Changyou’s revenues from the 17173.com Website, particularly in view of the rapid emergence of mobile games and the decline in the relative popularity of PC games and Web games as users increasingly switch to mobile devices; and

•	successfully expand Changyou’s marketing efforts to attract advertisers to place advertisements in pre-film advertising slots that it purchases from operators of movie theaters, which are critical to Changyou’s ability to recoup its significant upfront payments and committed payments under Changyou’s contracts with the operators of movie theaters.

If Changyou does not adapt its business to address these risks and uncertainties, its ability to continue its past success or to expand its business in the future is likely to be impeded.

Changyou’s business may not succeed in a highly competitive market.

Competition in the online game market in China is becoming increasingly intense. Changyou competes primarily with other online game developers in China, including Tencent and NetEase.com, Inc. Many of Changyou’s competitors have, or may over time be able to gain, competitive advantages over Changyou in terms of:

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

Changyou’s cinema advertising business generates revenues through contracts that Changyou enters into with advertisers to place their advertisements in pre-film advertising slots that Changyou purchases from operators of movie theaters. Changyou competes with Focus Media Group, Wanda Group and other companies selling pre-film advertisement slots to advertisers. These competitors in general, and Wanda Group in particular, have, and may be able to build further, competitive advantages over Changyou arising from their having significantly greater financial resources, greater brand recognition among operators of movie theaters and advertisers and more capable and effective sales and marketing forces and strategies than Changyou does. Wanda Group has a particular competitive advantage over Changyou as Wanda Group itself is one of the largest operators of movie theaters in China. Therefore, it is beneficial for Wanda Group to expand its own cinema advertising business together with the expansion of its self-operated movie theaters. In addition, Wanda Group is competing with Changyou for advertising slots in other movie theaters that Wanda does not own or operate, which may force Changyou to increase its bidding prices for such advertising slots, which may impair Changyou’s ability to compete effectively in those markets.

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

Changyou experienced a period of rapid growth and expansion through 2013 that placed strain on its management personnel, systems and resources. In addition, to accommodate any future growth, Changyou anticipates that it will need to implement a variety of new and upgraded operational and financial systems, including procedures and controls, and improvement of its accounting and other internal management systems and security systems related to the foregoing, all of which require substantial management efforts and financial resources. Changyou will also need to continue to train, manage and motivate its workforce, and manage its relationships with its third-party operators, distributors and service providers and its game player base. All of these endeavors will require substantial management effort and skills and the incurrence of additional expenditures. Changyou may not be able to efficiently or effectively implement its growth strategies and manage the growth of its operations, and any failure to do so may limit its future growth and hamper its business strategy.

Changyou may not be able to avoid slowing growth or declines in its revenues, or future losses.

Changyou’s revenues grew significantly in a relatively short period of time prior to 2014, but its revenue growth stalled in 2014 and 2015, and revenues decreased in 2016. Primarily due to the commercial success of TLBB, Changyou’s revenues grew from $623.4 million for the year ended December 31, 2012 to $737.9 million for the year ended December 31, 2013. However, Changyou’s revenues increased only slightly to $755.3 million and to $761.6 million, respectively, for the years ended December 31, 2014 and 2015; and Changyou’s revenues decreased to $525.4 million for the year ended December 31, 2016. Although Changyou’s revenues increased from 2016 to $580.3 million for the year ended December 31, 2017, largely due to the early success of its mobile game Legacy TLBB, they remained below Changyou’s revenues for 2013, 2014, and 2015. Even if Changyou’s revenues increase in future years, Changyou is not likely to experience rates of revenue growth in the future similar to those that it experienced prior to 2014. Changyou suffered a net loss attributable to Changyou.com Limited of $3.4 million for the year ended December 31, 2014. Changyou’s net income attributable to Changyou.com Limited was $212.8 million for the year ended December 31, 2015, but decreased to $144.9 million for the year ended December 31, 2016 and to $108.8 million for the year ended December 31, 2017. Changyou also may experience declines in its revenues or suffer net losses in the future due to a number of factors, including, among other things, expected continued declines in TLBB’s, Legacy TLBB’s and TLBB 3D’s revenues; the uncertain level of popularity of Changyou’s future games, uncertainty as to Changyou’s ability to develop and launch high-quality mobile games that are commercially successful; the relatively higher game development and distribution costs generally associated with mobile games; the need to expend greater amounts in order to develop or acquire new games, technologies, assets, and businesses; and uncertainty as to Changyou’s ability to integrate such newly acquired games, technologies, assets and businesses. Accordingly, you should not rely on the results of any prior period as an indication of Changyou’s future financial and operating performance.

Changyou’s previous and any future acquisitions and/or strategic alliances may have an adverse effect on its ability to manage its business and may also result in impairment charges.

Changyou has made acquisitions of, and may potentially acquire in the future, technologies, businesses or assets that are complementary to its business and/or enter into strategic alliances in order to leverage its position in the China market and expand its business domestically and internationally. Such acquisitions or strategic alliances may expose Changyou to potential risks, including risks associated with the integration of new technologies, businesses and personnel including its continued reliance on the management teams of the acquisition targets to operate the acquired businesses, unforeseen or hidden liabilities, the diversion of management attention and resources from its existing business, and the inability to generate sufficient revenues to offset the costs and expenses of acquisitions or strategic alliances. Any difficulties encountered in the acquisition and strategic alliance process may have an adverse effect on Changyou’s ability to manage its business. In addition, acquired businesses may not perform to Changyou’s expectations for various reasons, including the loss of key personnel or key clients, and Changyou’s strategic focus may change. As a result, Changyou may not realize the benefits it anticipated. If Changyou fails to integrate acquired technologies, businesses and assets or realize the expected benefits, Changyou may not receive a return on its investment and its transaction costs for such acquisitions. The benefits of an acquisition or investment may also take considerable time to develop, and we cannot be certain that any particular acquisition or investment will produce the intended benefits, which could adversely affect its business and operating results. Acquisitions could result in contingent liabilities or amortization expenses related to intangible assets or write-offs of goodwill and/or intangible assets, which could adversely affect Changyou’s results of operations. For example, in December 2013, Changyou acquired RaidCall with the expectation of generating benefits from synergies with Changyou’s online game business; in November 2013 Changyou acquired Beijing Doyo Internet Technology Co., Ltd., or Doyo, with the expectation of generating benefits from synergies with Changyou’s online advertising business, and in July 2014 Changyou acquired MoboTap, which operates the Dolphin Browser, with the expectation of generating benefits from synergies with Changyou’s platform channel business. In 2014 Changyou recognized a $33.8 million impairment loss for goodwill and a $15.3 million impairment loss for acquired intangible assets related to RaidCall, in 2015 Changyou sold Doyo and recognized a $1.9 million impairment loss for goodwill; in 2015 Changyou recognized a $29.6 million impairment loss for goodwill and an $8.9 million impairment loss for acquired intangible assets relating to the MoboTap business; and in 2017 Changyou recognized a further $83.5 million impairment loss for goodwill and a $3.4 million impairment loss for intangible assets relating to the MoboTap business, as a result of Changyou’s management’s conclusion that the expected synergies would not materialize.

Changyou is dependent upon its management and upon its key development and technical personnel; and Changyou’s business may be disrupted if it loses the services of any of them.

Changyou’s future success depends substantially on the services of the members of its management and its key development and technical personnel, such as Changyou’s Chief Executive Officer Dewen Chen and its key game development personnel. If one or more of the members of Changyou’s management or key development or technical personnel were unable or unwilling to continue in their present positions, Changyou might not be able to replace them easily, or at all. If any of the members of Changyou’s management or its key employees joins a competitor or forms a competing company, not only would Changyou lose know-how, key professionals, staff members and suppliers, but such members of Changyou’s management and key employees could develop and operate games and other services that could compete with and take game players and users away from its existing and future business. Although each of these members of Changyou’s management and key personnel has entered into an employment agreement with non-competition provisions, these non-competition provisions may not be enforceable in China.

Changyou’s prospects for growth may be adversely affected if Changyou cannot successfully manage and make timely adjustments to its hiring needs to support its business strategies.

The Internet industry in China is characterized by high demand and intense competition for talent, particularly for game developers and related technical personnel, and Changyou’s success in the implementation of its growth strategies depends on Changyou’s ability to successfully manage, and make timely adjustments to, its hiring needs. The number of Changyou’s employees decreased by 41.9% in 2015, by 13.0% in 2016, and by 13.0% in 2017, as Changyou emphasized the development of mobile games and laid off a number of employees who had been focused primarily on international markets and the platform channel business. These layoffs could have an adverse effect on Changyou’s remaining employees’ morale and their loyalty to Changyou, and cause Changyou to lose employees whose talent and experience are important for its business, and could also have a negative impact on its reputation as an employer and its ability to attract qualified employees in the future. Laid-off employees could also make claims against Changyou for additional compensation, causing Changyou to incur additional expense.

Changyou may not have exclusive rights to trademarks, designs and technologies that are crucial to its business.

Changyou has applied for initial registrations in the PRC and overseas, and/or changes in registrations relating to transfers of its key trademarks in the PRC, including ChangYou.com, cyou.com, TLBB, TLBB logos, New Blade Online, 17173, TLBB 3D and the corresponding Chinese versions of the marks, so as to establish and protect its exclusive rights to these trademarks. Changyou has succeeded in registering the trademarks ChangYou.com, cyou.com, TLBB, TL logos, 17173 and Dolphin Browser in the PRC under certain classes. The applications for initial registration, and/or changes in registrations relating to transfers, of other marks and/or of some of these marks under other classes are still under examination by the Trademark Office of the State Administration for Industry & Commerce of the PRC, or the SAIC, and relevant authorities overseas. Changyou has applied for patents relating to the design of its games and to technology intended to enhance the functionalities of its games. Changyou has various patent applications under examination by the State Intellectual Property Office of the PRC. Approvals of Changyou’s initial trademark registration applications, and/or of changes in registrations relating to such transfers, or of Changyou’s patent applications are subject to determinations by the Trademark Office of the SAIC, the State Intellectual Property Office of the PRC and relevant authorities overseas that there are no prior rights in the applicable territory. Changyou cannot be certain that these applications will be approved. Any rejection of these applications could adversely affect Changyou’s rights to the affected marks, designs and technologies. In addition, even if these applications are approved, Changyou cannot assure you that any registered trademark or issued patent will be sufficient in scope to provide adequate protection of its rights.

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

The online game industry, from which Changyou derives most of its revenues, is a rapidly evolving industry. The growth of the online game industry and the level of demand and market acceptance of Changyou’s games are subject to a high degree of uncertainty. Changyou’s future operating results will depend on numerous factors affecting the online game industry, many of which are beyond Changyou’s control, including:

•	whether the online game industry, particularly in China and the rest of the Asia-Pacific region, continues to grow and the rate of any such growth;

•	the availability and popularity of other forms of entertainment, particularly games on console systems, which are already popular in developed countries and may gain popularity in China;

•	growth in users of the Internet and broadband and penetration in China and other markets in which Changyou offers its games, and the rate of any such growth;

•	whether recent declines in the use of personal computers and growth in users of mobile devices such as smart phones and tablets in general, and for purposes of accessing online games in particular, continue or accelerate in China and other markets in which Changyou offers its games;

•	changes in consumer demographics and public tastes and preferences; and

•	general economic conditions in China, particularly economic conditions adversely affecting discretionary consumer spending, such as the slowdown in China’s economic growth that occurred between the first quarter of 2010 and the third quarter of 2012 and from 2014 through 2017.

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

Changyou currently depends on TLBB for a significant portion of its revenues, and continued decrease in the popularity of TLBB or interruption in its operation will adversely affect Changyou’s results of operations.

Changyou currently relies on TLBB for a significant portion of its revenues. Changyou launched TLBB in May 2007 and, despite Changyou’s efforts to improve TLBB, its game players have nevertheless lost interest in it over time as the relative popularity of PC games (which are accessed through personal computers) continues to decline and TLBB’s popularity, revenues and profitability have continued to decline. See “Changyou may not be successful in operating and improving its games to satisfy the changing demands of game players.”

To prolong TLBB’s lifespan and slow down the pace of its decline, Changyou needs to continually improve and update it on a timely basis with new features, including enhanced social interaction features, that appeal to existing game players, attract new game players (including those who played earlier versions of TLBB), and improve player stickiness to the game. If Changyou fails to improve and update TLBB on a timely basis, or if its competitors introduce more popular games, including mobile games, catering to its game player base, the decline in TLBB’s popularity can be expected to accelerate, which would cause Changyou’s revenues to decrease at a faster pace. Furthermore, if there are any interruptions in TLBB’s operation due to unexpected server interruptions, network failures or other factors, game players may be prevented or deterred from making purchases of virtual items, which could also cause significant decreases in Changyou’s revenues.

The market demand for PC games in general, and for the PC games that Changyou operates in particular, can be expected to continue to decline and the number of game players of PC games can be expected to continue to decrease, which will have an adverse effect on Changyou’s online game business and prospects.

A significant portion of Changyou’s online game revenues are generated from its PC games, and from TLBB in particular. However, the popularity of PC games continues to decline and an increasing number of online game developers are delaying or suspending their plans to develop and launch new PC games, as game players increasingly switch to mobile devices to access online games. It has become increasingly difficult for PC game developers and operators to retain existing players of their games and the number of game players who are willing to spend time and money to play new PC games continues to decrease. If this downward trend accelerates, it may make it increasingly difficult for Changyou’s existing PC games in general, and TLBB in particular, to slow the decline in their popularity and for Changyou’s new PC games to ever become commercially successful; the game player base of Changyou’s PC games in general, and of TLBB in particular, may shrink at a more rapid pace, which would accelerate and increase Changyou’s costs to acquire and retain players of its PC games and would have a negative impact on its online game revenues. In addition, Changyou’s PC games generally produce relatively higher profit margins for it than do its mobile games, because Changyou must distribute its mobile games through third-party mobile game distributors or mobile application stores and enter into revenue-sharing arrangements with such distributors or mobile application stores. Accordingly, any decrease in Changyou’s revenues from its PC games may have a relatively larger negative impact on its overall profits.

As mobile devices such as tablets, mobile phones and other devices other than personal computers are increasingly used to access online games, Changyou must continue to acquire or develop increasing numbers of mobile games that work on such devices.

Devices other than personal computers, such as mobile phones and tablets, are used increasingly in China and in overseas markets. We believe that, for its business to be successful, Changyou will need to continue to develop versions of its existing games and any future games that work well with such devices. The games that Changyou develops for such devices may not function as smoothly as its existing games, and may not be attractive to game players in other ways. In addition, manufacturers of such devices may establish restrictive conditions for developers of applications to be used on such devices, and as a result Changyou’s games may not work well, or at all, on such devices. As new devices are released or updated, Changyou may encounter problems in developing versions of its games for use on such devices and Changyou may need to devote significant resources to the development, support, and maintenance of games for such devices. Since 2014 Changyou has been investing, and it expects to continue to invest, significant amounts in the development, promotion and operation of games for mobile devices. If Changyou is unable to successfully expand the types of devices on which its existing and future games are available, or if mobile versions of games that Changyou develops for such devices do not function well or are not attractive to users and game players; if, as Changyou expects will occur over time, the popularity and revenues of Changyou’s mobile game Legacy TLBB decline; or if other mobile games that Changyou has launched, or expects to launch in the future, are not successful, Changyou may not be able to maintain or increase its revenues and recoup its investments in the mobile market.

Changyou’s mobile game Legacy TLBB is currently generating a significant portion of its revenues. Changyou increasingly relies on dominant third-party game distributors and operators that obtain licenses from it to market, distribute, and operate its mobile games, including Legacy TLBB, which is operated by Tencent under a license from it. If Changyou is not able to establish and maintain collaborative relationships with Tencent and other dominant third-party game distributors and operators for its existing and future mobile games, it is likely that Changyou will not be able to maintain or expand its mobile game business.

Changyou’s mobile game Legacy TLBB has been generating a significant portion of Changyou’s revenues since Legacy TLBB’s launch in May 2017. Changyou increasingly relies on dominant third-party game distributors and operators with large user bases, leading big data analytical capabilities, and track records and experience with successful operation of mobile games to operate its mobile games. For example, Tencent, which is an Internet conglomerate with a very large user base and is a dominant game developer and distributor in China, is the exclusive operator and distributor of Legacy TLBB under license from Changyou, and shares with Changyou the revenues generated by the game. For the year ended December 31, 2017, revenues from Legacy TLBB were $139.5 million, accounting for approximately 31% of Changyou’s online game revenues and approximately 24% of its total revenues. If Tencent terminates the current licensing arrangements with Changyou for Legacy TLBB or curtails Tencent’s marketing efforts to promote Legacy TLBB, or if Changyou is not able to establish and maintain collaborative relationships with other dominant game distributors and operators in China for its existing and future mobile games on commercial terms that are acceptable to Changyou, it will be difficult for Changyou to maintain or expand its mobile game business. In addition, Changyou relies on Tencent and other third-party operators to collect payments from game players for their purchases of virtual items in Changyou’s mobile games, and to pay to Changyou the pre-agreed revenue-sharing amounts, and there is usually a delay between the time of a game player’s purchase and the time when the operator pays Changyou, which has placed, and may continue to place, constraints on Changyou’s cash flow.

Changyou’s business will suffer if it is unable to develop successful high-quality games for mobile devices, expand its game portfolio with a variety of genres that are appealing to game players, monetize mobile games that Changyou develops, or acquire and maintain for a reasonable period the popularity and revenue levels of any of Changyou’s mobile games that are successful.

Developing high-quality games for mobile devices is an important component of Changyou’s online game strategy. China’s mobile games market recently has been dominated by a small number of high quality games, which collectively generate a substantial majority of the total revenues and profits of all mobile games in the market. Changyou has devoted and Changyou expects to continue to devote substantial resources to the development of its mobile games, focusing on those that Changyou believes have the potential to become high-quality games. Despite the early success of Changyou’ mobile game Legacy TLBB, we cannot guarantee that Changyou will be able to develop additional high-quality games that appeal to players or, even if Changyou is able to develop high-quality games that are successful, that such games will have lifespans that are long enough to generate an acceptable level of revenues, as mobile games tend to have relatively shorter lifespans than PC games. In addition, Changyou may encounter difficulty in integrating features into games developed for mobile devices that a sufficient number of players will pay for, or in otherwise sufficiently monetizing mobile games. As the mobile-device market in China is saturated or near saturation, mobile-game developers and operators have increasingly devoted substantial resources to the expansion of their mobile-game portfolios with a variety of genres, such as MMORPGs, multiplayer online battle arena (“MOBA”) games, or first person shooter (“FPS”) games, that are appealing in the mobile game market, in order to acquire and retain game players and maintain or increase revenues from the games. However, Changyou has not been successful in the development of mobile games other than those in the MMORPG genre. If Changyou is unable to develop successful high-quality games and expand its game portfolio with games in a variety of genres that are in line with market trends, or implement successful monetization strategies for its mobile games in general, its ability to maintain or grow revenues will be adversely affected.

Changyou’s ability to successfully develop and monetize games for mobile devices will depend on its ability to:

•	expand the portfolio of mobile games, and particularly high quality games, in a variety of genres that Changyou develops in-house and licenses from third-party developers;

•	effectively develop new mobile games for multiple mobile operating systems and mobile devices;

•	anticipate and effectively respond to the growing number of players switching to mobile games, the changing mobile landscape and the interests of players;

•	attract, retain and motivate talented game designers, product managers and engineers with experience in developing games for mobile devices;

•	minimize launch delays and cost overruns on the development of new games;

•	effectively monetize mobile games without degrading the social game experience for its players;

•	develop games that provide for a compelling and optimal user experience through existing and developing third-party technologies, including third-party software and middleware utilized by its players; and

•	acquire and successfully integrate high- quality mobile game assets, personnel, and companies.

Further, even if Changyou develops or acquires license rights to a mobile game that is successful, the game’s lifespan may be short, as even successful mobile games tend to have less sustained user loyalty than do successful PC games. For example, the revenues generated from Changyou’s mobile game TLBB 3D, which was launched in October 2014, declined sequentially through 2017, which is typical for a mobile game. In addition, although a relatively large number of the mobile games available at any given time may be low-quality games that attract fewer game players than do high-quality games, such games may on an aggregate level have the effect of attracting away a significant number of game players who would otherwise play high-quality mobile games. In view of the uncertain lifespans of mobile games and the large quantity of mobile games competing for game players, it is necessary for Changyou to make considerable investments in order to have a number of mobile games, and particularly mobile games that have the potential to become high-quality hit games, in its pipeline.

If Changyou is unable to develop or acquire new mobile games in general, and high quality games in particular, that are successful, or to maintain for a reasonable period the popularity and revenue levels of any mobile games that Changyou develops or acquires that are successful, Changyou may not be able to recoup its development and acquisition costs and its ability to expand its business in the future is likely to be impeded.

We believe that the chance of success for online games is improved if they are adapted from the titles, characters, themes, and story lines of popular works of Chinese and foreign authors. However, there are many risks and uncertainties related to obtaining the rights to adapt such works for online games, and Changyou’s games adapted from such works may not be successful.

We believe that, in order for many of the new online games that Changyou develops to be successful in China, it is important for it to obtain license rights, and preferably exclusive license rights, to adapt the titles, characters, themes and story lines of popular works for use in the games. For example, Changyou developed and it operates its PC game TLBB and its mobile games Legacy TLBB and TLBB 3D with various features that are included in reliance on rights under its existing license agreements with the Chinese martial arts author Louis Cha with respect to his popular novel Tian Long Ba Bu. We believe that these features have had a critical role in attracting and retaining many of the players of TLBB, Legacy TLBB, and TLBB 3D. However, it can be difficult to identify a sufficient number of such works that are suitable for adaptation for use in online games, and Changyou faces significant competition for the rights to such works from other online game companies that also adapt their online games from popular works. Obtaining license rights, and particularly exclusive license rights, to adapt suitable works for use in online games can involve significant expense, as the license fees, and the percentage of revenues from the games adapted from such works, payable to authors have continued to rise as competition for such license rights has intensified. In addition, Changyou has previously obtained, and intends to continue to seek to obtain, license rights for works from certain authors in foreign countries, and its ability to obtain such rights has previously been, and may be in the future be, adversely affected by greater scrutiny of such works, and a stricter approval process for permission to obtain such rights, by relevant Chinese authorities compared to the scrutiny of and approval process applicable to domestic works.

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

Changyou may not be able to arrange for its mobile games to be distributed through its desired popular third-party mobile application stores with commercial terms, including revenue-sharing arrangements that are favorable enough to it to allow it to achieve an acceptable level of profit from the games. Changyou’s profits from mobile games, even if the games are successful, are likely to be relatively lower than the profits it generates from PC games, because, in order to gain access for its games on mobile application stores, Changyou must enter into revenue-sharing arrangements that generally result in lower profit margins than those generated from its PC games. Due to market competition and pressures, only a handful of third-party mobile application stores and other game distribution channel providers have survived and, of the remaining providers, an even smaller number of key providers, including Tencent and Mobile Hardcore Alliance, collectively control a substantial share of the market. As a result, Changyou has reduced leverage and weaker bargaining power in business negotiations with game distribution channel providers, which may lead to Changyou being forced to agree to receiving relatively low revenue-sharing percentages for many of its mobile games.

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

A relatively large number of mobile games are typically available at any given time in the markets in which Changyou launches and operates its mobile games, and such games compete for attention from the same game player population that it targets. Changyou’s ability to successfully promote and monetize its mobile games will depend on its ability to adopt and effectively implement innovative marketing strategies, and particularly precision marketing through new media, such as Weibo, WeChat, bilibili.com Website and other online game forums, targeting potential mobile game players in general, and game players in specific demographic groups for certain games in particular, and Changyou’s ability to cross-market mobile games to players of its current PC games and mobile games. For example, Changyou previously relied heavily on top-game lists published by the iOS-based mobile application store to market its mobile games. That store has recently ceased publishing such lists, and Changyou has not identified or developed other effective marketing strategies to promote those games, which Changyou believes has had an adverse effect on the popularity of the affected games. If Changyou fails to adopt and implement such marketing and cross-marketing strategies, or if the marketing strategies of Changyou’s competitors are more innovative and effective than Changyou’s, its mobile games will be less likely to be successful and as a result Changyou may not be able to achieve an acceptable level of revenue from those games.

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

With Changyou’s increasingly diversified game portfolio, we cannot assure you that players of Changyou’s existing games will not be attracted to play other newly launched games, including its new mobile games. If this occurs, it will decrease Changyou’s existing games’ player bases, which could in turn make these games less attractive to other game players, resulting in decreased revenues from its existing games. For example, revenues generated from Changyou’s mobile game TLBB 3D decreased significantly in the second quarter of 2017, and we believe that this may have been due in part to the launch of Changyou’s mobile game Legacy TLBB in May 2017. Game players who switch from playing Changyou’s existing games to its new games may also spend less money to purchase virtual items in its new games than they would have spent if they had continued playing Changyou’s existing games, resulting in an adverse effect on its overall revenues. In addition, game players’ switching from playing Changyou’s existing PC games to its new mobile games, as well as from its in-house developed games to its licensed games, could cause Changyou’s overall online game profits to be relatively lower, as its profits from mobile games and licensed games tend to be relatively lower as a result of revenue-sharing arrangements.

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

Changyou derives an increasing portion of its revenues from PC games and mobile games that Changyou licenses from, or jointly develops with, third-party developers. Under its license and joint development agreements for these games, Changyou relies on the third-party developers to provide game updates, enhancements and new versions, provide materials and other assistance in promoting the games and resolving game programming errors and issues with “bots” and other intrusions. Any failure of third-party developers to provide game updates, enhancements and new versions in a timely manner and that are appealing to game players, provide assistance that enables Changyou to effectively promote the games, or otherwise fulfill their obligations under Changyou’s license and joint development agreements could adversely affect the game-playing experience of Changyou’s game players, damage its reputation, or shorten the life-spans of those games, any of which could result in the loss of game players, acceleration of Changyou’s amortization of the license fees it has paid for those games, or a decrease in or elimination of its revenues from those games.

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

Changyou currently licenses and operates, and expects to continue to expand the licensing and operation of, some of its existing and future games, either directly or jointly with third-party operators, in selected overseas markets. Additional risks associated with the licensing or direct or joint operation of Changyou’s games overseas include:

•	difficulties and significant costs in protecting Changyou’s intellectual property in overseas markets;

•	difficulties in retaining and maintaining local management and key development and technical personnel who are experienced and knowledgeable about, and can effectively operate Changyou’s games in, particular markets;

•	uncertainties relating to Changyou’s ability to develop its games and/or expansion packs catering to particular overseas markets;

•	uncertainties relating to Changyou’s ability to renew its license and joint operation agreements with licensees and joint operators upon their expiration;

•	for Changyou’s direct operation of its games overseas, interruptions in the operation of the games due to cross-border Internet connection or other system failures;

•	significant costs for translation of its games into the local languages of, or customization of its games for, the overseas markets in which Changyou plans to license or jointly operate its games;

•	limited choices of third-party Internet platforms to distribute Changyou’s mobile games in certain overseas markets;

•	significant marketing costs to promote Changyou’s games in certain overseas markets where third-party Internet platforms do not include marketing services as part of the revenue-sharing arrangements;

•	different game player preferences in certain overseas markets;

•	difficulties and significant costs relating to compliance with the different legal requirements and commercial terms, such as game export regulatory procedures, taxes and other restrictions and expenses, in the overseas markets in which Changyou licenses or directly or jointly operates its games;

•	exposure to different regulatory systems governing the protection of intellectual property and the regulation of online games, the Internet and the export of technology;

•	costs for compliance with different legal requirements and commercial terms in overseas markets;

•	difficulties in verifying revenues generated from Changyou’s games by its licensees for purposes of determining royalties payable to Changyou;

•	difficulties and delays in contract enforcement and collection of receivables through the use of foreign legal systems;

•	changes in the political, regulatory or economic conditions, or public policy, affecting online games in particular foreign countries or regions;

•	the risk that regulatory authorities in foreign countries or administrative regions may impose withholding taxes, or place restrictions on repatriation of Changyou’s profits; and

•	fluctuations in currency exchange rates.

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

Changyou depends on purchases and continual consumption of virtual items by its game players to generate revenues, which in turn depend on the continued attractiveness of its games to the game players and their satisfactory game-playing experience. Various issues could arise that would cause its games to be less attractive to its game players or could limit the continued attractiveness of its games. For example:

•	Changyou may fail to provide game updates, expansion packs and other enhancements in a timely manner due to technological or resource limitations, or other factors;

•	Changyou’s game updates, expansion packs and new versions may contain programming errors, and their installation may create other unforeseen issues that adversely affect the game-playing experience;

•	Changyou may fail to timely respond and/or resolve complaints from its game players;

•	Changyou may fail to eliminate computer “bots” which can disrupt its games’ smooth operation and reduce the attractiveness of its games; and

•	Changyou’s game updates, expansion packs and other enhancements may change rules or other aspects of its games that its game players do not welcome, resulting in a reduction in the active accounts or active paying accounts of its online games.

Changyou’s failure to address these issues could adversely affect the game-playing experience of its game players, damage the reputation of its games, shorten the lifespans of its games, and result in the loss of game players and a decrease in its revenues.

Changyou may fail to launch new games according to its timetable, and its new games may not be commercially successful.

All online games have limited lifespans. Changyou must launch new games that can generate additional revenue and diversify its revenue sources in order to remain competitive. Changyou will not generate any meaningful revenue from a game in development until it is commercially launched after open beta testing, and we cannot assure you that Changyou will be able to meet its timetable for new game launches or that its new games will be successful. A number of factors, including technical difficulties, lack of sufficient game development capabilities, personnel and other resources, failure to obtain or delays in obtaining relevant governmental authorities’ approvals and adverse developments in Changyou’s relationships with the licensors or third-party operators of its new games could result in delayed launching of its new games or the cancellation of the development of its pipeline games. In addition, we cannot assure you that Changyou’s new games will be as well received in the market as TLBB, Legacy TLBB, and TLBB 3D have been, and you should not view Changyou’s historical game revenues or the success of TLBB, Legacy TLBB, and TLBB 3D as indications of the commercial success of any of its new or future games. Changyou may fail to anticipate and adapt to future technical trends, new business models and changed game player preferences and requirements, fail to effectively plan and organize marketing and promotion activities, or fail to differentiate its new games from its existing games. If the new games Changyou introduces are not commercially successful, Changyou may not be able to generate sufficient revenues from new games to sustain or grow its revenues or to recover its product development costs and sales and marketing expenses, which can be significant. If Changyou acquires and pays for a license giving it the right to adapt an online game from an author’s work, but does not complete the development and introduction into the market of the game, or Changyou introduces the game but it is not successful, Changyou may not be able to recover the license fees it has paid.

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

Changyou makes frequent improvement and updates to its online games, which may contain bugs or flaws that become apparent only after the updated games are accessed by users, particularly as Changyou launches new updates under tight time constraints. If for any reason programming bugs or flaws are not resolved in a timely fashion, Changyou may lose some of its users, and third-party operators that license or jointly operate its games may seek to recover damages from it, which could have an adverse effect on Changyou’s results of operations, and could harm its reputation and the market acceptance of its games.

Breaches in the security of Changyou’s server network, or cloud-based servers that it leases from third-party operators, could cause disruptions in its service or operations, facilitate piracy of its intellectual property, or compromise confidential information of its game players and its business.

Changyou stores on its servers, including physical servers that Changyou owns or rent and cloud-based servers that Changyou leases from third-party operators, and transmits over the Internet considerable and continually increasing amounts of data, much of which is essential to the operation of its business and some of which is highly confidential information concerning its business and its game players. In addition, the expansion of Changyou’s business to include mobile games and its need to comply with PRC regulations requiring real-name registration of its game players are likely to cause the amount of personal data concerning its game players that is transmitted over its networks to increase over time. Any breaches by hackers of Changyou’s network or of cloud-based servers Changyou leases from third-party operators could cause severe disruptions in its game development and operations and other business activities, allow piracy of the source code used in the operation of its games and allow pirated versions of its games to enter the marketplace, or result in the release of confidential personal or financial information of its game players or confidential information concerning Changyou’s business, any of which could have an adverse impact on Changyou’s business, its revenues, and its reputation among game players. In order to minimize the likelihood of such breaches as Changyou’s business expands and the amount of confidential and sensitive data increases, we expect that Changyou will need to expend considerable resources to maintain and enhance the effectiveness of its security systems.

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

Changyou relies for its revenues on the spending of its game players, which in turn depends on the players’ level of disposable income, perceived future earnings capabilities and willingness to spend. The real estate market in the PRC and the level of exports from the PRC have both experienced significant declines recently and, according to the National Bureau of Statistics of China, the growth rate of China’s gross domestic product, compared to that of the previous year, went from 7.7% in 2013, to 7.4% in 2014, to 6.9% in 2015, to 6.7% in 2016, and to 6.9% in 2017. Such growth may also slow in the future, which could in turn result in a reduction in spending by Changyou’s game players.

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

During 2013 and 2014 Changyou made significant investments in acquiring assets and marketing, including both domestic and overseas marketing, and spent considerable sums to increase its staffing levels, with the goal of expanding and promoting its platform channel business beyond the operation of the 17173.com Website. However, Changyou did not generate meaningful revenues from such additions to its platform channel business as its efforts to monetize those products and services were not successful, and Changyou does not expect to be able to make its platform channel business apart from the 17173.com Website profitable or to recoup the investments it made in assets, marketing and staffing for the platform channel business. For example, after Changyou’s acquisition of a majority interest in MoboTap, Changyou’s management concluded that the Dolphin Browser operated by MoboTap would not be able to provide expected synergies with Changyou’s platform channel business, and Changyou recognized substantial impairment charges as a result. Also see “Changyou’s previous and any future acquisitions and/or strategic alliances may have an adverse effect on its ability to manage its business and may also result in impairment charges.”

Online advertising revenues from the 17173.com Website could fail to grow, or could decline further, as a result of the shift from PC games to mobile games in the online games market and uncertainties in the online advertising market.

Changyou’s online advertising revenues of $25.1 million for the year ended December 31, 2017, which were mainly derived from the operation of the 17173.com Website, represented 4.3% of Changyou’s total revenues for the year, and represented a decline of $14.3 million, or 36%, from its online advertising revenues for the year ended December 31, 2016. Changyou’s ability to avoid further declines in, or grow, its online advertising revenues may be adversely affected by any of the following risk factors:

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

Changyou relies on advertising agencies to sell online advertising services on the 17173.com Website. If current trends of consolidation of advertising agencies in the China market continue, the bargaining power of the large advertising agencies resulting from such consolidation may permit them to require that Changyou pay higher sales rebates, which would adversely affect Changyou’s online advertising revenues.

Most of the online advertising services of the 17173.com Website are distributed by, and most of the online advertising revenues of the 17173.com Website are derived from, advertising agencies. For example, in 2017 Changyou engaged nine advertising agencies, which contributed approximately 99.6% of the online advertising revenues of the 17173.com Website. In consideration for these agencies’ services, Changyou is required to pay certain percentages of revenues as sales rebates. If the online advertising market is consolidated and effectively controlled by a small number of large advertising agencies, such advertising agencies may be in a position to demand higher sales rebates based on increased bargaining power, which could negatively affect Changyou’s online advertising growth, as Changyou books its online advertising revenue net of its sales rebates to advertising agencies.

Risks Related to the Cinema Advertising Business

There are uncertainties regarding the future growth of the cinema advertising industry in China.

Changyou’s cinema adverting business experienced strong growth in 2016 and 2017 and has benefited from robust growth in China’s cinema and movie industry in recent years. If the recent growth in China’s cinema and movie industry slows or the industry declines in the future, pre-film advertising slots are likely to become less attractive to advertisers, which would have an adverse effect on Changyou’s cinema advertising business. In addition, advertisers are increasingly turning to new advertising formats, such as video streaming, as Internet technology develops. If pre-film advertising becomes less attractive to advertisers than such new formats, Changyou’s cinema business will be adversely affected. Moreover, the rapid growth of Changyou’s cinema advertising business in recent years placed strain on its management personnel, systems and resources. Changyou may not be able to efficiently or effectively implement its growth strategies and manage the growth of its cinema advertising business, and any failure to do so may limit its future growth and hamper its overall business strategy.

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

Changyou’s cinema advertising business generates revenues through contracts that it enters into with advertisers to place their advertisements in the pre-film advertising slots that Changyou has purchased from operators of movie theaters. Changyou relies on its sales force to identify and sell pre-film advertising slots to potential advertisers. If Changyou cannot maintain a stable and capable sales force or if Changyou is unable to sell to advertisers a large enough portion of the pre-film advertising slots, it may not be able to generate sufficient revenues to recoup its upfront payments and additional committed payments under the contracts with the operators of the movie theaters. Any failure by Changyou to develop, maintain or expand cooperative relationships with advertisers could cause its cinema advertising revenues to decrease.

The prospects for growth of Changyou’s cinema adverting business may be adversely affected by the promulgation, implementation, and interpretation of PRC laws and regulations concerning cinema adverting.

Under the Notice on Strengthening the Administration of Cinema Advertising and the Notice on Further Regulating the Administration of the Cinema Advertising, effective on July 2004 and February 2009, respectively, cinema advertising operators and the content of cinema advertisements must comply with the Advertising Law of the People’s Republic of China, or the New Advertising Law, issued by the Standing Committee of the National People’s Congress and effective on September 1, 2015, and other relevant laws and regulations. On November 7, 2016, the Standing Committee of the National People’s Congress promulgated the Film Industry Promotion Law of PRC, or FIPL, which became effective on March 1, 2017. Among other things, the FIPL forbids the displaying of advertisements during the presentation of a feature film. If any existing or future PRC laws or regulations, or their implementation or interpretation by the relevant authorities, place burdensome restrictions on cinema advertising, Changyou’s cinema advertising business may be adversely affected.

Risks Related to Doing Business in China

The SAPPRFT’s, the MIIT’s, the MOC’s, and other PRC authorities’ regulatory supervision of the online game industry may adversely affect Changyou’s online game operations.

The SAPPRFT has issued a series of regulations affecting the online game industry and providing guidance regarding online game operations. The SAPPRFT issued a notice in September 2009 stating that the SAPPRFT would be the only governmental agency with the authority to review and approve online games, including reviewing and approving the importation of online games from offshore copyright owners, and that all online game operators must obtain an Internet publishing license in order to operate online games and related services and obtain additional pre-approval from the SAPPRFT to make any changes to, or any new versions or expansion packs of, the originally approved online games. The Measures of Internet Publication Service Administration issued by the SAPPRFT and the MIIT, or the New Internet Publication Measures, which became effective on March 10, 2016 and replaced the Temporary Measures for Internet Publication Administration that had become effective in 2002, require that entities in the Internet publishing business apply for an online publishing service license, instead of an Internet publishing license, that entities holding an Internet publishing license apply for an online publishing service license within a specified period of time to replace their Internet publishing license, and that all such entities obtain approval from the SAPPRFT prior to the publication of new online games. On May 24, 2016, the SAPPRFT issued a Notice of the SAPPRFT on Administration of Mobile Game Publishing Services, or the Mobile Game Notice, which became effective on July 1, 2016. The Mobile Game Notice provides that the content of mobile games is subject to review, and that mobile game publishers and operators must apply for publishing and authorization codes for the games. Under the Mobile Game Notice, significant upgrades and expansion packs for mobile games that have previously been approved for publishing may be regarded as new works, and the operators will be required to obtain approval for such upgrades and expansion packs before they are released. In the event of any failure to meet these license and approval requirements, an operator may face heavy penalties, such as being ordered to stop operation, or having its business license revoked. Changyou’s online game business may be adversely affected by these SAPPRFT and MIIT notices, as the launch of online games, new versions, expansion packs and imported games might be delayed because of the approval required. Such delays may result in higher costs for Changyou’s online game operation and have an adverse effect on its game revenue.

The MOC also has issued regulations affecting the online game industry. For example, on June 3, 2010, the MOC issued the Interim Measures for Online Games Administration, or the Online Game Measures, which became effective on August 1, 2010. The Online Game Measures stipulate that the MOC has the power to review the content of all online games except online game publications that have been pre-approved by the SAPPRFT. However, the Online Game Measures do not clearly specify what constitutes “online game publication.” Furthermore, the Online Game Measures provide that all domestic online games must be filed with the MOC, while all imported online games are subject to a content review prior to their launch. If a substantial change (for example, any significant modification to a game’s storyline, language, tasks, or trading system) is made to an existing imported or domestic online game, it will be subject to a new content review. Changyou’s online game business may be adversely affected by the Online Game Measures. The Online Game Measures do not set forth any specific procedure for the required filing and content review procedures for online games and therefore may cause delay when Changyou tries to file or apply for content review with the MOC. For Changyou’s imported licensed games, the requirement for pre-approval by the MOC of any substantial change of Changyou’s games may cause delay in releasing its expansion packs of the games, which may result in higher costs for its online game operations and have an adverse effect on its game revenues. In addition, the Online Game Measures do not resolve certain inconsistencies and ambiguities resulting from pronouncements included in previous notices issued by the SAPPRFT and the MOC.

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

Changyou is required to obtain applicable permits, approvals and registrations from, and make necessary filings with, different regulatory authorities in order to operate its online games. For example, as an online game operator in China, Changyou must obtain an ICP license from the MIIT, an Online Cultural Operating Permit from the MOC and an online publishing service license from the SAPPRFT in order to distribute games through the Internet. Any online game Changyou operates needs to be approved by the SAPPRFT prior to its launch and filed with the MOC within 30 days after its launch. Once a new online game or any upgrade, expansion pack or new version of any existing game is launched, such new game or such upgrade, expansion pack or new version must be filed with the MOC and approval must be obtained from the SAPPRFT for online publication. If Changyou fails to maintain any of its permits, approvals or registrations, to make any necessary filings, or to apply for and obtain any new permits, approvals or registrations or make any new filings on a timely basis, Changyou may be subject to various penalties, including fines and a requirement that it discontinues or limits its operations.

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

Under regulations issued by the SAPPRFT and the MIIT, online game operators are required to have an online publishing service license (or before the New Internet Publication Measures became effective on March 10, 2016, an Internet publishing license), and an authorization code obtained under such a license is required for each game in operation and publicly available in the PRC. Changyou publishes certain of its existing games with authorization codes obtained under Internet publishing licenses held by third parties. See “PRC Regulation—Regulation of Online Games Services” and “PRC Regulation—Regulation of the Provision of Internet Content— Online Cultural Products.” Current PRC regulations are not clear as to the consequence of obtaining authorization codes through the licenses of third-party entities. Changyou’s past and expected future practices might be challenged by the SAPPRFT, which could subject Changyou to various penalties, including fines, confiscation of publishing equipment and the revenues generated from the publishing activities, the revocation of its business license, or the forced discontinuation of or restrictions on its operations.

Restrictions on virtual currency may adversely affect Changyou’s online game revenues.

Changyou’s online game revenues are collected through the online sale of game points and sale of its prepaid cards, which are considered to be the “virtual currency” as such term is defined in the Notice on Strengthening the Administration of Online Game Virtual Currency, or the Virtual Currency Notice, which was jointly issued by the MOC and the MOFCOM in 2009. PRC laws and regulations, including the Virtual Currency Notice, have provided various restrictions on virtual currency and imposed various requirements and obligations on online game operators with respect to the virtual currency used in their games, including that (i) the total amount of virtual currency issued by online game operators and the amount purchased by individual users in the PRC is subject to limits, and online game operators are required to report the total amount of their issued virtual currency on a quarterly basis and are prohibited from issuing disproportionate amounts of virtual currency in order to generate revenues; (ii) virtual currency may only be provided to users in exchange for payment in RMB and may only be used to pay for virtual goods and services of the issuer of the currency, and online game operators are required to keep transaction data records for no less than 180 days; (iii) online game operators are prohibited from providing lucky draws or lotteries that are conducted on the condition that participants contribute cash or virtual currency in exchange for game props or virtual currencies; (iv) online game operators are prohibited from providing virtual currency trading services to minors; and (v) companies involved with virtual currency in the PRC must be either issuers or trading platforms, and may not operate simultaneously as issuers and as trading platforms. On December 1, 2016, the MOC issued Notice of Ministry of Culture on Regulating Online Game Operation Strengthening Interim and Ex-post Supervision, or the Online Game Operation Notice, which became effective on May 1, 2017. The Online Game Operation Notice stipulates that online game operators may not allow online game virtual currency to be exchanged for real currency or physical items, except that, when online game operators cease offering their online game products and services to users, the operators may repay the users with real currency or other actual physical or intangible assets for unused virtual currency. Changyou must tailor its business model carefully, including designing and operating its databases to maintain users’ information for the minimum required period, in order to comply with the requirements of current PRC laws and regulations, including the Virtual Currency Notice and the Online Game Operation Notice, in a manner that in many cases can be expected to result in relatively lower sales of its game coins and an adverse impact on its online game revenues.

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

In the course of playing Changyou’s games, game players can acquire and accumulate virtual assets, such as game player experience, skills and weaponry. Such virtual assets can be highly valued by game players and in some cases are traded among game players for real money or assets. In practice, virtual assets can be lost for various reasons, such as data loss caused by delay of network service by a network crash, or by hacking activities. There are currently no PRC laws or regulations governing property rights with respect to virtual assets. As a result, it is unclear who the legal owner of virtual assets is and whether the ownership of virtual assets is protected by law. In addition, it is unclear under PRC law and regulations whether an operator of online games such as Changyou would have any liability (whether in contract, tort or otherwise) for loss of such virtual assets by game players. Based on several judgments regarding the liabilities of online game operators for loss of virtual assets by game players, the courts have generally required the online game operators to provide well-developed security systems to protect such virtual assets owned by game players. In the event of a loss of virtual assets, Changyou may be sued by game players and may be held liable for damages.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no comments that we received from the staff of the SEC 180 days or more before the end of the year ended December 31, 2017 regarding our periodic or current reports under the Exchange Act that remain unresolved.

ITEM 2. PROPERTIES

Sohu

In February 2007, we purchased an office building of approximately 18,265 square meters in Beijing, for consideration of approximately $35.3 million, of which 18,228 square meters have been leased to Sogou since November 2013.

In November 2009, we entered into a contract for the purchase and development of an office building of approximately 41,283 square meters in Beijing to serve as our headquarters, for consideration of approximately $162 million. The office building was placed in service in May 2013.

As of December 31, 2017, we leased office space in Beijing of approximately 7,644 square meters. We also leased office space of approximately 18,467 square meters in other cities in the PRC.

Sogou

As of December 31, 2017, Sogou leased 6,129 square meters of office space in Beijing, in addition to office space that Sogou leased from Sohu. Sogou also leased a total of approximately 2,913 square meters of office space in Chengdu, the provincial capital of Sichuan province in the PRC, and a total of approximately 277 square meters of office space in Tianjin.

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

As of December 31, 2017, Changyou leased additional office space in Beijing of approximately 817 square meters. Changyou also leased office space of approximately 17,227 square meters in other cities in the PRC and in other countries.

ITEM 3. LEGAL PROCEEDINGS

From time to time we become subject to legal proceedings and claims in the ordinary course of our business. Such legal proceedings or claims, even if not meritorious, could result in the expenditure of significant financial and management resources.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES IR

Market Information

Our common stock is traded on the NASDAQ Global Select Market, under the symbol “SOHU.” Public trading in our common stock commenced on July 12, 2000. The following table sets forth the high and low sale prices of our common stock as reported by the NASDAQ Stock Market for the quarters indicated.

	2016		2017
	High	Low	High	Low
First quarter	$55.21	$41.47	$43.60	$34.59
Second quarter	49.85	35.65	49.22	38.20
Third quarter	45.84	36.43	56.98	44.46
Fourth quarter	45.00	32.60	70.86	43.35

The closing price of our common stock on February 22, 2018 as reported by the NASDAQ Global Select Market was $34.05.

Holders

As of February 13, 2018, there were 9 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the exact number of beneficial holders represented by these record holders. As of February 13, 2018, there were approximately 11,700 beneficial holders of our common stock.

Dividends

We do not expect Sohu.com Inc. to pay any dividends to its shareholders in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The information in Item 12 of this report is incorporated herein by reference.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

For the years ended December 31, 2017 and 2016 we did not have a program for the repurchase of outstanding shares of common stock of Sohu.com Inc., of outstanding ADSs of Sogou Inc., or of outstanding ADSs of Changyou.com Limited.

Use of Proceeds

On July 17, 2000, we completed an underwritten IPO of our common stock pursuant to a Registration Statement on Form S-1 (SEC file No. 333-96137), which became effective on July 10, 2000. There has been no change in the information regarding use of proceeds from the IPO that was included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 27, 2017.

PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return for Sohu, the NASDAQ Stock Market (U.S. companies) Index (or the NASDAQ Market Index) and the Morningstar Group Index. The graph covers the period from December 31, 2012 to December 31, 2017. The graph assumes that $100 was invested on December 31, 2012 in our common stock, the NASDAQ Market Index and the Morningstar Group index, and the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return

ASSUMES $100 INVESTED ON DEC. 31, 2012

ASSUMES DIVIDEND REINVESTED

	Sohu.com Inc.	Morningstar Group	NASDAQ Market Index
12/31/2012	100.00	100.00	100.00
12/31/2013	154.06	173.21	140.12
12/31/2014	112.34	179.52	160.78
12/31/2015	120.81	226.79	171.97
12/31/2016	71.59	230.23	187.22
12/31/2017	91.57	328.73	242.71

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

	Year Ended December 31,
	2013	2014	2015	2016	2017
	(In thousands, except per share data)
Statements of Comprehensive Income Data:
Revenues:
Online advertising:
Brand advertising	$428,526	$541,158	$577,114	$447,956	$314,066
Search and search-related advertising	198,915	357,839	539,521	597,133	801,199
Subtotal of online advertising revenues	627,441	898,997	1,116,635	1,045,089	1,115,265
Online games	669,168	652,008	636,846	395,709	449,533
Others	103,665	122,072	183,610	209,633	296,164

Total revenues	1,400,274	1,673,077	1,937,091	1,650,431	1,860,962
Cost of revenues:
Online advertising:
Brand advertising	221,659	307,708	383,187	371,085	363,592
Search and search-related advertising	109,139	163,918	238,944	290,158	412,904
Subtotal of cost of online advertising revenues	330,798	471,626	622,131	661,243	776,496
Online games	93,307	142,552	156,315	96,168	62,775
Others	55,945	71,456	80,618	102,389	195,895

Total cost of revenues	480,050	685,634	859,064	859,800	1,035,166

Gross profit	920,224	987,443	1,078,027	790,631	825,796

Operating expenses:
Product development	276,120	409,285	398,143	353,144	412,173
Sales and marketing	351,653	526,514	383,931	434,780	413,045
General and administrative	108,970	204,325	173,160	119,841	122,874
Goodwill impairment and impairment of intangible assets acquired as part of business acquisitions	0	52,282	40,324	0	86,882

Total operating expenses	736,743	1,192,406	995,558	907,765	1,034,974

Operating profit /(loss)	183,481	(204,963)	82,469	(117,134)	(209,178)

Other income /(loss), net	12,721	9,959	74,526	(10,713)	6,658
Interest income	36,746	37,560	30,643	22,499	24,138
Interest expense	(8,917)	(6,583)	(7,184)	(1,356)	(4,088)
Exchange difference	(6,660)	(1,142)	5,337	12,803	(14,385)

Income /(loss) before income tax expense	217,371	(165,169)	185,791	(93,901)	(196,855)
Income tax expense	50,422	6,050	76,936	21,072	273,148

Net income /(loss)	166,949	(171,219)	108,855	(114,973)	(470,003)
Less: Net income attributable to the mezzanine-classified noncontrolling interest shareholders	17,780	0	0	0	0
Net income attributable to the noncontrolling interest shareholders	82,044	(32,309)	146,542	109,048	84,523
Dividend or deemed dividend to noncontrolling Sogou Pre-IPO Series A Preferred shareholders	82,432	27,747	11,911	0	0

Net loss attributable to Sohu.com Inc.	$(15,307)	$(166,657)	$(49,598)	$(224,021)	$(554,526)

Net income /(loss)	$166,949	$(171,219)	$108,855	$(114,973)	$(470,003)
Other comprehensive income /(loss)	47,125	(8,390)	(87,655)	(77,155)	68,429

Comprehensive income /(loss)	214,074	(179,609)	21,200	(192,128)	(401,574)

Less: Comprehensive income attributable to the mezzanine-classified noncontrolling interest shareholders	17,780	0	0	0	0
Comprehensive income /(loss) attributable to noncontrolling interest shareholders	92,407	(33,797)	118,138	78,824	117,960

Dividend or deemed dividend to noncontrolling Sogou Pre-IPO Series A Preferred shareholders	82,423	27,747	11,911	0	0

Comprehensive income /(loss) attributable to Sohu.com Inc.	21,464	(173,559)	(108,849)	(270,952)	(519,534)
Basic net loss per share attributable to Sohu.com Inc.	$(0.40)	$(4.33)	$(1.28)	$(5.79)	$(14.27)

Shares used in computing basic net loss per share attributable to Sohu.com Inc.	38,255	38,468	38,598	38,706	38,858

Diluted net loss per share attributable to Sohu.com Inc.	$(0.47)	$(4.43)	$(1.32)	$(5.83)	$(14.30)

Shares used in computing diluted net loss per share attributable to Sohu.com Inc.	38,502	38,468	38,598	38,706	38,858

	As of December 31,
	2013	2014	2015	2016	2017
	(In thousands)
Balance Sheets Data:
Cash and cash equivalents	$1,287,288	$876,340	$1,245,205	$1,050,957	$1,364,096
Restricted cash	0	0	0	0	3,928
Restricted time deposits	434,048	426,748	227,285	269	271
Investments in debt securities	82,009	0	0	0	0
Working capital	937,146	902,923	814,933	918,520	1,474,699
Total assets	2,998,715	2,867,009	3,042,194	2,563,690	3,389,239
Short-term bank loans	410,331	25,500	344,500	0	61,216
Long-term bank loans	0	344,500	0	0	122,433
Total liabilities	1,161,995	1,178,103	1,311,442	1,005,895	1,572,002
Noncontrolling interest	510,015	487,245	489,730	564,215	1,066,603
Total shareholders’ equity	1,836,720	1,688,906	1,730,752	1,557,795	1,817,237

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sohu.com Inc. (NASDAQ: SOHU), a Delaware corporation organized in 1996, is a leading Chinese online media, search and game service group providing comprehensive online products and services on PCs and mobile devices in the People’s Republic of China (the “PRC” or “China”). Our businesses are conducted by Sohu.com Inc. and its subsidiaries and VIEs (collectively referred to as the “Sohu Group” or the “Group”). The Sohu Group consists of Sohu, which when referred to in this report, unless the context requires otherwise, excludes the businesses and the corresponding subsidiaries and VIEs of Sogou Inc. (“Sogou”) and Changyou.com Limited (“Changyou”), Sogou and Changyou. Sogou and Changyou are indirect controlled subsidiaries of Sohu.com Inc. Sohu is a leading Chinese language online media content and services provider. Sogou is a leading online search and search-related services and mobile Internet product provider in China. Changyou is a leading online game developer and operator in China as measured by the popularity of its PC game TLBB and its mobile game Legacy TLBB, and engages primarily in the development, operation and licensing of online games for PCs and mobile devices.

Sogou completed its IPO on the NYSE in November 2017 (trading under the symbol “SOGO”) and Changyou completed its IPO on NASDAQ in April 2009 (trading under the symbol “CYOU”). As Sohu.com Inc. is the controlling shareholder of both Sogou and Changyou, Sohu.com Inc. consolidates Sogou and Changyou in its consolidated financial statements, and recognizes noncontrolling interests reflecting economic interests in Sogou and Changyou held by shareholders other than Sohu.com Inc.

Through the operation of Sohu, Sogou and Changyou, we generate online advertising revenues, including brand advertising revenues and search and search-related advertising revenues; online games revenues; and other revenues. Online advertising and online games are our core businesses. Most of our operations are conducted through our China-Based Subsidiaries and VIEs.

For the year ended December 31, 2017, our total revenues were approximately $1.86 billion, representing an increase of 13% compared to 2016, and our gross margin decreased from 48% to 44%. Our online advertising business generated revenues of $1.12 billion, with a 7% annual increase, representing 60% of total revenues. Our online game business generated revenues of $449.5 million, with a 14% annual increase, representing 24% of total revenues. In 2017, our net loss before deducting the noncontrolling interest was $470.0 million, compared to net loss of $115.0 million in 2016. In 2017, our net loss after deducting the noncontrolling interest was $554.5 million, compared to a net loss of $224.0 million in 2016. Diluted net loss per share attributable to Sohu.com Inc. was $14.30 in 2017, compared to a diluted net loss per share attributable to Sohu.com Inc. of $5.83 in 2016.

Factors and Trends Affecting our Business

With the accelerated shift in user activities from PCs to mobile devices and an increase in the number of Internet users, the use of various kinds of mobile Internet services continued to increase. At Sohu, we focused our efforts on developing a portfolio of leading mobile products across our business lines that we believed our users would like.

Smartphones have reshaped the online media business in China, as in-stream feeds have become a mainstream format through which users have become accustomed to receiving personalized information. In 2017, to ensure we remain as a premier destination for our audience, we invested extensively in content and technology for Sohu Media Portal. We continually refined the design of our key product Sohu News APP, and introduced innovative features to meet users’ appetites. We improved the algorithm used by the recommendation engine of Sohu News APP to enhance the user experience. Our advertising revenues from large brand advertisers were soft through 2017, as we faced challenges competing for their budgets. In the meantime, demand from small and medium enterprise (“SME”) customers was resilient as we proactively expanded our sales network to cover large numbers of local businesses.

Online video services remained one of the most popular Internet applications, and continued to gain viewers from television stations. The video industry continued to be deeply competitive as major online platforms aggressively competed for popular content. The competition led to an escalation in the price of content, especially the prices of premium TV programs. Since 2016, Sohu Video has gradually shifted its focus to the self-developed content category, which, in our view, will create long-lasting value to our platform. Leveraging our exclusive original content, we also actively explored opportunities with subscription services that we believe will become an important revenue source in addition to traditional advertising revenues. Beginning in the second quarter of 2017, Sohu Video stopped chasing the costly domestic TV dramas that are scheduled to be released in 2018. We expect that this decision will generate substantial cost savings and help narrow the operating loss of Sohu Video in 2018.

For our search and search-related business, Sogou is China’ second-largest search engine by mobile queries. In December 2017, Sogou Search had an 18% market share in China based on mobile queries, as compared to 15% in March 2017, according to iResearch. During 2017, Sogou continued to strengthen its competitive advantages in search from channel to content, leveraging the robust ecosystem it has built and shared with Tencent. Since October 2017, Tencent has been testing, on a trial basis and for purposes of assessment, the integration of Sogou Search into Weixin/WeChat. With this initiative, users of Weixin/WeChat can use Sogou Search as a general search function within Weixin/WeChat to access Internet information outside Weixin/WeChat. Sogou is working closely with Tencent on product testing and optimization and intend to discuss commercial arrangements upon the completion of the trial stage. In 2017, Sogou made the strategic decision to invest in the development of its search offerings across select verticals, notably healthcare and cross-language search. By differentiating its search content, Sogou has been able to provide users with more comprehensive, higher-quality search results. At the same time, Sogou focused on developing AI technology centered on natural language processing, and has made solid progress in voice, translation and Q&A. Sogou has further leveraged these AI capabilities to enhance the search experience for users.

For Changyou’s online game business, PC games revenue experienced a decrease in 2017 as a result of the natural decline of Changyou’s older PC games, including TLBB. Meanwhile mobile games revenue increased significantly in 2017, which was mainly due to the revenue contribution of Legacy TLBB, which was launched in the second quarter of 2017. Changyou intends to remain focused on improving game quality and further investing in visual graphics, other technologies and talent development. While Changyou continues to focus on MMORPG development, it also aims to improve its R&D and product innovation capabilities in advanced casual and SLG games. For the three months ended December 31, 2017, Changyou’s PC games and mobile games had approximately 5.5 million Average Monthly Active Accounts and approximately 2.0 million Quarterly Aggregate Active Paying Accounts.

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

Noncontrolling Interest for Sogou

Sogou completed its IPO on the NYSE in November 2017. Prior to the completion of Sogou’s IPO, Sohu.com Inc. controlled the election of a majority of the Board of Directors of Sogou pursuant to a shareholders’ agreement that expired upon the completion of the IPO. Following the completion of Sogou’s IPO, pursuant to the Voting Agreement, Sohu.com Inc. still has the right to appoint a majority of Sogou’s Board of Directors.

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

Noncontrolling Interest Recognition before Sogou’s IPO

Sogou’s cumulative results of operations attributable to the Sogou noncontrolling shareholders, based on the following principles of allocation of Sogou’s profit and loss, along with changes in shareholders’ equity/(deficit) and adjustment for share-based compensation expense in relation to those share-based awards that were unvested and vested but not yet settled and the Sogou noncontrolling shareholders’ investments in Sogou Series A Preferred Shares outstanding before Sogou’s IPO (“Sogou Pre-IPO Series A Preferred Shares”) and Sogou Series B Preferred Shares outstanding before Sogou’s IPO (“Sogou Pre-IPO Series B Preferred Shares”) (together, the “Sogou Pre-IPO Preferred Shares”) and Sogou ordinary shares outstanding before Sogou’s IPO (“Sogou Pre-IPO Class A Ordinary Shares” and “Sogou Pre-IPO Class B Ordinary Shares, as applicable) were accounted for as a noncontrolling interest classified as permanent equity in our consolidated balance sheets, as we had the right to reject a redemption requested by the noncontrolling shareholders. These treatments were based on the terms governing investment, and on the terms of the classes of Sogou shares held, by the noncontrolling shareholders in Sogou before Sogou’s IPO.

Principles of Allocation of Sogou’s Profit and Loss—By virtue of the terms of the Sogou Pre-IPO Preferred Shares, Pre-IPO Class A Ordinary Shares, and Pre-IPO Class B Ordinary Shares, Sogou’s losses were allocated in the following order before Sogou’s IPO:

(i) net losses were allocated to holders of the Sogou Pre-IPO Class A Ordinary Shares and the holder of the Sogou Pre-IPO Class B Ordinary Shares until their basis in Sogou decreased to zero;

(ii) additional net losses were allocated to holders of the Sogou Pre-IPO Series A Preferred Shares until their basis in Sogou decreased to zero;

(iii) additional net losses were allocated to the holder of the Sogou Pre-IPO Series B Preferred Shares until its basis in Sogou decreased to zero; and

(iv) further net losses were allocated between Sohu and noncontrolling shareholders based on their shareholding percentage in Sogou.

Net income from Sogou was allocated in the following order before Sogou’s IPO:

(i) net income was allocated between Sohu and noncontrolling shareholders based on their shareholding percentage in Sogou until their basis in Sogou increased to zero;

(ii) additional net income was allocated to the holder of the Sogou Pre-IPO Series B Preferred Shares to bring its basis back;

(iii) additional net income was allocated to holders of the Sogou Pre-IPO Series A Preferred Shares to bring their basis back;

(iv) further net income was allocated to holders of the Sogou Pre-IPO Class A Ordinary Shares and the holder of the Sogou Pre-IPO Class B Ordinary Shares to bring their basis back; and

(v) further net income was allocated between Sohu and noncontrolling shareholders based on their shareholding percentage in Sogou.

Noncontrolling Interest Recognition after Sogou’s IPO

Sogou’s cumulative results of operations attributable to the Sogou noncontrolling shareholders, based on their share of the economic interest in Sogou, along with changes in shareholders’ equity and adjustment for share-based compensation expense in relation to share-based awards that are unvested and vested but not yet settled and adjustment for changes in our ownership in Sogou, are recorded as noncontrolling interest in our consolidated balance sheets.

Noncontrolling Interest for Changyou

Changyou is a public company listed on the NASDAQ Global Select Market. As of December 31, 2017, we held approximately 68% of the combined total of Changyou’s outstanding ordinary shares, and controlled approximately 95% of the total voting power in Changyou.

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

Pay-for-click Services

Pay for click services enable advertisers’ promotional links to be displayed on Sogou search result pages and other Internet properties and third parties’ Internet properties where the links are relevant to the subject and content of searches and such properties. For pay for click services, Sogou introduces Internet users to its advertisers through auction-based pay-for-click systems and charges advertisers on a per-click basis when the users click on the displayed links. Revenue for pay-for-click services is recognized on a per click basis when the users click on the displayed links.

Other Online Advertising Services

Other online advertising services mainly consist of displaying advertisers’ promotional links on Sogou’s Internet properties. Revenue for time-based advertising is normally recognized on a straight-line basis over the contract period, provided Sogou’s obligations under the contract and all revenue recognition criteria have been met. Revenue for performance-based advertising services is recognized when its obligations under the contract have been met and all revenue recognition criteria have been met.

Sogou’s online advertising services expand distribution of advertisers’ promotional links and advertisements by leveraging traffic on third parties’ Internet properties, including Web content, software, and mobile applications. Sogou is the primary obligor to the advertisers and payments made to operators of third-party Internet properties are included in traffic acquisition costs, which are included in cost of search and search-related advertising revenues.

Online Game Revenues

Changyou’s online game revenues are generated primarily from its self-operated and licensed-out PC games and mobile games. Prior to the sale of the 7Road business in 2015, Changyou generated online game revenues from Web games, which have been an insignificant part of Changyou’s business since the sale. Changyou’s online game revenues also include a small amount revenues generated from online card and board games offered by MoboTap. All of Changyou’s games are operated under the item-based revenue model, where the basic game play functions are free of charge and players are charged for purchases of in-game virtual items, including those with a predetermined expiration time and perpetual virtual items.

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

Licensed Out Games

Changyou also authorizes third parties to operate its online games. Licensed out games include PC games and mobile games developed in house (such as Changyou’s mobile game Legacy TLBB) and mobile games jointly developed with third-party developers. Changyou receives monthly revenue-based royalty payments from all the third-party licensee operators. Changyou receives additional up-front license fees from certain third-party licensee operators who are entitled to an exclusive right to operate Changyou’s games in specified geographic areas. Since Changyou is obligated to provide post-sale services, the initial license fees are recognized as revenue ratably over the license period, and the monthly revenue-based royalty payments are recognized when relevant services are delivered, provided that collectability is reasonably assured. Changyou views the third-party licensee operators as Changyou’s customers and recognizes revenues on a net basis, as Changyou does not have the primary responsibility for fulfillment and acceptability of the game services. Changyou remits to the third-party developers a pre-agreed percentage of revenues and keeps the balance pursuant to revenue-sharing agreements. Such revenue-sharing amounts paid to third-party developers are included in Changyou’s cost of revenues or product development expenses.

Other Revenues

Sohu

Other revenues attributable to Sohu consist primarily of revenues from paid subscription services, interactive broadcasting services, sub-licensing of purchased video content to third parties, content provided through the platforms of the three main telecommunications operators in China, and the filming business.

Sogou

Other revenues attributable to Sogou are revenues from IVAS revenues, which are mainly from the operation of Web games and mobile games developed by third parties and the provision of online reading services, and revenues from other products and services, including smart hardware products.

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

Changyou provides IVAS primarily through software applications for PCs and mobile devices offered by MoboTap on the Dolphin Browser and by RaidCall. Revenues from IVAS are recognized during the period the services are rendered or items are consumed under the gross method, as Changyou is the principal obligor for provision of the services.

Cost of Revenues

Cost of Online Advertising Revenues

Cost of online advertising revenues includes cost of revenues from brand advertising services as well as cost of revenues from search and search-related services.

Cost of Brand Advertising Revenues

Cost of brand advertising revenues mainly consists of content and license costs, bandwidth leasing costs, and salary and benefits expenses.

Cost of Search and Search-related Advertising Revenues

Cost of search and search-related advertising revenues mainly consists of traffic acquisition costs, bandwidth leasing costs, depreciation expenses, as well as salary and benefits expenses. Traffic acquisition costs consist primarily of payments to third parties that direct search queries of the users to Internet properties of Sogou or distribute Sogou advertisers’ promotional links through such third parties’ Internet properties. The traffic acquisitions costs for such arrangements consist primarily of fees that Sogou pays to the third parties based on an agreed upon unit price and revenue sharing payments that Sogou makes to such third parties based on an agreed upon percentage of revenues generated from users’ clicks.

Cost of Online Game Revenues

Cost of online game revenues mainly consists of revenue-sharing payments, salary and benefits expenses, bandwidth leasing costs, content and license costs, depreciation and amortization expenses, and other direct costs.

Cost of Other Revenues

Cost of other revenues mainly consists of payments to theaters and film production companies for pre-film screening advertising slots, cost of smart hardware products, content and license costs related to paid subscription services, revenue-sharing payments related to the IVAS business, and revenue-sharing payments related to interactive broadcasting services.

Product Development Expenses

Product development expenses mainly consist of salary and benefits expenses, technical service fees, share-based compensation expense, content and license costs, depreciation and amortization expenses, and facilities expenses. These expenses are incurred for the enhancement and maintenance of our Internet platforms as well as for our products and services, including the development costs of online games prior to the establishment of technological feasibility and cost of upgrades and technical support after the online games are available for marketing.

Sales and Marketing Expenses

Sales and marketing expenses mainly consist of advertising and promotional expenses, salary and benefits expenses, travelling and entertainment expenses, and facilities expenses. Advertising and promotional expenses generally represent the expenses of promotions to create or stimulate a positive image of us or a desire to subscribe for our products and services. Advertising and promotional expenses are expensed as incurred.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses, professional fees, bad debts, travelling and entertainment expenses, facilities expenses, and depreciation and amortization expenses.

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

Sogou Share-based Awards

In determining the fair value of share options granted by Sogou as share-based awards, a binomial valuation model was applied. The determination of the fair value is affected by the fair value of the ordinary shares as well as assumptions regarding a number of complex and subjective variables, including risk-free interest rates, exercise multiples, expected forfeiture rates, expected share price volatility rates, and expected dividends. The fair values of the ordinary shares were assessed using the income approach/discounted cash flow method or based on the mid-point of the estimated IPO price range, in each case with a discount for lack of marketability, given that the shares underlying the awards were not publicly traded at the time of grant. Certain persons who became Sogou employees when Tencent’s Soso search and search-related businesses were transferred to Sogou on September 16, 2013 had been granted restricted share units under Tencent’s share award arrangements prior to the transfer of the businesses to Sogou. These Tencent restricted share units will continue to vest under the original Tencent share award arrangements provided the transferred employees continue to be employed by Sogou during the requisite service period. After the transfer of the Soso search and search-related businesses to Sogou, Sogou applied the guidance in ASC 505-50 to measure the related compensation expense, as the expense is deemed to have been incurred by Tencent as an investor on Sogou’s behalf, based on the then-current fair value at each reporting date. To determine the then-current fair value of the Tencent restricted share units granted to these employees, the public market price of the underlying shares at each reporting date was applied. Because Sogou is not required to reimburse Tencent for such share-based compensation expense, the related amount was recorded by Sogou as a capital contribution from Tencent.

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

Compensation Expense Recognition

For options and restricted share units granted with respect to Sohu (excluding Sohu Video) shares and Changyou shares, compensation expense is recognized on an accelerated basis over the requisite service period. For share options granted with respect to Sogou shares, compensation expense is recognized over the estimated period during which the service period requirement and performance target will be met, which is usually within one year, or, after the performance target of Sogou’s completion of an IPO was met upon the completion of Sogou’s IPO on November 13, 2017, on an accelerated basis over the requisite service period. For Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search and search-related businesses, compensation expense is recognized by Sogou on an accelerated basis over the requisite service period, and the fair value of the share-based compensation is re-measured at each reporting date until the service has been provided. The number of share-based awards for which the service is not expected to be rendered over the requisite period is estimated, and no compensation expense is recorded for the number of awards so estimated.

For Sogou Pre-IPO Class A Ordinary Shares repurchased from our former President and Chief Financial Officer in the first quarter of 2017, share-based compensation expense was recognized by us in the consolidated statements of comprehensive income in an amount equal to the excess of the repurchase price over the fair value of the Sogou Pre-IPO Class A Ordinary Shares at the repurchase date.

Sohu Video Share-based Awards

On January 4, 2012, Sohu Video, the holding entity of Sohu’s video division, adopted a 2011 Share Incentive Plan (the “Video 2011 Share Incentive Plan”) which provides for the issuance of up to 25,000,000 ordinary shares of Sohu Video (representing approximately 10% of the outstanding Sohu Video shares on a fully-diluted basis) to management and key employees of the video division and to Sohu management. As of December 31, 2017, grants of options for the purchase of 16,368,200 ordinary shares of Sohu Video had been contractually made, of which options for the purchase of 4,972,800 ordinary shares were vested.

For purposes of ASC 718-10-25, as of December 31, 2017, no grant date had occurred, because the broader terms and conditions of the option awards had neither been finalized nor mutually agreed upon with the recipients. Therefore the fair value of the awards was not determinable and could not be accounted for. In accordance with ASC 718-10-55, our management determined that the service inception date with respect to vested option awards for the purchase of 4,972,800 shares had preceded the grant date. Therefore, we recognized compensation expense for these vested Sohu Video share-based awards and re-measured, and will re-measure, the compensation expense on each subsequent reporting date based on the then-current fair values of these vested awards until the grant date is established.

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

As of December 31, 2017, the following principal entities were qualified as HNTEs and were entitled to an income tax rate of 15%.

For Sohu’s Business

•	Sohu New Momentum. Sohu New Momentum qualified as an HNTE for the years 2016 through 2018, and will need to re-apply for HNTE qualification in 2019.

•	Sohu Internet. Sohu Internet qualified as an HNTE for the years 2015 through 2017, and will need to re-apply for HNTE qualification in 2018.

•	Sohu Media and Guangzhou Qianjun. Sohu Media and Guangzhou Qianjun re-applied for HNTE qualification and received approval in November 2017 and December 2017, respectively. New Media and Guangzhou Qianjun are entitled to continue to enjoy the beneficial tax rate as HNTEs for the years 2017 through 2019, and will need to re-apply for HNTE qualification in 2020.

For Sogou’s Business

•	Sogou Information. Sogou Information qualified as an HNTE for the years 2015 through 2017, and will need to re-apply for HNTE qualification in 2018.

•	Sogou Technology. Sogou Technology re-applied for HNTE qualification and received approval in December 2017. Sogou Technology is entitled to continue to enjoy the beneficial tax rate as an HNTE for the years 2017 through 2019, and will need to re-apply for HNTE qualification in 2020.

•	Sogou Network. Sogou Network qualified as an HNTE for the years 2016 through 2018, and will need to re-apply for HNTE qualification in 2019.

For Changyou’s Business

•	Gamease and AmazGame. Gamease and AmazGame re-applied for HNTE qualification and received approval in October 2017 and December 2017, respectively. Gamease and AmazGame are entitled to continue to enjoy the beneficial tax rate as HNTEs for the years 2017 through 2019, and will need to re-apply for HNTE qualification in 2020.

•	Gamespace. Gamespace qualified as HNTE for the years 2017 through 2019, and will need to re-apply for HNTE qualification in 2020.

Principal Entities Qualified as Software Enterprises and KNSE

The CIT Law and its implementing regulations provide that a “Software Enterprise” is entitled to an income tax exemption for two years beginning with its first profitable year and a 50% reduction to a rate of 12.5% for the subsequent three years. An entity that qualifies as a KNSE is entitled to a further reduced preferential income tax rate of 10%. Enterprises wishing to enjoy the status of a Software Enterprise or a KNSE must perform a self-assessment each year to ensure they meet the criteria for qualification and file required supporting documents with the tax authorities before using the preferential CIT rates. These enterprises will be subject to the tax authorities’ assessment each year as to whether they are entitled to use the relevant preferential CIT treatments. If at any time during the preferential tax treatment years an enterprise uses the preferential CIT rates but the relevant authorities determine that it fails to meet applicable criteria for qualification, the relevant authorities may revoke the enterprise’s Software Enterprise/KNSE status.

For Sohu’s Business

•	Sohu New Momentum. In 2017, Sohu New Momentum completed a self-assessment, filed required supporting documents, and was qualified as a Software Enterprise, which entitled it to the first year of an income tax rate reduction from 25% to 12.5% for 2016. Sohu New Momentum will follow the same process in 2018 to entitle it to the second year of an income tax rate reduction from 25% to 12.5% for 2017.

For Sogou’s Business

•	Sogou Technology. In 2017, Sogou Technology completed a self-assessment and filed required supporting documents for KNSE status for 2016. In 2017, Sogou Technology was qualified as a KNSE after the relevant government authorities’ assessment and was entitled to a preferential income tax rate of 10% for 2016. Sogou Technology will follow the same process in 2018 for KNSE status for 2017.

For Changyou’s Business

•	Wuhan Baina Information. In 2017, Wuhan Baina Information completed a self-assessment, filed required supporting documents and was qualified as a Software Enterprise, which entitled it to the first year of an income tax exemption for 2016. Wuhan Baina Information will follow the same process in 2018 to entitle it to the second year of an income tax exemption for 2017.

•	AmazGame. In 2017, AmazGame completed a self-assessment and filed required supporting documents for KNSE status for 2016. Also in 2017, AmazGame was qualified as a KNSE after the relevant government authorities’ assessment and was entitled to a preferential income tax rate of 10% for 2016. AmazGame will follow the same process in 2018 for KNSE status for 2017.

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

U.S. Corporate Income Tax

Sohu.com Inc. is a Delaware corporation that is subject to U.S. corporate income tax on its taxable income at a rate of up to 21% for taxable years beginning after December 31, 2017 and U.S. corporate income tax on its taxable income of up to 35% for prior tax years. The U.S. Tax Reform signed into law on December 22, 2017 significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump-sum payment. See Note 14 to our audited consolidated financial statements beginning on page F-1 of this report.

Certain activities conducted in the PRC may result in U.S. corporate income taxes being imposed on Sohu.com Inc. when its subsidiaries that are controlled foreign corporations (“CFCs”) generate income that is subject to Subpart F of the U.S. Internal Revenue Code (“Subpart F”). Generally, passive income, such as rents, royalties, interest, dividends, and gains from disposal of our investments, is among the types of income subject to taxation under Subpart F. Any income taxable under Subpart F is taxable in the U.S. at federal corporate income tax rates of up to 21%. Subpart F income also includes certain income from intercompany transactions between Sohu.com Inc.’s non-U.S. subsidiaries and VIEs and Changyou’s non-U.S. subsidiaries and VIEs or Sogou’s non-U.S. subsidiaries and VIEs, or where Sohu.com Inc.’s non-U.S. subsidiaries or VIEs make an “investment in U.S. property,” such as holding the stock in, or making a loan to, a U.S. corporation. Under a provision of the U.S. tax code commonly referred to as the CFC look-through rule, Sohu.com Inc. has not had to treat dividends received by its CFC subsidiaries as Subpart F income includible in Sohu.com Inc.’s taxable income in the U.S. The CFC look-through rule, which is currently scheduled to expire for taxable years beginning after December 31, 2019, has been extended several times by the U.S. Congress. Unless further extended, the CFC look-through rule will be available for Sohu.com Inc.’s CFC subsidiaries and their VIEs only through their taxable years ending November 30, 2020.

To the extent that portions of Sohu.com Inc.’s U.S. taxable income, such as Subpart F income or GILTI, are determined to be from sources outside of the U.S., subject to certain limitations, Sohu.com Inc. may be able to claim foreign tax credits to offset its U.S. income tax liabilities. If dividends that Sohu.com Inc. receives from its subsidiaries are determined to be from sources outside of the U.S., subject to certain limitations, Sohu.com Inc. will generally not be required to pay U.S. corporate income tax on those dividends. Any liabilities for U.S. corporate income tax will be accrued in our consolidated statements of comprehensive income and estimated tax payments will be made when required by U.S. law.

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

Additionally, for purposes of calculating the numerator of diluted net income /(loss) per share, the net income /(loss) attributable to the Sohu Group is calculated as follows:

Sogou’s net income /(loss) attributable to Sohu.com Inc.

Before Sogou’s IPO

Before Sogou’s IPO, Sogou’s net income /(loss) attributable to Sohu.com Inc. was determined using the percentage that the weighted average number of Sogou shares held by Sohu.com Inc. represented of the weighted average number of the Sogou Pre-IPO Preferred Shares and Pre-IPO Ordinary Shares, shares issuable upon the conversion of convertible preferred shares under the if-converted method, and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, and was not determined by allocating Sogou’s net income /(loss) to Sohu.com Inc. using the methodology for the calculation of net income /(loss) attributable to the Sogou noncontrolling shareholders.

After Sogou’s IPO

After Sogou’s IPO, Sogou’s net income /(loss) attributable to Sohu.com Inc. is determined using the percentage that the weighted average number of Sogou shares held by Sohu.com Inc. represents of the weighted average number of Sogou ordinary shares and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, and not by using the percentage held by Sohu.com Inc. of the total economic interest in Sogou, which is used for the calculation of basic net income per share.

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

Changyou’s net income /(loss) attributable to Sohu.com Inc.

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

Our financial instruments consist primarily of cash equivalents, short-term investments, accounts receivable, prepaid and other current assets, long-term investments (including available-for-sale equity securities), accounts payable, accrued liabilities, receipts in advance and deferred revenue, short-term bank loans, other short-term liabilities, long-term bank loans and long-term accounts payable.

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

Foreign exchange forward contracts

Foreign exchange forward contracts are initially recognized on the date a foreign exchange forward contract is entered into and are subsequently measured at fair value. Changyou entered into such foreign exchange forward contracts in compliance with its risk management policy for the purpose of eliminating the negative impact on earnings and equity resulting from fluctuations in the exchange rate between the U.S. dollar and the RMB. The instruments are marked-to-market at each period-end with the associated changes in fair value recognized in the line item “Other income /(loss), net” in the consolidated statements of comprehensive income and “Other short-term liabilities” or “Prepaid and other current assets” in the consolidated balance sheets. The net cash inflow and outflow related to the settlement of the forward contracts are recorded in the line item “Other investing activities” under “Cash flows from investing activities” in the consolidated statements of cash flows.

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

The estimated useful lives of our intangible assets are listed below:

Intangible Assets	Estimated Useful Lives (years)
Domain names and trademarks	4-30
Developed technologies	3-10
Computer software	1-5
Video content	6 months to 2 years, or over the applicable licensing period
Cinema advertising slot rights	over the contract terms
Operating rights for licensed games	over the contract terms

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

RESULTS OF OPERATIONS

Revenues

The following table presents our revenues by revenue source and by proportion for the periods indicated (in thousands, except percentages):

	Year ended December 31,
	2015		2016		2017		2016 VS 2015		2017 VS 2016
	Amount	Percentage of the total revenue	Amount	Percentage of the total revenue	Amount	Percentage of the total revenue	Amount	Incremental ratio	Amount	Incremental ratio
Revenues:
Online advertising:
Brand advertising	$577,114	30%	$447,956	27%	$314,066	17%	$(129,158)	(22)%	$(133,890)	(30)%
Search and search-related advertising	539,521	28%	597,133	36%	801,199	43%	57,612	11%	204,066	34%

Subtotal of online advertising revenues	1,116,635	58%	1,045,089	63%	1,115,265	60%	(71,546)	(6)%	70,176	7%
Online games	636,846	33%	395,709	24%	449,533	24%	(241,137)	(38)%	53,824	14%
Others	183,610	9%	209,633	13%	296,164	16%	26,023	14%	86,531	41%

Total revenues	$1,937,091	100%	$1,650,431	100%	$1,860,962	100%	$(286,660)	(15)%	$210,531	13%

Online Advertising Revenues

Online advertising revenues were $1.12 billion for 2017, compared to $1.05 billion and $1.12 billion, respectively, for 2016 and 2015.

Brand Advertising Revenues, Generated by Sohu and Changyou

Brand advertising revenues were $314.1 million for 2017, compared to $448.0 million and $577.1 million, respectively, for 2016 and 2015. The year-on-year reduction in brand advertising revenues from 2016 to 2017 resulted mainly from reductions in the revenues of Sohu Video and Focus. The year-on-year reduction in brand advertising revenues from 2015 to 2016 resulted mainly from a reduction in the revenues of Sohu Video.

Sohu

•	Sohu Media Portal

Revenues from Sohu Media Portal were $152.0 million for 2017, compared to $181.8 million and $197.6 million, respectively, for 2016 and 2015. In 2017, while the slowdown in the growth of the economy in China shrank the budgets of brand advertisers, rapid growth in the number of small and medium enterprises (“SMEs”) advertising on Sohu Media Portal helped offset the impact to some extent. The number of advertisers for Sohu Media Portal was 6,680 for 2017, compared to 4,259 and 3,471, respectively, for 2016 and 2015. The average amount spent per advertiser was approximately $23,000 for 2017, compared to $43,000 and $57,000, respectively, for 2016 and 2015.

•	Sohu Video

Revenues from Sohu Video were $79.7 million for 2017, compared to $123.1 million and $212.8 million, respectively, for 2016 and 2015. The changes were mainly attributable to reductions both in the number of advertisers and in the average amount spent per advertiser. The number of advertisers on Sohu Video was 324, 455 and 587, respectively, for 2017, 2016 and 2015. The average amount spent per advertiser was approximately $246,000, $271,000 and $363,000, respectively, for 2017, 2016 and 2015.

•	Focus

Revenues from Focus were $57.3 million for 2017, compared to $103.7 million and $109.6 million, respectively, for 2016 and 2015. The decreases from 2016 to 2017 were mainly due to the PRC government’s implementation of tightened real estate policies at the beginning of 2017.

Revenues from Focus were generated through the Fixed Price model and the E-commerce model.

For the Fixed Price model, revenues were $39.8 million for 2017, compared to $49.0 million and $55.4 million, respectively, for 2016 and 2015.

For the E-commerce model, revenues were $17.5 million for 2017, compared to $54.7 million and $54.2 million, respectively, for 2016 and 2015. The number of developers with which we had cooperation arrangements was 949, 1,490 and 1,015, respectively, for 2017, 2016 and 2015. The number of paying subscribers for membership services was 26,412, 95,613 and 94,149, respectively, for 2017, 2016 and 2015.

Changyou

•	17173.com Website

Revenues from the 17173.com Website were $25.1 million for 2017, compared to $39.4 million and $57.1 million, respectively, for 2016 and 2015. The decreases were primarily a result of fewer PC games and Web games being marketed on the 17173.com Website. The number of advertisers on the 17173.com Website was 170, 193 and 194, respectively, for 2017, 2016 and 2015. The average amount spent per advertiser was approximately $148,000, $204,000 and $294,000, respectively, for 2017, 2016 and 2015.

Other information

Sales to our five largest advertisers and advertising agencies comprised approximately 23% of total brand advertising revenues for 2017, compared to 19% and 26%, respectively, for 2016 and 2015. As of December 31, 2017, 2016 and 2015, we recorded $13.4 million, $12.3 million and $21.4 million, respectively, of receipts in advance from advertisers. As of December 31, 2017, we had obligations to provide, and advertisers had obligations to purchase, advertising services under existing contracts in the amount of $7.6 million that are required to be provided during the year ending December 31, 2018.

Search and Search-related advertising Revenues, Generated by Sogou

Revenues from search and search-related advertising services were $801.2 million for 2017, compared to $597.1 million and $539.5 million, respectively, for 2016 and 2015. The year over year increase from 2016 to 2017 was mainly due to healthy traffic growth and improved monetization on mobile devices.

The increase in revenues from search and search-related advertising services was mainly attributable to an increase in revenues from auction-based pay-for-click services. Revenues from auction-based pay-for-click services accounted for approximately 83% of the total search and search-related advertising revenues for 2017, compared to 78% and 77%, respectively, for 2016 and 2015.

The growth in revenues from auction-based pay-for-click services resulted from increases both in the number of advertisers and in average revenue per advertiser (or “ARPA”). The number of auction-based pay-for-click advertisers was approximately 137,000 for 2017, compared to 116,000 and 114,000, respectively, for 2016 and 2015. The ARPA for auction-based pay-for-click services was $4,856 for 2017, compared to $3,995 and $3,630, respectively, for 2016 and 2015. The increase in auction-based pay-for-click advertisers was primarily driven by a successful expansion of our network of advertising agencies. The increase in ARPA was primarily attributable to an increase in the number of paid clicks. The total number of our paid clicks increased by 43% for 2017, primarily driven by strong growth in mobile paid clicks as a result of rapidly-growing mobile search traffic, and an improved click-through rate on mobile devices, which was partially offset by declining PC paid clicks.

Online Game Revenues Generated by Changyou

Revenues from the online game business were $449.5 million for 2017, compared to $395.7 million and $636.8 million, respectively, for 2016 and 2015. The increase from 2016 to 2017 was mainly due to the revenue contribution of the mobile game Legacy TLBB, which was launched in the second quarter of 2017, and the decrease from 2015 to 2016 was mainly due to the natural decline in revenues of Changyou’s older games, and a decrease in Web game revenues upon the completion of the sale of the 7Road business during the third quarter of 2015.

PC games and Mobile Games

Revenues from PC games were $239.1 million for 2017, compared to $274.6 million and $387.6 million, respectively, for 2016 and 2015, representing 53%, 69% and 61%, respectively, of Changyou’s online game revenues for the corresponding years. The dominant PC game operated by Changyou is TLBB. The year-on-year decrease in revenues from PC games was mainly due to the natural decline in revenues of TLBB, which is an older PC game. In 2017, the PC game TLBB generated $197.7 million in revenues, accounting for approximately 44% of Changyou’s online game revenues, approximately 34% of Changyou’s total revenues and approximately 11% of the Sohu Group’s total revenues.

Revenues from mobile games were $208.4 million for 2017, compared to $116.8 million and $203.3 million, respectively, for 2016 and 2015. The dominant mobile game operated by Changyou was Legacy TLBB. The year-on-year increase in mobile game revenues for 2017 was $91.6 million, mainly driven by the the revenue contribution of Legacy TLBB. The year-on-year decrease in mobile game revenues for 2016 was $86.5 million, mainly due to the natural decline in revenues of TLBB 3D, which is an older mobile game. In 2017, the mobile game Legacy TLBB generated $139.5 million in revenues, accounting for approximately 31% of Changyou’s online game revenues, approximately 24% of Changyou’s total revenues, and approximately 8% of the Sohu Group’s total revenues.

The following table sets forth certain operating data for Changyou’s PC games and mobile games for the periods indicated:

Average Monthly Active Accounts (1)	Three Months Ended March 31		Three Months Ended June 30		Three Months Ended September 30		Three Months Ended December 31
(in millions)	PC games	Mobile games	PC games	Mobile games	PC games	Mobile games	PC games	Mobile games
2015	4.9	4.4	4.4	5.7	4.1	2.4	3.6	3.7
2016	3.0	3.2	2.9	2.4	2.7	2.8	2.5	1.6
2017	2.4	1.1	2.4	7.4	2.3	5.2	2.4	3.1

Quarterly Aggregate Active Paying Accounts (2)	Three Months Ended March 31		Three Months Ended June 30		Three Months Ended September 30		Three Months Ended December 31
(in millions)	PC games	Mobile games	PC games	Mobile games	PC games	Mobile games	PC games	Mobile games
2015	1.1	0.9	1.1	1.4	1.3	0.6	1.2	0.9
2016	1.1	0.8	1.0	0.6	1.0	0.7	1.0	0.4
2017	0.9	0.3	0.9	2.5	0.8	1.4	0.8	1.2

(1)	Average Monthly Active Accounts for a given period refers to the number of registered accounts that were logged in to these games at least once during the period.

(2)	Quarterly Aggregate Active Paying Accounts for a given quarter refers to the number of accounts from which game points are used at least once during the quarter.

Web Games

Revenues from Web games were $2.0 million for 2017, compared to $4.3 million and $45.9 million, respectively, for 2016 and 2015. The decrease in Web games revenues from 2015 to 2016 was mainly due to a decrease in Web game revenues upon the completion of the sale of the 7Road business during the third quarter of 2015.

Other Revenues

Revenues from other services were $296.2 million for 2017, compared to $209.6 million and $183.6 million, respectively, for 2016 and 2015. The $86.6 million year-on-year increase in 2017 was mainly attributable to a $22.9 million increase in revenues from the cinema advertisement business, a $20.3 million increase from IVAS and a $16.9 million increase from paid subscription services. The $26.0 million year-on-year increase in 2016 was mainly attributable to a $26.0 million increase in revenues from the cinema advertisement business, a $14.3 million increase in revenues from interactive broadcasting services and a $9.2 million increase in revenues from paid subscription services, offset by a $22.8 million decrease in revenues from the film “Jian Bing Man,” which was released in 2015.

Costs and Expenses

Cost of Revenues

The following table presents our cost of revenues by source and by proportion for the periods indicated (in thousands, except percentages):

	Year ended December 31,
	2015		2016		2017		2016 VS 2015		2017 VS 2016
	Amount	Percentage of the total cost	Amount	Percentage of the total cost	Amount	Percentage of the total cost	Amount	Incremental ratio	Amount	Incremental ratio
Cost of revenues:
Online advertising:
Brand advertising	$383,187	45%	$371,085	43%	$363,592	35%	$(12,102)	(3)%	$(7,493)	(2)%
Search and search-related advertising	238,944	28%	290,158	34%	412,904	40%	51,214	21%	122,746	42%

Subtotal of cost of online advertising revenues	622,131	73%	661,243	77%	776,496	75%	39,112	6%	115,253	17%
Online games	156,315	18%	96,168	11%	62,775	6%	(60,147)	(38)%	(33,393)	(35)%
Others	80,618	9%	102,389	12%	195,895	19%	21,771	27%	93,506	91%

Total cost of revenues	$859,064	100%	$859,800	100%	$1,035,166	100%	$736	0%	$175,366	20%

Cost of Online Advertising Revenues

Cost of online advertising revenues was $776.5 million for 2017, compared to $661.2 million and $622.1 million, respectively, for 2016 and 2015.

Cost of Brand Advertising Revenues

Cost of brand advertising revenues was $363.6 million for 2017, compared to $371.1 million and $383.2 million, respectively, for 2016 and 2015.

The year-on-year decrease for 2017 was $7.5 million, which mainly consisted of a $17.0 million decrease in bandwidth leasing costs, a $9.8 million decrease in salary and benefits expenses, a $2.9 million decrease in depreciation and amortization expenses, a $2.2 million decrease in travelling and entertainment expenses, and a $1.2 million decrease in facilities expenses, offset by a $27.7 million increase in content and license costs resulting primarily from impairment charge related to video content in 2017. In 2017, we recognized impairment losses of $70.6 million with respect to Sohu Video, mainly due to Sohu Video’s restructuring of its sales team and a strategy shift from purchasing expensive head content to self-producing content. Revenues for 2017 did not meet management’s expectations.

The year-on-year decrease for 2016 was $12.1 million, which mainly consisted of a $22.3 million decrease in bandwidth leasing costs, a $4.1 million decrease in salary and benefits expenses, a $1.7 million decrease in depreciation and amortization expenses and a $1.2 million decrease in share-based compensation expense, offset by a $18.8 million increase in content and license costs, and an impairment of purchased video content.

Our brand advertising gross margin was negative 16% for 2017, compared to 17% and 34%, respectively, for 2016 and 2015. The year-over-year decrease in our brand advertising gross margin for 2017 was mainly due to decreased revenues as well as impairment losses recognized with respect to video content in 2017.

Cost of Search and Search-related Advertising Revenues

Cost of search and search-related advertising revenues was $412.9 million for 2017, compared to $290.2 million and $238.9 million, respectively, for 2016 and 2015.

The year-on-year increase for 2017 was $122.7 million, which mainly consisted of a $101.2 million increase in traffic acquisition costs and a $13.8 million increase in depreciation and amortization expenses.

The year-on-year increase for 2016 was $51.3 million, which mainly consisted of a $40.8 million increase in traffic acquisition costs and a $7.0 million increase in bandwidth leasing costs.

Our search and search-related advertising gross margin was 48% for 2017, compared to 51% and 56%, respectively, for 2016 and 2015. The decrease in our search and search-related advertising gross margin for 2017 was mainly due to higher traffic acquisition costs as a percentage of search and search-related advertising revenues.

Cost of Online Game Revenues

Cost of online game revenues was $62.8 million for 2017, compared to $96.2 million and $156.3 million, respectively, for 2016 and 2015.

The year-on-year decrease in cost of online game revenues for 2017 was $33.4 million. The decrease included a $16.3 million decrease in revenue-sharing payments to mobile APP stores, a $5.7 million decrease in bandwidth leasing costs, a $4.9 million decrease in salary and benefits expenses, a $2.9 million decrease in revenue-sharing payments to third-party developers, and a $1.0 million decrease in content and license costs.

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

Our online game gross margin was 86%, 76% and 75%, respectively, for 2017, 2016 and 2015. The increase in our online game gross margin was mainly due to the successful launch of Legacy TLBB in the second quarter of 2017, which has a high gross margin as revenue is recognized on a net basis after revenue-sharing with the third-party licensee operator.

Cost of Other Revenues

Cost of other revenues was $195.9 million for 2017, compared to $102.4 million and $80.6 million, respectively, for 2016 and 2015. The year-on-year increase for 2017 was $93.5 million compared to 2016, which was mainly due to a $39.0 million increase in payments by Changyou to theaters for pre-film screening advertising slots, a $16.9 million increase in content and license costs related to paid subscription services, and a $15.2 million increase in Sogou’s smart hardware products costs. The year-on-year increase for 2016 was $21.8 million compared to 2015, which was mainly due to a $16.7 million increase in cinema advertising cost.

Operating Expenses

The following table presents our operating expenses by nature and by proportion for the periods indicated (in thousands, except percentages):

	Year ended December 31,
	2015		2016		2017		2016 VS 2015		2017 VS 2016
	Amount	Percentage of the total revenue	Amount	Percentage of the total revenue	Amount	Percentage of the total revenue	Amount	Incremental ratio	Amount	Incremental ratio
Operating expenses:
Product development	$398,143	40%	$353,144	39%	$412,173	40%	$(44,999)	(11)%	$59,029	17%
Sales and marketing	383,931	39%	434,780	48%	413,045	40%	50,849	13%	(21,735)	(5)%
General and administrative	173,160	17%	119,841	13%	122,874	12%	(53,319)	(31)%	3,033	3%
Goodwill impairment and impairment of intangible assets acquired as part of business acquisitions	40,324	4%	0	0%	86,882	8%	(40,324)	(100)%	86,882	0%

Total operating expenses	$995,558	100%	$907,765	100%	$1,034,974	100%	$(87,793)	(9)%	$127,209	14%

Product Development Expenses

Product development expenses were $412.2 million for 2017, compared to $353.1 million and $398.1 million, respectively, for 2016 and 2015.

The year-on-year increase for 2017 was $59.1 million, representing a year-on-year increase of 17%. The increase mainly consisted of a $35.2 million increase in salary and benefits expenses, a $14.4 million increase in share-based compensation expense, a $5.4 million increase in technical service fees, and a $2.1 million increase in travelling and entertainment expenses.

The year-on-year decrease for 2016 was $45.0 million, representing a year-on-year decrease of 11%. The decrease mainly consisted of a $25.6 million decrease in salary and benefits expenses, a $10.2 million decrease in share-based compensation expense, a $7.8 million decrease in impairment provision for operating rights for licensed games with technological feasibility, and a $5.2 million decrease in depreciation and amortization expenses, offset by a $4.8 million increase in technical service fees.

Sales and Marketing Expenses

Sales and marketing expenses were $413.0 million for 2017, compared to $434.8 million and $383.9 million, respectively, for 2016 and 2015.

The year-on-year decrease for 2017 was $21.8 million, representing a year-on-year decrease of 5%. The decrease mainly consisted of a $20.5 million decrease in advertising and promotional expenses, and a $5.7 million decrease in salary and benefits expenses, offset by a $3.5 million increase in share-based compensation expense.

The year-on-year increase for 2016 was $50.8 million, representing year-on-year growth of 13%. The increase mainly consisted of a $73.3 million increase in advertising and promotional expenses, offset by a $18.0 million decrease in salary and benefits expenses, and a $1.5 million decrease in depreciation and amortization expenses.

General and Administrative Expenses

General and administrative expenses were $122.9 million for 2017, compared to $119.8 million and $173.2 million, respectively, for 2016 and 2015.

The year-on-year increase for 2017 was $3.1 million, representing a year-on-year increase of 3%. The increase mainly consisted of a $8.6 million increase in share-based compensation expense, a $2.2 million increase in bad debts offset by a $4.2 million decrease in salary and benefits expenses, a $1.6 million decrease in professional fees, and a $1.4 million decrease in facilities expenses.

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

Goodwill Impairment and Impairment of Intangible Acquired as Part of Business Acquisitions

In 2017, we recognized goodwill impairment associated with MoboTap, which is operated by Changyou. For the online card and board games conducted by MoboTap, due to reinforced restrictions the Chinese regulatory authorities imposed on online card and board games, some of our key distribution partners informed us that they had decided to stop the distribution and promotion of card and board games in the third quarter of 2017, which had an adverse impact on MoboTap’s current performance, and also increased the uncertainty for its future operations and cash flow. As a result, we determined that it was unlikely that MoboTap would gain users and grow its online card and board games revenues in China. Our management performed an impairment test in the third quarter of 2017 using the discounted cash flow method, and impairment charges of $86.9 million were recognized to reflect the fair value of the MoboTap business, of which an $83.5 million impairment loss was recognized for goodwill and a $3.4 million impairment loss was recognized for intangible assets.

In 2016, there was no goodwill impairment or impairment of intangibles via acquisitions of businesses.

In 2015, we recognized $40.3 million of goodwill impairment and impairment of intangible acquired as part of business acquisition. This $40.3 million impairment loss consisted primarily of a $29.6 million goodwill impairment loss and a $8.9 million intangible assets impairment loss related to MoboTap. As the financial performance of the Dolphin Browser operated by MoboTap was below original expectations, Changyou’s management concluded that the Dolphin Browser was unable to provide expected synergies with Changyou’s platform channel business.

Share-based Compensation Expense

Share-based compensation expense was recognized in costs and expenses for the years ended December 31, 2015, 2016 and 2017, respectively, as follows (in thousands):

	Year Ended December 31,
Share-based compensation expense	2015	2016	2017
Cost of revenues	$1,748	$366	$198
Product development expenses	19,344	9,184	23,547
Sales and marketing expenses	3,054	2,394	5,915
General and administrative expenses	29,297	7,176	15,817

	$53,443	$19,120	$45,477

Share-based compensation expense recognized for share awards of Sohu (excluding Sohu Video), Sogou, Changyou and Sohu Video was as follows (in thousands):

	Year Ended December 31,
Share-based compensation expense	2015	2016	2017
For Sohu (excluding Sohu Video) share-based awards	$27,811	$2,761	$652
For Sogou share-based awards (2)	10,310	8,802	27,729
For Changyou share-based awards	15,024	8,402	17,394
For Sohu Video share-based awards (1)	298	(845)	(298)

	$53,443	$19,120	$45,477

Note (1): The negative amount resulted from re-measured compensation expense based on the then-current fair value of the awards on the reporting date.

Note (2): Compensation expense for Sogou share-based awards also includes compensation expense for Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search and search-related businesses and compensation expense of $4.0 million recognized in the first quarter of 2017 in connection with Sogou’s repurchase of Sogou Pre-IPO Class A Ordinary Shares from the former President and Chief Financial Officer of the Sohu Group, which is equal to the excess of the repurchase price over the fair value of the Sogou Pre-IPO Class A Ordinary Shares as of the repurchase date.

There was no capitalized share-based compensation expense for 2015, 2016 and 2017.

As of December 31, 2017, unrecognized share-based compensation expense for Sohu (excluding Sohu Video), Sogou and Changyou share-based awards was as follows (in thousands):

Unrecognized share-based compensation expense	As of December 31, 2017
For Sohu (excluding Sohu Video) share-based awards	$0
For Sogou share-based awards (3)	8,776
For Changyou share-based awards	4,837

$13,613

Note (3): Includes the unrecognized compensation expense for employees who transferred from Tencent with Soso search and search-related businesses.

Operating Profit /(Loss)

We had an operating loss of $209.2 million for 2017, compared to an operating loss of $117.1 million for 2016 and an operating profit of $82.5 million for 2015.

Other Income /(Loss)

Other income was $6.7 million for 2017, compared to other loss of $10.7 million and other income of $74.5 million, respectively, for 2016 and 2015. The changes were mainly due to a $27.8 million one-time expense recognized in the second quarter of 2016 related to a donation by Sogou to Tsinghua University related to setting up a joint research institute focusing on artificial intelligence technology, as well as a $5.8 million impairment loss recognized in the third quarter of 2017 related to Keyeast.

Interest Income

Interest income was $24.1 million for 2017, compared to $22.5 million and $30.6 million, respectively, for 2016 and 2015.

Interest Expense

Interest expense was $4.1 million for 2017, compared to $1.4 million and $7.2 million, respectively, for 2016 and 2015. The decrease in 2016 was primarily due to the repayment of bank loans.

Income Tax Expense

Income tax expense was $273.1 million for 2017, compared to $21.1 million and $76.9 million, respectively, for 2016 and 2015. The increase in 2017 resulted primarily from a one-time transition tax of $219 million recognized in the fourth quarter of 2017 that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of Sohu’s share of previously deferred earnings of certain non-U.S. subsidiaries of Sohu mandated by the U.S. Tax Reform, offset by a reduction of $4 million in liability for deferred U.S. income tax as a result of the U.S. Tax Reform, and to a lesser extent from an increase in online game revenues as a result of the launch of Changyou’s mobile game Legacy TLBB in the second quarter of 2017. We may elect to pay the one-time transition tax over eight years commencing in April 2019, or in a single lump-sum payment.

Net Income /(Loss)

As a result of the foregoing, we had a net loss of $470 million for 2017, compared to a net loss of $115.0 million and net income of $108.9 million, respectively, for 2016 and 2015.

Net Income Attributable to Noncontrolling Interest

Our net income attributable to noncontrolling interest was $84.5 million for 2017, compared to a net income attributable to noncontrolling interest of $109.0 million for 2016, and a net income attributable to noncontrolling interest of $146.5 million for 2015.

Dividend or deemed dividend to noncontrolling Sogou Pre-IPO Series A Preferred Shareholders

Dividend or deemed dividend to noncontrolling Sogou Per-IPO Series A Preferred shareholders was nil for 2017, compared to nil and $11.9 million, for 2016 and 2015.

The $11.9 million deemed dividend for 2015 resulted from Sogou’s repurchase of 6.4 million Sogou Pre-IPO Series A Preferred Shares from noncontrolling shareholders in September 2015. The deemed dividend was deemed to have been contributed by Sohu.com Inc., as a holder of ordinary shares of Sogou, representing a portion of the differences between the prices Sogou paid to Photon for Sogou Pre-IPO Series A Preferred Shares and the carrying amounts of Sogou Pre-IPO Series A Preferred Shares in our consolidated financial statements.

Net Loss attributable to Sohu.com Inc.

As a result of the foregoing, we had a net loss of $554.5 million attributable to Sohu.com Inc. for 2017, compared to a net loss of $224.0 million and $49.6 million attributable to Sohu.com Inc., respectively, for 2016 and 2015.

QUARTERLY RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, our unaudited quarterly results of operations for the eight quarters ended December 31, 2017. The data have been derived from our consolidated financial statements and, in our management’s opinion, they have been prepared on substantially the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial results for the periods presented. This information should be read in conjunction with the annual consolidated financial statements included elsewhere in this Form 10-K. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

For a discussion of changes in the basis of presentation for the periods presented below, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

	Three Months Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2016	2016	2016	2016	2017	2017	2017	2017
	(Unaudited, in thousands, except per share data)
Revenues:
Online advertising:
Brand advertising	$125,503	$112,887	$110,871	$98,695	$81,412	$86,071	$74,832	$71,751
Search and search-related advertising	133,814	160,152	150,667	152,500	142,035	186,747	225,363	247,054

Subtotal of online advertising revenues	259,317	273,039	261,538	251,195	223,447	272,818	300,195	318,805

Online games	102,529	99,227	98,553	95,400	85,325	122,398	132,427	109,383
Others	46,106	47,872	50,491	65,164	65,331	65,952	83,439	81,442

Total revenues	407,952	420,138	410,582	411,759	374,103	461,168	516,061	509,630
Cost of revenues:
Online advertising:
Brand advertising	85,636	93,654	102,137	89,658	80,197	124,730	75,733	82,932
Search and search-related advertising	62,092	71,998	76,457	79,611	82,107	96,692	115,422	118,683

Subtotal of cost of online advertising revenues	147,728	165,652	178,594	169,269	162,304	221,422	191,155	201,615

Online games	26,133	25,380	23,719	20,936	16,505	11,613	17,560	17,097
Others	18,986	21,226	20,571	41,606	40,070	45,159	53,679	56,987

Total cost of revenues	192,847	212,258	222,884	231,811	218,879	278,194	262,394	275,699

Gross profit	215,105	207,880	187,698	179,948	155,224	182,974	253,667	233,931
Operating expenses:
Product development	82,679	88,959	90,007	91,499	84,098	100,146	105,162	122,767
Sales and marketing	90,047	117,966	110,584	116,183	90,086	94,845	111,935	116,179
General and administrative	27,607	29,650	38,670	23,914	28,350	27,657	31,038	35,829
Goodwill impairment and impairment of intangible assets acquired as part of business acquisitions	0	0	0	0	0	0	86,882	0

Total operating expenses	200,333	236,575	239,261	231,596	202,534	222,648	335,017	274,775

Operating profit /(loss)	14,772	(28,695)	(51,563)	(51,648)	(47,310)	(39,674)	(81,350)	(40,844)

Other income /(loss)	3,924	(24,573)	3,678	6,258	4,099	3,306	(5,068)	4,321
Interest income	5,837	5,284	6,327	5,051	4,471	5,813	6,497	7,357
Interest expense	(698)	(244)	(209)	(205)	(175)	(205)	(1,141)	(2,567)
Exchange difference	(1,022)	3,866	702	9,257	(766)	(4,528)	(5,032)	(4,059)

Income /(loss) before income tax expense	22,813	(44,362)	(41,065)	(31,287)	(39,681)	(35,288)	(86,094)	(35,792)
Income tax expense	11,868	2,430	974	5,800	10,672	12,764	15,927	233,785

Net income /(loss)	10,945	(46,792)	(42,039)	(37,087)	(50,353)	(48,052)	(102,021)	(269,577)
Less: Net income attributable to the noncontrolling interest shareholders	31,231	16,232	32,775	28,810	17,895	40,131	1,939	24,558

Net loss attributable to Sohu.com Inc.	$(20,286)	$(63,024)	$(74,814)	$(65,897)	$(68,248)	$(88,183)	$(103,960)	$(294,135)

Basic net loss per share attributable to Sohu.com Inc.	$(0.52)	$(1.63)	$(1.93)	$(1.70)	$(1.76)	$(2.27)	$(2.67)	$(7.56)

Shares used in computing basic net loss per share attributable to Sohu.com Inc.	38,666	38,691	38,728	38,739	38,811	38,855	38,877	38,888

Diluted net loss per share attributable to Sohu.com Inc.	$(0.53)	$(1.64)	$(1.94)	$(1.71)	$(1.77)	$(2.28)	$(2.67)	$(7,57)

Shares used in computing diluted net loss per share attributable to Sohu.com Inc.	38,666	38,691	38,728	38,739	38,811	38,855	38,877	38,888

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

As of December 31, 2017, we had cash and cash equivalents of approximately $1.36 billion, restricted cash of $3.9 million, and short-term investments of $818.9 million. Of our cash and cash equivalents, $428.8 million was held in financial institutions inside Mainland China and $935.3 million was held in financial institutions outside of Mainland China. Of the cash and cash equivalents held in financial institutions inside Mainland China, $43.6 million was held by our VIEs and $385.2 million was held by our PRC-based subsidiaries.

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

See Item 1A “Risk Factors – Risks Related to China’s Regulatory Environment – Restrictions on currency exchange may limit our ability to use our revenues effectively,” “- Our offshore entities may need to rely on dividends and other distributions on equity paid by the Mainland China-based subsidiaries of our subsidiaries Sohu.com Limited, Sogou, and Changyou to fund any cash requirements those offshore entities may have. Our offshore entities may not be able to obtain cash from distributions because our subsidiaries and VIEs in Mainland China are subject to restrictions imposed by PRC law on paying such dividends and making other payments,” and “- Dividends we receive from our operating subsidiaries located in the PRC are subject to PRC profit appropriation and PRC withholding tax,” and “Risks Related to Our Corporate Structure – Although the Sohu Group holds substantial amounts of cash and cash equivalents, a significant portion of such cash and cash equivalents is held by Changyou and Sogou, and it can be difficult for Sohu to have access to the portion held by Changyou and Sogou. See also “Restrictions and Limitations on Cash Available to Sohu.com Inc.” below and Item 7A “Quantitative and Qualitative Disclosure About Market Risk – Foreign Currency Exchange Rate Risk.”

Cash Generating Ability

Our cash flows were summarized below (in thousands):

	Year Ended December 31,
	2015	2016	2017
Net cash provided by operating activities	$506,053	$239,620	$183,783
Net cash used in investing activities	(69,767)	(50,739)	(714,503)
Net cash provided by /(used in) financing activities	(43,116)	(327,934)	801,975
Effect of exchange rate change on cash and cash equivalents	(24,305)	(43,511)	30,200
Reclassification of cash and cash equivalents from /(to) assets held for sale	0	(11,684)	11,684

Net increase /(decrease) in cash and cash equivalents	368,865	(194,248)	313,139
Cash and cash equivalents at beginning of period	876,340	1,245,205	1,050,957

Cash and cash equivalents at end of period	$1,245,205	$1,050,957	$1,364,096

Net Cash Provided by Operating Activities

For 2017, $183.8 million net cash provided by operating activities was primarily attributable to our net loss of $470.0 million, adjusted by (i) the add back of non-cash items consisting of $224.0 million in depreciation and amortization expenses, $86.9 in goodwill impairment and impairment of intangible assets acquired as part of business acquisitions, $72.3 million in impairment of other intangible assets and other assets, $41.5 million of share-based compensation expense, $9.1 million in provision for allowance for doubtful accounts, $5.8 million in impairment of available-for-sale securities, and $2.0 million of investment loss from equity investments (ii) offset by $10.4 million in change in fair value of financial instruments and $1.3 million from other operating activities. The increase in cash from $223.9 million in working capital items is also included in operating cash flow.

For 2016, $239.6 million net cash provided by operating activities was primarily attributable to our net loss of $115.0 million, adjusted by (i) the add back of non-cash items consisting of $204.6 million in depreciation and amortization expenses, $22.9 million in impairment of other intangible and other assets, $19.1 million of share-based compensation expense, $7.1 million in provision for allowance for doubtful accounts, and $0.8 million of other items, (ii) offset by $13.1 million in change in fair value of financial instruments. The increase in cash from $113.2 million in working capital items is also included in operating cash flow.

For 2015, $506.1 million net cash provided by operating activities was primarily attributable to our net income of $108.9 million, adjusted by (i) the add back of non-cash items consisting of $237.4 million in depreciation and amortization expenses, $53.4 million in share-based compensation expense, $40.3 million in goodwill impairment and impairment of intangible assets acquired as part of business acquisitions, $17.8 million in impairment of other intangible and other assets, a $7.5 million investment loss from equity investments, and $3.1 million of other items, (ii) offset by $55.1 million of gain from the sale of the 7Road business and certain Changyou subsidiaries, $11.9 million of gain from sale of investments, and a $1.3 million change in the fair value of financial instruments. The increase in cash from $106.0 million working capital items is also included in operating cash flow.

Net Cash Used in Investing Activities

For 2017, $714.5 million net cash used in investing activities was primarily attributable to (i) $1.79 billion used in purchase of financial instruments, $145.3 million used in purchase of fixed assets and intangible assets, $7.7 million used in the purchase of long-term investments, and $1.4 million in payments for other investing activities, (ii) offset by $1.22 billion in proceeds from financial instruments, and $4.9 million from loan repayment by a third party to Changyou.

For 2016, $50.7 million net cash used in investing activities was primarily attributable to (i) $382.9 million used in the purchase of financial instruments, $288.9 million used in purchase of fixed assets and intangible assets, $21.0 million used in the purchase of long-term investments, and $18.1 million used in a matching loan from Changyou to Fox Financial, (ii) offset by $415.4 million of proceeds from financial instruments, $234.5 million from withdrawal of restricted time deposits ($225.5 million originally used as collateral for Changyou loans from offshore banks and $9.0 million originally used as collateral for credit facilities provided by a bank to certain Sogou employees), $5.1 million from loan repayment by a third party to Changyou, and $5.2 million cash received from other investing activities.

For 2015, $69.8 million net cash used in investing activities was primarily attributable to (i) $646.3 million used in purchase of financial instruments, $243.3 million used in the purchase of fixed assets and intangible assets, $39.5 million used in the purchase of long-term investments (mainly composed of Sohu’s investment of $16.3 million in Fox Financial Internet Finance Group Limited and Sogou’s investment of $12.0 million in Zhihu), $20.0 million in funds to a third party, and $13.1 million used in a matching loan from Changyou to Fox Financial, (ii) offset by $642.5 million of proceeds from financial instruments, $184.4 million in consideration received from Changyou’s sale of the 7Road business (net of cash in 7Road upon its disposition) and certain Changyou subsidiaries, the withdrawal of $40.4 million in restricted time deposits originally used as collateral for Changyou loans from offshore banks, $15.9 million in consideration received from sales of equity investments, and $9.4 million in return of funds from a third party.

Net Cash provided by /(Used in) Financing Activities

For 2017, $802.0 million net cash provided by financing activities was primarily attributable to (i) $622.1 million received from Sogou’s IPO, net of IPO Transaction Expenses , $190.2 million in proceeds received from bank loans, and $0.6 million received from exercise of share-based awards in a subsidiary, (ii) offset by $7.7 million used in repayment of Changyou loans from banks and $3.2 million used in the repurchase of Sogou Pre-IPO Class A Common Shares from a noncontrolling shareholder.

For 2016, $327.9 million net cash used in financing activities was primarily attributable to (i) $344.5 million used for repayment of Changyou loans from offshore banks, (ii) offset by $17.0 million Changyou received from a matching loan with Fox Financial.

For 2015, $43.1 million net cash used in financing activities was primarily attributable to (i) $25.5 million used in Changyou’s repayment of loans from offshore banks, $21.0 million used in Sogou’s repurchase of Sogou Pre- IPO Series A Preferred Shares from Photon, and $14.5 million used in Changyou’s repurchase of its ADSs, offset by (ii) $12.9 million in loan proceeds from Changyou, $2.1 million received from the exercise of share-based awards, and $2.9 million in proceeds from other financing activities.

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

The ability of Sohu.com Limited, Sogou Inc., and Changyou.com Limited to receive dividends and distributions from our China-based subsidiaries and VIEs, and the amount of cash available for distribution to, and use by, Sohu.com Inc., are subject to certain restrictions and limitations related to PRC law and our subsidiary and VIE structure. We do not expect any of such restrictions or taxes to have a material impact on our ability to meet our cash obligations. However, such restrictions and taxes limit our ability to use Sohu Group cash and cash equivalents held by Changyou and its subsidiaries and VIEs, and by Sogou and its subsidiaries and VIEs, for our Sohu business separate from Changyou and Sogou. See “Risk Factors – Risks Related to Our Corporate Structure – Although the Sohu Group holds substantial amounts of cash and cash equivalents, a significant portion of such cash and cash equivalents is held by Changyou and Sogou, and it can be difficult for Sohu to have access to the portion held by Changyou and Sogou.”

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

The CIT Law imposes a 10% withholding income tax for dividends distributed by foreign-invested enterprises in the PRC to their immediate holding companies outside Mainland China. A lower withholding tax rate will be applied if there is a tax treaty arrangement between Mainland China and the jurisdiction of the foreign holding company. A holding company in Hong Kong, for example, will be subject to a 5% withholding tax rate under an arrangement between the PRC and the Hong Kong Special Administrative Region on the “Avoidance of Double Taxation and Prevention of Fiscal Evasion with Respect to Taxes on Income and Capital” if such holding company is considered a non-PRC resident enterprise and holds at least 25% of the equity interests in the PRC foreign invested enterprise distributing the dividends, subject to approval of the PRC local tax authority. However, if the Hong Kong holding company is not considered to be the beneficial owner of such dividends under applicable PRC tax regulations, such dividend will remain subject to withholding tax at a rate of 10%. As of December 31, 2017, we had accrued deferred tax liabilities in the amount of $31.0 million for withholding taxes associated with dividends paid by Changyou’s Mainland China-based WFOEs to Changyou’s Hong Kong subsidiary.

Under regulations of the PRC State Administration of Foreign Exchange (“SAFE”), the RMB is not convertible into foreign currencies for capital account items, such as loans, repatriation of investments and investments outside of Mainland China, unless prior approval of the SAFE is obtained and prior registration with the SAFE is made.

PRC Restrictions Related to Our VIE Structure

A significant portion of our operations is conducted through our VIEs, which generate a significant amount of our revenues. Significant cash balances remained in certain of our VIEs as of December 31, 2017. As our VIEs are not owned by our PRC subsidiaries, the VIEs are not able to make dividend payments to the subsidiaries. Therefore, in order for Sohu.com Inc. or our subsidiaries outside of Mainland China to receive any dividends, loans, or advances from our PRC subsidiaries, in some cases we may need to rely on payments made by our VIEs to our PRC subsidiaries pursuant to service contracts between them. Depending on the nature of services provided by our PRC subsidiaries to their corresponding VIEs, certain of these payments will subject to PRC taxes, such as VAT, which will effectively reduce the amount that the PRC subsidiary receives from its corresponding VIE. In addition, the PRC government could impose restrictions on such payments or change the tax rates applicable to such payments.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth our contractual obligations as of December 31, 2017 (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total Payments Required
Purchase of cinema advertisement slot rights	67,942	52,508	26,524	8,249	1,305	1,301	157,829
Purchase of bandwidth	67,827	1,398	1,196	327	0	0	70,748
Purchase of content and services – video	38,224	19,007	1,134	0	0	0	58,365
Operating lease obligations	18,025	9,118	3,842	666	61	10	31,722
Expenditures for operating rights for licensed games with technological feasibility	19,844	1,039	0	0	0	0	20,883
Purchase of content and services – others	7,019	971	77	32	0	0	8,099
Fees for operating rights for licensed games in development	2,447	0	0	0	0	0	2,447
Others	4,721	377	87	0	0	0	5,185

Total Payments Required	226,049	84,418	32,860	9,274	1,366	1,311	355,278

OTHER LONG-TERM LIABILITIES

We recorded long-term taxes payable of $249.6 million, consisting primarily of a one-time transition tax of $218.5 million recognized in the fourth quarter of 2017 that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of Sohu’s share of previously deferred earnings of certain non-U.S. subsidiaries of Sohu mandated by the U.S. Tax Reform, and a $31.1 million unrecognized tax benefit, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Revenue from Contracts with Customers. In May 2014, the FASB issued ASU No. 2014-09, ‘‘Revenue from Contracts with Customers (Topic 606).’’ This guidance supersedes current guidance on revenue recognition in Topic 605, ‘‘Revenue Recognition.’’ In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date of ASU No. 2014-09 for all entities by one year. For publicly-traded business entities that follow U.S. GAAP, the deferral results in the new revenue standards’ being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. We will apply the new revenue standard beginning January 1, 2018. We set up an implementation team and analyzed each of the revenue streams in accordance with the new revenue standard to determine the impact on our consolidated financial statements. In the fourth quarter of 2017, we completed the evaluation of our adoption of ASU 2014-09 (including those subsequently issued updates that clarify ASU 2014-09’s provisions) and finalized our determination of the impact of the guidance on revenue recognition. We do not expect the new revenue standard to have a material impact on our consolidated financial statements, except that, based on the new guidance, revenues or expenses from barter transactions in which advertising services are received in exchange for advertising services will be recognized beginning January 1, 2018.

Recognition and Measurement of Financial Assets and Financial Liabilities. On January 5, 2016, the FASB issued ASU 2016-01 (“ASU 2016-01”), Recognition and Measurement of Financial Assets and Financial Liabilities, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This amendment requires all equity investments to be measured at fair value, with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We will apply the new standard beginning January 1, 2018 and recognize the changes in fair value for all equity investments measured at fair value through net income /(loss). For investments in equity securities lacking of readily determinable fair values, we will elect to use the measurement alternative defined as cost, less impairments, adjusted by observable price changes. We anticipate that the adoption of ASU 2016-01 will increase the volatility of our other income (expense), net, as a result of the remeasurement of our equity securities upon the occurrence of observable price changes and impairments.

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

Statement of Cash Flows (Topic 230): Restricted Cash. In November 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The standard should be applied to each period presented using a retrospective transition method. We do not expect the standard to have a material impact on us.

Business Combinations (Topic 805): Clarifying the Definition of a Business. In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The standard should be applied prospectively on or after the effective date. We will evaluate the impact of adopting this standard prospectively upon any acquisitions or disposals of assets or businesses.

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

The following table sets forth a summary of our foreign currency sensitive financial instruments as of December 31, 2017. These financial instruments are recorded at their fair value.

	Denominated in (in thousands)
	US$	RMB	HK$	Others	Total
Cash and cash equivalents	$930,328	$427,061	$5,539	$1,168	$1,364,096
Restricted cash	0	3,928	0	0	3,928
Short-term investments	300,731	518,203	0	0	818,934
Accounts receivable, net	3,942	245,301	1,016	209	250,468
Prepaid and other current assets	3,646	188,784	(136)	381	192,675

Available-for-sale equity securities	10,192	11,115	0	0	21,307
Restricted time deposits	240	31	0	0	271
Current liabilities	43,697	1,109,410	1,943	352	1,155,402
Long-term bank loans	0	122,433	0	0	122,433
Long-term accounts payable	0	1,157	0	0	1,157

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

INFLATION RATE RISK

According to the National Bureau of Statistics of China, the consumer price index grew 1.6% in 2017, compared to an increase of 2.0% in 2016. While the increase for 2017 represented a decline in the rate of inflation compared to 2016, there may be an increase in the rate of inflation in the future, which could have an adverse effect on our business.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers Zhong Tian LLP, an independent registered public accounting firm, as stated in their report which is included in this report on pages F-2.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company’s fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in the Proxy Statement for Sohu’s 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about April 27, 2018 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in the Proxy Statement for Sohu’s 2018 Annual Meeting of Stockholders under the heading “Executive Compensation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item, other than the table included below, will be included in the Proxy Statement for Sohu’s 2018 Annual Meeting of Stockholders under the heading “Beneficial Ownership of Common Stock” and is incorporated herein by reference.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (in thousands)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (in thousands)
Equity compensation plans approved by security holders-2010 Stock Incentive Plan
Stock Options	150	$0.001	150
Restricted Stock Units	0	0	0

Subtotal	150		150
Equity compensation plans not approved by security holders	0		0

Total	150		150

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the Proxy Statement for Sohu’s 2018 Annual Meeting of Stockholders under the heading “Transactions with Related Persons” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the Proxy Statement for Sohu’s 2018 Annual Meeting of Stockholders under the heading “Principal Accountant Fees, Services and Pre-approval Process” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements

Please see the accompanying Consolidated Financial Statements beginning on page F-1 of this report which are included in Item 8 above.

(a)(2) Financial Statements Schedule

Schedule I, Condensed Financial Information of Registrant (from F-76 to F-79), is included in this report and is incorporated into this Item 15(a)(2) by reference.

Condensed Balance Sheets as of December 31, 2016 and 2017

Condensed Statements of Comprehensive Loss for the Years Ended December 31, 2015, 2016, and 2017

Condensed Statements of Cash flows for the Years Ended December 31, 2015, 2016, and 2017

Notes to the Condensed Financial Statements

All other financial statements schedules have been omitted because the information required to be set forth therein is not applicable or is included in the Consolidated Financial Statements or notes thereto.

(b) Exhibits

See the Exhibit Index following Schedule I to this report.

ITEM 16.	FORM 10-K SUMMARY

None.

SOHU.COM INC.

All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the

Consolidated Financial Statements or Notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders of Sohu.com Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sohu.com Inc. and its subsidiaries as of December 31, 2017 and December 31, 2016, and the related consolidated statements of comprehensive income /(loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers Zhong Tian LLP

Beijing, the People’s Republic of China

February 28, 2018

We have served as the Company’s auditor since 1999.

SOHU.COM INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	As of December 31,
	2016	2017
ASSETS
Current assets:
Cash and cash equivalents	$1,050,957	$1,364,096
Restricted cash	0	3,928
Short-term investments	247,926	818,934
Accounts receivable, net	189,167	250,468
Assets held for sale	103,079	0
Prepaid and other current assets (including $29,019 and $32,005, respectively, due from a related party as of December 31, 2016 and 2017)	260,133	192,675

Total current assets	1,851,262	2,630,101

Fixed assets, net	503,631	529,717
Goodwill	68,290	71,565
Long-term investments, net	74,273	90,145
Intangible assets, net	32,131	23,060
Restricted time deposits	269	271
Prepaid non-current assets	4,734	4,211
Other assets	29,100	40,169

Total assets	$2,563,690	$3,389,239

LIABILITIES
Current liabilities:
Accounts payable (including accounts payable of consolidated variable interest entities (“VIEs”) without recourse to the Company of $15,824 and $53,842, respectively, as of December 31, 2016 and 2017)	$193,209	$288,394
Accrued liabilities (including accrued liabilities of consolidated VIEs without recourse to the Company of $96,695 and $76,883, respectively, as of December 31, 2016 and 2017)	324,876	343,106
Receipts in advance and deferred revenue (including receipts in advance and deferred revenue of consolidated VIEs without recourse to the Company of $44,797 and $46,939, respectively, as of December 31, 2016 and 2017)	118,951	127,758
Accrued salary and benefits (including accrued salary and benefits of consolidated VIEs without recourse to the Company of $10,306 and $8,137, respectively, as of December 31, 2016 and 2017)	92,475	102,087
Taxes payable (including taxes payable of consolidated VIEs without recourse to the Company of $11,475 and $18,210, respectively, as of December 31, 2016 and 2017)	40,014	96,541
Short-term bank loans (including short-term bank loans of consolidated VIEs without recourse to the Company of nil as of both December 31, 2016 and 2017)	0	61,216
Liabilities held for sale (including liabilities held for sale of consolidated VIEs without recourse to the Company of 3,232 and nil, respectively, as of December 31, 2016 and 2017)	3,902	0
Other short-term liabilities (including other short-term liabilities of consolidated VIEs without recourse to the Company of $89,994 and $71,644, respectively, as of December 31, 2016 and 2017, and due to a related party of $28,678 and $31,192, respectively, as of December 31, 2016 and 2017.)	159,315	136,300

Total current liabilities	932,742	1,155,402

Long-term accounts payable (including long-term accounts payable of consolidated VIEs without recourse to the Company of nil as of both December 31, 2016 and 2017 )	744	1,157
Long-term bank loans (including long-term bank loans of consolidated VIEs without recourse to the Company of nil as of both December 31, 2016 and 2017)	0	122,433
Long-term taxes payable (including long-term taxes payable of consolidated VIEs without recourse to the Company of $13,463 and $14,293, respectively, as of December 31, 2016 and 2017)	32,625	249,618
Deferred tax liabilities (including deferred tax liabilities of consolidated VIEs without recourse to the Company of $1,273 and $3,451, respectively, as of December 31, 2016 and 2017)	39,784	43,392

Total long-term liabilities	73,153	416,600

Total liabilities	$1,005,895	$1,572,002

Commitments and contingencies
SHAREHOLDERS’ EQUITY
Sohu.com Inc. shareholders’ equity:
Common stock: $0.001 par value per share (75,400 shares authorized; 38,742 shares and 38,898 shares, respectively, issued and outstanding as of December 31, 2016 and 2017)	$45	$45
Additional paid-in capital	821,867	1,098,455
Treasury stock (5,890 shares as of both December 31, 2016 and 2017)	(143,858)	(143,858)
Accumulated other comprehensive income	3,220	38,212
Retained earnings/(deficit)	312,306	(242,220)

Total Sohu.com Inc. shareholders’ equity	993,580	750,634
Noncontrolling interest	564,215	1,066,603

Total shareholders’ equity	1,557,795	1,817,237

Total liabilities and shareholders’ equity	$2,563,690	$3,389,239

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME /(LOSS)

(In thousands, except per share data)

	Year Ended December 31,
	2015	2016	2017
Revenues:
Online advertising:
Brand advertising (including revenues generated from a related party of nil, $862 and nil, respectively, for 2015, 2016 and 2017)	$577,114	$447,956	$314,066
Search and search-related advertising	539,521	597,133	801,199

Subtotal of online advertising revenues	1,116,635	1,045,089	1,115,265

Online games	636,846	395,709	449,533
Others	183,610	209,633	296,164

Total revenues	1,937,091	1,650,431	1,860,962

Cost of revenues:
Online advertising:
Brand advertising	383,187	371,085	363,592
Search and search-related advertising	238,944	290,158	412,904

Subtotal of cost of online advertising revenues	622,131	661,243	776,496

Online games	156,315	96,168	62,775
Others	80,618	102,389	195,895

Total cost of revenues	859,064	859,800	1,035,166

Gross profit	1,078,027	790,631	825,796

Operating expenses:
Product development	398,143	353,144	412,173
Sales and marketing (including expenses generated for a related party of nil, $216 and nil, respectively, for 2015, 2016 and 2017)	383,931	434,780	413,045
General and administrative	173,160	119,841	122,874
Goodwill impairment and impairment of intangible assets acquired as part of business acquisitions	40,324	0	86,882

Total operating expenses	995,558	907,765	1,034,974

Operating profit /(loss)	82,469	(117,134)	(209,178)

Other income/(loss), net	74,526	(10,713)	6,658
Interest income (including interest income generated from a related party of $435, $1,244, and $1,157, respectively, for 2015, 2016 and 2017)	30,643	22,499	24,138
Interest expense (including interest expense generated from a related party of $106, $662, and $724, respectively, for 2015, 2016 and 2017)	(7,184)	(1,356)	(4,088)
Exchange difference	5,337	12,803	(14,385)

Income /(loss) before income tax expense	185,791	(93,901)	(196,855)
Income tax expense	76,936	21,072	273,148

Net income /(loss)	108,855	(114,973)	(470,003)
Less: Net income attributable to the noncontrolling interest shareholders	146,542	109,048	84,523
Dividend or deemed dividend to noncontrolling Sogou Pre-IPO Series A Preferred shareholders	11,911	0	0

Net loss attributable to Sohu.com Inc.	$(49,598)	$(224,021)	$(554,526)

Net income /(loss)	$108,855	$(114,973)	$(470,003)
Foreign currency translation adjustments	(90,665)	(73,235)	56,250
Change in unrealized gain /(loss) for available-for-sale securities	3,010	(3,920)	12,179

Other comprehensive income /(loss)	(87,655)	(77,155)	68,429

Comprehensive income /(loss)	21,200	(192,128)	(401,574)

Less: Comprehensive income attributable to noncontrolling interest shareholders	118,138	78,824	117,960
Dividend or deemed dividend to noncontrolling Sogou Pre-IPO Series A Preferred shareholders	11,911	0	0

Comprehensive loss attributable to Sohu.com Inc.	(108,849)	(270,952)	(519,534)

Basic net loss per share attributable to Sohu.com Inc.	$(1.28)	$(5.79)	$(14.27)

Shares used in computing basic net loss per share attributable to Sohu.com Inc.	38,598	38,706	38,858

Diluted net loss per share attributable to Sohu.com Inc.	$(1.32)	$(5.83)	$(14.30)

Shares used in computing diluted net loss per share attributable to Sohu.com Inc.	38,598	38,706	38,858

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2016	2017
Cash flows from operating activities:
Net income /(loss)	$108,855	$(114,973)	$(470,003)
Adjustments to reconcile net income /(loss) to net cash provided by operating activities:
Amortization of intangible assets and purchased video content in prepaid expense	159,945	131,182	140,881
Depreciation	77,421	73,449	83,114
Goodwill impairment and impairment of intangible assets acquired as part of business acquisitions	40,324	0	86,882
Share-based compensation expense	53,443	19,120	41,468
Impairment loss of available-for-sale equity securities	0	0	5,754
Impairment of other intangible assets and other assets	17,837	22,906	72,259
Investment loss from equity investments	7,509	2,085	1,451
Provision for allowance for doubtful accounts	2,175	7,109	9,076
Gain from sale of the 7Road business and certain Changyou subsidiaries	(55,139)	0	0
Gain /(loss) from sale of equity investments	(11,942)	(149)	523
Change in fair value of financial instruments	(1,331)	(13,133)	(10,447)
Others	968	(1,182)	(1,063)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(61,917)	62,520	(55,061)
Prepaid and other assets	101	15,091	19,551
Accounts payable	2,208	40,273	33,395
Receipts in advance and deferred revenue	11,782	(8,152)	1,404
Taxes payable	29,573	(36,666)	48,154
Deferred tax	6,020	5,268	214,909
Accrued liabilities and other short-term liabilities	118,221	34,872	(38,464)

Net cash provided by operating activities	506,053	239,620	183,783
Cash flows from investing activities:
Purchase of fixed assets	(101,076)	(105,063)	(78,924)
Purchase of intangible and other assets	(142,212)	(183,791)	(66,393)
Purchase of long-term investments	(39,547)	(20,950)	(7,680)
Return of funds from a third party	9,415	5,061	4,928
Proceeds from financial instruments	642,471	415,383	1,219,986
Purchase of financial instruments	(646,322)	(382,908)	(1,785,012)
Funds to a third party	(20,033)	0	0
Matching loan to a related party	(13,086)	(18,115)	0

Consideration received from sale of the 7Road business and certain Changyou subsidiaries, net of cash in 7Road upon its disposition	184,354	0	0
Release of restricted time deposits	40,372	234,462	0
Proceeds received from sale of equity investment	15,938	0	0
Other cash proceeds /(payments) related to investing activities	(41)	5,182	(1,408)

Net cash used in investing activities	(69,767)	(50,739)	(714,503)
Cash flows from financing activities:
Consideration received from Sogou IPO, net of IPO Transaction Expenses	0	0	622,131
Proceeds from long-term bank loan	0	0	122,433
Proceeds from short-term bank loan	0	0	67,785
Exercise of share-based awards in subsidiary	7	291	494
Issuance of common stock	2,126	0	0
Repayments of loans from banks	(25,500)	(344,500)	(7,684)
Repurchase of Sogou Pre-IPO Class A Ordinary Shares from noncontrolling shareholders	0	0	(3,190)
Matching loan from a related party	12,900	17,041	0
Repurchase of Sogou Pre-IPO Series A Preferred Shares from noncontrolling shareholders	(21,015)	0	0
Repurchase of Changyou American depositary shares (“ADSs”)	(14,506)	0	0
Other cash proceeds /(payments) related to financing activities	2,872	(766)	6

Net cash provided by /(used in) financing activities	(43,116)	(327,934)	801,975
Effect of exchange rate changes on cash and cash equivalents	(24,305)	(43,511)	30,200
Reclassification of cash and cash equivalents to assets held for sale	0	(11,684)	11,684

Net increase /(decrease) in cash and cash equivalents	368,865	(194,248)	313,139
Cash and cash equivalents at beginning of year	876,340	1,245,205	1,050,957

Cash and cash equivalents at end of year	$1,245,205	$1,050,957	$1,364,096

Supplemental cash flow disclosures:
Cash paid for income taxes	(43,988)	(25,179)	(43,264)
Cash paid for interest expense	(7,235)	(965)	(7,176)
Barter transactions	1,808	12,384	6,110
Supplemental schedule of non-cash investing activity:
Changes in payables and other liabilities related to fixed assets and intangible assets additions	20,270	35,470	56,486
Consideration payable for acquisitions and equity investment	5,722	0	0

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

Year Ended December 31, 2015

(In thousands)

		Sohu.com Inc. Shareholders’ Equity
	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$1,688,906	$44	$650,148	$(143,858)	$109,402	$585,925	$487,245
Issuance of common stock	2,126	1	2,125	0	0	0	0
Repurchase of Changyou ADSs	(14,506)	0	(9,971)	0	0	0	(4,535)
Share-based compensation expense	53,561	0	30,181	0	0	0	23,380
Settlement of share-based awards in subsidiary	516	0	34,697	0	0	0	(34,181)
Repurchase of Sogou Pre-IPO Series A Preferred Shares from noncontrolling shareholders	(21,329)	0	90,719	0	0	(11,911)	(100,137)
Purchase of noncontrolling interest in RaidCall	0	0	458	0	0	0	(458)
Noncontrolling interest recognized in domestic companies	278	0	0	0	0	0	278
Net income/(loss) attributable to Sohu.com Inc. and noncontrolling interest shareholders	108,855	0	0	0	0	(37,687)	146,542
Accumulated other comprehensive loss	(87,655)	0	0	0	(59,251)	0	(28,404)

Ending balance	$1,730,752	$45	$798,357	$(143,858)	$50,151	$536,327	$489,730

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

SOHU.COM INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

Year Ended December 31, 2017

(In thousands)

		Sohu.com Inc. Shareholders’ Equity
	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$1,557,795	45	821,867	(143,858)	3,220	312,306	564,215
Consideration received from Sogou IPO, net of IPO Transaction Expenses	622,131	0	278,428	0	0	0	343,703
Share-based compensation expense	41,468	0	827	0	0	0	40,641
Settlement/Adjustment of share-based awards in subsidiary	494	0	(2,755)	0	0	0	3,249
Repurchase of Sogou Pre-IPO Class A Ordinary Shares from noncontrolling shareholders	(3,190)	0	0	0	0	0	(3,190)
Purchase of noncontrolling interest	193	0	88	0	0	0	105
Disposal of noncontrolling interest	(80)	0	0	0	0	0	(80)
Net income/(loss) attributable to Sohu.com Inc. and noncontrolling interest shareholders	(470,003)	0	0	0	0	(554,526)	84,523
Accumulated other comprehensive Loss	68,429	0	0	0	34,992	0	33,437

Ending balance	$1,817,237	45	1,098,455	(143,858)	38,212	(242,220)	1,066,603

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE COMPANY AND NATURE OF OPERATIONS

Nature of Operations

Sohu.com Inc. (NASDAQ: SOHU), a Delaware corporation organized in 1996, is a leading Chinese online media, search and game service group providing comprehensive online products and services on PCs and mobile devices in the People’s Republic of China (the “PRC” or “China”). Sohu.com Inc.’s businesses are conducted by Sohu.com Inc. and its subsidiaries and VIEs (collectively referred to as the “Sohu Group” or “the Group”). The Sohu Group consists of Sohu, which when referred to in this report, unless the context requires otherwise, excludes the businesses and the corresponding subsidiaries and VIEs of Sogou Inc. (“Sogou”) and Changyou.com Limited (“Changyou”), Sogou and Changyou. Sogou and Changyou are indirect controlled subsidiaries of Sohu.com Inc. Sohu is a leading Chinese language online media content and services provider. Sogou is a leading online search and search-related services and mobile Internet product provider in China. Changyou is a leading online game developer and operator in China as measured by the popularity of its PC game Tian Long Ba Bu (“TLBB”) and its mobile game Legacy TLBB, and engages primarily in the development, operation and licensing of online games for PCs and mobile devices.

Sogou completed its IPO on the NYSE in November 2017 (trading under the symbol “SOGO”) and Changyou completed its IPO on NASDAQ in April 2009 (trading under the symbol “CYOU”). As Sohu.com Inc. is the controlling shareholder of both Sogou and Changyou, Sohu.com Inc. consolidates Sogou and Changyou in its consolidated financial statements, and recognizes noncontrolling interests reflecting economic interests in Sogou and Changyou held by shareholders other than Sohu.com Inc.

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

•	Sohu Media Portal. Sohu Media Portal is a leading online news and information provider in China. It provides users comprehensive content through the mobile phone application Sohu News APP, www.sohu.com for PCs and the mobile portal m.sohu.com;

•	Sohu Video. Sohu Video is a leading online video content and service provider in China through tv.sohu.com for PCs and the mobile phone application Sohu Video APP; and

•	Focus. Focus (www.focus.cn) is a leading online real estate information and services provider in China.

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

Other Sogou Business

Sogou also offers IVAS, primarily with respect to the operation of Web games and mobile games developed by third parties and the provision of online reading services, and offers other products and services, including smart hardware products. Revenues generated by Sogou from other business are classified as other revenues in the Sohu Group’s consolidated statements of comprehensive income.

Initial Public Offering of Sogou

On November 13, 2017, Sogou completed its IPO on the NYSE, trading under the symbol “SOGO.”

Sogou’s IPO consisted of American depositary shares (“ADSs”), with each ADS representing one Class A Ordinary Share. Sogou issued and sold in the IPO 50,643,856 Class A Ordinary Shares represented by 50,643,856 ADSs, including 5,643,856 Class A Ordinary Shares represented by 5,643,856 ADSs sold pursuant to the exercise of the underwriters’ over-allotment option. Proceeds to Sogou from the IPO were approximately $622.1 million, after deducting underwriting discounts and commissions and offering expenses (“IPO Transaction Expenses”).

Sogou’s Ordinary Shares are divided into Class A Ordinary Shares and Class B Ordinary Shares. Holders of Class A Ordinary Shares and holders of Class B Ordinary Shares have identical rights with the exception of voting and conversion rights. Each Class A Ordinary Share is entitled to one vote per share and is not convertible. Each Class B Ordinary Share is entitled to ten votes per share and is convertible into one Class A Ordinary Share at any time.

Following the completion of the IPO and exercise of the underwriters’ over-allotment option, Sogou had a combined total of 397,166,312 Class A and Class B Ordinary Shares issued and outstanding, consisting of:

(i)	Sohu.com Inc.: 127,200,000 Class B Ordinary Shares held by Sohu for its own account, and 3,717,250 Class A Ordinary Shares held by Sohu for the purpose of issuance upon the exercise of outstanding share-based awards and future share-based awards;

(ii)	Tencent: 151,557,875 Class B Ordinary Shares;

(iii)	Photon Group Limited, an investment vehicle of the Sohu Group’s Chairman and Chief Executive Officer Charles Zhang (“Photon”): 32,000,000 Class A Ordinary Shares;

(iv)	Various employees of Sogou and Sohu: 32,047,331 Class A Ordinary Shares; and

(v)	Public shareholders: 50,643,856 Class A Ordinary Shares.

The totals of Sogou outstanding shares listed above include 10,327,500 Class A Ordinary Shares that are outstanding for legal purposes, but have been determined to be Sogou treasury stock for accounting purposes. See Note 17.

Voting Agreement between Sohu and Tencent

Sohu, Tencent Holdings Limited (“Tencent”), and Sogou entered into a Voting Agreement (the “Voting Agreement”) that took effect upon the completion of Sogou’s IPO, pursuant to which Sohu and Tencent agreed that, subject to certain exceptions, (1) within three years following the completion of Sogou’s IPO, Sohu will vote all Class B Ordinary Shares and any Class A Ordinary Shares held by it and Tencent will vote 45,578,896 of its Class B Ordinary Shares to elect a Board of Directors consisting of seven directors, four of whom will be appointed by Sohu, two of whom will be appointed by Tencent, and the seventh of whom will be Sogou’s then chief executive officer, and (2) after three years following the completion of Sogou’s IPO, Sohu will be entitled to choose to change the size and composition of Sogou’s Board of Directors, subject to Tencent’s right to appoint at least one director. The effect of these provisions is to give Sohu the power to appoint a majority of Sogou’s Board of Directors, and to give Tencent the power to appoint two directors within three years following the completion of Sogou’s IPO and at least one director after three years after the completion of Sogou’s IPO. The Voting Agreement also provides that, subject to certain conditions, for so long as Sohu and Tencent together hold more than 50% of the total voting power of Sogou’s Class A Ordinary Shares and Class B Ordinary Shares, Sohu or Tencent may remove and replace any director appointed by it. These provisions of the Voting Agreement are also reflected in Sogou’s Amended and Restated Memorandum of Association and Amended and Restated Articles of Association.

Due to the additional voting power of the Class B Ordinary Shares held by Sohu and Tencent, as of the date of this report Sohu holds approximately 33% of the total of Sogou’s outstanding Class A and Class B Ordinary Shares and controls approximately 44% of the total voting power of the combined total of Sogou’s outstanding Class A and Class B Ordinary Shares; Tencent has an indirect shareholding of approximately 39% of the total of Sogou’s outstanding Class A and Class B Ordinary Shares and controls approximately 52% of the total voting power of the combined total of Sogou’s outstanding Class A and Class B Ordinary Shares; and Sohu and Tencent together have the power to decide all matters that may be brought to a vote of Sogou’s shareholders.

The Voting Agreement and Sogou’s Amended and Restated Articles of Association also specify that for so long as Sohu or Tencent holds not less than 15% of Sogou’s issued shares (calculated on a fully diluted basis), consent from the holder of 15% or more (either or both of Sohu or Tencent, as the case may be) will be required (1) to amend Sogou’s Amended and Restated Memorandum of Association or Amended and Restated Articles of Association, (2) to make material changes in Sogou’s principal lines of business, (3) to issue any additional Class B Ordinary Shares, (4) to create any new class or series of shares that is pari passu with or senior to the Class A Ordinary Shares, (5) for Sogou to approve a liquidation, dissolution or winding up of Sogou, or a merger or consolidation resulting in a change in control, or any disposition of all or substantially all of Sogou’s assets, or (6) for Sogou to enter into any transactions with affiliates of Sohu, other than in the ordinary course of business. Of these corporate actions that are subject to consent of Sohu or Tencent (as applicable), shareholder approval is required under the Companies Law of the Cayman Islands for any amendment of Sogou’s Amended and Restated Memorandum of Association or Amended and Restated Articles of Association, any winding-up of Sogou Inc., or any merger or consolidation with a third-party entity. The Voting Agreement and Sogou’s Amended and Restated Articles of Association further provide that if Sogou’s shareholders have voted in favor of any of these actions requiring the approval of Sogou’s shareholders but consent from Sohu or Tencent (as applicable) has not been obtained, then the holders of all classes of Sogou’s shares who have voted against such action will be deemed to have such number of votes as are equal to the aggregate number of votes cast in favor of such actions plus one additional vote. Under these provisions of the Voting Agreement and Sogou’s Amended and Restated Articles of Association, if an action is proposed for which the consent of either Tencent or Sohu is required, the failure to obtain the consent of Tencent or Sohu will have the effect of the proposed action’s not being approved, even if Sogou’s other shareholders approve it.

The Voting Agreement and Sogou’s Amended and Restated Articles of Association also specify that if at any time Sohu alone holds more than 50% of the total voting power of Sogou’s Class A Ordinary Shares and Class B Ordinary Shares, the voting arrangements with respect to the size and composition of Sogou’s Board of Directors will be automatically suspended until such time within five years after the completion of Sogou’s IPO as Sohu’s voting power again drops to 50% or less, in which case the original voting arrangements will be reinstated, provided that Tencent will only be required to vote the lower of 45,578,896 Class B Ordinary Shares held by it or such number as would give Sohu combined voting power of 50.1%. If such a suspension continues after the fifth anniversary of the completion of Sogou’s IPO, the voting arrangements with respect to the size and composition of Sogou’s Board of Directors will terminate.

All of the Class B Ordinary Shares held by Sohu will be converted into Class A Ordinary Shares if there is a transaction resulting in change of control of Sohu that was not approved by Sohu’s board of directors, if specified competitors of Tencent control Sohu, or if a majority of Sohu’s board of directors consist of nominees of specified competitors of Tencent. The provisions with respect to the size and composition of Sogou’s Board of Directors set out in the Voting Agreement and Sogou’s Amended and Restated Articles of Association will terminate upon occurrence of any such event. Such arrangements will also terminate (1) if Dr. Charles Zhang, the chairman of the board of directors of Sohu and the chief executive officer, both ceases being the chairman of the board of directors of Sohu and ceases being the single largest beneficial owner of Sohu’s outstanding shares; (2) if Sohu transfers 30% or more of the Class B Ordinary Shares that Sohu held upon the completion of Sogou’s IPO; (3) if Sogou fails to provide irrevocable instructions to the person maintaining Sogou’s register of members to accept instructions from Tencent, under certain circumstances, with respect to the conversion of Class B Ordinary Shares held by Sohu; (4) or Sogou changes, without Tencent’s consent, the person that maintains Sogou’s register of members; (5) or if Tencent ceases to own any Class B Ordinary Shares.

Under the Voting Agreement, Sohu and Tencent are subject to certain restrictions on transfer of their Class A and Class B Ordinary Shares. In particular, a transfer of Class B Ordinary Shares by either Sohu or Tencent, respectively, to any person or entity that is not a direct or indirect wholly-owned subsidiary of Sohu or Tencent, respectively, will cause such Class B Ordinary Shares to be converted into Class A Ordinary Shares.

Voting Agreement between Sohu, Photon and Sogou management

Sohu may be deemed to have beneficial ownership attributable to shared voting power of Class A Ordinary Shares beneficially owned by Photon; Sogou’s chief executive officer Xiaochuan Wang; and four other members of the Sogou management, as a result of a voting agreement by and among Sohu, Photon, Mr. Wang and the other four management members, pursuant to which Photon, Mr. Wang, and the other four management members have agreed to vote their Class A Ordinary Shares (not including shares acquired by Mr. Wang in the public market following Sogou’s IPO) to elect Sohu’s designees to the Sogou Board.

Financial Implications

Following the completion of Sogou’s IPO, pursuant to the Voting Agreement, Sohu has the right to appoint a majority of Sogou’s Board of Directors, and Sohu continues to consolidate Sogou in Sohu’s financial statements and provide for noncontrolling interests reflecting ordinary shares in Sogou held by shareholders other than Sohu.

In the fourth quarter of 2017, Sohu recognized a one-time credit to additional paid-in capital of $278.4 million in shareholders’ equity in Sohu’s consolidated balance sheets to reflect the increase in the value of Sohu’s equity in Sogou that resulted from the completion of Sogou’s IPO.

Sogou’s Share Structure

As of December 31, 2017, Sogou had a combined total of 397,166,312 Class A Ordinary Shares and Class B Ordinary Shares issued and outstanding. Such total includes 10,327,500 Class A Ordinary Shares that are outstanding for legal purposes, but have been determined to be Sogou treasury stock for accounting purposes. See Note 17.

Changyou’s Business

Changyou’s business lines consist of the online game business; the platform channel business, which consists primarily of online advertising and IVAS business; and the cinema advertising business.

Online Game Business

Changyou’s online game business offers PC games and mobile games to game players. All of Changyou’s games are operated under the item-based revenue model, meaning that game players can play the games for free, but can choose to pay for virtual items, which are non-physical items that game players can purchase and use within a game, such as gems, pets, fashion items, magic medicine, riding animals, hierograms, skill books and fireworks. Revenues derived from the operation of online games are classified as online game revenues in the Sohu Group’s consolidated statements of comprehensive income.

PC Games

PC games are interactive online games that are accessed and played simultaneously by hundreds of thousands of game players through personal computers and require that local client-end game access software be installed on the computers used. Changyou’s dominant game is TLBB, a PC based client-end game. For the year ended December 31, 2017, revenues from TLBB were $197.7 million, accounting for approximately 44% of Changyou’s online game revenues, approximately 34% of Changyou’s total revenues and approximately 11% of the Sohu Group’s total revenues.

Mobile Games

Mobile games are played on mobile devices and require an Internet connection. In the second quarter of 2017, Changyou launched a new mobile game, Legacy TLBB, which is operated by Tencent under license from Changyou. For the year ended December 31, 2017, revenues from Legacy TLBB were $139.5 million, accounting for approximately 31% of Changyou’s online game revenues, approximately 24% of Changyou’s total revenues, and approximately 8% of the Sohu Group’s total revenues.

Web Games

Prior to the sale of Shenzhen 7Road in August 2015, Changyou’s online games also included Web games, which are online games that are played through a Web browser with no local game software installation requirements. Following the sale of Shenzhen 7Road, Web games became an insignificant part of Changyou’s online game business.

Platform Channel Business

Changyou’s platform channel business consists primarily of the operation of the 17173.com Website, RaidCall, and MoboTap.

17173.com Website

The 17173.com Website is one of the leading information portals in China, and provides news, electronic forums, online videos and other information services regarding online games to game players. All revenues generated by the 17173.com Website are classified as brand advertising revenues.

RaidCall

RaidCall provides online music and entertainment services, primarily in Taiwan. IVAS revenues generated by RaidCall are classified as other revenues in the Company’s consolidated statements of comprehensive income.

MoboTap

MoboTap provides (a) software applications for PCs and mobile devices through the Dolphin Browser, which is a gateway to a host of user activities on mobile devices with the majority of its users based in overseas markets, and (b) domestic online card and board games. IVAS revenues generated by the Dolphin Browser are classified as other revenues and online card and board games revenues generated by MoboTap are classified as online game revenues in the Company’s consolidated statements of comprehensive income.

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

Changyou’s Share Structure

Changyou had a combined total of 105,436,420 Class A and Class B Ordinary Shares issued and outstanding, consisting of:

(i)	Sohu.com Inc.: 1,500,000 Class A Ordinary Shares and 70,250,000 Class B Ordinary Shares;

(ii)	Various employees of Changyou: 5,666,112 Class A Ordinary Shares; and

(iii)	Public shareholders: 28,020,308 Class A Ordinary Shares.

As of December 31, 2017, Sohu.com Inc. held approximately 68% of the combined total of Changyou’s outstanding ordinary shares, and controlled approximately 95% of the total voting power in Changyou. As Changyou’s controlling shareholder, Sohu.com Inc. consolidates Changyou in its financial statements and provides for noncontrolling interests reflecting ordinary shares in Changyou held by shareholders other than Sohu.com Inc.

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

Noncontrolling Interest for Sogou

Sogou completed its IPO on the NYSE in November 2017. Prior to the completion of Sogou’s IPO, Sohu.com Inc. controlled the election of a majority of the Board of Directors of Sogou pursuant to a shareholders’ agreement that expired upon completion of the IPO. Following the completion of Sogou’s IPO, pursuant to the Voting Agreement, Sohu.com Inc. still has the right to appoint a majority of Sogou’s Board of Directors.

As Sogou’s controlling shareholder, the Sohu Group consolidates Sogou in its consolidated financial statements, and recognizes noncontrolling interest reflecting economic interests in Sogou held by shareholders other than it (the “Sogou noncontrolling shareholders”). Sogou’s net income/(loss) attributable to the Sogou noncontrolling shareholders is recorded as noncontrolling interest in its consolidated statements of comprehensive income.

Noncontrolling Interest Recognition before Sogou’s IPO

Sogou’s cumulative results of operations attributable to the Sogou noncontrolling shareholders, based on the following principles of allocation of Sogou’s profit and loss, along with changes in shareholders’ equity/(deficit) and adjustment for share-based compensation expense in relation to those share-based awards that were unvested and vested but not yet settled and the Sogou noncontrolling shareholders’ investments in Sogou Series A Preferred Shares outstanding before Sogou’s IPO (“Sogou Pre-IPO Series A Preferred Shares”) and Sogou Series B Preferred Shares outstanding before Sogou’s IPO (“Sogou Pre-IPO Series B Preferred Shares”) (together, the “Sogou Pre-IPO Preferred Shares”) and Sogou ordinary shares outstanding before Sogou’s IPO (“Sogou Pre-IPO Class A Ordinary Shares” and “Sogou Pre-IPO Class B Ordinary Shares, as applicable) were accounted for as a noncontrolling interest classified as permanent equity in its consolidated balance sheets, as the Group had the right to reject a redemption requested by the noncontrolling shareholders. These treatments were based on the terms governing investment, and on the terms of the classes of Sogou shares held, by the noncontrolling shareholders in Sogou before Sogou’s IPO.

Principles of Allocation of Sogou’s Profit and Loss - By virtue of the terms of the Sogou Pre-IPO Preferred Shares, Pre-IPO Class A Ordinary Shares, and Pre-IPO Class B Ordinary Shares, Sogou’s losses were allocated in the following order before Sogou’s IPO:

(i) net losses were allocated to holders of the Sogou Pre-IPO Class A Ordinary Shares and the holder of the Sogou Pre-IPO Class B Ordinary Shares until their basis in Sogou decreased to zero;

(ii) additional net losses were allocated to holders of the Sogou Pre-IPO Series A Preferred Shares until their basis in Sogou decreased to zero;

(iii) additional net losses were allocated to the holder of the Sogou Pre-IPO Series B Preferred Shares until its basis in Sogou decreased to zero; and

(iv) further net losses were allocated between Sohu and noncontrolling shareholders based on their shareholding percentage in Sogou.

Net income from Sogou was allocated in the following order before Sogou’s IPO:

(i) net income was allocated between Sohu and noncontrolling shareholders based on their shareholding percentage in Sogou until their basis in Sogou increased to zero;

(ii) additional net income was allocated to the holder of the Sogou Pre-IPO Series B Preferred Shares to bring its basis back;

(iii) additional net income was allocated to holders of the Sogou Pre-IPO Series A Preferred Shares to bring their basis back;

(iv) further net income was allocated to holders of the Sogou Pre-IPO Class A Ordinary Shares and the holder of the Sogou Pre-IPO Class B Ordinary Shares to bring their basis back; and

(v) further net income was allocated between Sohu and noncontrolling shareholders based on their shareholding percentage in Sogou.

Noncontrolling Interest Recognition after Sogou’s IPO

Sogou’s cumulative results of operations attributable to the Sogou noncontrolling shareholders, based on their share of the economic interest in Sogou, along with changes in shareholders’ equity and adjustment for share-based compensation expense in relation to share-based awards that are unvested and vested but not yet settled and adjustment for changes in its ownership in Sogou, are recorded as noncontrolling interest in its consolidated balance sheets.

Noncontrolling Interest for Changyou

Changyou is a public company listed on the NASDAQ Global Select Market. As of December 31, 2017, Sohu.com Inc. held approximately 68% of the combined total of Changyou’s outstanding ordinary shares, and controlled approximately 95% of the total voting power in Changyou.

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

Under the Fixed Price model, a contract is signed to establish a fixed price for the advertising services to be provided. The Group recognizes revenue based on the contract price and the period of display.

(ii)	CPM model

Under the CPM model, the unit price for each qualifying display is fixed, but there is no overall fixed price for the advertising services stated in the contract with the advertiser. A qualifying display is defined as the appearance of an advertisement, where the advertisement meets criteria specified in the contract. The Group recognizes revenue based on the fees it charges the advertisers, which are based on the unit prices and the number of qualifying displays.

(iii)	CPC model

Under the CPC model, there is no overall fixed price for advertising services stated in the contract with the advertiser. The Group charges advertisers on a per-click basis when the users click on the advertisements. The unit price for each click is auction-based. The revenue is recognized based on qualifying clicks and unit price.

(iv)	E-commerce model

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

Pay-for-click Services

Pay-for-click services enable advertisers’ promotional links to be displayed on Sogou search result pages and other Internet properties and third parties’ Internet properties where the links are relevant to the subject and content of searches and such properties. For pay-for-click services, Sogou introduces Internet users to its advertisers through auction-based systems and charge advertisers on a per-click basis when the users click on the displayed links. Revenue for pay-for-click services is recognized on a per-click basis when the users click on the displayed links.

Other Online Advertising Services

Other online advertising services mainly consist of displaying advertisers’ promotional links on Sogou’s Internet properties. Revenue for time-based advertising is normally recognized on a straight-line basis over the contract period, provided Sogou’s obligations under the contract and all revenue recognition criteria have been met. Revenue for performance-based advertising services is recognized when our obligations under the contract have been met.

Sogou’s advertising services expand distribution of advertisers’ promotional links and advertisements by leveraging traffic on third parties’ Internet properties, including Web content, software, and mobile applications. Sogou is the primary obligor to the advertisers. Payments made to operators of third-party Internet properties are included in traffic acquisition costs, which are included in cost of search and search-related advertising revenues.

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

Licensed Out Games

Changyou also authorizes third parties to operate its online games. Licensed out games include PC games and mobile games developed in house (such as Changyou’s mobile game Legacy TLBB) and mobile games jointly developed with third-party developers. Changyou receives monthly revenue-based royalty payments from all the third-party licensee operators. Changyou receives additional up-front license fees from certain third-party licensee operators who are entitled to an exclusive right to operate Changyou’s games in specified geographic areas. Since Changyou is obligated to provide post-sale services, the initial license fees are recognized as revenue ratably over the license period, and the monthly revenue-based royalty payments are recognized when relevant services are delivered, provided that collectability is reasonably assured. Changyou views the third-party licensee operators as Changyou’s customers and recognizes revenues on a net basis, as Changyou does not have the primary responsibility for fulfillment and acceptability of the game services. Changyou remits to the third-party developers a pre-agreed percentage of revenues and keeps the balance pursuant to revenue-sharing agreements. Such revenue-sharing amounts paid to third-party developers are included in Changyou’s cost of revenues or product development expenses.

Other Revenues

Sohu

Sohu also engages in the other business, which consists primarily of paid subscription services, interactive broadcasting services, sub-licensing of purchased video content to third parties, content provided through the platforms of the three main telecommunications operators in China, and the filming business.

Sogou

Other revenues attributable to Sogou are revenues from IVAS, primarily with respect to the operation of Web games and mobile games developed by third parties and the provision of online reading services, and revenues from other products and services, including smart hardware products.

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

Changyou provides IVAS primarily through software applications for PCs and mobile devices offered by MoboTap on the Dolphin Browser and by RaidCall. Revenues from IVAS are recognized during the period the services are rendered or items are consumed under the gross method, as Changyou is the principal obligor for provision of the services.

Cost of Revenues

Cost of Online Advertising Revenues

Cost of online advertising revenues includes cost of revenues from brand advertising services as well as cost of revenues from search and search-related services.

Cost of Brand Advertising Revenues

Cost of brand advertising revenues mainly consists of content and license costs, bandwidth leasing costs, and salary and benefits expenses.

Cost of Search and Search-related Advertising Revenues

Cost of search and search-related advertising revenues mainly consists of traffic acquisition costs, bandwidth leasing costs, depreciation expenses, as well as salary and benefits expenses. Traffic acquisition costs consist primarily of payments to third parties that direct search queries of the users to Internet properties of Sogou or distribute Sogou advertisers’ promotional links through such third parties’ Internet properties. The traffic acquisitions costs for such arrangements consist primarily of fees that Sogou pays to the third parties based on an agreed-upon unit price and revenue-sharing payments that Sogou makes to such third parties based on an agreed-upon percentage of revenues generated from users’ clicks.

Cost of Online Game Revenues

Cost of online game revenues mainly consists of revenue-sharing payments, salary and benefits expenses, bandwidth leasing costs, content and license costs, depreciation and amortization expenses, and other direct costs.

Cost of Other Revenues

Cost of other revenues mainly consists of payments to theaters for pre-film screening advertising slots, content and license costs related to paid subscription services, cost of smart hardware products, revenue-sharing payments related to interactive broadcasting services, and revenue-sharing payments related to the IVAS business.

Product Development Expenses

Product development expenses mainly consist of salary and benefits expenses, technical service fees, share-based compensation expense, content and license costs, depreciation and amortization expenses, and facilities expenses. These expenses are incurred for the enhancement and maintenance of the Sohu Group’s Internet platforms as well as for its products and services, including the development costs of online games prior to the establishment of technological feasibility and cost of upgrades and technical support after the online games are available for marketing.

Sales and Marketing Expenses

Sales and marketing expenses mainly consist of advertising and promotional expenses, salary and benefits expenses, travelling and entertainment expenses, and facilities expenses. Advertising and promotional expenses generally represent the expenses of promotions to create or stimulate a positive image of the Sohu Group or a desire to subscribe for the Group’s products and services. Advertising and promotional expenses are expensed as incurred.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses, professional fees, bad debts, travelling and entertainment expenses, facilities expenses, and depreciation and amortization expenses.

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

Sogou Share-based Awards

In determining the fair value of share options granted by Sogou as share-based awards, a binomial valuation model was applied. The determination of the fair value is affected by the fair value of the ordinary shares as well as assumptions regarding a number of complex and subjective variables, including risk-free interest rates, exercise multiples, expected forfeiture rates, expected share price volatility rates, and expected dividends. The fair values of the ordinary shares were assessed using the income approach/discounted cash flow method or based on the mid-point of the estimated IPO price range, in each case with a discount for lack of marketability, given that the shares underlying the awards were not publicly traded at the time of grant. Certain persons who became Sogou employees when Tencent’s Soso search and search-related businesses were transferred to Sogou on September 16, 2013 had been granted restricted share units under Tencent’s share award arrangements prior to the transfer of the businesses to Sogou. These Tencent restricted share units will continue to vest under the original Tencent share award arrangements provided the transferred employees continue to be employed by Sogou during the requisite service period. After the transfer of the Soso search and search-related businesses to Sogou, Sogou applied the guidance in ASC 505-50 to measure the related compensation expense, as the expense is deemed to have been incurred by Tencent as an investor on Sogou’s behalf, based on the then-current fair value at each reporting date. To determine the then-current fair value of the Tencent restricted share units granted to these employees, the public market price of the underlying shares at each reporting date was applied. Because Sogou is not required to reimburse Tencent for such share-based compensation expense, the related amount was recorded by Sogou as a capital contribution from Tencent.

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

Compensation Expense Recognition

For options and restricted share units granted with respect to Sohu (excluding Sohu Video) shares and Changyou shares, compensation expense is recognized on an accelerated basis over the requisite service period. For share options granted with respect to Sogou shares, compensation expense is recognized over the estimated period during which the service period requirement and performance target will be met, which is usually within one year or, after the performance target of Sogou’s completion of an IPO was met upon the completion of Sogou’s IPO on November 13, 2017, on an accelerated basis over the requisite service period. For Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search and search-related businesses, compensation expense is recognized by Sogou on an accelerated basis over the requisite service period, and the fair value of the share-based compensation is re-measured at each reporting date until the service has been provided. The number of share-based awards for which the service is not expected to be rendered over the requisite period is estimated, and no compensation expense is recorded for the number of awards so estimated.

For Sogou Pre-IPO Class A Ordinary Shares repurchased from our former President and Chief Financial Officer in the first quarter of 2017, share-based compensation expense was recognized by the Sohu Group in the consolidated statements of comprehensive income in an amount equal to the excess of the repurchase price over the fair value of the Sogou Pre-IPO Class A Ordinary Shares at the repurchase date.

Sohu Video Share-based Awards

On January 4, 2012, Sohu Video, the holding entity of Sohu’s video division, adopted a 2011 Share Incentive Plan (the “Video 2011 Share Incentive Plan”) which provides for the issuance of up to 25,000,000 ordinary shares of Sohu Video (representing approximately 10% of the outstanding Sohu Video shares on a fully-diluted basis) to management and key employees of the video division and to Sohu management. As of December 31, 2017, grants of options for the purchase of 16,368,200 ordinary shares of Sohu Video had been contractually made, of which options for the purchase of 4,972,800 ordinary shares were vested.

For purposes of ASC 718-10-25, as of December 31, 2017, no grant date had occurred, because the broader terms and conditions of the option awards had neither been finalized nor mutually agreed upon with the recipients. Therefore the fair value of the awards was not determinable and could not be accounted for. In accordance with ASC 718-10-55, the Group’s management determined that the service inception date with respect to vested option awards for the purchase of 4,972,800 shares had preceded the grant date. Therefore, the Group recognized compensation expense for these vested Sohu Video share-based awards and re-measured, and will re-measure, the compensation expense on each subsequent reporting date based on the then-current fair values of these vested awards until the grant date is established.

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

The Group’s deferred tax assets are related to net operating losses and temporary differences between accounting basis and tax basis for its China-Based Subsidiaries and VIEs, which are subject to corporate income tax in the PRC under the PRC Corporate Income Tax Law (the “CIT Law”).

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

U.S. Corporate Income Tax

Sohu.com Inc. is a Delaware corporation that is subject to U.S. corporate income tax on its taxable income at a rate of up to 21% for taxable years beginning after December 31, 2017 and U.S. corporate income tax on its taxable income of up to 35% for prior tax years. Recent U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump-sum payment. See Note 14 - Taxation.

To the extent that portions of its U.S. taxable income, such as Subpart F income or global intangible low-taxed income (“GILTI”), are determined to be from sources outside of the U.S., subject to certain limitations, Sohu.com Inc. may be able to claim foreign tax credits to offset its U.S. income tax liabilities. Any remaining liabilities are accrued in the Company’s consolidated statements of comprehensive income and estimated tax payments are made when required by U.S. law.

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

Additionally, for purposes of calculating the numerator of diluted net income /(loss) per share, the net income /(loss) attributable to the Sohu Group is adjusted as follows:

Sogou’s net income /(loss) attributable to Sohu.com Inc.

Before Sogou’s IPO

Before Sogou’s IPO, Sogou’s net income /(loss) attributable to Sohu.com Inc. was determined using the percentage that the weighted average number of Sogou shares held by Sohu.com Inc. represented of the weighted average number of the Sogou Pre-IPO Preferred Shares and Pre-IPO Ordinary Shares, shares issuable upon the conversion of convertible preferred shares under the if-converted method, and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, and was not determined by allocating Sogou’s net income /(loss) to Sohu.com Inc. using the methodology for the calculation of net income /(loss) attributable to the Sogou noncontrolling shareholders.

After Sogou’s IPO

After Sogou’s IPO, Sogou’s net income /(loss) attributable to Sohu.com Inc. is determined using the percentage that the weighted average number of Sogou shares held by Sohu.com Inc. represents of the weighted average number of Sogou ordinary shares and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, and not by using the percentage held by Sohu.com Inc. of the total economic interest in Sogou, which is used for the calculation of basic net income per share.

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

Changyou’s net income /(loss) attributable to Sohu.com Inc.

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

The Sohu Group’s financial instruments mainly include cash equivalents, restricted cash, short-term investments, accounts receivable, assets held for sale, prepaid and other current assets, long-term investments (including available-for-sale equity securities), restricted time deposits, accounts payable, accrued liabilities, receipts in advance and deferred revenue, liabilities held for sale, short-term bank loans, other short-term liabilities and long-term accounts payable.

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

Foreign exchange forward contracts

Foreign exchange forward contracts are initially recognized on the date a foreign exchange forward contract is entered into and are subsequently measured at fair value. Changyou entered into such foreign exchange forward contracts in compliance with its risk management policy for the purpose of eliminating the negative impact on earnings and equity resulting from fluctuations in the exchange rate between the U.S. dollar and the RMB. The instruments are marked-to-market at each period-end with the associated changes in fair value recognized in the line item “Other income /(expense), net” in the consolidated statements of comprehensive income and “Other short-term liabilities” or “Prepaid and other current assets” in the consolidated balance sheets. The net cash inflow and outflow related to the settlement of the forward contracts are recorded in the line item “Other investing activities” under “Cash flows from investing activities” in the consolidated statements of cash flows.

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

Fixed Assets

Fixed assets mainly comprise office buildings, leasehold improvements, building improvements, vehicles, office furniture and computer equipment, and hardware. Fixed assets are recorded at cost less accumulated depreciation with no residual value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

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

The estimated useful lives of the Group’s intangible assets are listed below:

Intangible Assets	Estimated Useful Lives (years)
Domain names and trademarks	4-30
Developed technologies	3-10
Computer software	1-5
Video content	6 months to 2 years, or over the applicable licensing period
Cinema advertising slot rights	over the contract terms
Operating rights for licensed games	over the contract terms

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

In accordance with ASC 920-350-35, if management’s expectations of the programming usefulness of a program, series, package, or program segment are revised downward, it may be necessary to write down unamortized cost to estimated NRV. A write-down from unamortized cost to a lower estimated NRV establishes a new cost basis. Accordingly, the Group measures the video content’s impairment loss by comparing the content’s carrying value to its NRV. An impairment loss will be recorded if the carrying value of video content is higher than its NRV. The impairment to be recognized is measured by the amount by which the carrying value of video content exceeds its NRV.

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

In accordance with ASC 350, the Group does not amortize goodwill, but tests it for impairment. The Group tests goodwill for impairment at the reporting unit level on an annual basis as of October 1, and between annual tests when an event occurs or circumstances change that could indicate that the asset might be impaired. Under ASC 350-20-35, the Group has the option to choose whether it will apply a qualitative assessment first and then a quantitative assessment, if necessary, or to apply a quantitative assessment directly. For reporting units applying a qualitative assessment first, the Group starts the goodwill impairment test by assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is mandatory. Otherwise, no further testing is required. The quantitative impairment test consists of a comparison of the fair value of goodwill with its carrying value. For reporting units directly applying the quantitative assessment, the Group performs the goodwill impairment test by quantitatively comparing the fair values of those reporting units to their carrying amounts. After performing the assessment, if the carrying amounts of the reporting units are higher than their fair value, the Group performs the second step of the two-step quantitative goodwill impairment test.

Application of a goodwill impairment test requires significant management judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. The Group estimates fair value using the income approach or the market approach. The judgment in estimating the fair value of reporting units includes estimating future cash flows, determining appropriate discount rates, control premium, comparable companies’ multipliers, and making other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

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

Impact of Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers. In May 2014, the FASB issued ASU No. 2014-09, ‘‘Revenue from Contracts with Customers (Topic 606).’’ This guidance supersedes current guidance on revenue recognition in Topic 605, ‘‘Revenue Recognition.” In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date of ASU No. 2014-09 for all entities by one year. For public business entities that follow U.S. GAAP, the deferral results in the new revenue standard are being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. The Sohu Group will apply the new revenue standard beginning January 1, 2018. The Sohu Group set up an implementation team and analyzed each of the Sohu Group’s revenue streams in accordance with the new revenue standard to determine the impact on the Group’s consolidated financial statements. In the fourth quarter of 2017, the Sohu Group completed the evaluation of its adoption of ASU 2014-09 (including those subsequently issued updates that clarify ASU 2014-09’s provisions) and finalized its determination of the impact that of the guidance on revenue recognition. The Group does not expect the new revenue standard to have a material impact on its consolidated financial statements, except that, based on the new guidance, revenues or expenses from barter transactions in which advertising services are received in exchange for advertising services will be recognized beginning January 1, 2018.

Recognition and Measurement of Financial Assets and Financial Liabilities. On January 5, 2016, the FASB issued ASU 2016-01 (“ASU 2016-01”), Recognition and Measurement of Financial Assets and Financial Liabilities, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This amendment requires all equity investments to be measured at fair value, with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Sohu Group will apply the new standard beginning January 1, 2018 and recognize the changes in fair value for all equity investments measured at fair value through net income/(loss). For investments in equity securities lacking of readily determinable fair values, the Group will elect to use the measurement alternative defined as cost, less impairments, adjusted by observable price changes. The Group anticipates that the adoption of ASU 2016-01 will increase the volatility of its other income (expense), net, as a result of the remeasurement of its equity securities upon the occurrence of observable price changes and impairments.

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

Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments. In August 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments, which clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Sohu Group does not expect the standard to have a material impact on it.

Statement of Cash Flows (Topic 230): Restricted Cash. In November 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim period within those fiscal years. Early adoption is permitted, including adoption in an interim period. The standard should be applied to each period presented using a retrospective transition method. The Sohu Group does not expect the standard to have a material impact on it.

Business Combinations (Topic 805): Clarifying the Definition of a Business. In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The standard should be applied prospectively on or after the effective date. The Sohu Group will evaluate the impact of adopting this standard prospectively upon any acquisitions or disposals of assets or businesses.

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

The following tables present summary information by segment (in thousands):

	Year Ended December 31, 2015
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$590,471	$591,803	$761,636	$(6,819)	$1,937,091
Segment cost of revenues	(393,564)	(247,949)	(216,727)	924	(857,316)

Segment gross profit	196,907	343,854	544,909	(5,895)	1,079,775
SBC (2) in cost of revenues	(1,381)	(330)	(37)	0	(1,748)

Gross profit	195,526	343,524	544,872	(5,895)	1,078,027

Operating expenses:
Product development (3)	(94,392)	(124,210)	(165,130)	4,932	(378,800)
Sales and marketing (1) (3)	(203,332)	(93,055)	(91,334)	6,845	(380,876)
General and administrative (3)	(57,014)	(14,422)	(71,771)	(656)	(143,863)
Goodwill impairment and impairment of intangible assets acquired as part of a business acquisitions	0	0	(40,324)	0	(40,324)
SBC (2) in operating expenses	(26,743)	(10,049)	(14,988)	85	(51,695)

Total operating expenses	(381,481)	(241,736)	(383,547)	11,206	(995,558)

Operating profit /(loss)	(185,955)	101,788	161,325	5,311	82,469

Other income (3) (4)	92,455	1,142	64,961	(84,032)	74,526
Interest income (5)	7,690	5,332	23,779	(6,158)	30,643
Interest expense (5)	(5,007)	0	(8,335)	6,158	(7,184)
Exchange difference	1,716	667	2,954	0	5,337

Income /(loss) before income tax expense	(89,101)	108,929	244,684	(78,721)	185,791

Income tax expense	(13,451)	(9,430)	(54,055)	0	(76,936)

Net income /(loss)	$(102,552)	$99,499	$190,629	$(78,721)	$108,855

Note (1):	The elimination mainly consists of revenues and expenses generated from marketing services among the Sohu, Sogou and Changyou segments.

Note (2):	“SBC” stands for share-based compensation expense.

Note (3):	The elimination mainly consists of leasing income and expenses generated from a building that Sohu leases to Sogou.

Note (4):	In the third quarter of 2015, Sogou purchased from Sohu 24.0 million Sogou Pre-IPO Series A Preferred Shares for $78.8 million. Sohu recognized $78.8 million in other income, which was eliminated in the Group’s consolidated statements of comprehensive income.

Note (5):	The elimination represents interest income/ (expense) resulting from intra-Group loans between the Sohu segment and the Changyou segment.

	Year Ended December 31, 2016
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$468,515	$660,408	$525,385	$(3,877)	$1,650,431
Segment cost of revenues	(391,417)	(302,565)	(165,779)	327	(859,434)

Segment gross profit	77,098	357,843	359,606	(3,550)	790,997
SBC (2) in cost of revenues	(164)	(171)	(31)	0	(366)

Gross profit	76,934	357,672	359,575	(3,550)	790,631

Operating expenses:
Product development (3)	(96,815)	(132,749)	(118,738)	4,342	(343,960)
Sales and marketing (1) (3)	(259,800)	(121,303)	(55,971)	4,688	(432,386)
General and administrative (3)	(47,804)	(19,308)	(45,642)	89	(112,665)
SBC (2) in operating expenses	(1,703)	(8,680)	(8,371)	0	(18,754)

Total operating expenses	(406,122)	(282,040)	(228,722)	9,119	(907,765)

Operating profit /(loss)	(329,188)	75,632	130,853	5,569	(117,134)

Other income /(expense) (3)	5,360	(26,027)	15,523	(5,569)	(10,713)
Interest income (4)	8,879	5,198	21,490	(13,068)	22,499
Interest expense (4)	(10,103)	0	(4,321)	13,068	(1,356)
Exchange difference	2,349	5,346	5,108	0	12,803

Income /(loss) before income tax benefit /(expense)	(322,703)	60,149	168,653	0	(93,901)

Income tax benefit /(expense)	538	(27)	(21,583)	0	(21,072)

Net income /(loss)	$(322,165)	$60,122	$147,070	$0	$(114,973)

Note (1):	The elimination mainly consists of revenues and expenses generated from marketing services among the Sohu, Sogou and Changyou segments.

Note (2):	“SBC” stands for share-based compensation expense.

Note (3):	The elimination mainly consists of leasing income and expenses generated from a building that Sohu leases to Sogou.

Note (4):	The elimination represents interest income/ (expense) resulting from intra-Group loans between the Sohu segment and the Changyou segment.

	Year Ended December 31, 2017
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$374,696	$908,357	$580,261	$(2,352)	$1,860,962
Segment cost of revenues	(414,526)	(456,861)	(163,713)	132	(1,034,968)

Segment gross profit	(39,830)	451,496	416,548	(2,220)	825,994
SBC (2) in cost of revenues	415	(540)	(73)	0	(198)

Gross profit	(39,415)	450,956	416,475	(2,220)	825,796

Operating expenses:
Product development (3)	(113,590)	(156,359)	(124,869)	6,192	(388,626)
Sales and marketing (1) (3)	(199,304)	(152,121)	(59,705)	4,000	(407,130)
General and administrative (3)	(44,563)	(25,407)	(37,218)	130	(107,058)
Goodwill impairment and impairment of intangible assets acquired as part of business acquisitions	0	0	(86,882)	0	(86,882)
SBC (2) in operating expenses	(765)	(27,193)	(17,320)	0	(45,278)

Total operating expenses	(358,222)	(361,080)	(325,994)	10,322	(1,034,974)

Operating profit /(loss)	(397,637)	89,876	90,481	8,102	(209,178)

Other income /(expense) (3)	4,694	692	9,374	(8,102)	6,658
Interest income (4)	7,344	9,126	32,319	(24,651)	24,138
Interest expense (4)	(24,367)	0	(4,372)	24,651	(4,088)
Exchange difference	(2,107)	(7,082)	(5,196)	0	(14,385)

Income /(loss) before income tax expense	(412,073)	92,612	122,606	0	(196,855)

Income tax expense	(217,959)	(14,422)	(40,767)	0	(273,148)

Net income /(loss)	$(630,032)	$78,190	$81,839	$0	$(470,003)

Note (1):	The elimination mainly consists of revenues and expenses generated from marketing services among the Sohu, Sogou, and Changyou segments.

Note (2):	“SBC” stands for share-based compensation expense.

Note (3):	The elimination mainly consists of leasing income and expenses generated from a building that Sohu leases to Sogou.

Note (4):	The elimination represents interest income/ (expense) resulting from intra-Group loans between the Sohu segment and the Changyou segment.

	As of December 31, 2016
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Cash and cash equivalents	$167,691	$286,078	$597,188	$0	$1,050,957
Accounts receivable, net	100,317	41,781	47,150	(81)	189,167
Fixed assets, net	196,839	117,022	189,770	0	503,631
Total assets (1)	$1,241,844	$499,589	$1,708,037	$(885,780)	$2,563,690

Note (1):	The elimination for segment assets mainly consists of elimination of intra-Group loans between the Sohu segment and the Changyou segment, and elimination of long-term investments in subsidiaries and consolidated VIEs.

	As of December 31, 2017
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Cash and cash equivalents	$98,750	$694,207	$571,139	$0	$1,364,096
Accounts receivable, net	86,801	72,117	91,636	(86)	250,468
Fixed assets, net	200,561	139,209	189,947	0	529,717
Total assets (1)	$1,124,759	$1,321,036	$1,922,023	$(978,579)	$3,389,239

Note (1):	The elimination for segment assets mainly consists of elimination of intra-Group loans between the Sohu segment and the Changyou segment, and elimination of long-term investments in subsidiaries and consolidated VIEs.

4.	SHARE-BASED COMPENSATION EXPENSE

Sohu (excluding Fox Video Limited), Sogou, Changyou, and Fox Video Limited (“Sohu Video”) have incentive plans for the granting of share-based awards, including stock options, share options and restricted share units, to members of the boards of directors, management and other key employees.

Share-based compensation expense was recognized in costs and expenses for the years ended December 31, 2015, 2016 and 2017 as follows (in thousands):

	Year Ended December 31,
Share-based compensation expense	2015	2016	2017
Cost of revenues	$1,748	$366	$198
Product development expenses	19,344	9,184	23,547
Sales and marketing expenses	3,054	2,394	5,915
General and administrative expenses	29,297	7,176	15,817

	$53,443	$19,120	$45,477

Share-based compensation expense was recognized for share awards of Sohu (excluding Sohu Video), Sogou, Changyou and Sohu Video as follows (in thousands):

	Year Ended December 31,
Share-based compensation expense	2015	2016	2017
For Sohu (excluding Sohu Video) share-based awards	$27,811	$2,761	$652
For Sogou share-based awards (2)	10,310	8,802	27,729
For Changyou share-based awards	15,024	8,402	17,394
For Sohu Video share-based awards (1)	298	(845)	(298)

	$53,443	$19,120	$45,477

Note (1): The negative amount resulted from re-measured compensation expense based on the then-current fair value of the awards on the reporting date.

Note (2): Compensation expense for Sogou share-based awards also includes compensation expense for Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search and search-related businesses and compensation expense of $4.0 million, recognized in the first quarter of 2017 in connection with Sogou’s repurchase of Sogou Pre-IPO Class A Ordinary Shares from the former President and Chief Financial Officer of the Sohu Group, which is equal to the excess of the repurchase price over the fair value of the Sogou Pre-IPO Class A Ordinary Shares as of the repurchase date.

There was no capitalized share-based compensation expense for the years ended December 31, 2017, 2016 and 2015.

5.	ADVERTISING AND PROMOTIONAL EXPENSES, INCLUDED IN SALES AND MARKETING EXPENSES

Advertising and promotional expenses are included in sales and marketing expenses, and generally represent the expenses of promotions to create or stimulate a positive image of the Sohu Group or a desire to subscribe for the Group’s products and services. Advertising expenses are expensed as incurred. For the years ended December 31, 2017, 2016 and 2015, advertising and promotional expenses recognized in the consolidated statements of comprehensive income were $249.7 million, $270.2 million and $196.9 million, respectively.

6.	OTHER INCOME /(EXPENSE), NET

The following table summarizes the Sohu Group’s other income /(expense) (in thousands):

	Year Ended December 31,
	2015	2016	2017
Investment income/(expense) (1)	$60,264	$(1,908)	$(2,051)
Gain from the changes in fair value of financial instruments	9,374	13,133	6,665
Government grant	2,839	2,112	2,166
Donations (2)	(1,192)	(27,982)	(218)
Write-off of unpaid long-term accounts payable	0	0	2,031
Impairment loss on available-for-sale equity securities (3)	0	0	(5,754)
Others	3,241	3,932	3,819

	$74,526	$(10,713)	$6,658

Note (1): The $60.3 million in investment income in 2015 primarily included a $55.1 million disposal gain recognized by Changyou for its sale of the 7Road business and certain Changyou subsidiaries and a $13.0 million disposal gain recognized by Sohu for its sale of an equity investment, offset by an $8.9 million investment loss from the Group’s other equity investments.

Note (2): In the second quarter of 2016, the Sohu Group recognized a one-time expense of $27.8 million that was related to a donation by Sogou to Tsinghua University related to setting up a joint research institute focusing on artificial intelligence technology.

Note (3): In the third quarter of 2017, the Group recognized an impairment loss of $5.8 million that was related to Keyeast, an investment measured as available-for-sale equity securities. The Sohu Group reported the investment at fair value using a market approach based on Keyeast’s stock price on the South Korean stock market. The fair value was continually below its original cost for a twelve-month period ended July 31, 2017. Management considered the decline in the fair value to be other-than-temporary.

7.	BALANCE SHEET COMPONENTS (IN THOUSANDS)

	As of December 31,
	2015	2016	2017
Accounts receivable, net
Accounts receivable	$277,593	194,008	256,131
Allowance for doubtful accounts	(3,976)	(4,841)	(5,663)

	$273,617	189,167	250,468

The following table presents the movement of allowances for doubtful accounts for the years 2015, 2016 and 2017:

	Balance at the beginning of year	Additional provision for bad debt, net of recoveries	Write-offs	Exchange difference	Balance at the end of year
2015	4,068	2,175	(2,064)	(203)	3,976
2016	3,976	7,109	(5,992)	(252)	4,841
2017	4,841	9,076	(8,634)	380	5,663

	As of December 31,
	2016	2017
Prepaid and other current assets
Prepaid content and license	$119,810	$35,442
Prepaid taxes	30,308	35,551
Matching loan due from a related party (See Note 8)	29,019	32,005
Loans to third parties	25,494	28,544
Due from Shenzhen 7Road	12,509	5,344
Prepaid cost of revenue	10,085	14,782
Prepaid rental deposit	9,817	9,314
Receivables from third party payment platforms	4,027	3,350
Employee advances	4,013	4,109
Interest receivable	1,595	2,515
Prepaid advertising and promotion fees	1,506	3,371
Prepaid office rent and facilities expenses	1,378	3,265
Others	10,572	15,083

	$260,133	$192,675

Prepaid non-current assets
Prepaid PRC income tax for the sale of assets associated with 17173.com by Sohu to Changyou	$4,733	$4,020
Others	1	191

	$4,734	$4,211

Other short-term liabilities
Deposit received from membership card buyers	$61,708	$29,889
Matching loan due to a related party (See Note 8)	28,678	31,192
Contract deposits from advertisers	24,385	29,078
Donation payable	17,299	7,652
Consideration payable for equity investment	5,280	6,427
Early exercise of Sogou share options for trust arrangements	4,504	4,503
Accrued liabilities to suppliers	3,817	6,725
Employee individual income tax withholding for options	2,382	0
Accrued business tax arising from the sale of assets associated with 17173.com by Sohu to Changyou	1,625	0
Government grant	0	765
Foreign exchange forward contracts	0	715
Others	9,637	19,354

	$159,315	$136,300

Receipts in advance and deferred revenue
Receipts in advance relating to:
- brand advertising business	$12,332	$12,858
- search and search-related business	59,593	66,223
- online game business	15,225	18,498
- others business	2,732	5,327

Total receipts in advance	89,882	102,906
Deferred revenue	29,069	24,852

	$118,951	$127,758

8.	RELATED PARTY TRANSACTIONS

Under an agreement between Sohu and Fox Financial entered into in August 2014, Sohu invested $4.8 million and $16.1 million, respectively, in Fox Financial in August 2014 and April 2015. In February 2016, Sohu invested an additional $10.5 million in Fox Financial, see Note 10 – Fair Value Measurements - Other Financial Instruments - Long-term Investments.

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

During the first quarter of 2016, Changyou drew down from Fox Financial U.S. dollar-denominated loans of approximately $29.9 million and granted RMB-denominated loans to Fox Financial of approximately $30.2 million. During the second quarter of 2016, Changyou repaid to Fox Financial HK dollar-denominated loans of approximately $12.9 million and received from Fox Financial RMB-denominated loans of $12.1 million. As of December 31, 2016, Changyou had U.S. dollar-denominated loans payable to Fox Financial in a total amount of approximately $28.1 million, which was recorded in other short-term liabilities. As of the same date, Changyou had RMB-denominated loans receivable from Fox Financial in a total amount of approximately $28.1 million, which was recorded in prepaid and other current assets. For the year of 2016, Changyou incurred interest expense of $0.7 million and earned interest income of $1.2 million. As of December 31, 2016, total interest expense payable to Fox Financial amounted to $0.6 million, which was recorded in other short-term liabilities; and total interest income receivable from Fox Financial was $0.9 million, which was recorded in prepaid and other current assets.

As of December 31, 2017, Changyou had U.S. dollar-denominated loans payable to Fox Financial in a total amount of approximately $29.8 million, which was recorded in other short-term liabilities, and RMB-denominated loans receivable from Fox Financial in a total amount of approximately $29.8 million, which was recorded in prepaid and other current assets. For the year of 2017, Changyou incurred interest expense of $0.7 million and earned interest income of $1.2 million. As of December 31, 2017, total interest expense payable to Fox Financial amounted to $1.4 million, which was recorded in other short-term liabilities; and total interest income receivable from Fox Financial was $2.2 million, which was recorded in prepaid and other current assets.

Other Information

For the years of 2017 and 2016, the Sohu Group generated brand advertising revenue from Fox Financial of nil and $0.9 million, respectively, and incurred sales and marketing expense for Fox Financial of nil and $0.2 million, respectively.

9.	INTRA-GROUP LOAN AND SHARE PLEDGE AGREEMENT

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

Also on October 24, 2016, Sohu.com (Game) Limited (“Sohu Game”), a Cayman Islands company that is an indirect subsidiary of Sohu and is the direct parent of Changyou, and Changyou entered into a share pledge agreement (the “Share Pledge Agreement”) pursuant to which Sohu Game pledged to Changyou 11,386,228 Class B ordinary shares of Changyou held by Sohu Game. The number of Changyou Class B ordinary shares pledged by Sohu Game to Changyou is subject to upward adjustment from time to time while amounts are outstanding under the Loan Agreement if the price of Changyou’s American depositary shares (“ADSs”) on the NASDAQ Global Select Market drops for at least 10 consecutive trading days by an amount of 20% or more from such price as of the date of the Share Pledge Agreement, and is subject to further upward adjustment in the event of any additional incremental drops of 20% or more in the price of Changyou’s ADSs during 10 consecutive trading days. The share pledge agreement gives Changyou the right to apply the outstanding principal and accrued interest on the loan to the repurchase of Changyou Class B ordinary shares from Sohu Game in the event that such principal and interest under the Loan Agreement are not paid when due. As of December 31, 2017, the number of Class B ordinary shares pledged by Sohu Game to Changyou was 13,704,663.

In December 2016, March 2017 and April 2017, Sohu Media received RMB500.0 million (or approximately $73.8 million), RMB200.0 million (or $29.5 million) and RMB 300.0 million (or $44.3 million), respectively, from AmazGame. As of December 31, 2017, the total outstanding balance of the loan was RMB1.00 billion (or $153.0 million). The intra-Group loan has been eliminated upon consolidation. In December 2017, Sohu Media and AmazGame entered into an agreement extending the due date of each advance for an additional year.

10.	FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The Sohu Group’s financial instruments consist primarily of cash equivalents, short-term investments, accounts receivable, prepaid and other current assets, long-term investments (including available-for-sale equity securities), accounts payable, accrued liabilities, receipts in advance and deferred revenue, short-term bank loans, other short-term liabilities, long-term bank loans and long-term accounts payable.

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

The following table sets forth the financial instruments, measured at fair value by level within the fair value hierarchy, as of December 31, 2017 (in thousands):

		Fair value measurements at reporting date using
Items	As of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$1,136,892	$0	$1,136,892	$0
Short-term investments	818,934	0	818,934	0
Available-for-sale equity securities	21,307	21,307	0	0
Foreign exchange forward contracts recognized in other short-term liabilities	715	$0	$715	$0

Cash Equivalents

The Sohu Group’s cash equivalents mainly consist of time deposits with original maturities of three months or less, notice deposit and highly liquid investments that are readily convertible to known amounts of cash. The fair values of cash equivalents are determined based on the pervasive interest rates in the market. The Group classifies the valuation techniques that use the pervasive interest rates input as Level 2 of fair value measurements. Generally there are no quoted prices in active markets for identical cash equivalents at the reporting date. In order to determine the fair value, the Group must use the discounted cash flow method and observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

As of December 31, 2017 and 2016, the Sohu Group’s investment in financial instruments was $818.9 million and $247.9 million, respectively. The investment instruments were issued by commercial banks in China, and have a variable interest rate indexed to performance of underlying assets. Since these investments’ maturity dates are within one year, they are classified as short-term investments. For the years ended December 31, 2017, 2016 and 2015, the Sohu Group recorded in the consolidated statements of comprehensive income gain from changes in the fair value of short-term investments in the amounts of $13.9 million, $10.1 million and $9.4 million, respectively.

Available-for-Sale Equity Securities

Available-for-sale equity securities are valued using the market approach based on the quoted prices in active markets at the reporting date. The Group classifies the valuation techniques that use these inputs as Level 1 of fair value measurements.

On August 12, 2014, Sohu acquired approximately 6% of the total outstanding common shares of Keyeast Co., Ltd., a Korean-listed company (“Keyeast”), for a purchase price of $15.1 million. The Sohu Group classified this investment as available-for-sale equity securities under long-term investments, and reported it at fair value using a market approach based on Keyeast’s stock price on the South Korean stock market. The unrealized income or loss representing the change in fair value of this investment was recorded in accumulated other comprehensive income /(loss) in the Sohu Group’s consolidated balance sheets. The fair value of this investment was continually below its original cost for a twelve-month period ended July 31, 2017. Management considered the decline in the fair value to be other-than-temporary, and the Sohu Group recognized an impairment loss of $5.8 million in other income /(loss) in the Sohu Group’s consolidated statements in the third quarter of 2017. As of December 31, 2017, the fair value of the Keyeast available-for-sale equity securities held by Sohu was $10.2 million. Unrealized income representing a change in fair value of $0.9 million was recorded in accumulated other comprehensive income in the Sohu Group’s consolidated balance sheets.

On May 5, 2011, Sohu acquired 2% of the equity interests of Hylink Digital Solution Co., Ltd (“Hylink”), for a purchase price of RMB15 million ($2.3 million). Given that Sohu neither controls nor has significant influence over Hylink, and the equity interest of Hylink did not have a readily determinable fair value, Sohu accounted for this investment using the cost method. On August 2, 2017, Hylink completed its IPO on the Shanghai Stock Exchange. Upon the completion of Hylink’s IPO, Sohu’s interest in Hylink was diluted to 1.5% of Hylink’s total ordinary shares then outstanding. The Sohu Group reclassified this investment as available-for-sale equity securities with the investment’s fair value measured based on Hylink’s stock price on the Shanghai Stock Exchange. As of December 31, 2017, the fair value of the Hylink available-for-sale equity securities held by Sohu was RMB72.6 million ($11.1 million). Unrealized income representing a change in fair value of $8.8 million was recorded in accumulated other comprehensive income in the Sohu Group’s consolidated balance sheets.

Assets and Liabilities Held for Sale

In 2016, Changyou’s Board of Directors approved the disposal of the 51% equity interest in MoboTap. Accordingly, the assets and liabilities attributable to MoboTap are classified as assets and liabilities held for sale and measured at the lower of their carrying amounts or their fair value, less cost to sell, in the Sohu Group’s consolidated balance sheet as of December 31, 2016. Due to the suspension of negotiations with a potential buyer of MoboTap in the first quarter of 2017, Changyou’s management determined that the disposal was unlikely to be completed within one year. As a result, the assets held for sale and liabilities held for sale related to MoboTap were reclassified and recorded as assets and liabilities held for use and measured at the lower of the carrying value before MoboTap was classified as held for sale, adjusted for any depreciation and amortization expenses that would have been recognized had the assets and liabilities been continuously classified as held for use, or their fair value as of the reclassification date, respectively, in the Sohu Group’s consolidated balance sheet since the reclassification date. In the first quarter of 2017, Changyou recorded a $1.4 million expense in the consolidated statements of comprehensive income for catch-up of depreciation and amortization expenses of the assets held for sale before the reclassification.

Foreign Exchange Forward Contracts

In September 2016 and January 2017, Changyou entered into foreign exchange forward contracts with banks in aggregate notional amounts of $100 million and $50 million, respectively. Changyou entered into such foreign exchange forward contracts in compliance with its risk management policy for the purpose of eliminating the negative impact on earnings and equity resulting from fluctuations in the exchange rate between the U.S. dollar and the RMB.

The Group estimated the fair values of foreign exchange forward contracts using the Black-Scholes model. The fair values of the forward contracts were estimated based on quoted forward exchange prices at the reporting date. The Group classifies the fair value measurement of the forward contracts based on such inputs as Level 2 of fair value measurements.

For the years ended December 31, 2016 and 2017, the Sohu Group recorded gain of $3.0 million and a loss of $7.2 milllion, respectively, resulting from changes in the fair values of forward contracts in the consolidated statements of comprehensive income, and cash outflows related to the forward contracts of nil and $3.5 million, respectively, in the consolidated statements of cash flows. As of December 31, 2016 and 2017, the aggregate notional amounts of the foreign exchange forward contracts were $100 million and $10 million. As of December 31, 2017, the carrying value of the foreign exchange forward contracts recognized in other short-term liabilities was $0.7 million.

Other Financial Instruments

The fair values of other financial instruments are estimated for disclosure purposes as follows:

Long-term Investment

Long-term Investment in Fox Financial

Under an agreement between Sohu and Fox Financial entered into in August 2014, Sohu invested $4.8 million and $16.1 million in Fox Financial on August 2014 and April 2015, respectively. In February 2016, Sohu invested an additional $10.5 million in Fox Financial. Sohu accounted for its investments in Fox Financial under long-term investments. These investments include both preferred shares and common shares. Sohu accounted for its investment in Fox Financial’s preferred shares under the cost method, since they were not considered to be common shares in substance and had no readily determinable fair value. Sohu accounted for its investment in Fox Financial’s common shares under the equity method, since Sohu can exercise significant influence through its board seat in Fox Financial, but does not own a majority of Fox Financial’s equity capital or control Fox Financial.

In March 2017, Fox Financial issued additional common shares to new investors, while shares held by Sohu remained unchanged. As a result, Sohu’s shareholding percentage of common shares was diluted from 7% to 6%. In accordance with ASC 320-10-40, the Group recognized dilution gain of $0.7 million in other income in the first quarter of 2017. As of December 31, 2017, the carrying value of Sohu’s investment in Fox Financial was $24.7 million.

Long-term Investment in Zhihu

As of December 31, 2017, Sogou had invested a cumulative total of $18.9 million in Zhihu Technology Limited (“Zhihu”), a company that engages primarily in the business of operating an online question and answer-based knowledge and information-sharing platform. Sogou accounted for the investment in Zhihu using the cost method, since Sogou does not have significant influence over Zhihu and the underlying shares are not considered in-substance common stock.

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

-	Factoring contract with recourse with HongKong and Shanghai Banking Corporation Limited (“HSBC”)

In May 2017, Sohu entered into a one year factoring contract with recourse with HSBC, pursuant to which Sohu may borrow from HSBC from time to time up to a combined aggregate of RMB180.0 million (or $27.1 million), which is the upper limit reviewed by HSBC at least annually. The loan is secured by up to RMB198.0 million (or $29.8 million) of Sohu’s accounts receivable and guaranteed by Sohu Media. Interest will accrue on the principal amounts of the loans outstanding at an annual rate published by the People’s Bank of China (the “PBOC”). As of December 31, 2017, the total outstanding balance of the loan was nil.

-	Credit agreements with Ping An Bank Co., Ltd. (“Ping An Bank”)

In May 2017, Sohu entered into credit agreements with Ping An Bank pursuant to which Sohu was entitled to borrow from Ping An Bank from time to time until May 18, 2020 up to a combined aggregate of RMB2.50 billion (or $376.7 million). The loan was initially secured by pledges of Sohu’s two buildings and guaranteed by Sohu.com (Game) Limited (“Sohu Game”). The initial interest rate for the loans was an annual rate equal to 115% of the rate published by the PBOC. In July 2017, Sohu entered into an amendment of its loan arrangements with Ping An Bank pursuant to which interest on outstanding principal amounts will accrue at a rate designated separately upon each drawdown based on the benchmark loan rate published by the PBOC with reference to then prevailing market interest rates. In July 2017, Sohu drew down from Ping An Bank pursuant to the loan arrangements a loan with a term of 12 months in the amount of RMB400.0 million (or approximately $59.0 million) and an interest rate of 6.525%, which is 150% of the rate published by the PBOC as of the date of the drawdown. In September 2017, Sohu entered into another amendment of its loan arrangements with Ping An Bank pursuant to which the maximum amount that Sohu is entitled to borrow has been reduced from RMB2.50 billion (or $376.7 million) to RMB600 million (or $90.4 million), and one of Sohu’s buildings was released from the pledge. As of December 31, 2017, the total outstanding balance of the loan was RMB400.0 million (or $61.2 million).

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

In September 2017, Sohu entered into credit agreements with the Industrial and Commercial Bank of China Limited (“ICBC”) pursuant to which Sohu will be entitled to borrow from ICBC from time to time until March 31, 2018 up to a combined aggregate of RMB800 million (or $123 million). The outstanding principal amount of the loan will be payable in four equal installments, with the first installment payable 18 months after the drawdown and the other three installments payable semi-annually at the end of each of the three successive six-month periods after the first installment payment. The loan is secured by the pledge of Sohu’s building that was released upon the amendment of Sohu’s loan arrangements with Ping An Bank. Interest will accrue on the principal amounts of the loans outstanding at an annual rate equal to the Loan Prime Rate (“LPR”) published by the National Interbank Funding Center, plus 1.2%. As of December 31, 2017, the total outstanding balance of the loan was RMB800 million (or $122 million).

Assets Measured at Fair Value on a Nonrecurring Basis

The following table sets forth assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy as of December 31, 2016 and 2017 (in thousands):

		Fair value measurements at reporting date using
Items	As of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Purchased video content recorded in prepaid and other assets	$75,389	$0	$0	$75,389
Intangible assets, net	32,131	0	0	32,131
Goodwill	68,290	0	0	68,290

		Fair value measurements at reporting date using
Items	As of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Purchased video content recorded in prepaid and other assets	$10,192	$0	$0	$10,192
Intangible assets, net	23,060	0	0	23,060
Goodwill	71,565	0	0	71,565

Purchased Video Content Recorded in Prepaid and Other Assets

The impairment losses recognized in prepaid and other assets were mainly due to impairment losses for Sohu Video’s purchased video content. See Note 13 - Intangible Assets, Net.

Intangible Assets

Intangible assets mainly comprise domain names and trademarks, developed technologies, computer software, purchased video content, cinema advertising slot rights, and operating rights for licensed games. The impairment losses recognized for intangible assets were mainly due to impairment losses for Sohu Video’s purchased video content and impairment losses for Changyou’s MoboTap business. See Note 13 - Intangible Assets, Net.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Group’s acquisitions of interests in its subsidiaries and consolidated VIEs. The impairment losses recognized for goodwill were mainly due to MoboTap. See Note 12 - Goodwill.

11.	FIXED ASSETS

The following table summarizes the Sohu Group’s fixed assets (in thousands):

	As of December 31,
	2016	2017
Fixed assets, net
Office buildings	$368,758	$391,490
Computer equipment and hardware	323,592	388,693
Leasehold and building improvements	46,164	45,849
Office furniture	9,789	9,879
Vehicles	3,480	4,029

Fixed assets, gross	751,783	839,940
Accumulated depreciation	(248,152)	(310,223)

	$503,631	$529,717

For the years ended December 31, 2017, 2016 and 2015, depreciation expenses for fixed assets were $83.1 million, $73.4 million and $77.4 million, respectively.

12.	GOODWILL

Changes in the carrying value of goodwill by segment are as follows (in thousands):

	Sohu	Sogou	Changyou	Total
Balance as of December 31, 2015
Goodwill	72,980	5,945	181,529	260,454
Accumulated impairment losses	(35,788)	0	(70,447)	(106,235)

	$37,192	$5,945	$111,082	$154,219

Transactions in 2016
Goodwill associated with MoboTap and transferred to assets held for sale	0	0	(83,470)	(83,470)
Foreign currency translation adjustment	(969)	(380)	(1,110)	(2,459)

Balance as of December 31, 2016	$36,223	$5,565	$26,502	$68,290

Balance as of December 31, 2016
Goodwill	72,011	5,565	96,949	174,525
Accumulated impairment losses	(35,788)	0	(70,447)	(106,235)

	$36,223	$5,565	$26,502	$68,290

	Sohu	Sogou	Changyou	Total
Transactions in 2017
Goodwill associated with MoboTap reclassified from assets held for sale to assets held for use	0	0	83,470	83,470
Goodwill impairment recognized for MoboTap	0	0	(83,470)	(83,470)
Goodwill associated with an acquisition	1,000	0	0	1,000
Foreign currency translation adjustment	930	343	1,002	2,275

Balance as of December 31, 2017	$38,153	$5,908	$27,504	$71,565

Balance as of December 31, 2017
Goodwill	73,941	5,908	181,421	261,270
Accumulated impairment losses	(35,788)	0	(153,917)	(189,705)

	$38,153	$5,908	$27,504	$71,565

In 2017, there was one reporting unit under the Sohu segment and one reporting unit under the Sogou segment. There were five main reporting units under the Changyou segment, consisting of the Changyou online game business, the 17173.com Website, RaidCall, MoboTap, and the cinema advertising business.

In the third quarter of 2017, due to reinforced restrictions Chinese regulatory authorities imposed on online card and board games, some of Changyou’s key distribution partners informed Changyou that they had decided to stop the distribution and promotion of card and board games in the third quarter of 2017, which had an adverse impact on MoboTap’s current performance, and also increased the uncertainty for its future operations and cash flow. As a result, Changyou determined that it was unlikely that MoboTap would gain users and grow its online card and board games revenues in China, Changyou management performed an impairment test in the third quarter of 2017 using the discounted cash flow method, and an impairment loss of $83.5 million was recognized for goodwill to reflect the fair value of the MoboTap business.

In the fourth quarter of 2017, the Sohu Group tested goodwill for impairment at the reporting unit level. The Group performed impairment tests using the qualitative and quantitative methods. For the Sohu and Sogou segments, impairment tests were conducted by quantitatively comparing the fair values of the reporting units to their carrying amounts. The Sohu and Sogou segments estimated the fair values by weighting the results from the income approach. The valuation approach considers a number of factors that include expected future cash flows, growth rates, and discount rates, and requires Sohu and Sogou to make certain assumptions and estimates regarding industry economic factors and future profitability of the business. For the Changyou segment, Changyou first qualitatively assessed whether it was more likely than not that the fair values of the reporting segments were less than their carrying amounts. For those reporting units where it was more likely than not that their fair values were less than their carrying amounts, Changyou performed the first step of a two-step quantitative goodwill impairment test. Changyou estimated the fair values using the income approach considering factors that included expected future cash flows, growth rates and discount rates. For the Sohu, Sogou and Changyou segments, management concluded that the fair values of the reporting units exceeded their carrying values, indicating that the goodwill of the reporting units was not impaired as of December 31, 2017.

In 2016, Changyou’s Board of Directors approved the disposal of the 51% equity interest in MoboTap held by Changyou. As of December 31, 2016, Changyou was negotiating with a potential buyer on the terms of disposal. Accordingly, the assets and liabilities of MoboTap were recognized as “assets held for sale” and “liabilities held for sale,” respectively. As of December 31, 2016, goodwill in the amount of $83.5 million was reclassified from goodwill to “assets held for sale.” See Note-10-Assets and Liabilities Held for Sale.

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

13.	INTANGIBLE ASSETS, NET

The following table summarizes the Sohu Group’s intangible assets, net, as of December 31, 2016 and 2017 (in thousands):

	As of December 31, 2016
Items	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Purchased video content	$181,100	$(159,549)	$(12,759)	$8,792
Operating rights for licensed games	30,497	(13,178)	(9,208)	8,111
Domain names and trademarks	29,466	(9,872)	(9,758)	9,836
Computer software	16,521	(13,015)	0	3,506
Developed technologies	8,818	(1,252)	(7,369)	197
Cinema advertising slot rights	3,199	(2,625)	0	574
Others	11,568	(4,398)	(6,055)	1,115

Total	$281,169	$(203,889)	$(45,149)	$32,131

	As of December 31, 2017
Items	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Purchased video content	$152,135	$(135,177)	$(11,275)	$5,683
Operating rights for licensed games	34,296	(17,882)	(10,924)	5,490
Domain names and trademarks	33,630	(11,144)	(13,279)	9,207
Computer software	17,413	(15,401)	0	2,012
Developed technologies	19,300	(5,020)	(14,089)	191
Cinema advertising slot rights	0	0	0	0
Others	25,051	(15,189)	(9,385)	477

Total	$281,825	$(199,813)	$(58,952)	$23,060

Impairment Losses

In 2017, Sohu recognized $70.6 million in losses related to Sohu Video’s purchased video content, of which $43.1 million was recognized as impairment of intangible assets and $27.5 million was recognized as impairment of prepaid and other current assets. The impairment losses incurred were mainly due to Sohu Video’s restructuring of its sales team and a strategy shift from purchasing expensive head content to self-producing content. Revenues for 2017 did not meet management’s expectations. In addition, Changyou recognized a $3.4 million impairment loss related to intangible assets for its MoboTap business, mainly due to reinforced restrictions that Chinese regulatory authorities imposed on online card and board games, which had an adverse impact on MoboTap’s current performance, and also increased the uncertainty for its future operations and cash flow.

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

In 2015, the Group recognized $19.9 million in losses for impairment of intangible assets, primarily related to the Dolphin Browser operated by MoboTap and related license rights. In 2015, the financial performance of the Dolphin Browser was below original expectations, and Changyou’s management concluded that the Dolphin Browser was unable to provide expected synergies with Changyou’s platform channel business and accordingly performed a goodwill impairment test for the goodwill generated in the acquisition of MoboTap, and recognized an $8.9 million impairment loss for intangible assets. The impairment loss is recognized in the consolidated statements of comprehensive income under “goodwill impairment and impairment of intangible as part of acquisition of a business.” The impaired intangible assets primarily consist of user base, technology, trademark and license rights.

Amortization

In 2017, 2016 and 2015, amortization of intangible assets was $140.7 million, $131.2 million and $161.1 million, respectively.

As of December 31, 2017, amortization expenses for future periods are estimated to be as follows:

For the year ending December 31,	(in thousands)
2018	$8,924
2019	5,139
2020	1,295
2021	1,274
2022	1,070
Thereafter	5,358

Total expected amortization expense	$23,060

14.	TAXATION

Income Tax Expense and Effective Tax Rate

Income Tax Expense

The majority of the subsidiaries and VIEs of the Sohu Group are based in mainland China and are subject to income taxes in the PRC. These China-based subsidiaries and VIEs conduct substantially all of the Sohu Group’s operations, and generate most of the Sohu Group’s income or losses. Sohu.com Inc. is Delaware corporation that is subject to United States (“U.S.”) income tax.

The components of income before income taxes are as follows (in thousands):

	Year ended December 31,
	2015	2016	2017
Income /(loss) before income tax expense
Income /(loss) from China operations	$171,636	$(88,440)	$(75,893)
Income /(loss) from non-China operations	14,155	(5,461)	(120,962)

Total income /(loss) before income tax expense	$185,791	$(93,901)	$(196,855)

Income tax expense applicable to China operations
Current tax	$55,532	$13,635	$57,413
Deferred tax	8,735	8,500	380

Subtotal income tax expense applicable to China operations	64,267	22,135	57,793
Non China income tax expense/(benefit)	11,291	(2,134)	214,737
Non China withholding tax expense	1,378	1,071	618

Total income tax expense	$76,936	$21,072	$273,148

In 2017, of the $273.1 million income tax expense, $57.8 million was for PRC tax, mainly attributable to the Sohu Group’s business operations and $214.7 million was for U.S. corporate income tax, resulting primarily from a one-time transition tax of $218.5 million recognized in the fourth quarter of 2017 that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of Sohu’s share of previously deferred earnings of certain non-U.S. subsidiaries of Sohu mandated by the U.S. Tax Reform, offset by a reduction of $3.7 million in liability for deferred U.S. income tax as a result of the U.S. Tax Reform. See “One-Time Transition Tax Related to U.S. Tax Reform” below.

The combined effects of the income tax exemption and reduction available to the Group are as follows (in thousands, except per share data):

	Year Ended December 31,
	2015	2016	2017
Tax holiday effect	$19,626	$30,872	$17,736
Basic net income per share effect	0.51	0.80	0.46

Effective Tax Rate

The following is reconciliation between the U.S. federal statutory rate and the Group’s effective tax rate:

	Year Ended December 31,
	2015	2016	2017
U.S. federal statutory rate:	35%	35%	35%
Effect of tax holidays applicable to subsidiaries and consolidated VIEs (1)	(11%)	33%	9%
Tax differential from statutory rate applicable to subsidiaries and consolidated VIEs	(13%)	(3%)	(11%)
Effect of withholding taxes	2%	(4%)	(2%)
Changes in valuation allowance for deferred tax assets	31%	(91%)	(57%)
Others	(3%)	8%	(2%)

	41%	(22%)	(28%)

Note (1): The reversal of income tax for preferential income tax rates that Changyou’s and Sogou’s subsidiaries and VIEs were entitled to as KNSEs or Software Enterprises for 2015, 2016 and 2017 was included in the “Effect of tax holidays applicable to subsidiaries and consolidated VIEs” in the above table.

The U.S. Tax Reform signed into law on December 22, 2017 significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. The table above does not reflect the Group’s accrual for the fourth quarter of 2017 of the one-time transition tax. See “U.S. Corporate Income Tax” and “One-Time Transition Tax Related to U.S. Tax Reform” below.

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

As of December 31, 2017, the following principal entities of the Sohu Group were qualified as HNTEs and were entitled to an income tax rate of 15%.

For Sohu’s Business

-	Beijing Sohu New Momentum Information Technology Co., Ltd. (“Sohu New Momentum”). Sohu New Momentum qualified as an HNTE for the years 2016 through 2018, and will need to re-apply for HNTE qualification in 2019.

-	Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”). Sohu Internet qualified as an HNTE for the years 2015 through 2017, and will need to re-apply for HNTE qualification in 2018.

-	Sohu Media and Guangzhou Qianjun. Sohu Media and Guangzhou Qianjun re-applied for HNTE qualification and received approval in November 2017 and December 2017, respectively. New Media and Guangzhou Qianjun are entitled to continue to enjoy the beneficial tax rate as HNTEs for the years 2017 through 2019, and will need to re-apply for HNTE qualification in 2020.

For Sogou’s Business

-	Beijing Sogou Information Service Co., Ltd. (“Sogou Information”). Sogou Information qualified as an HNTE for the years 2015 through 2017, and will need to re-apply for HNTE qualification in 2018.

-	Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”). Sogou Technology re-applied for HNTE qualification and received approval in December 2017. Sogou Technology is entitled to continue to enjoy the beneficial tax rate as an HNTE for the years 2017 through 2019, and will need to re-apply for HNTE qualification in 2020.

-	Beijing Sogou Network Technology Co., Ltd. (“Sogou Network”). Sogou Network qualified as an HNTE for the years 2016 through 2018, and will need to re-apply for HNTE qualification in 2019.

For Changyou’s Business

-	Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”) and Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”). Gamease and AmazGame re-applied for HNTE qualification and received approval in October 2017 and December 2017, respectively. Gamease and AmazGame are entitled to continue to enjoy the beneficial tax rate as HNTEs for the years 2017 through 2019, and will need to re-apply for HNTE qualification in 2020.

-	Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”). Gamespace qualified as an HNTE for the years 2017 through 2019, and will need to re-apply for HNTE qualification in 2020.

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

For Sohu’s Business

-	Sohu New Momentum. In 2017, Sohu New Momentum completed a self-assessment, filed required supporting documents, and was qualified as a Software Enterprise, which entitled it to the first year of an income tax rate reduction from 25% to 12.5% for 2016. Sohu New Momentum will follow the same process in 2018 to entitle it to the second year of an income tax rate reduction from 25% to 12.5% for 2017.

For Sogou’s Business

-	Sogou Technology. In 2017, Sogou Technology completed a self-assessment and filed required supporting documents for KNSE status for 2016. In 2017, Sogou Technology was qualified as a KNSE after the relevant government authorities’ assessment and was entitled to a preferential income tax rate of 10% for 2016. Sogou Technology will follow the same process in 2018 for KNSE status for 2017.

For Changyou’s Business

-	Baina (Wuhan) Information Technology Co., Ltd. (“Wuhan Baina Information”). In 2017, Wuhan Baina Information completed a self-assessment, filed required supporting documents, and was qualified as a Software Enterprise, which entitled it to the first year of an income tax exemption for 2016. Wuhan Baina Information will follow the same process in 2018 to entitle it to the second year of an income tax exemption for 2017.

-	AmazGame. In 2017, AmazGame completed a self-assessment and filed required supporting documents for KNSE status for 2016. Also in 2017, AmazGame was qualified as a KNSE after the relevant government authorities’ assessment and was entitled to a preferential income tax rate of 10% for 2016. AmazGame will follow the same process in 2018 for KNSE status for 2017.

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

In order to fund the distribution of a dividend to shareholders of the Sohu Group’s majority-owned subsidiary Changyou, Changyou’s management determined to cause one of its PRC subsidiaries to declare and distribute a cash dividend of all of its stand-alone 2012 earnings and half of its stand-alone subsequent years’ earnings to its direct overseas parent company, Changyou.com (HK) Limited (“Changyou HK”). As of December 31, 2017, Changyou had accrued deferred tax liabilities in the amount of $31.0 million for PRC withholding tax.

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

U.S. Corporate Income Tax

Sohu.com Inc. is a Delaware corporation that is subject to U.S. corporate income tax on its taxable income at a rate of up to 21% for taxable years beginning after December 31, 2017 and U.S. corporate income tax on its taxable income of up to 35% for prior tax years. The U.S. Tax Reform signed into law on December 22, 2017 significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump sum.

The U.S. Tax Reform also includes provisions for a new tax on GILTI effective for tax years of foreign corporations beginning after December 31, 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations (“CFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations.

The Company’s management is still evaluating the effect of the U.S. Tax Reform on Sohu.com Inc. Management may update its judgment of that effect based on its continuing evaluation and on future regulations or guidance issued by the U.S. Department of the Treasury, and specific actions the Company may take in the future.

To the extent that portions of Sohu.com Inc.’s U.S. taxable income, such as Subpart F income or GILTI, are determined to be from sources outside of the U.S., subject to certain limitations, Sohu.com Inc. may be able to claim foreign tax credits to offset its U.S. income tax liabilities. If dividends that Sohu.com Inc. receives from its subsidiaries are determined to be from sources outside of the U.S., subject to certain limitations, Sohu.com Inc. will generally not be required to pay U.S. corporate income tax on those dividends. Any liabilities for U.S. corporate income tax will be accrued in the Company’s consolidated statements of comprehensive income and estimated tax payments will be made when required by U.S. law.

Deferred Tax Assets and Liabilities

Significant components of the Group’s deferred tax assets and liabilities consist of the following (in thousands):

	As of December 31,
	2016	2017
Deferred tax assets:
Net operating loss from operations	$206,967	$245,534
Accrued bonus and commissions	22,069	25,164
Intangible assets transfer	746	538
Others	7,525	10,307

Total deferred tax assets	237,307	281,543
Less: Valuation allowance	(216,176)	(256,347)

Net deferred tax assets	$21,131	$25,196

Deferred tax liabilities
Withholding tax for Dividend	$(26,002)	$(30,992)
Deferred U.S. tax	(9,175)	(5,498)
Intangible assets from business acquisitions	(1,273)	(1,247)
Others	(3,334)	(5,655)

Total deferred tax liabilities	$(39,784)	$(43,392)

As of December 31, 2017, the Group had net operating losses from PRC entities of approximately $962.6 million available to offset against future net profit for income tax purposes. The Group anticipates that it is more likely than not that these net operating losses may not be utilized based on its estimate of the operation performance of these PRC entities; therefore, $238.4 million in deferred tax assets generated from net operating losses were offset by a valuation allowance.

The following table sets forth the movement of the valuation allowances for deferred tax assets for the years presented (in thousands):

	For the Year Ended December 31,
	2015	2016	2017
Beginning balance	$110,788	146,930	216,176
Provision for the year	71,991	89,603	66,090
Reversal for the year	(30,549)	(10,952)	(39,004)
Foreign currency translation adjustment	(5,300)	(9,405)	13,085

Ending balance	$146,930	216,176	256,347

In 2017, $63.8 million of PRC net operating losses generated from previous years expired. The remaining PRC net operating losses will expire successively commencing in 2017.

One-Time Transition Tax Related to U.S. Tax Reform

In the fourth quarter of 2017, the Group recognized a one-time transition tax of $218.5 million that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of Sohu’s share of previously deferred earnings of certain non-U.S. subsidiaries of Sohu mandated by the U.S. Tax Reform, offset by a reduction of $3.7 million in liability for deferred U.S. income tax as a result of the U.S. Tax Reform. Sohu.com Inc. may make an election to pay the one-time transition tax over eight years commencing in April 2019, or pay in a single lump sum. The actual impact of the U.S. Tax Reform on Sohu.com Inc. may differ from management’s estimates, and management may update its judgments based on future regulations or guidance issued by the U.S. Department of the Treasury, and specific actions the Company may take in the future.

Uncertain Tax Positions

The Sohu Group did not have any significant unrecognized uncertain tax positions for the year ended December 31, 2017. The Group did not have any significant penalties or interest associated with tax positions for the year ended December 31, 2017.

The following table summarizes the Group’s recognized uncertain tax positions from January 1, 2015 to December 31, 2017 (in thousands):

	As of December 31,
	2015	2016	2017
Beginning balance	$24,515	$39,244	$32,682
Decreases related to prior year tax positions	0	(6,649)	(1,544)
Increases related to current year tax positions	14,729	87	0

Ending balance	$39,244	$32,682	$31,138

In 2017, the decreases related to prior year tax positions mainly represented write-offs of $2.4 million related to uncertain tax positions generated in 2009 and 2013.

In 2016, the decreases related to prior year tax positions mainly represented a payment of $5.3 million to PRC tax authorities for a portion of an uncertain tax position arising from certain equity transactions recognized in 2013.

The Group does not anticipate that the uncertain tax positions will significantly increase or decrease within twelve months from December 31, 2017.

15.	COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The following table sets forth the Group’s contractual obligations as of December 31, 2017 (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total Payments Required
Purchase of cinema advertisement slot rights	67,942	52,508	26,524	8,249	1,305	1,301	157,829
Purchase of bandwidth	67,827	1,398	1,196	327	0	0	70,748
Purchase of content and services – video	38,224	19,007	1,134	0	0	0	58,365
Operating lease obligations (1)	18,025	9,118	3,842	666	61	10	31,722
Expenditures for operating rights for licensed games with technological feasibility	19,844	1,039	0	0	0	0	20,883
Purchase of content and services – others	7,019	971	77	32	0	0	8,099
Fees for operating rights for licensed games in development	2,447	0	0	0	0	0	2,447
Others	4,721	377	87	0	0	0	5,185

Total Payments Required	226,049	84,418	32,860	9,274	1,366	1,311	355,278

Note (1): For the years ended December 31, 2017, 2016 and 2015, rental expense included in the operating lease was approximately $23.9 million, $23.9 million, and $27.9 million, respectively.

Litigation

The Sohu Group is a party to various litigation matters which it considers routine and incidental to its business. The Sohu Group records a liability when the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. The Sohu Group evaluates, on a regular basis, developments in litigation matters that could affect the amount of liability that has been previously accrued and makes adjustments as appropriate. Management believes that the total liabilities to the Sohu Group that may arise as a result of currently pending legal proceedings will not have a material adverse effect on the Group’s business, results of operations, financial condition and cash flows. As of December 31, 2017, Sohu and Changyou had no significant litigation contingencies, and Sogou had recorded estimated liabilities of $3.8 million litigation contingencies as a component of accrued and other short-term liabilities related to its currently pending proceedings.

PRC Law and Regulations

The Chinese market in which the Sohu Group operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability to operate an Internet business and to conduct brand advertising, search and search-related advertising, online game, and other services in the PRC. Though the PRC has, since 1978, implemented a wide range of market-oriented economic reforms, continued reforms and progress towards a full market-oriented economy are uncertain. In addition, the telecommunication, information, and media industries remain highly regulated. Restrictions are currently in place and are unclear with respect to which segments of these industries foreign-owned entities, like the Sohu Group, may operate. The Chinese government may issue from time to time new laws or new interpretations of existing laws to regulate areas such as telecommunication, information and media. The Sohu Group’s legal structure and scope of operations in China could be subject to restrictions, which could result in limits on its ability to conduct business in the PRC. Certain risks related to PRC law that could affect the Sohu Group’s VIE structure are discussed in Note 16 - VIEs.

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

Under contractual agreements with the Sohu Group, Dr. Charles Zhang and those other executive officers and employees of the Sohu Group who are shareholders of the consolidated VIEs are required to transfer their ownership in these entities to the Group, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Group at any time as requested by the Group to repay the loans outstanding. All voting rights of the consolidated VIEs are assigned to the Sohu Group, and the Group has the right to designate all directors and senior management personnel of the consolidated VIEs, and also has the obligation to absorb losses of the consolidated VIEs. Dr. Charles Zhang and those other executive officers and employees of the Sohu Group who are shareholders of the consolidated VIEs have pledged their shares in the consolidated VIEs as collateral for the loans. As of December 31, 2017, the aggregate amount of these loans was $9.4 million.

Under its contractual arrangements with the consolidated VIEs, the Sohu Group has the power to direct activities of the VIEs, and can have assets transferred freely out of the VIEs without any restrictions. Therefore, the Group considers that there is no asset of a consolidated VIE that can be used only to settle obligations of the VIEs, except for registered capital and PRC statutory reserves of the VIEs. As of December 31, 2017, the registered capital and PRC statutory reserves of the consolidated VIEs totaled $80.6 million. As all of the consolidated VIEs are incorporated as limited liability companies under the PRC Company Law, creditors of the consolidated VIEs do not have recourse to the general credit of the Sohu Group for any of the liabilities of the consolidated VIEs. Currently there is no contractual arrangement that could require the Sohu Group to provide additional financial support to the consolidated VIEs. As the Sohu Group is conducting certain business in the PRC mainly through the consolidated VIEs, the Group may provide such support on a discretionary basis in the future, which could expose the Group to a loss.

The Sohu Group classified the consolidated VIEs within the Sohu Group as principal VIEs or immaterial VIEs based on certain criteria, such as the VIEs’ total assets or revenues. The following is a summary of the principal VIEs within the Sohu Group:

Basic Information for Principal VIEs and Subsidiaries of Principal VIEs

For Sohu’s Business

-	High Century

Beijing Century High Tech Investment Co., Ltd. (“High Century”) was incorporated in 2001. As of December 31, 2017, the registered capital of High Century was $4.6 million and Dr. Charles Zhang and Wei Li held 80% and 20% interests, respectively, in this entity.

-	Heng Da Yi Tong

Beijing Heng Da Yi Tong Information Technology Co., Ltd. (“Heng Da Yi Tong”) was incorporated in 2002. As of December 31, 2017, the registered capital of Heng Da Yi Tong was $1.2 million and Dr. Charles Zhang and Wei Li held 80% and 20% interests, respectively, in this entity.

-	Sohu Internet

Sohu Internet was incorporated in 2003. As of December 31, 2017, the registered capital of Sohu Internet was $1.6 million and High Century held a 100% interest in this entity.

-	Donglin

Beijing Sohu Donglin Advertising Co., Ltd. (“Donglin”) was incorporated in 2010. As of December 31, 2017, the registered capital of Donglin was $1.5 million and Sohu Internet held a 100% interest in this entity.

-	Tianjin Jinhu

Tianjin Jinhu Culture Development Co., Ltd. (“Tianjin Jinhu”) was incorporated in 2011. In October, 2016, Ye Deng transferred its 50% equity interest in Tianjin Jinhu to Xiufeng Deng. As of December 31, 2017, the registered capital of Tianjin Jinhu was $0.5 million and Xiufeng Deng and Xuemei Zhang each held a 50% interest in this entity.

-	Guangzhou Qianjun

Guangzhou Qianjun was acquired in November 2014. As of December 31, 2017, the registered capital of Guangzhou Qianjun was $3.3 million and Tianjin Jinhu held a 100% interest in this entity.

-	Focus Interactive

Beijing Focus Interactive Information Service Co., Ltd. (“Focus Interactive”) was incorporated in July 2014. As of December 31, 2017, the registered capital of Focus Interactive was $1.6 million and Heng Da Yi Tong held 100% of the equity interests in this entity.

For Sogou’s Business

-	Sogou Information

Sogou Information was incorporated in 2005. As of December 31, 2017, the registered capital of Sogou Information was $2.5 million and Xiaochuan Wang, Sogou’s Chief Executive Officer, High Century and Tencent held 10%, 45% and 45% interests, respectively, in this entity.

For Changyou’s Business

-	Gamease

Gamease was incorporated in 2007. As of December 31, 2017, the registered capital of Gamease was $1.3 million and High Century held a 100% interest in this entity.

-	Shanghai ICE

Shanghai ICE Information Technology Co., Ltd. (“Shanghai ICE”) was acquired by Changyou in 2010. As of December 31, 2017, the registered capital of Shanghai ICE was $1.2 million and Gamease held a 100% interest in this entity.

-	Guanyou Gamespace

Beijing Guanyou Gamespace Digital Technology Co., Ltd. (“Guanyou Gamespace”) was incorporated in 2010. As of December 31, 2017, the registered capital of Guanyou Gamespace was $1.5 million and Beijing Changyou Star Digital Technology Co., Ltd (“Changyou Star”) held a 100% interest in this entity.

-	Wuhan Baina Information

Baina (Wuhan) Information Technology Co., Ltd. (“Wuhan Baina Information”) was acquired by Gamease in July 2014. As of December 31, 2017, the registered capital of Wuhan Baina Information was $3.0 million and Changyou Star and Yongzhi Yang, the former chief executive officer of MoboTap, held 60% and 40% interests, respectively, in this entity.

Financial Information

The following financial information of the Sohu Group’s consolidated VIEs (including subsidiaries of VIEs) is included in the accompanying consolidated financial statements (in thousands):

	As of December 31,
	2016	2017
ASSETS:
Cash and cash equivalents	$94,859	$43,618
Accounts receivable, net	72,151	95,305
Prepaid and other current assets	86,722	26,755
Assets held for sale	12,551	0
Short-term investments	0	12,303
Intra-Group receivables due from the Company’s subsidiaries	197,438	398,135

Total current assets	463,721	576,116

Long-term investments, net	17,472	32,266
Fixed assets, net	4,372	2,414
Intangible assets, net	14,545	11,719
Goodwill	35,161	37,291
Other non-current assets	4,052	2,614

Total assets	$539,323	$662,420

LIABILITIES:
Accounts payable	$15,824	$53,842
Accrued liabilities	96,695	76,883
Receipts in advance and deferred revenue	44,797	46,939
Liabilities held for sale	3,232	0
Other current liabilities	111,775	97,991
Intra-Group payables due to the Company’s subsidiaries	129,431	197,367

Total current liabilities	401,754	473,022

Long-term taxes payable	13,463	14,293
Long-term bank loans	0	1,530
Deferred tax liabilities	1,273	3,451
Intra-Group payables due to the Company’s subsidiaries	19,620	19,030

Total liabilities	$436,110	$511,326

	As of December 31,
	2015	2016	2017
Net revenue	$1,181,354	$894,697	$881,284
Net income /(loss)	$(78,722)	$9,557	$34,910

	Year ended December 31,
	2015	2016	2017
Net cash provided by /(used in) operating activities	$38,627	$(17,804)	$(52,351)
Net cash provided by/(used in) investing activities	55,108	(2,273)	(14,020)
Net cash provided by financing activities	$2,855	$0	$(131)

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

17.	SOHU.COM INC. SHAREHOLDERS’ EQUITY

Summary of Sohu.com Inc.’s outstanding shares (in thousands):

	Number of Outstanding Shares
	As of December 31,
	2015	2016	2017
Common stock:
Balance, beginning of year	38,507	38,653	38,742
Issuance of common stock	146	89	156

Balance, end of year	38,653	38,742	38,898

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

Treasury Stock

Treasury stock consists of shares repurchased by Sohu.com Inc. that are no longer outstanding and are held by Sohu.com Inc. Treasury stock is accounted for under the cost method. For the years ended December 31, 2017, 2016 and 2015, the Company did not repurchase any shares of its common stock.

Stock Incentive Plans

Sohu (excluding Sohu Video), Sogou, Changyou, and Sohu Video have incentive plans for the granting of share-based awards, including options and restricted share units, to their directors, management and other key employees.

1) Sohu.com Inc. Share-based Awards

Sohu’s 2010 Stock Incentive Plan

On July 2, 2010, the Company’s shareholders adopted the Sohu 2010 Stock Incentive Plan, which provides for the issuance of up to 1,500,000 shares of common stock, including stock issued pursuant to the vesting and settlement of restricted stock units and pursuant to the exercise of stock options. The maximum term of any stock right granted under the Sohu 2010 Stock Incentive Plan is ten years from the grant date. The Sohu 2010 Stock Incentive Plan will expire on July 1, 2020. As of December 31, 2017, 585,280 shares were available for grant under the Sohu 2010 Stock Incentive Plan.

i) Summary of stock option activity

In February 2015, May 2016, September 2017 and November 2017, the Company’s Board of Directors approved contractual grants to members of the Company’s management and key employees of options for the purchase of an aggregate of 1,068,000, 13,000, 32,000 and 6,000 shares of common stock, respectively, with nominal exercise prices of $0.001. These stock options vest and become exercisable in four equal installments over a period of four years, with each installment vesting upon the satisfaction of a service period requirement and certain subjective performance targets. These stock options are substantially similar to restricted stock units except for the nominal exercise price, which would be zero for restricted stock units.

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

As of December 31, 2017, 431,500 of these stock options had been granted and had become vested on their respective vesting dates, as a mutual understanding of the subjective performance targets was reached between the Company and the recipients, the targets had been satisfied, and the service period requirements had been fulfilled. The cumulative share-based compensation expense for these granted stock options has been adjusted and fixed based on their aggregate fair values, at their respective grant dates, of $17.9 million.

A summary of stock option activity under the Sohu 2010 Stock Incentive Plan as of and for the year ended December 31, 2017 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at January 1, 2017	193	$			$
Granted	178		0.001
Exercised	(148)		0.001
Forfeited or expired	0

Outstanding at December 31, 2017	223		0.001	7.11		10,160

Vested at December 31, 2017	223		0.001	7.11		10,160

Exercisable at December 31, 2017	223		0.001	7.11		10,160

Note (1): The aggregated intrinsic value in the preceding table represents the difference between Sohu’s closing stock price of $45.58 on December 31, 2017 and the nominal exercise prices of the stock options.

For the years ended December 31, 2017, 2016 and 2015, total share-based compensation expense recognized for these stock options was $2.4 million, $1.4 million and $25.6 million, respectively. The total fair values of these Sohu share options vested on their respective vesting dates for the years ended December 31, 2017, 2016 and 2015 were $7.1 million, $10.8 million and nil, respectively. For the years ended December 31, 2017, 2016 and 2015, total intrinsic value of share options exercised was $6.1 million, $2.5 million and nil, respectively.

ii) Summary of restricted stock unit activity

A summary of restricted stock unit activity under the Sohu 2010 Stock Incentive Plan as of and for the year ended December 31, 2017 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2017	11	$73.32
Granted	0	0
Vested	(5)	75.06
Forfeited	(5)	71.85

Unvested at December 31, 2017	1	72.92

Expected to vest after December 31, 2017	1	72.92

For the years ended December 31, 2017, 2016 and 2015, total share-based compensation expense recognized for restricted stock units was negative $1.7 million, $1.3 million and $2.2 million, respectively.

As of December 31, 2017, there was nil of unrecognized compensation expense related to unvested restricted stock units. The total fair value on their respective vesting dates of restricted stock units vested during the years ended December 31, 2017, 2016 and 2015 was $0.3 million, $0.9 million and $1.6 million, respectively.

2) Sogou Inc. Share-based Awards

Sogou 2010 Share Incentive Plan

Sogou adopted a share incentive plan on October 20, 2010. The number of Sogou ordinary shares issuable under the plan was 41,500,000 after an amendment that was effective August 22, 2014 (as amended, the “Sogou 2010 Share Incentive Plan”). Awards of share rights may be granted under the Sogou 2010 Share Incentive Plan to management and employees of Sogou and of any present or future parents or subsidiaries or VIEs of Sogou. The maximum term of any share right granted under the Sogou 2010 Share Incentive Plan is ten years from the grant date. The Sogou 2010 Share Incentive Plan will expire on October 19, 2020. As of December 31, 2017, Sogou had contractually granted options for the purchase of 39,798,377 Sogou Class A Ordinary Shares under the 2010 Sogou Share Incentive Plan.

Of the contractually-granted Sogou share options for the purchase of 39,798,377 Sogou Class A Ordinary Shares, options for the purchase of 32,548,377 Sogou Class A Ordinary Shares vest and become exercisable upon a service period requirement being met, as well as Sogou’s achievement of performance targets for the corresponding period. Subject to achievement of the applicable performance targets, of these Sogou share options for the purchase of 32,548,377 Sogou Class A Ordinary Shares, options for the purchase of 31,463,750 Sogou Class A Ordinary Shares vest and become exercisable in four equal installments and options for the purchase of 1,084,627 Sogou Class A Ordinary Shares vest and become exercisable in two to four installments over varying periods. For purposes of recognition of share-based compensation expense, each installment is considered to be granted as of the date that the performance target has been set. As of December 31, 2017, Sogou had granted options for the purchase of 27,666,405 Sogou Class A Ordinary Shares under the 2010 Sogou Share Incentive Plan. As of December 31, 2017, options for the purchase of 26,800,559 Sogou Class A Ordinary Shares had become vested and exercisable because both the service period and the performance requirements had been met, and of such vested options, options for the purchase of 25,163,373 Sogou Class A Ordinary Shares had been exercised.

Of contractually-granted options for the purchase of 39,798,377 Sogou Class A Ordinary Shares, vesting of options for the purchase of 7,250,000 Class A Ordinary Shares was subject to completion of an IPO and, of such options, options for the purchase of 7,200,000 Class A Ordinary Shares vest and become exercisable in five equal installments, with (i) the first installment vesting upon the expiration of all underwriters’ lockup periods applicable to Sogou’s IPO and (ii) each of the four subsequent installments vesting on the first, second, third, and fourth anniversary dates, respectively, of the completion of Sogou’s IPO. The completion of an IPO was considered to be a performance condition of the awards. The remaining options for the purchase of 50,000 Class A Ordinary Shares will vest and become exercisable on the first anniversary of their grant date.

As of December 31, 2017, for purposes of recognition of share-based compensation expense, Sogou had granted Sogou share options for the purchase of 34,916,405 Sogou Class A Ordinary Shares, of which options for the purchase of 9,753,032 Sogou Class A Ordinary Shares were outstanding. A summary of Sogou share option activity under the Sogou 2010 Share Incentive Plan as of and for the year ended December 31, 2017 is presented below:

	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding as of January 1, 2017	9,451	$0.476	6.31
Granted	2,496	0.001
Exercised	(2,168)	0.001
Forfeited/Expired	(26)	0.001

Outstanding as of December 31, 2017	9,753	$0.462	5.56	$108,340

Vested as of December 31, 2017 and expected to vest thereafter	9,694	$0.464	5.54	$107,660

Exercisable as of December 31, 2017	1,637	$0.001	5.68	$18,941

Note (1): The aggregate intrinsic value in the preceding table represents the difference between Sogou’s closing price of $11.57 per Class A Ordinary Share on December 31, 2017 and the exercise prices of the share options.

For the years ended December 31, 2017, 2016 and 2015, total share-based compensation expense recognized for Sogou share options under the Sogou 2010 Share Incentive Plan was $23.0 million, $7.6 million and $7.3 million, respectively. As of December 31, 2017, there was $8.7 million of unrecognized compensation expense related to the unvested Sogou share options granted under the Sogou 2010 Share Incentive Plan that is expected to be recognized over a weighted average period of 0.84 years.

For the years ended December 31, 2017, 2016 and 2015, the total fair values of these Sogou share options vested on their respective vesting dates were $21.7 million, $9.7 million and $14.6 million, respectively. For the years ended December 31, 2017, 2016 and 2015, total intrinsic value of options exercised was $11.1 million, $15.2 million, and $13.8 million, respectively.

The fair values of the ordinary shares of Sogou were assessed using the income approach /discounted cash flow method or based on the mid-point of the estimated Sogou IPO price range, in each case with a discount for lack of marketability, given that the shares underlying the awards were not publicly traded at the time of grant, and was determined with the assistance of a qualified professional appraiser using management’s estimates and assumptions. This assessment required complex and subjective judgments regarding Sogou’s projected financial and operating results, its unique business risks, the liquidity of its ordinary shares and its operating history and prospects at the time the grants were made.

The fair value of the Sogou share options granted to Sogou management and key employees was estimated on the date of grant using the binomial valuation model with the following assumptions used:

Assumptions Adopted	2015	2016	2017
Average risk-free interest rate	2.48%~2.77%	1.90%~2.77%	2.14%~3.00%
Exercise multiple	2~3	2~3	2~3
Expected forfeiture rate (post-vesting)	1%~12%	0%~12%	0%~12%
Weighted average expected option life	8	7	7
Volatility rate	47%~51%	43%~50%	39%~47%
Dividend yield	0%	0%	0%
Weighted average fair value of share options	3.58	3.26	10.35

Sogou estimated the risk-free rate based on the market yields of U.S. Treasury securities with an estimated country-risk differential as of the valuation date. An exercise multiple was estimated as the ratio of the fair value of the Sogou ordinary shares over the exercise price as of the time the Sogou share option is exercised, based on consideration of research studies regarding exercise patterns based on historical statistical data. In Sogou’s valuation analysis, a multiple of three was applied for management and a multiple of two was applied for other key employees. Sogou estimated the forfeiture rate to be 0% or 1% for the Sogou share options granted to Sogou management and 12% for the Sogou share options granted to Sogou’s other key employees. As there was no trading market for Sogou’s ordinary shares prior to the completion of Sogou’s IPO, the expected volatility at the valuation date was estimated based on the historical volatility of comparable companies for the period before the grant date with length commensurate with the expected term of the Sogou share options. Sogou has no history or expectation of paying dividends on its ordinary shares. Accordingly, the dividend yield was estimated to be 0%.

Sogou 2017 Share Incentive Plan

In October 2017, Sogou adopted a share incentive plan (the “Sogou 2017 Share Incentive Plan”) which provides for the issuance of up to and aggregate of 28,000,000 Sogou Class A Ordinary Shares. Share incentive awards may be granted under the Sogou 2017 Share Incentive Plan to Sogou’s management and employees and of any of its present or future parents or subsidiaries. The maximum term of any share incentive award granted under the Sogou 2017 Share Incentive Plan is ten years from the grant date. As of December 31, 2017, no options were contractually granted under the 2017 Sogou Share Incentive Plan.

Sohu Management Sogou Share Option Arrangement

Under an arrangement (the “Sohu Management Sogou Share Option Arrangement”) that was approved by the boards of directors of Sohu and Sogou in March 2011, Sohu has the right to provide to members of Sohu’s Board of Directors, management and key employees of the Sohu Group the opportunity to purchase from Sohu up to 12,000,000 Class A Ordinary Shares of Sogou at a fixed exercise price of $0.625 or $0.001 per share. Of these 12,000,000 ordinary shares, 8,800,000 are Sogou Class A Ordinary Shares previously held by Sohu and 3,200,000 are Sogou Class A Ordinary Shares that were newly-issued on April 14, 2011 by Sogou to Sohu at a price of $0.625 per share, or a total of $2.0 million. As of December 31, 2017, Sohu had contractually granted options for the purchase of 8,305,000 Sogou Class A Ordinary Shares under the Sohu Management Sogou Share Option Arrangement.

Of the contractually-granted Sogou share options for the purchase of 8,305,000 Sogou Class A Ordinary Shares, options for the purchase of 8,290,000 Sogou Class A Ordinary Shares vest and become exercisable in four equal installments, with each installment vesting upon a service period requirement for Sohu’s management and key employees being met, as well as Sogou’s achievement of performance targets for the corresponding period. For purposes of recognition of share-based compensation expense, each installment is considered to be granted as of the date that the performance target has been set. As of December 31, 2017, Sohu had granted Sogou share options for the purchase of 8,290,000 Sogou Class A Ordinary Shares under the Sohu Management Sogou Share Option Arrangement. As of December 31, 2017, options for the purchase of 8,290,000 Sogou Class A Ordinary Shares had become vested and exercisable because both the service period and the performance requirements had been met, and vested options for the purchase of 8,290,000 Sogou Class A Ordinary Shares had been exercised.

Of the contractually-granted options for the purchase of 8,305,000 Sogou Class A Ordinary shares, options for the purchase of 15,000 Sogou Class A Ordinary Shares that were granted to members of Sohu’s Board of Directors vested and became exercisable in 2015, as the service period requirement for vesting had been met. As of December 31, 2017, of such vested options, options for the purchase of 6,000 Sogou Class A Ordinary Shares had been exercised.

As of December 31, 2017, for purposes of recognition of share-based compensation expense, Sohu had granted options for the purchase of 8,305,000 Sogou Class A Ordinary Shares, of which options for the purchase of 9,000 Sogou Class A Ordinary Shares were outstanding. A summary of Sogou share option activity under the Sohu Management Sogou Share Option Arrangement as of and for the year ended December 31, 2017 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding as of January 1, 2017	70	$0.517	6.79
Granted	0
Exercised	(61)	0.594
Forfeited or expired	0

Outstanding as of December 31, 2017	9	0.001	7.38	$104

Vested as of December 31, 2017	9	0.001	7.38	104

Exercisable as of December 31, 2017	9	0.001	7.38	104

Note (1): The aggregate intrinsic value in the preceding table represents the difference between Sogou’s closing price of $11.57 per Class A ordinary share on December 31, 2017 and the exercise prices of the share options.

For the years ended December 31, 2017, 2016 and 2015, total share-based compensation expense recognized for Sogou share options under the Sohu Management Sogou Share Option Arrangement was nil, $0.4 million and $1.0 million, respectively. As of December 31, 2017, there was no unrecognized compensation expense related to unvested Sogou share options.

For the years ended December 31, 2017, 2016 and 2015, the total fair values of the Sogou share options under the Sohu Management Sogou Share Option Arrangement vested on their respective vesting dates were nil, $0.5 million, and $2.6 million, respectively. For the years ended December 31, 2017, 2016 and 2015, total intrinsic value of options exercised was $0.2 million, $4.5million, and $1.8 million, respectively.

The method used to determine the fair value of Sogou share options granted under the Sohu Management Sogou Share Option Arrangement was the same as the method used for the Sogou share options granted under the Sogou 2010 Incentive Plan as described above, except for the assumptions used in the binomial valuation model as presented below. There was no share-based compensation expense recognized under the Sohu Management Sogou Share Option Arrangement for the year ended December 31, 2017.

Assumptions Adopted	2015	2016
Average risk-free interest rate	2.43%~2.67%	2.01%~2.15%
Exercise multiple	2~3	2~3
Expected forfeiture rate (post-vesting)	0%~8%	0%
Weighted average expected option life	6	6
Volatility rate	46%~50%	43%~47%
Dividend yield	0%	0%
Weighted average fair value of share options	5.54	3.02

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

As of December 31, 2017, 10,327,500 Sogou Class A Ordinary Shares that were purchased upon the early exercise of options granted under the Sogou 2010 Share Incentive Plan remained unvested in accordance with the vesting requirements under the original option agreements. All Sogou Class A Ordinary Shares purchased upon such early exercise that have become vested have been included in the disclosures under the heading “Sogou 2010 Share Incentive Plan” and “Sohu Management Sogou Share Option Arrangement” above.

Sogou Share Repurchase Transaction

In January 2017, Sogou repurchased 720,000 of its Pre-IPO Class A Ordinary Shares from the former President and Chief Financial Officer of the Sohu Group for an aggregate price of $7.2 million. Approximately $4.0 million incremental share-based compensation expense associated with the repurchase, which was made pursuant to letter agreements entered into in 2016 between the Sohu Group and the former President and Chief Financial Officer of the Sohu Group in connection with her resignation, which amount is equal to the excess of the repurchase price over the fair value of Sogou Pre-IPO Class A Ordinary Shares as of the repurchase date, related to events occurring in 2016 and was recorded in the Sohu Group’s statements of comprehensive income for the first quarter of 2017. The Group assessed the impact and determined that it was not material to the quarter ended December 31, 2016, the year ended December 31, 2016, or the year ended December 31, 2017.

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

For the years ended December 31, 2017, 2016 and 2015, share-based compensation expense of $0.7 million, $0.8 million and $2.0 million, respectively, related to these Tencent restricted share units was recognized in the Group’s consolidated statements of comprehensive income. As of December 31, 2017, there was $58,327 of unrecognized compensation expense related to these unvested Tencent restricted share units. This amount is expected to be recognized over a weighted average period of 0.51 years.

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

Prior to the completion of Changyou’s IPO, Changyou had granted under the Changyou 2008 Share Incentive Plan 15,000,000 Changyou ordinary shares to its former chief executive officer Tao Wang, through Prominence Investments Ltd., which is an entity that may be deemed under applicable rules of the SEC to be beneficially owned by Tao Wang. Through December 31, 2017, Changyou had also granted under the Changyou 2008 Share Incentive Plan restricted share units, settleable upon vesting by the issuance of an aggregate of 4,614,098 Changyou ordinary shares, to certain members of its management other than Tao Wang, and certain other Changyou employees.

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

ii) Share-based Awards granted after Changyou’s IPO

Through December 31, 2017, in addition to the share-based awards granted before Changyou’s IPO, Changyou had granted restricted share units, settleable upon vesting with the issuance of an aggregate of 1,581,226 Changyou ordinary shares, to certain members of its management other than Tao Wang and to certain of its other employees. These Changyou restricted share units are subject to vesting over a four-year period commencing on their grant dates. Share-based compensation expense for such Changyou restricted share units is recognized on an accelerated basis over the requisite service period. The fair value of Changyou restricted share units was determined based on the market price of Changyou’s ADSs on the grant date.

A summary of activity for these restricted share units as of and for the year ended December 31, 2017 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2017	10	$14.25
Granted	0
Vested	(10)	14.25
Forfeited	0

Unvested at December 31, 2017	0

Expected to vest after December 31, 2017	0

For the years ended December 31, 2017, 2016 and 2015, total share-based compensation expense recognized for these Changyou restricted share units was $2,200, $0.1 million and negative $0.2 million, respectively. The negative amount in 2015 resulted from Changyou’s reversal of share-based compensation expense for Changyou restricted share units that were cancelled due to the termination of the holders’ employment prior to vesting.

As of December 31, 2017, there was nil of unrecognized compensation expense related to these unvested Changyou restricted share units. The total fair value of these Changyou restricted share units vested during the years ended December 31, 2017, 2016 and 2015 was $0.2 million, $0.1 million and $1.1 million, respectively.

Changyou 2014 Share Incentive Plan

On June 27, 2014, Changyou reserved 2,000,000 of its Class A ordinary shares under the Changyou.com Limited 2014 Share Incentive Plan (the “Changyou 2014 Share Incentive Plan”) for the purpose of making share incentive awards to certain members of its management and key employees. On November 2, 2014, the number of Class A ordinary shares reserved under the Changyou 2014 Share Incentive Plan increased from 2,000,000 to 6,000,000. The maximum term of any share right granted under the Changyou 2014 Share Incentive Plan is ten years from the grant date. The Changyou 2014 Share Incentive Plan will expire in June 2024. As of December 31, 2017, 2,988,000 shares were available for grant under the Changyou 2014 Share Incentive Plan.

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

As of December 31, 2017, 1,999,000 of these Changyou share options had been granted and had become vested on their respective vesting dates, as a mutual understanding of the subjective performance targets had been reached between Changyou and the recipients, the targets had been satisfied, and the service period requirements had been fulfilled. The cumulative share-based compensation expense of $28.6 million for these granted share options was adjusted and fixed based on the aggregate amounts of the fair values of these granted share options at their respective grant dates.

A summary of share option activity under the Changyou 2014 Share Incentive Plan as of and for the year ended December 31, 2017 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at January 1, 2017	852	$0.01	7.93	$9,032
Granted	770	0.01
Exercised	(675)	0.01
Forfeited or expired	0

Outstanding at December 31, 2017	947	0.01	7.01	17,240

Vested at December 31, 2017	947	0.01		17,240

Exercisable at December 31, 2017	947	0.01

Note (1): The aggregate intrinsic value in the preceding table represents the difference between Changyou’s closing price of $36.43 per ADS, or $18.22 per Class A ordinary share, on December 31, 2017 and the nominal exercise prices of the share options.

For the years ended December 31, 2017, 2016 and 2015, total share-based compensation expense recognized for these share options under the Changyou 2014 Share Incentive Plan was $17.4 million, $8.3 million and $15.2 million, respectively. The total fair values of these Changyou share options vested on their respective vesting dates for the years ended December 31, 2017, 2016 and 2015 were $14.8 million, $9.1 million and $4.7 million, respectively. The total intrinsic value of share options exercised for the years ended December 31, 2017, 2016 and 2015 was $10.3 million, $4.3 million and nil, respectively.

4) Sohu Video Share-based Awards

On January 4, 2012, Sohu Video adopted the Video 2011 Share Incentive Plan, under which 25,000,000 ordinary shares of Sohu Video are reserved for the purpose of making share incentive awards to management and key employees of Sohu Video and to Sohu management. The maximum term of any share incentive award granted under the Video 2011 Share Incentive Plan is ten years from the grant date. The Video 2011 Share Incentive Plan will expire on January 3, 2021. As of December 31, 2017, grants of options for the purchase of 16,368,200 ordinary shares of Sohu Video had been contractually made and were subject to vesting in four equal installments, with each installment vesting upon a service period requirement being met, as well as Sohu Video’s achievement of performance targets for the corresponding period. For purposes of ASC 718-10-25, as of December 31, 2017, no grant date had occurred, because the broader terms and conditions of the option awards had neither been finalized nor mutually agreed upon with the recipients. As of December 31, 2017, options for the purchase of 4,972,800 Sohu Video ordinary shares were vested.

For the years ended December 31, 2017, 2016 and 2015, total share-based compensation expense recognized for vested Sohu Video options under the Video 2011 Share Incentive Plan was negative $0.3 million, negative $0.8 million and $0.3 million, respectively. The negative amount resulted from re-measured compensation expense based on the then-current fair value of the awards on the reporting date.

The fair value of the Sohu Video options contractually granted to management and key employees of Sohu Video and to Sohu management was estimated on the reporting date using the BP Model, with the following assumptions used:

Assumptions Adopted
Average risk-free interest rate	2.81%
Exercise multiple	2.8
Expected forfeiture rate (post-vesting)	14%
Weighted average expected option life	4.0
Volatility rate	44.1%
Dividend yield	0
Fair value	0.64

18.	BUSINESS COMBINATION

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

In 2016, Changyou’s Board of Directors approved the disposal of the 51% equity interest in MoboTap. As of December 31, 2016, Changyou was negotiating with a potential buyer on the terms of disposal. Accordingly, the assets and liabilities attributable to MoboTap are classified as assets and liabilities held for sale and measured at the lower of their carrying amounts and their fair values, less selling costs, in the consolidated balance sheet as of December 31, 2016. Details see Note 10 - Fair Value Measurements.

In the first quarter of 2017, Changyou’s management determined that the disposal was unlikely to be completed within one year, due to the suspension of negotiations with a potential buyer of MoboTap. As a result, the assets held for sale and liabilities held for sale related to MoboTap were reclassified and recorded as assets and liabilities held for use and measured at the lower of the carrying value before MoboTap was classified as held for sale, adjusted for any depreciation and amortization expense that would have been recognized had the assets and liabilities been continuously classified as held for use, or the fair value as of the reclassification date in the Sohu Group’s consolidated balance sheets commencing on the reclassification date. In the first quarter of 2017, Changyou recorded a $1.4 million expense in the consolidated statements of comprehensive income for catch-up of depreciation and amortization expenses of the assets held for sale before the reclassification.

In the third quarter of 2017, due to reinforced restrictions the Chinese regulatory authorities imposed on card and board games, some of Changyou’s key distribution partners informed Changyou that they had decided to stop the distribution and promotion of card and board games, which had an adverse impact on MoboTap’s current performance, and also increased the uncertainty for its future operations and cash flow. As a result, Changyou determined that it was unlikely that MoboTap would gain users and grow its online card and board games revenues in China. Management performed an impairment test in the third quarter of 2017 using the discounted cash flow method and impairment charges of $86.9 million were recognized to reflect the fair value of the MoboTap business, of which an $83.5 million impairment loss was recognized for goodwill and a $3.4 million impairment loss was recognized for intangible assets.

19.	NONCONTROLLING INTEREST

Currently, the noncontrolling interests in the Sohu Group’s consolidated financial statements primarily consist of noncontrolling interests for Sogou and Changyou.

Noncontrolling Interest in the Consolidated Balance Sheets

As of December 31, 2016 and 2017, noncontrolling interest in the consolidated balance sheets was $564.2 million and $1.07 billion, respectively.

	As of December 31,
	2016	2017
Sogou	$165,584	$623,785
Changyou	398,631	442,818

Total	$564,215	$1,066,603

Noncontrolling Interest of Sogou

As of December 31, 2017 and 2016, noncontrolling interest of Sogou of $623.8 million and $165.6 million, respectively, was recognized in the Sohu Group’s consolidated balance sheets, representing Sogou’s cumulative results of operations attributable to shareholders other than Sohu.com Inc., and reflecting the reclassification of Sogou’s share-based compensation expense from shareholders’ additional paid-in capital to noncontrolling interest, the investments of shareholders other than Sohu.com Inc. in Sogou, Sogou’s repurchase of Pre-IPO Series A Preferred Shares from noncontrolling shareholders in March 2014 and September 2015, and Sogou’s repurchase of Pre-IPO Class A Ordinary Shares from noncontrolling shareholders in June 2014 and January 2017.

Noncontrolling Interest of Changyou

As of December 31, 2017 and 2016, noncontrolling interest of Changyou of $442.8 million and $398.6 million, respectively, was recognized in the Sohu Group’s consolidated balance sheets, representing a 32% and 31% economic interest for 2017 and 2016, respectively, in Changyou’s net assets held by shareholders other than Sohu.com Inc. and reflecting the reclassification of Changyou’s share-based compensation expense from shareholders’ additional paid-in capital to noncontrolling interest.

Noncontrolling Interest in the Consolidated Statements of Comprehensive Income /(Loss)

For the years ended December 31, 2017, 2016 and 2015, respectively, the Sohu Group had net income of $84.5 million, net income of $109.0 million and net income of $146.5 million, respectively, attributable to the noncontrolling interest in the consolidated statements of comprehensive income /(loss).

	Year Ended December 31,
	2015	2016	2017
Sogou	$101,656	$61,403	$77,025
Changyou	44,886	47,645	7,603
Others	0	0	(105)

Total	$146,542	$109,048	$84,523

Noncontrolling Interest of Sogou

For the years ended December 31, 2017, 2016 and 2015, respectively, a $77.0 million net income, a $61.4 million net income and a $101.7 million net income, respectively, attributable to the noncontrolling interest of Sogou was recognized in the Sohu Group’s consolidated statements of comprehensive income /(loss), representing Sogou’s net income attributable to shareholders other than Sohu.com Inc.

Noncontrolling Interest of Changyou

For the years ended December 31, 2017, 2016 and 2015, respectively, a $7.6 million net income, a $47.6 million net income and a $44.9 million net income, respectively, attributable to the noncontrolling interest of Changyou was recognized in the Sohu Group’s consolidated statements of comprehensive income /(loss), representing a 32%, 31% and 31%, respectively, economic interest in Changyou attributable to shareholders other than Sohu.com Inc.

20.	NET INCOME /(LOSS) PER SHARE

Basic net income /(loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income /(loss) per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise or settlement of share-based awards using the treasury stock method. The dilutive effect of share-based awards with performance requirements is not considered before the performance targets are actually met. The computation of diluted net income /(loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect (i.e. an increase in earnings per share amounts or a decrease in loss per share amounts) on net income /(loss) per share. For the year ended December 31, 2017, 263,000 common shares potentially issuable upon the exercise or settlement of share-based awards using the treasury stock method were anti-dilutive and excluded from the denominator for calculation of diluted net loss per share.

Additionally, for purposes of calculating the numerator of diluted net income /(loss) per share, the net income /(loss) attributable to Sohu.com Inc. is adjusted as follows:

Sogou’s net income/(loss) attributable to Sohu.com Inc.

Before Sogou’s IPO

Before Sogou’s IPO, Sogou’s net income /(loss) attributable to Sohu.com Inc. was determined using the percentage that the weighted average number of Sogou shares held by Sohu.com Inc. represented of the weighted average number of Sogou Pre-IPO Preferred Shares and Sogou Pre-IPO Ordinary Shares, shares issuable upon the conversion of convertible preferred shares under the if-converted method, and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, and was not determined by allocating Sogou’s net income /(loss) to Sohu.com Inc. using the methodology for the calculation of net income /(loss) attributable to the Sogou noncontrolling shareholders.

Before Sogou’s IPO, all of these Sogou shares and share options had an anti-dilutive effect, and therefore were excluded from the calculation of Sohu.com Inc.’s diluted net income /(loss) per share.

After Sogou’s IPO

After Sogou’s IPO, Sogou’s net income /(loss) attributable to Sohu.com Inc. is determined using the percentage that the weighted average number of Sogou shares held by Sohu.com Inc. represents of the weighted average number of Sogou ordinary shares and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, and not by using the percentage held by Sohu.com Inc. of the total economic interest in Sogou, which is used for the calculation of basic net income per share.

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

After Sogou’s IPO, all of these Sogou share options had an dilutive effect, and therefore were included in the calculation of Sohu.com Inc.’s diluted net income /(loss) per share.

Changyou’s net income/(loss) attributable to Sohu.com Inc.

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

For the year ended December 31, 2017, all of these Changyou restricted share units had a dilutive effect, and therefore were included in the calculation of Sohu.com Inc.’s diluted net income /(loss) per share. This impact is presented as “incremental dilution from Changyou” in the table below.

In September 2015, Sogou purchased from Photon 6.4 million Pre-IPO Series A Preferred Shares of Sogou for an aggregate purchase price of $21.0 million. This transaction gave rise to a deemed dividend of $11.9 million, which was deemed to have been contributed by Sohu.com Inc., as a holder of ordinary shares of Sogou, representing a portion of the difference between the price Sogou paid to Photon for the Pre-IPO Series A Preferred Shares and the carrying amount of these Pre-IPO Series A Preferred Shares in the Group’s consolidated financial statements.

The following table presents the calculation of the Sohu Group’s basic and diluted net loss per share (in thousands, except per share data).

	Year Ended December 31,
	2015	2016	2017
Numerator:
Net loss attributable to Sohu.com Inc., basic	$(49,598)	$(224,021)	$(554,526)
Effect of dilutive securities:
Incremental dilution from Sogou	0	0	(1,233)
Incremental dilution from Changyou	(1,231)	(1,639)	(31)

Net loss attributable to Sohu.com Inc., diluted	$(50,829)	$(225,660)	$(555,790)

Denominator:
Weighted average basic shares of common shares outstanding	38,598	38,706	38,858
Effect of dilutive securities:
Share options and restricted share units	0	0	0

Weighted average diluted common shares outstanding	$38,598	$38,706	$38,858

Basic net loss per share attributable to Sohu.com Inc.	$(1.28)	$(5.79)	$(14.27)

Diluted net loss per share attributable to Sohu.com Inc.	$(1.32)	$(5.83)	$(14.30)

21.	CHINA CONTRIBUTION PLAN

The Sohu Group’s subsidiaries and consolidated VIEs in China participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Group’s subsidiaries and consolidated VIEs to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Group’s China-based subsidiaries and consolidated VIEs have no further commitments beyond their monthly contributions. For the years ended December 31, 2017, 2016 and 2015, the Group’s China based subsidiaries and consolidated VIEs contributed a total of $139.2 million, $131.6 million and $132.6 million, respectively, to these funds.

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

For the years ended December 31, 2017, 2016 and 2015, the total amount of profits contributed to these funds by the Group was $12.0 million, $4.3 million and $7.7 million, respectively. As of December 31, 2017 and 2016, the total amount of profits contributed to these funds by the Group was $63.0 million and $51.0 million, respectively.

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

Operation Risk

For the years ended December 31, 2017, 2016 and 2015, there were no revenues from customers that individually represent greater than 10% of the total online adveretising revenues.

For the year ended December 31, 2017, revenues from TLBB were $197.7 million, accounting for approximately 44% of Changyou’s online game revenues, approximately 34% of Changyou’s total revenues and approximately 11% of the Sohu Group’s total revenues. For the year ended December 31, 2017, revenues from Legacy TLBB were $139.5 million, accounting for approximately 31% of Changyou’s online game revenues, approximately 24% of Changyou’s total revenues, and approximately 8% of the Sohu Group’s total revenues.

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

Credit Risk

As of December 31, 2017, approximately 58% of the Sohu Group’s cash and cash equivalents and short-term investments were held in 19 financial institutions in Mainland China. The remaining cash and cash equivalents and short-term investments were held primarily in financial institutions in Hong Kong and Macao.

As of December 31, 2016, approximately 48% of the Sohu Group’s cash and cash equivalents and short-term investments were held in 14 financial institutions in Mainland China. The remaining cash and cash equivalents and short-term investments were held primarily in financial institutions in Macao and Hong Kong.

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

Management expects that any additional institutions that the Sohu Group uses for its cash and bank deposits will be chosen with similar criteria for soundness. As a further means of managing its credit risk, the Sohu Group holds its cash and bank deposits in a number of different financial institutions. As of December 31, 2017 and 2016, the Sohu Group held its cash and bank deposits in different financial institutions and held no more than approximately 30% and 32%, respectively, of its total cash at any single institution.

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

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

SOHU.COM INC.

CONDENSED BALANCE SHEETS

(In thousands)

	As of December 31,
	2016	2017
ASSETS
Current assets:
Cash and cash equivalents	$8,990	$2,845
Prepaid and other current assets	6,218	2,285
Due from subsidiaries and VIEs	3,806	3,806

Total current assets	19,014	8,936
Interests in subsidiaries and VIEs	989,875	971,163

Total assets	$1,008,889	$980,099

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	4,501	5,482
Long-term liabilities	10,808	223,983

Total liabilities	15,309	229,465

Shareholders’ equity:
Common stock: $0.001 par value per share (75,400 shares authorized; 38,742 shares and 38,898 shares, respectively, issued and outstanding as of December 31, 2016 and 2017)	45	45
Additional paid-in capital	821,867	1,098,455
Treasury stock (5,890 shares as of both December 31, 2016 and 2017)	(143,858)	(143,858)
Accumulated other comprehensive income	3,220	38,212
Retained earnings	312,306	(242,220)

Total shareholders’ equity	993,580	750,634

Total liabilities and shareholders’ equity	$1,008,889	$980,099

SOHU.COM INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2015	2016	2017
Revenues	$0	$0	$0
Cost of revenues	0	0	0

Gross profit	0	0	0

Operating expenses:
General and administrative	22,091	8,845	8,824

Operating loss	(22,091)	(8,845)	(8,824)

Share of loss of subsidiaries and VIEs	(4,430)	(217,408)	(331,106)
Other income /(expense)	(12)	(54)	71
Interest income	95	107	152

Loss before income tax expense /(benefit)	(26,438)	(226,200)	(339,707)
Income tax expense /(benefit)	11,249	(2,179)	214,819

Net loss	(37,687)	(224,021)	(554,526)

Other comprehensive income /(loss)	(59,251)	(46,931)	34,992

Comprehensive loss	$(96,938)	$(270,952)	$(519,534)

SOHU.COM INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2016	2017
Cash flows from operating activities:
Net loss	$(37,687)	$(224,021)	$(554,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Investment loss from subsidiaries and VIEs	4,430	217,408	331,106
Share-based compensation expense /(benefit)	15,393	1,309	(814)
Changes in current assets and liabilities:
Prepaid and other current assets	(71)	842	3,933
Taxes payable	811	(630)	0
Accrued liabilities	7,905	(2,014)	214,156

Net cash used in operating activities	(9,219)	(7,106)	(6,145)
Cash flows from financing activities:
Issuance of common stock	2,126	0	0

Net cash provided by financing activities	2,126	0	0

Net decrease in cash and cash equivalents	(7,093)	(7,106)	(6,145)
Cash and cash equivalents at beginning of year	23,189	16,096	8,990

Cash and cash equivalents at end of year	$16,096	$8,990	$2,845

NOTES TO SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF SOHU.COM INC.

1.	The condensed financial statements of Sohu.com Inc. (the “Company”) have been prepared in accordance with U.S. GAAP.

2.	The Company records its investment in subsidiaries under the equity method. Such investment and long-term loans to subsidiaries are presented on the balance sheets as interests in subsidiaries and consolidated VIEs and the loss of the subsidiaries is presented as share of loss of subsidiaries and consolidated VIEs on the statements of comprehensive loss.

For VIEs where the Company is the primary beneficiary, the amount of the Company’s investment is included on the balance sheets as interests in subsidiaries and consolidated VIEs, and the profit or loss of the subsidiaries and consolidated VIEs is included in the share of profit or loss of subsidiaries and consolidated VIEs on the statements of comprehensive loss.

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

3.	As of December 31, 2017 and 2016, there were no material contingencies, significant provisions of long-term obligations, or mandatory dividend or redemption requirements of redeemable stocks or guarantees of the Company, except for those which have been separately disclosed in the Consolidated Financial Statements, if any.

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Sixth Amended and Restated Certificate of Incorporation of Sohu.com Inc. as filed with the Delaware Secretary of State on July 17, 2000.

3.2(15)	Second Amended and Restated By-Laws of Sohu.com Inc., effective February 7, 2015.

10.1(2)	Loan and Share Pledge Agreement dated November 19, 2001 among Sohu.com Inc., Dr. Charles Zhang and Li Wei.

10.2(4)	Purchasing Agreement of Real Property between Sohu Era and Vision Hua Qing.

10.3(5)	Master Transaction Agreement, dated January 1, 2009, by and between Sohu.com Inc. and Changyou.com Limited.

10.4(5)	Project Cooperation Agreement, dated November 20, 2009, by and between Beijing Raycom Real Estate Development Co., Ltd. and Beijing Sohu Media.

10.5(6)	Amended and Restated Marketing Services Agreement, dated January 1, 2010, by and between Sohu.com Inc. and Changyou.com Limited.

10.6(7)	Project Cooperation Agreement of Changyou, dated August 23, 2010.

10.7(7)	Amended and Restated 2010 Stock Incentive Plan.

10.8(7)	Cooperation Agreement, dated September 30, 2010. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted information has been filed separately with the Securities and Exchange Commission).

10.9(8)	Master Transaction Agreement, dated as of November 29, 2011, between, on the one hand, the registrant, Sohu.com Limited, Sohu Internet, Sohu Era, and Sohu Media, and, on the other hand, Changyou.com Limited, Changyou.com HK, Gamespace, and Guanyou Gamespac

10.10(8)	Amended and Restated Non-Competition Agreement, dated as of November 29, 2011, between Changyou.com Limited and the registrant.

10.11(8)	Services Agreement, dated as of November 29, 2011, between Changyou Gamespace and Sohu Media.

10.12(9)	2011 Share Incentive Plan of Sohu Video.

10.13(9)	English Translation of Services and Maintenance Agreement, dated November 30, 2007, between AmazGame and Gamease.

10.14(9)	English Translation of Technology Support and Utilization Agreement, dated August 20, 2008, between AmazGame and Gamease.

10.15(9)	English Translation of Exclusive Technology Consulting and Services Agreement, dated September 26, 2010, between Sogou Technology and Sogou Information.

10.16(10)	English Translation of Loan Agreement, dated December 2, 2013, between Sogou Technology and Xiaochuan Wang.

10.17(10)	English Translation of Share Pledge Agreement, dated December 2, 2013, among Sogou Technology, Sogou Information and the shareholders of Sogou Information.

10.18(10)	English Translation of Exclusive Equity Interest Purchase Rights Agreement, dated December 2, 2013, among Sogou Technology, Sogou Information and the shareholders of Sogou Information.

10.19(10)	English Translation of Business Operation Agreement, dated December 2, 2013, among Sogou Technology, Sogou Information and the shareholders of Sogou Information.

10.20(10)	English Translation of Power of Attorney, dated December 2, 2013, by the shareholders of Sogou Information in favor of Sogou Technology.

10.21(10)	English Translation of Exclusive Technology Consulting and Services Agreement August 2, 2012, between Sohu Internet and Sohu Era.

10.22(11)	2010 Share Incentive Plan of Sogou Inc. (as amended and restated)

10.23(11)	2014 Share Incentive Plan of Changyou.com Limited

10.24(11)	English Translation of Loan Agreement, dated November 15, 2011, between Video Tianjin and Ye Deng, the shareholder of Tianjin Jinhu.

10.25(11)	English Translation of Loan Agreement, dated December 4, 2013, between Video Tianjin and Xuemei Zhang, the shareholder of Tianjin Jinhu.

10.26(11)	English Translation of Equity Pledge Agreement, dated November 15, 2011, between Video Tianjin and Ye Deng, the shareholder of Tianjin Jinhu.

10.27(11)	English Translation of Equity Pledge Agreement, dated December 4, 2013, between Video Tianjin and Xuemei Zhang, the shareholder of Tianjin Jinhu.

10.28(11)	English Translation of Exclusive Equity Interest Purchase Right Agreement, dated December 4, 2013, between Video Tianjin, Tianjin Jinhu and the shareholders of Tianjin Jinhu.

10.29(11)	English Translation of Business Operation Agreement, dated December 4, 2013, among Video Tianjin, Tianjin Jinhu and the shareholders of Tianjin Jinhu.

10.30(11)	English Translation of Powers of Attorney, dated December 4, 2013, executed by the shareholders of Tianjin Jinhu in favor of Video Tianjin.

10.31(11)	English Translation of Exclusive Technology Consulting and Services Agreement, dated December 4, 2013, between Video Tianjin and Tianjin Jinhu.

10.32(11)	Loan and Share Pledge Agreement, effective as of April 28, 2014, by and among Sohu.com Limited, Charles Zhang and Wei Li. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted information has been filed separately with the Securities and Exchange Commission)

10.33(12)	English Translation of Loan Agreement, dated April 15, 2015, between AmazGame and High Century.

10.34(12)	English Translation of Equity Interest Pledge Agreement, dated April 15, 2015 among AmazGame, Gamease and High Century.

10.35(12)	English Translation of Equity Interest Purchase Right Agreement, dated April 15, 2015, between AmazGame, Gamease and High Century.

10.36(12)	English Translation of Power of Attorney, dated April 15, 2015, executed by High Century in favor of AmazGame.

10.37(12)	English Translation of Business Operation Agreement, dated April 15, 2015, among AmazGame, Gamease and High Century.

10.38(13)	Loan and Share Pledge Agreement, dated July 1, 2015, among Sohu Media, Charles Zhang and Wei Li.

10.39(13)	Loan and Share Pledge Agreement, dated July 1, 2015, among Focus HK, Charles Zhang and Wei Li.

10.40(14)	English translation of Loan Agreement, dated July 6, 2015, between Gamespace and Changyou Star.

10.41(14)	English translation of Equity Interest Purchase Right Agreement, dated July 6, 2015, among Gamespace, Guanyou Gamespace and Changyou Star.

10.42(14)	English translation of Equity Pledge Agreements, dated July 6, 2015, among Gamespace, Guanyou Gamespace and Changyou Star.

10.43(14)	English translation of Business Operation Agreement, dated July 6, 2015, among Gamespace, Guanyou Gamespace and Changyou Star.

10.44(14)	English translation of Power of Attorney, dated July 6, 2015, executed by Changyou Star in favor of Gamespace.

10.45(14)	English translation of Share Pledge Agreement, dated September 30, 2015, among Beijing Baina Technology, Changyou Star and Yongzhi Yang.

10.46(14)	English translation of Exclusive Call Option Agreement, dated September 30, 2015, among Beijing Baina Technology, Changyou Star, Wuhan Baina Information and Yongzhi Yang.

10.47(14)	English translation of Exclusive Services Agreement, dated September 30, 2015, between Beijing Baina Technology and Wuhan Baina Information.

10.48(14)	English translation of Business Operation Agreement, dated September 30, 2015, among Beijing Baina Technology, Wuhan Baina Information, Changyou Star and Yongzhi Yang.

10.49(14)	English translation of Power of Attorney, dated September 30, 2015, executed by the shareholders of Wuhan Baina Information in favor of Beijing Baina Technology.

10.50(14)	English translation of Share Purchase Agreement, dated April 16, 2015, between Gamease and Shanghai Yong Chong.

10.51(16)	Letter Agreement dated June 27, 2016 between Changyou.com Limited and Carol Yu.

10.52(17)	Letter Agreement dated June 8, 2016 between Sohu.com Inc. and Carol Yu.

10.53(17)	Amendment, dated July 30, 2016, of Letter Agreement between Sohu.com Inc. and Carol Yu.

10.54(18)	English Translation of Loan Agreement, dated as of October 24, 2016, between AmazGame and Sohu Media.

10.55(18)	Share Pledge Agreement, dated as of October 24, 2016, between Sohu Game and Changyou.

10.56(19)	English translation of Employment Agreement effective as of April 1, 2012, between Sohu Era and Joanna Lv.

10.57(19)	English translation of Agreement Changing One Party to Employment Agreement effective as of April 1, 2013, among Sohu Era, Joanna Lv and Sohu Media.

10.58(19)	English translation of Employment Agreement effective as of November 30, 2012, between Sogou Technology and Xiaochuan Wang.

10.59(20)	English translation of Credit Agreement, dated May 19, 2017, between Ping An Bank and Beijing Sohu New Media Information Technology Co., Ltd.

10.60(20)	English translation of Credit Agreement, dated May 19, 2017, between Ping An Bank and Fox Information Technology (Tianjin) Limited

10.61(20)	English translation of Credit Agreement, dated May 19, 2017, between Ping An Bank and Tianjin Jinhu Culture Development Co., Ltd.

10.62(20)	English translation of Form of Loan Agreement

10.63(20)	English translation of Asset Pledge Agreement, dated May 19, 2017, between Ping An Bank and Beijing Sohu New Momentum Information Technology Co., Ltd.

10.64(20)	English translation of Asset Pledge Agreement, dated May 19, 2017, between Ping An Bank and Beijing Sohu New Media Information Technology Co., Ltd.

10.65(20)	English translation of Asset Pledge Agreement, dated May 19, 2017, between Ping An Bank and Beijing Sohu New Era Information Technology Co., Ltd.

10.66(20)	English translation of Guaranty Agreement, dated May 19, 2017, between Ping An Bank and Sohu.com (Game) Limited

10.67(20)	English translation of Commitment Letter, dated May 19, 2017, between Ping An Bank and the registrant

10.68(20)	English translation of Strategic Cooperation Agreement, dated May 19, 2017, between Ping An Bank and the registrant

10.69(21)	English translation of Amendment to the Original PAB Credit Agreements, dated September 1, 2017

10.70(21)	English translation of Credit Agreement, dated September 7, 2017, between ICBC and Beijing Sohu New Media Information Technology Co., Ltd., Fox Information Technology (Tianjin) Limited, and Beijing Sohu New Momentum Information Technology Co., Ltd.

10.71(21)	English translation of Asset Pledge Agreement, dated September 7, 2017, between ICBC and Beijing Sohu New Momentum Information Technology Co., Ltd.

10.72(21)	English translation of Asset Pledge Agreement, dated September 7, 2017, between ICBC and Beijing Sohu New Media Information Technology Co., Ltd.

10.73(21)	English translation of Commitment Letter, dated September 7, 2017, between ICBC and the registrant

10.74(22)	Voting Agreement dated September 16, 2013 among Sogou Inc., Sohu.com (Search) Limited, Photon, Xiaochuan Wang, and other members of Sogou Management, as amended as of August 11, 2017

10.75(22)	Voting Agreement dated as of August 11, 2017 among Sogou Inc, Sohu.com (Search) Limited, and THL A21 Limited

10.76(22)	Registration Rights Agreement dated as of August 11, 2017 among Sogou Inc., Sohu.com (Search) Limited, Photon and THL A21 Limited

10.77(22)	English Translation of Second Amended and Restated Mobile Browser Cooperation Agreement, dated September 25, 2017, between Shenzhen Tencent Computer Systems Co., Ltd. and Sogou Inc., Sogou Technology, Sogou Network, Sogou Information and Shenzhen Shi Ji Guang Su Information Technology Co., Ltd (Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted information has been filed separately with the Securities and Exchange Commission)

10.78(22)	English Translation of Cooperation Agreement between Weixin Official Platform and Sogou Search, dated September 15, 2017, between Shenzhen Tencent Computer Systems Co., Ltd. and Sogou Information

10.79(22)	English Translation of Amended and Restated Business Development and Resource Sharing Agreement, dated September 25, 2017, between Shenzhen Tencent Computer Systems Co., Ltd. and Sogou Inc., Sogou Technology, Sogou Network, Sogou Information, Shenzhen Shi Ji Guang Su Information Technology Co., Ltd. and Sohu.com Limited

10.80(22)	Sohu.com Internet Plaza Office Building Lease, dated December 30, 2016, between Sogou Network and Beijing Sohu New Media Information Technology Co., Ltd., as amended and supplemented

10.81(23)	Seventh Amended and Restated Memorandum of Association and Third Amended and Restated Articles of Association of Sogou Inc.

10.82(23)	2017 Share Incentive Plan of Sogou Inc., as amended and restated

10.83(23)	Employment Agreement effective as of January 1, 2018, between Changyou and Dewen Chen.

10.84(23)	Employment Agreement effective as of January 1, 2018, between Sohu.com Inc. and Charles Zhang.

14.1(3)	Code of Ethics and Conduct.

21.1(23)	Subsidiaries of the registrant.

23.1(23)	Consent of Independent Registered Public Accounting Firm.

23.2(23)	Consent of Haiwen & Partners, PRC Counsel.

24.1(23)	Power of Attorney (included in signature page to Form 10-K).

31.1(23)	Rule 13a-14(a)/15d-14(a) Certification of Dr. Charles Zhang.

31.2(23)	Rule 13a-14(a)/15d-14(a) Certification of Joanna Lv.

32.1(23)	Section 1350 Certification of Dr. Charles Zhang.

32.2(23)	Section 1350 Certification of Joanna Lv.

101(23)	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of December 31, 2017 and 2016; (ii) Condensed Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016, and 2015; (iii) Condensed Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015; (iv) Condensed Consolidated Statements of Changes in Equity for the years ended December 31, 2017, 2016, and 2015; (v) Notes to Condensed Consolidated Financial Statements, tagged using four different levels of detail; and (vi) Schedule I – Condensed Financial Information Of Registrant.

(1)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2000.
(2)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 15, 2002.
(3)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 2, 2004.
(4)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 8, 2007.
(5)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on February 26, 2010.
(6)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 7, 2010.
(7)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 8, 2010.
(8)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on December 1, 2011.
(9)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on February 28, 2013.
(10)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on February 28, 2014.
(11)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 2, 2015.
(12)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on August 7, 2015.
(13)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 6, 2015.

(14)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on February 26, 2016.
(15)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on February 12, 2015.
(16)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on June 27, 2016.
(17)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on August 8, 2016.
(18)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on October 24, 2016.
(19)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on February 27, 2017.
(20)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on May 19, 2017.
(21)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on September 7, 2017.
(22)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 3, 2017.
(23)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: February 28, 2018

Sohu.com Inc.

By:	/s/ JOANNA LV
Joanna Lv
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

SIGNATURE	TITLE	DATE

/s/ CHARLES ZHANG	Chairman of the Board of Directors and	February 28, 2018
Charles Zhang	Chief Executive Officer (Principal Executive Officer)

/s/ JOANNA LV	Chief Financial Officer	February 28, 2018
Joanna Lv	(Principal Financial Officer and Principal Accounting Officer)

/s/ CHARLES HUANG	Director	February 28, 2018
Charles Huang

/s/ DAVE QI	Director	February 28, 2018
Dave Qi

/s/ SHI WANG	Director	February 28, 2018
Shi Wang

/s/ JOHN DENG	Director	February 28, 2018
John Deng

/s/ DAVE DE YANG	Director	February 28, 2018
Dave De Yang