Form 10-K/A
period 2017-12-31
SOHU COM INC
filed 2018-04-02
CIK 1104188

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

86-10-6272-6666

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

SOHU.COM INC.

EXPLANATORY NOTE

We are filing this Amendment No. 1 (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Annual Report”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2018, solely for purposes of providing the information required by Items 10, 11, 12, 13, and 14 of Part III of Form 10-K that has not been included in the original filing of the Annual Report, as a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the original filing of the Annual Report. This Amendment amends Items 10, 11, 12, 13, and 14 of Part III of the original filing, and deletes the references included on the cover page and in Part III of the original filing to the incorporation by reference of a definitive proxy statement into Part III of the original filing. This Amendment also amends Item 15 of Part IV of the original filing solely to include as exhibits the new certifications required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Except as expressly stated, this Amendment does not reflect events occurring after the date of the original filing of the Annual Report or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the original filing of the Annual Report, including any amendments to those filings.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Identity and Qualifications of the Members of our Board of Directors

The table below sets forth information that each member of our Board of Directors (“our Board” or the “Board”) has given us about his age, all positions and offices he holds, his principal occupation and business experience for the past five years, and the names of other publicly-held companies of which he currently serves as a director or has served as a director during the past five years. In addition, the table below highlights each director’s specific experience, qualifications, attributes, and skills that led our Board to the conclusion that he should serve as a director.

Name, Age, Positions and Offices with Sohu.com Inc.	Principal Occupation, Business Experience and Directorships held with Other Public Corporations during the past Five Years	Term of Office as Director
Dr. Charles Zhang Chairman of our Board and Chief Executive Officer. 53 years old. Director since 1996.

Dr. Charles Zhang is our founder and has been Chairman of our Board and Chief Executive Officer since August 1996. Dr. Charles Zhang also served as our President from August 1996 to July 2004. Prior to founding Sohu.com Inc., Dr. Charles Zhang worked for Internet Securities Inc. and helped to establish its China operations. Prior to that, Dr. Charles Zhang worked as MIT’s liaison officer with China. Dr. Charles Zhang has a Ph.D. in experimental physics from MIT and a Bachelor of Science degree from Tsinghua University in Beijing. Dr. Charles Zhang is a native of the People’s Republic of China. Dr. Charles Zhang is also the Chairman of the Board of Changyou.com Limited, our independently-listed majority-owned subsidiary.

We believe Dr. Charles Zhang’s qualifications to serve on our Board include his (i) position as our Chief Executive Officer, (ii) history as the founder of our company and status as one of the best-known and most successful entrepreneurs in China, (iii) general reputation and track record as an innovator, visionary and early mover in the Internet industry in China and (iv) deep understanding of the Chinese Internet industry.

Dr. Charles Zhang’s term expires at the 2018 Annual Meeting.

Dr. Zhonghan Deng Chairman and Chief Executive Officer of Vimicro International Corporation. 50 years old. Director since 2007. (1)(2)(3)

Dr. Zhonghan Deng is the Chief Executive Officer and Chairman of the Board of Directors of Vimicro International Corporation (“Vimicro”), which he co-founded in 1999. Dr. Zhonghan Deng received a Ph.D. in electrical engineering and computer sciences, a Master of Science degree in economics and a Master of Science degree in physics from the University of California, Berkeley. After graduating from Berkeley, Dr. Zhonghan Deng worked as a research scientist for International Business Machines Corporation at the T.J. Watson Research Center in Yorktown Heights, New York.

We believe Dr. Zhonghan Deng’s qualifications to serve on our Board include (i) academic credentials and experience in the computer industry, (ii) history as the founder of Vimicro, a company that was listed on NASDAQ until its recent going-private transaction, (iii) status and track record as a successful entrepreneur in China, and (iv) extensive experience managing a company that was listed on NASDAQ.

Dr. Zhonghan Deng’s term expires at the 2018 Annual Meeting.

Mr. Dave De Yang Partner and Chief Financial Officer of Dalton International. 52 years old. Director since 2017. (1)

Mr. Dave De Yang became a Partner in and the Chief Financial Officer of Dalton International, a private equity firm based in Chicago, in 2017. From 2012 through 2016, Mr. Yang served as Chief Financial Officer for the North Asia region, including China, Hong Kong, Taiwan, Japan, and Korea, of Reckitt Benckiser, a London-based company that is listed on the London Stock Exchange and is included in the FTSE 100 Index. Prior to joining Reckitt Benckiser, Mr. Yang worked for McDonald’s Corporation as a senior financial director, including an international assignment as the Corporate Controller of McDonald’s China for three and half years. Prior to that role, he served as acting controller of McDonald’s India and Indonesia divisions and as a senior director of McDonald’s Corporation in the Asia Pacific, Middle East and Africa division, where he oversaw the development and supervision of financial strategy and policy. Prior to joining McDonald’s Corporation, Mr. Yang worked in the U.S. business unit of Ernst & Young LLP for seven years in various positions, including as a group manager. During Mr. Yang’s tenure at Ernst & Young LLP, he focused on business risk management consultation, corporate M&A, restructuring of corporate internal management processes, internal audits, risk assessment, control system designs, and auditing of corporate financial statements, primarily for Fortune 500 companies. Mr. Yang has a master of business administration degree from the City University of New York, a master’s degree in Management and Engineering from the Graduate School of the Chinese Academy of Sciences in Beijing, and a bachelor’s degree in physics from the University of Science and Technology of China. Mr. Yang is a member of the U.S. Institute of Certified Internal Auditors, the Institute of Certified Public Accountants and the Institute of Certified Management Accountants. Mr. Yang has served as a member of the Board of Directors and of the Audit Committee of our majority-owned subsidiary Changyou.com Limited since 2009.

We believe Mr. Dave De Yang’s qualifications to serve on our Board include his (i) extensive background and experience in senior financial and accounting management positions, including at Reckitt Benckiser, McDonald’s, and Ernst & Young, (ii) positions as a member of the Board of Directors and of the Audit Committee of our Nasdaq-listed subsidiary Changyou.com Limited, and (iii) educational and professional degrees and credentials in management, finance, accounting, and physics.

Mr. Dave De Yang’s term expires at the 2018 Annual Meeting

Mr. Charles Huang Chief Executive Officer and Chairman of Netbig Education Holdings Ltd. 48 years old. Director since 2001.

Mr. Charles Huang is the Founder, Chief Executive Officer and Chairman of Netbig Education Holdings Ltd. (“Netbig”), a leading education enterprise in China. Prior to founding Netbig in 1999, Mr. Charles Huang served as Executive Director and Head of the Asia Securitization Group of Deutsche Bank, New York and Hong Kong, as well as a Senior Vice President of Prudential Securities Inc., New York. He holds a Master of Science degree in Computer Science from the Massachusetts Institute of Technology (“MIT”) and a Bachelor of Science degree from the University of Science and Technology of China. Mr. Charles Huang is also a Chartered Financial Analyst. Mr. Charles Huang also serves as director of ZTO Express (Cayman) Inc (New York Stock Exchange).

We believe Mr. Charles Huang’s qualifications to serve on our Board include his (i) qualification as a Chartered Financial Analyst and related experience in senior positions in the corporate finance industry in the U.S. and Asia, (ii) academic credentials and experience in the computer industry, (iii) status and track record as a successful entrepreneur and (iv) extensive experience managing an Internet company.

Mr. Charles Huang’s term expires at the 2019 Annual Meeting.

Dr. Dave Qi Professor of Accounting and former Associate Dean of the Cheung Kong Graduate School of Business. 54 years old. Director since 2005. (1)(2)(3)

Dr. Dave Qi is a Professor of Accounting and the former Associate Dean of the Cheung Kong Graduate School of Business. He began teaching at the Cheung Kong Graduate School of Business in 2002 and was the founding Director of the Executive MBA program. Before joining the Cheung Kong Graduate School of Business, Dr. Dave Qi was an Associate Professor at the School of Accounting of the Chinese University of Hong Kong. Dr. Dave Qi has published many articles and research essays on accounting, financial reporting, capital market and other related topics. He has a Ph.D. in accounting from the Eli Broad Graduate School of management of Michigan State University, a Master of Business Administration from the University of Hawaii at Manoa and a Bachelor of Science and a Bachelor of Arts degree from Fudan University. Dr. Dave Qi is currently a member of the American Accounting Association. Dr. Dave Qi also serves as director of the following public companies: Roadshow Holdings Limited (Hong Kong Stock Exchange), CTV Golden Bridge International Media Co., LTD. (Hong Kong Stock Exchange), iKang Healthcare Group, Inc. (NASDAQ), Momo Inc. (NASDAQ), Jutal Offshore Oil Services Limited (Hong Kong Stock Exchange) and Yunfeng Financial Group Limited (formerly Reorient Group Limited) (Hong Kong Stock Exchange). In addition, Dr. Dave Qi serves as Chairman of the Audit Committee of each of Roadshow Holdings Limited, CTV Golden Bridge International Media Co., LTD., and iKang Healthcare Group, Inc., and as a member of the Audit Committee of each of Momo Inc., Jutal Offshore Oil Services Limited and Yunfeng Financial Group Limited.

We believe Dr. Dave Qi’s qualifications to serve on our Board include his (i) strong academic credentials and working experience with accounting and finance in general, and with accounting and finance in China in particular, (ii) status as former associate Dean of one of the top business schools in China, and (iii) extensive connections in the telecom and tech industries in China.

Dr. Dave Qi’s term expires at the 2019 Annual Meeting.

Mr. Shi Wang Honorary Chairman of China of Vanke Co., Ltd. 67 years old. Director since 2005. (3)

Mr. Shi Wang is the Honorary Chairman of the Board of Directors of Vanke, of which he also served as General Manager from 1991 to 1999. In 1984 Mr. Shi Wang founded the Shenzhen Exhibition Center of Modern Science and Education Equipment, which is the predecessor of Vanke. Mr. Shi Wang is the Executive Manager of the China Real Estate Association and is Deputy Director of the City Housing Development Council of the China Real Estate Association.

We believe Mr. Shi Wang’s qualifications to serve on our Board include (i) history as the founder of Vanke, a PRC-listed company, (ii) status and track record as a successful entrepreneur in China, and (iii) extensive experience managing a listed company.

Mr. Shi Wang’s term expires at the 2019 Annual Meeting.

(1)	member of our Audit Committee
(2)	member of our Compensation Committee
(3)	member of our Nominating Committee

Identity and Qualifications of our Executive Officers

Our executive officers as of December 31, 2017 were Dr. Charles Zhang, our Chief Executive Officer, Ms. Joanna Lv, our Chief Financial Officer, Mr. Xiaochuan Wang, the Chief Executive Officer of our subsidiary Sogou Inc. (“Sogou”), and Mr. Dewen Chen, the Chief Executive Officer of our subsidiary Changyou.com Limited (“Changyou”). For a description of the background of Dr. Charles Zhang, see “Identity and Qualifications of the Members of our Board of Directors” above.

Joanna Lv, age 47, was appointed as our Chief Financial Officer on January 27, 2018. Ms. Lv joined us in August 2000. From July 31, 2016 to January 26, 2018, Ms. Lv was our Acting Chief Financial Officer. Prior to July 31, 2016, Ms. Lv was our Senior Finance Director, in charge of day-to-day finance operations, including financial reporting, budget planning and treasury. Ms. Lv brings extensive experience in financial management and has been involved in multiple strategic financial projects for us. Ms. Lv received a bachelor’s degree in economics from the Capital University of Economics and Business in Beijing and an EMBA degree from Tsinghua University.

Xiaochuan Wang, age 40, has been the Chief Executive Officer of Sogou since 2010, and was named as one of our executive officers effective November 1, 2016. Under his leadership, Sogou has developed many strategic products, including the Sogou Search Engine, the Sogou Pinyin Input Method, and the Sogou Browser. Mr. Wang has played an integral role in establishing a technology-driven culture at Sogou through a focus on team building and product innovation. From 2009 to 2013, Mr. Wang also served as our Chief Technology Officer and as a senior vice president from 2008 to 2009. Mr. Wang received a Gold Medal in the 8th International Olympiad in Informatics. Mr. Wang received a bachelor’s degree and a master’s degree in Computer Science from Tsinghua University.

Dewen Chen, age 42, is the Chief Executive Officer of Changyou and was one of the principal founders of Changyou’s online game business. Mr. Chen was named as one of our executive officers effective November 1, 2016. Mr. Chen joined us in 2005 as a business manager, responsible for building a sales team for game products. Beginning in May 2006, Mr. Chen was in charge of the overall marketing, promotion, sales and channel distribution of our game products. Prior to Changyou’s carve-out from us in 2007, Mr. Chen was the Director of Marketing & Operations of our online game business. From April 2000 until he joined us in 2005, Mr. Chen worked at Shanghai Hua Teng Software System Co. Ltd. as a pre-sale technology consultant and sales manager. Prior to that, Mr. Chen worked with Fujian Shi Da Computer Group as a software engineer and project manager, and later as the Director of the Technology Department of the Shanghai branch office. Mr. Dewen Chen received a bachelor’s degree in Computer Engineering from Xi’an Jiaotong University.

GENERAL INFORMATION RELATING TO

OUR BOARD OF DIRECTORS AND CORPORATE GOVERNANCE]

Our Board of Directors

Our full Board currently consists of six directors and is divided into two classes consisting of three directors each, with each class holding office for a term of two years, and the term of one of the classes expiring each year. Dr. Edward B. Roberts resigned from our Board effective January 31, 2017. On April 22, 2017, our Board appointed Mr. Dave De Yang as a member of our Board to fill the vacancy created by the resignation of Dr. Roberts, effective as of that date, to the class of directors whose term will expire at our 2018 annual meeting of stockholders.

Our Board held four regular quarterly meetings and one special meeting in the year ended December 31, 2017. During the periods between regular quarterly meetings, the Board also acted frequently through email communications, with matters approved by the Board through email being discussed and ratified at subsequent meetings of the Board. During 2017, Dr. Charles Zhang, Mr. Charles Huang and Dr. Dave Qi attended all of the regular meetings and the special meeting of our Board; Mr. Shi Wang did not attend any of the regular meetings of our Board, but attended the special meeting; Mr. Dave De Yang attended the two regular meetings held after he joined the Board and attended the special meeting; Dr. Zhonghan Deng attended three regular meetings and the special meeting.

Independence

Our Board has determined that Dr. Dave Qi, Mr. Shi Wang, Dr. Zhonghan Deng, and Mr. Dave De Yang are independent as that term is defined in Rule 5605(a)(2) of the NASDAQ Stock Market LLC (“NASDAQ”) Listing Rules. In determining independence pursuant to the NASDAQ Listing Rules, our Board affirmatively determined whether such independent directors had any material relationship with us, or any of our subsidiaries, either directly or indirectly as a partner, stockholder or officer of any organization, that may interfere with the director’s ability to exercise independence. Our Board concluded that none of the independent directors had any direct or indirect material relationships with us, or any of our subsidiaries. Our Board considers what it deems to be all relevant facts and circumstances in determining the independence of its members, including whether our directors have any family relationship with any executive officer or any direct or indirect interest in any of our customers or our customer agreements, whether any of our directors have any interests in or ties to any of our competitors, suppliers or strategic business partners and whether our directors meet the independence standards set by the Securities and Exchange Commission (the “SEC”) and NASDAQ.

Committees of our Board of Directors

Our Board has established a standing Audit Committee, a Compensation Committee and a Nominating Committee.

Audit Committee

The members of our Audit Committee currently are Dr. Dave Qi, Dr. Zhonghan Deng and Mr. Dave De Yang, who are each independent as that term is defined in Rule 5605(a)(2) of the NASDAQ Listing Rules. Our Board has determined that Dr. Dave Qi is an Audit Committee financial expert, as that term is defined in Item 407(d)(5) of Regulation S-K. On August 4, 2016, Mr. Charles Huang resigned from our Audit Committee, but remains on our Board. On April 22, 2017, our Board appointed Mr. Dave De Yang as a member of the Audit Committee to fill the vacancy created by the resignation of Mr. Charles Huang from the Audit Committee. Our Audit Committee oversees our internal audit function and our accounting and financial reporting processes and the audits of our financial statements. Our Audit Committee held four meetings in 2017. Dr. Dave Qi and Dr. Zhonghan Deng attended all of the meetings; Mr. Dave De Yang attended the two meetings held after he joined the Audit Committee. In addition to the formal meetings, our Audit Committee also acted through email communications, with Audit Committee actions by email being ratified at subsequent meetings of the Audit Committee. Our Audit Committee and the full Board have adopted a written charter for our Audit Committee. Our Audit Committee appointed PricewaterhouseCoopers to serve as our independent auditors for the fiscal year ended December 31, 2018. The full responsibilities of our Audit Committee are set forth in its charter, which is reviewed and updated annually and approved by our Board, and is posted on our Web site at http://investors.sohu.com/documents.cfm. For more information, see “Audit Committee Report.”

AUDIT COMMITTEE REPORT

The Audit Committee assists the Board of Directors (our “Board”) in its oversight of Sohu’s financial reporting, internal controls and audit functions, and is directly responsible for the appointment, retention, compensation and oversight of the work of Sohu’s independent auditors. The full responsibilities of the Audit Committee are set forth in the Audit Committee charter. The Audit Committee charter, which is reviewed and updated annually, was approved by our Board.

The Audit Committee reviews the scope of the annual audit by Sohu’s independent auditors and internal auditors, monitors internal financial and accounting controls and procedures and appoints the independent auditors. In fulfilling its responsibilities, the Audit Committee has:

•	received the written disclosures and the letter from the independent auditors required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditors’ communications with the Audit Committee concerning independence;

•	discussed with the independent auditors the independent auditors’ independence; and

•	discussed with the independent auditors the matters required to be discussed applicable rules of the Public Company Accounting Oversight Board regarding “Communication with Audit Committees.”

The Audit Committee met with selected members of management to review financial statements, including quarterly reports, discussing such matters as the quality of earnings, estimates, reserves and accruals, the suitability of accounting principles, financial reporting decisions and audit adjustments.

The Audit Committee selected PricewaterhouseCoopers as Sohu’s independent auditors. In addition, the Audit Committee considered the quality and adequacy of Sohu’s internal controls and made recommendations to the full Board for enhancing such controls.

Based upon its work and the information received in the inquiries outlined above, the Audit Committee recommended to the Board that Sohu’s audited financial statements be included in Sohu’s Annual Report on Form 10-K for the year ended December 31, 2017 for filing with the Securities and Exchange Commission.

Respectfully submitted,

AUDIT COMMITTEE

Dr. Dave Qi

Dr. Zhonghan Deng

Mr. Dave De Yang

Compensation Committee

The members of our Compensation Committee currently are Dr. Dave Qi and Dr. Zhonghan Deng, who are each independent as that term is defined in Rule 5605(a)(2) of the NASDAQ Listing Rules. Edward B. Roberts served as a member of our Compensation Committee until his resignation from our Board effective January 31, 2017. On February 18, 2017, our Board appointed Dr. Zhonghan Deng to be a member of our Compensation Committee, effective as of that date, to fill the vacancy created by Dr. Roberts’s resignation. Our Compensation Committee acted through e-mail communications among its members, and made recommendations to our Board, on seven occasions in 2017. Our Compensation Committee makes recommendations concerning salaries and incentive compensation, administers and approves restricted stock units, stock option grants and other share-based awards under our equity incentive plans, and otherwise determines compensation levels and performs such other functions regarding compensation as our Board may delegate to our Compensation Committee. Our Board adopted a compensation committee charter, which is posted on our Web site at http://investors.sohu.com/documents.cfm. Our Compensation Committee designed an executive compensation program in order to reward excellent performance and retain talented executive officers through a combination of cash and equity incentive awards. The Compensation Discussion and Analysis below provides additional information regarding the Compensation Committee’s determination of named executive officer and director compensation levels and our Compensation Committee’s policies and procedures in making such determinations.

Nominating Committee

The members of our Nominating Committee currently are Dr. Dave Qi, Mr. Shi Wang and Dr. Zhonghan Deng, who are each independent as that term is defined in Rule 5605(a)(2) of the NASDAQ Listing Rules. Dr. Edward B. Roberts served as a member of our Nominating Committee until his resignation from our Board effective January 31, 2017. The purpose of our Nominating Committee is to assist our Board in identifying individuals qualified to become directors under criteria approved by our Board, periodically review director compensation and benefits, recommend to our Board any proposed revisions to our corporate governance guidelines and assist our Board in assessing directors’ independence, board effectiveness, continuing education, new director orientation and committee membership. Our Nominating Committee did not hold any meetings in 2017, but acted through email communications to consider Mr. Dave De Yang’s qualifications to join our Board and our Audit Committee. The full responsibilities of our Nominating Committee are set forth in its charter, which is posted on our Web site at http://investors.sohu.com/documents.cfm.

It is a policy of our Nominating Committee that candidates for director (i) be determined to have unquestionable integrity and honesty, (ii) have the ability to exercise sound, mature and independent business judgment which is in the best interests of the stockholders as a whole, (iii) have a background and experience in fields which will complement the talents of the other Board members, (iv) have the willingness and capability to take the time to actively participate in Board and committee meetings and related activities, (v) have the ability to work professionally and effectively with other Board members and our management, (vi) have the ability to remain on our Board long enough to make a meaningful contribution and (vii) have no material relationships with competitors or other third parties that could create a reasonable likelihood of a conflict of interest or other legal issues.

Neither our Nominating Committee nor our Board has a policy with regard to the consideration of diversity when identifying and evaluating proposed director candidates, although both may consider diversity when identifying and evaluating proposed director candidates, and one of the enumerated factors under our Nominating Committee’s charter that the committee may consider when identifying potential nominees is the interplay of the candidate’s experience with the experience of the other board members. In compiling a list of possible candidates and considering their qualifications, our Nominating Committee makes its own inquiries, solicits input from other directors on our Board and may consult or engage other sources, such as a professional search firm, if it deems appropriate.

Stockholders who wish to recommend individuals for consideration by our Nominating Committee to become nominees for election to our Board at an annual meeting of stockholders may do so by submitting a written recommendation to the committee with a summary of the proposed candidate’s qualifications, care of Sohu.com Inc., at Level 18, Sohu.com Media Plaza, Block 3, No. 2 Kexueyuan South Road, Haidian District, Beijing 100190, People’s Republic of China, Attention: Eric Yuan.

There have been no material changes in our Nominating Committee’s procedures for selecting director candidates since our last annual meeting of stockholders. The Nominating Committee does not intend to alter the manner in which it evaluates candidates, including the criteria set forth above, regardless of whether the candidate was recommended by a stockholder or otherwise.

Board’s Leadership Structure

Our Board believes that our Chief Executive Officer is best situated to serve as Chairman, and our lead director, because he is the director most familiar with our business and industry, and most capable of effectively identifying strategic priorities and leading the discussion and execution of strategy, and because he is a very well-known, respected and influential leader of the Internet industry in China. Independent directors and management have different perspectives and roles in strategy development. Our independent directors bring experience, oversight and expertise from outside our company and industry, while our Chief Executive Officer brings company-specific experience and expertise. Our Board believes that the combined role of Chairman and Chief Executive Officer promotes strategy development and execution, and facilitates information flow between management and our Board, which are essential to effective governance.

Board’s Role in Risk Oversight

Our Board has an active role, as a whole and also at the committee level, in overseeing management of our risks. Our Board regularly reviews information regarding our credit, liquidity and operations, as well as the risks associated with each. Our Audit Committee oversees management of financial risks. Our Compensation Committee is responsible for overseeing the management of risks relating to our compensation policies and practices as discussed in more detail below under the heading “Risk Considerations in our Compensation Policies and Practices.” Our Nominating Committee manages risks associated with the independence of our Board and potential conflicts of interest. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, our entire Board is regularly informed through committee reports about such risks.

Given its role in the risk oversight of our company, our Board believes that any leadership structure that it adopts must allow it to effectively oversee the management of the risks relating to our operations. Although there are different leadership structures that could allow our Board to effectively oversee the management of such risks, and while our Board believes its current leadership structure enables it to effectively manage such risks, it was not the primary reason our Board selected its current leadership structure over other potential alternatives. See the discussion under the heading “Board’s Leadership Structure” above for a discussion of why our Board has determined that its current leadership structure is appropriate.

Procedures and Deadlines for Receipt of Stockholder Proposals and Director Nominations

A stockholder proposal or a stockholder nomination of a candidate for election to our Board intended to be considered at an annual meeting of stockholders and included in our proxy materials for that meeting must be received by us at Sohu.com Inc., Level 18, Sohu.com Media Plaza, Block 3, No. 2 Kexueyuan South Road, Haidian District, Beijing 100190, People’s Republic of China, Attention: Eric Yuan, no later than 120 calendar days before the date that our proxy statement was released to our stockholders in connection with the previous year’s annual meeting of stockholders. However, if we did not hold an annual meeting the previous year, or if the date of the current year’s annual meeting has been changed by more than 30 days from the date of the previous year’s meeting, then the deadline is a reasonable time before we begin to print and send our proxy materials. A stockholder proposal or a stockholder nomination of a candidate for election to our Board intended to be considered at an annual meeting of stockholders, but not included in our proxy materials for that meeting, must be received by us at the above address not less than 90 days nor more than 120 days prior to the first anniversary date of the previous year’s annual meeting, provided that if the date of the current year’s annual meeting is more than 30 days before or more than 70 days after such anniversary date, the proposal must be received no earlier than the 120th day prior to the date of the current year’s annual meeting and not later than the later date of the 90th day prior to that meeting or the 10th day after the date of that meeting is first publicly announced. The proposal or nomination must be in compliance with the procedures, and include the information, specified in our Second Amended and Restated By-laws, including information concerning the proposal or nominee and documentation of the stockholder’s ownership of our stock, and must also comply with the requirements of Rule 14a-4(c)(2) under the Exchange Act.

Risk Considerations in our Compensation Policies and Practices

We believe that risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on our company. In addition, our Compensation Committee believes that the mix and design of the elements of executive compensation do not encourage management to assume excessive risks.

Our Compensation Committee extensively reviewed the elements of executive compensation to determine whether any portion of executive compensation encouraged excessive risk taking and concluded:

•	We have appropriate weighting of long-term incentive compensation;

•	goals are appropriately set to avoid targets that, if not achieved, result in a large percentage loss of compensation;

•	we do not rely on hard targets that can only be evaluated with reference to numerical results, so as to minimize the risk of our executives’ focusing excessively on short-term results; and

•	we have a limit on the total amount of compensation that can be paid to each executive, which helps reduce the risk of our executives’ pursuing achievement of short-term goals in order to increase compensation.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the code of ethics is filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003 and can be found on our website at www.sohu.com. In addition, copies of our code of ethics may be obtained free of charge by writing to Eric Yuan, Sohu.com Inc., Level 18, Sohu.com Media Plaza, Block 3, No. 2 Kexueyuan South Road, Haidian District, Beijing 100190, People’s Republic of China.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Directors, executive officers and holders of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of copies of reports furnished to us or written representations that no other reports were required, we believe that during the year ended December 31, 2017, our directors, executive officers and holders of more than 10% of our common stock timely complied with all applicable Section 16(a) reporting requirements, except that Mr. Xiaochuan Wang did not make a timely filing on Form 4 with respect to his purchase on June 15, 2017 of 15,000 shares of our common stock.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The following is a discussion and analysis of our named executive officer compensation program for the year ended December 31, 2017, detailing what we paid to our named executive officers and how our compensation objectives and policies help achieve our business objectives.

Overview of our Named Executive Officer Compensation Program and Objectives

Our Executive Pay Philosophy

The goal of our named executive officer compensation programs and arrangements is to attract and retain qualified management and create long-term value for our stockholders. Towards this goal, we designed and implemented compensation plans and arrangements that we believed would:

•	Attract and retain executives who will significantly contribute to the creation of value for our stockholders;

•	Pay compensation that is competitive in comparison to that paid by others in our industry;

•	Effectively make use of our cash and available equity incentives by determining appropriate cash salary and bonus and equity award components in view of each executive’s position and responsibility level in our company, individual performance, skills, competency, experience, and contribution to our realization of our performance goals as a company; and

•	Rationally and fairly pay performance-based compensation through a combination of financial performance reviews and non-quantitative evaluations, in order to help ensure transparency in our executive compensation decisions.

Our named executive officer compensation program is composed of the following elements:

•	Cash compensation, which includes an annual salary and the opportunity to earn an annual performance-based cash bonus;

•	Equity incentive compensation, in the form of stock options and restricted stock units;

•	Other benefits, in the form of housing allowances, tax equalization, tuition/training reimbursement, and premiums paid for health, life, travel, and disability insurance; and

•	Severance benefits.

Administration and Process

Our 2017 executive compensation program is administered by the Compensation Committee of our Board. The Compensation Committee annually reviews the overall compensation of our named executive officers. Our Human Resources (“HR”) department engaged Mercer as a management compensation consultant to provide recommendations as to our 2017 executive compensation program, including peer group updates, compensation and performance comparisons, and annual compensation adjustments. Based on Mercer’s analysis and a database of executive compensation that it assembles and maintains, Mercer recommended that we maintain for 2017 executive compensation a mix of base salary, incentive bonuses and equity incentives structured similar to our 2016 compensation packages, with increases in base salaries and maximum bonuses.

When making its recommendations, Mercer took into consideration the following factors:

•	the competitiveness of the total compensation package for our named executive officers as compared to the total compensation packages for similarly situated executive officers at peer companies in different markets, including the Chinese and other selected Asian markets and the U.S. market;

•	the level of responsibility of our named executive officers; and

•	the skills, competency, and past work experience of our named executive officers.

Our HR department prepared a proposal based on Mercer’s recommendations and discussed the proposal with, and made revisions based on comments from, our Chief Executive Officer. Our HR department then submitted the revised proposal to the Compensation Committee and made revisions based on comments from the Compensation Committee. The Compensation Committee approved the revised recommendations. The compensation recommendations for our Chief Executive Officer were submitted to our full Board for approval, with our Chief Executive Officer abstaining from the Board’s vote.

Considerations in Designing Executive Compensation

Reward Excellent Performance

Each named executive officer’s pay level is set to be reflective of his or her management experience and perceived leadership ability, continued high performance and career of service to us. Key elements of our compensation policy that depend upon the named executive officer’s performance include:

•	Base salary. We aim to offer pay at a level that is sufficiently competitive to attract and retain experienced and successful executives. We set the base salaries, and make subsequent adjustments, for our named executive officers with reference to his or her individual performance, contributions to our business, competitive pay levels and comparisons to the pay levels of non-executive officer members of our senior management. The base salary is set to reflect the named executive officer’s level of responsibility, expertise, skills, knowledge and experience. In making adjustments to base salaries, we also consider (i) the overall performance of our business, (ii) any increases in the overall volume of our business, (iii) any increases in each named executive officer’s level of responsibility, (iv) any increases in the market share of our products and services, and (v) Mercer’s projections as to increases in the average base salaries of similarly-situated executives in the Chinese and other selected Asian markets.

•	Annual cash incentive. We offer an annual cash bonus incentive to encourage and reward contributions to our annual financial performance and strategic objectives and an executive’s leadership. The potential award amount varies with the degree to which we achieve our annual financial objectives, the extent to which the executive officer contributes to strategic and operational objectives and his or her individual leadership. The incentive payouts are linked to Sohu’s performance, with individual compensation differentiated based on individual performance. The actual total cash compensation (base salary and annual cash incentive) of one of our named executive officers may reach the 75th percentile in the market under circumstances where Sohu’s performance and his or her individual performance are both determined to be excellent. For 2017, we set the annual cash bonus’s variation range with a maximum ratio of 200% (i.e., a maximum annual cash bonus equal to 200% of a particular executive officer’s targeted annual performance bonus for 2017), to encourage our executives to achieve outstanding performance, and to allow their actual total cash compensation to be increasingly attractive in comparison to the market as performance levels increase. For a description of the targeted annual performance bonuses for 2017 for our named executive officers, see “2017 Executive Bonus Plan” in this Item 11.

•	Long-term incentives. Long-term incentives are designed to encourage and reward building long-term stockholder value and to retain our executive officers. We provide a mix of stock options and restricted stock units, with the Board of Directors determining the mix and the amounts awarded each year.

Selection of and Analysis of Peer Groups for Competitive Compensation Packages

We requested that Mercer identify peer groups for use for comparison purposes in connection with our named executive officers’ compensation packages, using such considerations as similar geographical location, industry, and size to ours and presence in similar capital markets to ours, including the U.S., Hong Kong, Singapore, the Philippines, Malaysia, India, Thailand, Japan, and Australia. Based on the facts that Dr. Charles Zhang, Mr. Xiaochuan Wang, and Mr. Dewen Chen are the chief executive officers of Sohu, Sogou, and Changyou, respectively, each of which is a U.S.-listed company, and that Ms. Joanna Lv is the chief financial officer of Sohu, and noting that the level of responsibility associated with chief executive officer or chief financial officer positions varies depending on the size of the organization in which the officer holds such a position, Mercer recommended selection of different companies from each of the peer groups for comparison purposes, depending on the relative levels of responsibility of our named executive officers. We indicated that our comparison points and the selection criteria should include:

•	consideration of pay-for-performance, in order to align compensation with our business objectives and performance;

•	consideration of the state of the market for executive talent, in order to position Sohu competitively among the companies against which we recruit and compete for talent, in order to enable us to attract, retain, and reward executive officers; and

•	the availability of relevant data from the companies selected.

Based on these criteria Mercer recommended three categories of peer group, consisting of:

Peer Group 1: Companies in Mercer Asian Region Executives Remuneration Report

We determined that Peer Group 1 had a high correlation to us with respect to company size and provided relevant data. We therefore relied primarily on information from the Peer Group 1 database to determine the base salary and target bonus levels and pay mix for our named executive officers, and benchmarked to Peer Group 1 according to our executive officers’ positions. We benchmarked our executive officers’ base salaries to Peer Group 1’s 50th percentile, and our executive officers’ total cash compensation to Peer Group 1’s 75th percentile. Peer Group 1 includes 11 companies that we used for Dr. Charles Zhang, 20 companies that we used for Mr. Xiaochuan Wang and Mr. Dewen Chen, and 44 companies that we used for Ms. Joanna Lv. Mercer obtained data from these companies subject to confidentiality obligations, but has authorized us to identify the companies. The Peer Group 1 includes the following companies for our named executive officers:

Peer Group 1 Companies Used for Dr. Charles Zhang:

Company	Country/Region
CapitaLand Ltd	Singapore
Mary Kay (China) Cosmetics Co., Ltd	China
Mars Foods Inc. Singapore	Singapore
McDonald’s APMEA	Singapore
Philips (China) Investment Co., Ltd.	China
PCCW Ltd.	Hong Kong
PVH Asia Limited	Hong Kong
SATS Ltd.	Singapore
United Test and Assembly Center Ltd	Singapore
USANA Hong Kong Limited	Hong Kong
Wrigley Confectionery (China) Limited	China

Peer Group 1 Companies Used for Mr. Xiaochuan Wang and Mr. Dewen Chen:

Company	Country/Region
Avnet Technology Solutions (Singapore) Pte. Ltd.	Singapore
Arrow Asia Pac Limited	Hong Kong
Baxter	China
CapitaLand Ltd	Singapore
Dell Inc.	India
DKSH Management Pte Ltd	Japan
EMC	Hong Kong
GlaxoSmithKline Pte Ltd (Pharma)	Singapore
Hewlett-Packard	India
Infineon Technologies Asia Pacific Pte Ltd	Singapore
Johnson & Johnson Medical (Shanghai) Ltd.	China
Luxasia Singapore	Singapore
MSIG Holdings (Asia) Pte Ltd	Hong Kong
Mars Food Inc.	China
MSIG Holdings (Asia) Pte Ltd	Singapore
MediaCorp Pte Ltd	Singapore
Richemont Asia Pacific Limited	Hong Kong
Schneider Electric (Hong Kong) Limited	Hong Kong
Thomson Reuters	Hong Kong
Zimmer Pte Ltd	Singapore

Peer Group 1 Companies Used for Ms. Joanna Lv:

Company	Country/Region
Amcor Flexibles Asia Pacific	Singapore
Abacus International Pte Ltd	Singapore
Avnet Technology Solutions (Singapore) Pte. Ltd.	Singapore
Allergan Singapore Pte Ltd	Singapore
Boston Scientific	Japan
Boston Scientific	India
Burberry	Hong Kong
China Aviation Oil (Singapore) Corporation Ltd	Singapore
Dell Inc.	India
DKSH Management Pte Ltd	Australia
EMC	Hong Kong
Freescale Semiconductor Malaysia Sdn Bhd	Malaysia
GlaxoSmithKline Pte Ltd (Pharma)	Singapore
Hewlett Packard Enterprise China	China
Hewlett Packard Enterprise Singapore	Singapore
Hewlett-Packard	India
Herbalife Asia Pacific Ltd	Hong Kong
Hanesbrands Inc.	Thailand
IBM China	China
Johnson & Johnson	India
Johnson & Johnson	Philippine
Johnson & Johnson Pte. Ltd.	Singapore
Kerry Ingredients Australia Pty Limited	Australia
Linde Gas (Asia) Pte Ltd	Singapore
M1 Limited	Singapore
Mars Food Inc. Australia	Australia
Mast Global	Hong Kong
National Oilwell Varco	Singapore
Pan Pacific Hotels Group	Singapore
Perfetti Van Melle	India
Roche Diagnostics Asia Pacific Pte Ltd	Singapore
RR Donnelley Asia	China
Sea Consortium Pte Ltd	Singapore
St. Jude Medical	Hong Kong
Seagate Technology International	Malaysia
Toll Global Logistics	Singapore
United Test and Assembly Center Ltd	Singapore
Vishay Intertechnoloy Asia Pte Ltd	Singapore
Vale Minerals China Co., Ltd	China
VF Corp	Hong Kong
Wrigley Confectionery (China) Limited	China
Yip’s Chemical Holdings Limited	Hong Kong
Yokogawa Engineering Asia Pte Ltd	Singapore
3M Japan Ltd.	Japan

Peer Group 2: Selected U.S.-Listed Companies in the High-Tech and Internet Industries in the United States

The companies in Peer Group 2 were selected because they are in similar industries to ours, and their shares trade in the same capital market as ours. We used Peer Group 2 for purposes of making a rough comparison of the types and mix of compensation, and relative pay levels, of chief executive officers of 28 of the companies to the types, mix, and pay levels of Dr. Charles Zhang, Mr. Xiaochuan Wang, and Mr. Dewen Chen and a rough comparison of such types, mix, and relative pay levels of chief financial officers of 32 of the companies compared to the types, mix, and pay levels of Ms. Joanna Lv, but we did not use them for more specific benchmarking purposes. The Peer Group 2 includes the following companies:

Peer Group 2 Companies Used for Chief Executive Officer Comparison:

Activision Blizzard	Microsoft Corp.
Adobe	NetApp, Inc.
Apple	Netflix
Best Buy	News Corp.
Blucora	Oracle Corp.
Comcast	Qualcomm, Inc.
eBay	Salesforce.com Inc
Electronic Arts	Symantec Corp.
Expedia	The Walt Disney Co.
Groupon Inc.	Time Warner Inc.
InterActive	Viacom, Inc.
Intuit	Xo Group Inc.
Juniper Networks, Inc.	Altaba Inc.
Leaf Group	Zynga Inc.

Peer Group 2 Companies Used for Chief Financial Officer Comparison:

Activision Blizzard	Leaf Group
Adobe	Microsoft Corp.
Alphabet Inc.	NetApp, Inc.
Amazon	Netflix
Apple	News Corp.
Best Buy	Qualcomm, Inc.
Blucora	Salesforce.com Inc
Comcast	Symantec Corp.
eBay	The Walt Disney Co.
Electronic Arts	Time Warner Inc.
Expedia	Twitter Inc.
Facebook	Viacom, Inc.
Groupon Inc.	Xo Group Inc.
InterActive	Altaba Inc.
Intuit	Yelp Inc.
Juniper Networks, Inc.	Zynga Inc.

Peer Group 3: US-listed Chinese companies and Tencent Holdings Limited

Peer Group 3 consists of 56 Chinese companies that were listed in the U.S., and Tencent, which was listed in Hong Kong, at the time Mercer identified the group for use for comparison purposes in connection with our named executive officer’s compensation package for 2017. These companies generally report publicly their financial condition and results of operations, but provide limited publicly-available data as to the compensation of their executive officers. As a result, we used Peer Group 3 only for purposes of comparing our relative performance as a company to that of the Peer Group 3 companies, to assist us in our consideration of appropriate levels and types of compensation for our executives. Peer Group 3 consists of the following companies:

Acorn International, Inc.	NF Energy Saving Corp.
AirMedia Group Inc.	Noah Holdings Ltd.
Alibaba Group Holding Ltd.	Novel-Super TV Investment Co., Ltd.
Baidu.com, Inc.	NQ Mobile Inc.
Baozun e-Commerce Co., Ltd.	Ossen Innovation Co., Ltd.
Bitauto Holdings Ltd.	Phoenix New Media Ltd.
Canadian Solar Inc.	ReneSola Ltd.
China ACM Inc.	Renren Inc.
China Green Agriculture, Inc.	ShenZhen BAK Battery Co.,Ltd
China Life Insurance Company Ltd.	SINA Corp.
China New Borun Corp.	Sky mobi Ltd.
ChinaCache International Holdings Ltd.	SMI Corp.
Chinanet Online Holdings Inc.	SouFun Holdings Ltd.
Ctrip.com International, Ltd.	Tarena International, Inc.
Daqo New Energy Corp.	Techfaith Wireless Communication Technology Ltd.
Efuture Information Technology Inc.	Tencent Holdings Ltd.
eHi Car Services Ltd.	Trina Solar Ltd.
Gulf Resources, Inc.	Tuniu Corp.
Highpower International, Inc.	Vipshop Holdings Ltd.
HollySys Automation Technologies Ltd.	VisionChina Media Inc.
iDreamSky Technology Ltd.	Weibo Corp.
JA Solar Holdings Co., Ltd.	WOWO Ltd.
JD.Com Inc.	Xunlei Ltd.
JinkoSolar Holding Co., Ltd.	Yingli Green Energy Holding Co. Ltd.
Kandi Technologies, Corp.	Yirendai Ltd.
Lightinthebox Holding Co Ltd.	YY Inc.
Momo Inc.	21Vianet Group Inc.
NetEase.com, Inc.	51job, Inc.
New Oriental Education & Tech. Group Inc.

Other Considerations

The Compensation Committee also took into consideration the following factors when setting our named executive officers’ compensation:

•	Key financial measurements such as revenue, operating profit, earnings per share and operating margins;

•	Key performance indicator (“KPI”) measurements intended to challenge executive officers to drive high financial and operating results;

•	Promoting commercial excellence by launching new or continuously improving products and services;

•	Becoming or remaining as a leading market player and attracting and retaining customers and users;

•	Achieving excellence in the named executive officer’s business area of responsibility; and

•	Supporting our values by promoting a culture of integrity and adherence to our code of conduct.

The mix of compensation elements is designed to reward short-term results and motivate long-term performance through a combination of cash and equity incentive awards. The Compensation Committee seeks to balance compensation elements that are based on financial, operational and strategic metrics with others that are based on subjective judgments of each named executive officer’s performance.

Elements of Compensation

General

Our named executive officers’ pay generally is composed of four main components: base salary, annual performance-based cash bonus, long-term equity awards, and benefits. We do not target a specific weighting of these four components or use a prescribed formula to establish pay levels. Rather our Compensation Committee considers changes in our business, external market factors and our financial position each year when determining pay levels and allocating between long-term and short-term compensation for our named executive officers. The Compensation Committee also considers management’s business development goals for the year in setting target bonus levels and performance-based milestones.

For purposes of our 2017 executive compensation program, Mercer proposed targeting total compensation for our named executive officers in the light of (i) data concerning amounts paid by Peer Group 1 companies, targeting the level of total cash compensation to be approximately at Peer Group 1’s 75th percentile, with the goal of allowing us to be competitive in the market for executive talent, (ii) the particular named executive officer’s level of responsibility within our company, with the goal of promoting a sense of fairness among our employees, and (iii) performance targets, including annual performance, strategic indicators, and leadership competency. Mercer allocated the recommended targeted total compensation for our named executive officers into four components, consisting of (i) base salary, (ii) annual performance bonus, to be calculated by multiplying (A) a base amount equal to the named executive officer’s targeted annual performance bonus for 2017 by (B) a bonus ratio determined based on the criteria described under the heading “2017 Executive Bonus Plan” in this Item 11, and an additional special targeted bonus only for Mr. Dewen Chen which would be payable only if Changyou launched one or more high-quality games that met specified performance targets, (iii) equity awards, and (iv) allowances frequently provided to executives, such as housing allowances.

We include an equity incentive component as part of our compensation package because we believe equity incentives align the long-term interests of our named executive officers with those of our stockholders. The equity incentive component links an appropriate portion of compensation to stockholder value as the value of granted equity awards increases or decreases in line with any increase or decrease in the market price of our common stock.

The cash and equity components of compensation are supplemented by various other benefits that provide for housing allowances, tax equalization, tuition/training reimbursement, health, life, travel and disability benefits and severance benefits.

The goal of our named executive officer compensation program is to attract and retain qualified management and create long-term value for our stockholders. Towards this goal, we designed and implemented a 2017 executive compensation program that we believe will (i) attract and retain accomplished and high-potential executives; (ii) motivate them to achieve both short-term and long-term corporate goals; (iii) reward them for sustained financial and operating performance and leadership excellence; and (iv) align their interests with those of our stockholders. We believe that each element of our compensation program fulfills one or more of these objectives.

Base Salary

We included base salary as part of named executive officers’ compensation packages because we believe that it is appropriate that some amount of compensation be provided as a fixed amount of cash, in order to provide our named executive officers with a basic level of annual income security. When deciding upon an appropriate base salary for a particular named executive officer, the Compensation Committee considered the named executive officer’s previous salary, the amounts paid to the named executive officer’s peers within the company, the named executive officer’s prior performance, and trends in compensation in the Internet and high-tech sectors. Decisions regarding salary adjustments take similar matters into account.

The base salary changes for our named executive officers from 2016 to 2017 were as follows:

		2017 Increase/(decrease)
Name	2016 Base Salary	Increase/(decrease) Amount		Increase/(decrease) Percentage		2017 Base Salary Effective 1-Jan-17
Charles Zhang	$602,664	($10,466	)(1)	-2	%(1)	$592,198	(1)
Joanna Lv	$177,635	$24	(2)	0	%(2)	$177,659	(2)
Xiaochuan Wang	$361,598	$8,526		2%		$370,124
Dewen Chen	$225,999	($3,925	)(1)	-2	% (1)	$222,074	(1)

(1)	Dr. Charles Zhang’s and Mr. Dewen Chen’s base salaries are denominated and payable in Chinese Yuan (“RMB”), which is the legal currency of China. Their base salaries denominated in RMB for 2017 remained the same as their base salaries for 2016. The decreases in the U.S. dollar-denominated amounts of their base salaries from 2016 to 2017 shown in the table above are entirely due to the depreciation of the RMB against U.S. dollars in 2017.
(2)	Ms. Joanna Lv’s base salary was adjusted upward on April 1, 2016 and was unchanged (measured in RMB) for 2017. The increase in her base salary from 2016 to 2017, measured in U.S. dollars, was in effect negated by the depreciation of the RMB against U.S. dollars.

The base salaries of our named executive officers were adjusted upward or remained the same in 2017. In making its recommendations with respect to base salaries, Mercer informed us that it had considered (i) the overall performance of our business, (ii) any increases in the overall volume of our business, (iii) any increase in each named executive officer’s level of responsibility, (iv) any increases in the market shares of our products, and (v) Mercer’s projections as to increases in the average base salaries of similarly-situated executives in the Chinese market in general.

2017 Executive Bonus Plan

Our executive bonus plan generally is intended to reward our named executive officers who drive high-performing results in their areas of responsibility and to incentivize them to sustain their high-level performance over a long career with us. We use a multidimensional evaluation method to establish and strengthen a direct correlation between annual cash bonus payouts and our overall corporate performance and to specify the range of our Compensation Committee’s or our Chief Executive Officer’s discretion as to appropriate annual bonus levels for our named executive officers.

In determining the bonus levels for our named executive officers for 2017, our Compensation Committee reviewed our overall corporate performance, including without limitation revenue and profit targets, and the performance of our subsidiaries and business units. Our Compensation Committee reviewed our overall corporate performance, as well as the performance of our subsidiaries and business units, based on our achievement of specified revenue targets, profit targets, and other targets, which varied among our named executive officers, for 2017. Our Compensation Committee also reviewed individual performance indicators of our named executive officers. In establishing those performance goals, our Compensation Committee set threshold and target levels of attainment on a sliding scale. The target performance levels were based on our performance budget and were intended to reward superior performance relative to our peers taking into consideration the market conditions and industry trends that affect us. The target performance levels for each measure were intended to be reasonably attainable given maximum effort on the part of our named executive officers.

Given that our business plan is highly confidential, we do not publicly disclose specific internal revenue, operating income, or other goals. Revealing specific objectives would provide our competitors and other third parties with insights into our confidential planning process and strategies, thereby causing competitive harm. Our performance goals were designed to be aggressive and there was a risk that bonus awards would not be made at all or would be made at less than 100% of the target amounts. The uncertainty in meeting the performance goals helped ensure that the bonus awards made were truly performance-based, consistent with our strategic objectives.

The Compensation Committee believes that these criteria are consistent with the overall goals and long-term strategic direction that our Board has set for our company and are closely related to or reflective of financial performance, operational improvements, growth and return to stockholders.

•	The following table sets forth the targeted annual performance bonuses under our 2017 Executive Bonus Plan for our named executive officers. These were approved by Our Compensation Committee on September 4, 2017.

	Targeted Annual Performance Bonus ($)	Special Targeted Bonus	Total Targeted Annual Bonus
Charles Zhang (1)	$592,198	$0	$592,198
Joanna Lv (2)	$88,830	$0	$88,830
Xiaochuan Wang (3)	$592,198	$0	$592,198
Dewen Chen (4)	$1,776,593	$296,099	$2,072,692

(1)	Dr. Charles Zhang’s targeted annual performance bonus is equal to 100% of his annual base salary for 2017.
(2)	Ms. Joanna Lv’s targeted annual performance bonus is equal to 50% of her annual base salary for 2017.
(3)	Mr. Xiaochuan Wang’s targeted annual performance bonus is equal to 160% of his annual base salary for 2017.
(4)	Mr. Dewen Chen’s targeted annual cash bonus for 2017 is equal to 933% of his annual base salary for 2017 and consists of (i) a targeted annual performance bonus that is equal to 800% of his annual base salary for 2017, which was based on an analysis of competitive executive compensation and performance measures for similarly-situated employees at peer companies in China’s Internet game industry, and (ii) an additional special targeted bonus of approximately $296,099 for 2017, which would be payable only if Changyou launched one or more high-quality games that met specified performance targets.

•	The initial annual bonus ratio for each named executive officer was determined based on a performance review and was initially equal to the percentage level of attainment of specified corporate performance goals (including specified performance goals for our subsidiaries), except that no annual bonus would be paid unless a minimum weighted percentage level of performance, which was 70% for 2017, was achieved; and

•	After the initial annual bonus ratio was determined, our Compensation Committee, in the case of our Chief Executive Officer, and our Chief Executive Officer Dr. Charles Zhang, in the case of our named executive officers other than our Chief Executive Officer, had the discretion to adjust the applicable executive officer’s initial bonus ratio within a pre-determined, specified range based on our Compensation Committee’s or our Chief Executive Officer’s non-quantitative evaluation based on strategic indicators and competency indicators. Our Compensation Committee and our Chief Executive Officer generally did not expect to adjust the initial bonus ratio downward unless the applicable executive officer’s performance was deemed to have fallen below expectations. Our Compensation Committee or our Chief Executive Officer, as applicable, did not establish in advance specific criteria for adjusting a named executive officer’s bonus upward (or downward), but made assessments retroactively based on its or his judgment as to whether the named executive officer exceeded expectations in his or her areas of responsibility.

The levels of performance attainment on a sliding scale and the corresponding discretion ranges for our Compensation Committee and our Chief Executive Officer for 2017 were as follows:

Weighted KPI Achievement%	Discretion range
< 70%	0 bonus
70% to 100% (exclusive)	50%-110%
100% to 110% (exclusive)	70-130%
110% to 120% (exclusive)	80-150%
120% to 140% (exclusive)	100-180%
>=140%	120-200%

Dr. Charles Zhang’s initial annual bonus ratio for 2017 was 98%, which was equal to attainment of a performance percentage of 98%, determined based on his achievement of specified corporate performance goals for 2017. Our Compensation Committee decided to not exercise its discretion to adjust Dr. Zhang’s initial bonus ratio. Our Board of Directors subsequently approved this bonus ratio. As a result, Dr. Zhang’s annual bonus ratio for 2017 was 98%, which we applied to Dr. Zhang’s targeted annual performance bonus for 2017 in calculating his annual performance bonus for 2017.

Ms. Lv’s initial annual bonus ratio for 2017 was 106%, which was equal to attainment of a performance percentage of 106%, determined based on her achievement of specified corporate performance goals for 2017 and her individual performance as evaluated by our Chief Executive Officer. Our Chief Executive Officer and Compensation Committee decided to not exercise their discretion to adjust Ms. Lv’s initial bonus ratio. Our Board of Directors subsequently approved this bonus ratio. As a result, Ms. Lv’s annual bonus ratio for 2017 was 106%, which we applied to Ms. Lv’s targeted annual performance bonus for 2017 in calculating her annual performance bonus for 2017.

Mr. Wang’s initial annual bonus ratio for 2017 was 102%, which was equal to attainment of a performance percentage of 102%, determined based on his achievement of specified corporate performance goals and targets for 2017 and his individual performance as evaluated by our Chief Executive Officer. Our Chief Executive Officer and Compensation Committee decided to not exercise their discretion to adjust Mr. Wang’s initial bonus ratio. Our Board of Directors subsequently approved this bonus ratio. As a result, Mr. Wang’s final bonus ratio was 102%, which we applied to Mr. Wang’s targeted annual performance bonus for 2017 to calculate his annual performance bonus for 2017.

Mr. Chen’s initial annual bonus ratio for 2017 was 101%, which was equal to attainment of a performance percentage of 101%, determined based on his achievement of specified corporate performance goals and targets for 2017. Our Chief Executive Officer and Compensation Committee decided to not exercise their discretion to adjust Mr. Chen’s initial bonus ratio. Our Board of Directors subsequently approved this bonus ratio. As a result, Mr. Chen’s final bonus ratio for 2017 was set at 101%, which we applied to Mr. Chen’s targeted annual performance bonus for 2017 in calculating his annual performance bonus for 2017. Mr. Chen’s compensation package for 2017 also included an additional targeted cash bonus. As Changyou successfully launched a high-quality mobile game, Legacy TLBB, in 2017 that met the specified performance targets, our Board of Directors approved a high-quality game-related bonus of $296,099.

Annual Equity Compensation

Our equity-based compensation program generally is designed to recognize the scope of the named executive officers’ responsibilities; reward demonstrated performance and leadership; motivate future superior performance; align the interests of the named executive officers with the interests of our stockholders; and, through the use of vesting terms that require minimum terms of service before there can be payouts, encourage continuity in our management.

We granted stock options to our executive officers under our 2000 Stock Incentive Plan from time to time prior to 2006. Stock options have value to the extent the price of our common stock on the date of exercise or thereafter exceeds the exercise price, which is set on the grant date. Between 2006 and 2014, we also granted restricted stock units to our executive officers. With restricted stock units our executives receive shares of our common stock on the vesting date without payment of any cash consideration. Consistent with recent trends in China, in 2015 we granted to our then named executive officers stock options with a nominal exercise price of $0.001 per share. We believe that restricted stock units, as well as stock options with a nominal exercise price, can be effective in compensating our named executive officers because they reward and serve to retain named executive officers during times where our stock price remains stable, as there is value to the restricted stock units and the stock options with a nominal exercise price upon vesting even if the market price of our common stock has not increased since the grant date.

Equity-based compensation was awarded pursuant to our stock incentive plans. Generally, our decisions to make equity-based compensation grants are independent of our cash compensation program decisions. When making any grant, we consider the grant size. To do so, we make certain assumptions about our stock price to determine the value of any proposed grant to a named executive officer.

We did not grant any equity incentive awards to our named executive officers in 2017.

Other Components of Compensation

Our named executive officers receive various other benefits, such as housing allowances, tax equalization, tuition/training reimbursement and health, life, travel and disability insurance. We believe that these other benefits are reasonable, competitive (as it is customary for Chinese companies to provide such benefits to their named executive officers) and consistent with our overall compensation program. We further believe that companies within our peer groups in China provide similar benefits to their named executive officers, and we believe that it is necessary for us to do the same for retention and recruitment purposes.

Dr. Charles Zhang is provided with a tax equalization benefit under his employment agreement with us. Dr. Charles Zhang is responsible for paying income tax equal to 15% of his individual income from base salary and bonus, which amount is withheld by us from his base salaries and bonuses, and our company bears his remaining liability for income tax on his base salaries and bonuses.

Severance Benefits

Under Chinese law, we must pay severance to all employees who are Chinese nationals and who are terminated without cause or terminate their employment with us for good reason, or whose employment agreements expire and we do not continue their employment. The severance benefits required to be paid under Chinese law equal the average monthly compensation paid to the terminated employee (including any bonuses or other payments made in the twelve months prior to the employee’s termination) multiplied by the number of years the employee has been employed with us, plus an additional month’s salary if thirty days’ prior notice of such termination is not given. However, if the average monthly compensation to be received by the terminated employee exceeds three times the average monthly salary in the employee’s local area as determined and published by the local government, such average monthly compensation is capped at three times the average monthly salary in the employee’s local area. However, we believe that it is important, for recruitment and retention, to provide certain of our named executive officers with severance benefits beyond those required by Chinese law to help minimize financial stress in the event of job loss. As a result, we have agreed to provide additional severance pay and continuation of benefits to our named executive officers to help bridge the time until they secure new employment.

With respect to Dr. Charles Zhang and Mr. Dewen Chen, in addition to the severance benefits they would be entitled to receive under Chinese law upon a termination without cause or a resignation for good reason, or if we do not continue their employment upon expiration of their employment agreements with us or Changyou, as the case may be, we and Changyou have agreed to pay them their monthly housing allowance multiplied by the number of years they have been employed by us or Changyou, to continue their insurance benefits for the lesser of (i) six months and (ii) the remainder of the term of his employment agreement (the “severance period”), and to pay their respective monthly salaries during the severance period. Dr. Zhang and Mr. Chen are also entitled to receive their bonuses for the remainder of a year in which they are terminated to the extent that the bonuses would have been earned had their employment continued through the end of that year.

Compensation for Independent Directors in 2017

Non-management directors’ compensation is guided by the following goals: compensation should fairly pay directors for work required in a company of our size and scope; compensation should align directors’ interests with the long-term interest of stockholders; and the structure of the compensation should be simple, transparent and easy for stockholders to understand. The compensation of non-management directors in 2017 is described in the narrative following the Director Compensation Table in this Item 11.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis for the year ended December 31, 2017 with management. Based on the review and discussion with management, the Compensation Committee recommended to our Board that the Compensation Discussion and Analysis be included in this report.

Respectfully submitted,

COMPENSATION COMMITTEE

Dr. Dave Qi
Dr. Zhonghan Deng

SUMMARY COMPENSATION TABLE

The following table sets forth compensation information for the years ended December 31, 2017, 2016, and 2015 for our named executive officers.

The amounts show in the Option Awards and Stock Awards columns do not reflect compensation actually received by the named executive officers. Instead the amounts shown represent the compensation expense recognized for financial reporting purposes, computed in accordance with U.S. GAAP, in respect of awards granted in prior years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Sohu Option Awards ($)(1)	Sogou Share Option Awards ($)(2)	Changyou Share Option Awards ($)(3)	Sohu Video Share Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)(5)	Total ($)
Charles Zhang	2017	$592,198	$3,537,734	$0	$0	$0	$580,354	(6)	$932,596	$5,642,882
Chairman of the Board and	2016	$602,664	$410,386	$0	$0	$0	$644,850		$960,119	$2,618,019
Chief Executive Officer	2015	$653,595	$8,005,621	$0	$0	$0	$705,882		$832,042	$10,197,140
Joanna Lv	2017	$177,659	$106,103	$0	$0	$(1,650)	$94,159	(7)	$64,791	$441,062
Chief Financial Officer	2016	$177,635	$9,986	$0	$0	$(4,675)	$72,953		$37,117	$293,016
	2015	$175,377	$194,803	$11,043	$0	$1,650	$45,071		$38,338	$466,282
Xiaochuan Wang	2017	$370,124	$0	$2,022,991	$0	$(750)	$604,042	(8)	$249,529	$3,245,936
Chief Executive Officer of Sogou	2016	$361,598	$0	$936,768	$0	$(2,125)	$622,552		$176,949	$2,095,742
	2015	$385,443	$0	$1,510,108	$0	$750	$389,298		$161,209	$2,446,808
Dewen Chen	2017	$222,074	$0	$0	$3,026,463	$0	$2,090,458	(9)	$413,391	$5,752,386
Chief Executive Officer of Changyou	2016	$225,999	$0	$0	$1,644,000	$0	$1,551,859		$417,468	$3,839,326
	2015	$240,902	$0	$0	$2,301,430	$0	$2,486,108		$437,359	$5,465,799

(1)	Options for the purchase of Sohu common stock contractually granted under the Sohu 2010 Stock Incentive Plan are subject to vesting in four equal installments over a period of four years, with each installment vesting upon satisfaction of a service period requirement and certain subjective performance targets. Compensation expense was recognized on an accelerated basis over the requisite service period, and was accrued based on the then-current fair value of the awards.

(2)	Amount represents expense recognized with respect to Sogou share option awards. These share option awards, exercisable for the purchase of Sogou Class A ordinary shares, are subject to vesting in four equal installments, with the vesting of each installment subject to achievement of certain performance targets related to Sogou, or are subject to vesting in five equal installments, with (i) the first installment vesting upon the expiration of all underwriters’ lockup periods applicable to Sogou’s initial public offering (the “Sogou IPO”) and (ii) each of the four subsequent installments vesting on the first, second, third, and fourth anniversary dates, respectively, of the completion of the Sogou IPO. The Compensation expense was recognized over the estimated period during which the service period requirement and performance target would be met or, after the performance target of the completion of the Sogou IPO was met, on an accelerated basis over the requisite service period, and was accrued based on the then-current fair value of the awards.
(3)	Amount represents expense recognized with respect to Changyou share option awards. These share option awards, exercisable for the purchase of Changyou Class A ordinary shares, are subject to vesting in four equal installments over a period of four years, with each installment vesting upon satisfaction of a service period requirement and certain subjective performance targets. Compensation expense was recognized on an accelerated basis over the requisite service period, and was accrued based on the then-current fair value of the awards.
(4)	Sohu Video share options, which are exercisable for the purchase of Sohu Video ordinary shares, were granted in 2012 under Sohu Video’s 2011 Share Incentive Plan. No grant date had been established for these options as of December 31, 2017 under U.S. GAAP because no mutual understanding had been reached between Sohu Video and the recipients as to the option awards’ key terms and conditions. Compensation expense for these options from 2015 to 2017 is based on the then-current fair value of the awards.
(5)	The table below shows the components of this column for 2017, which include housing allowances, tax equalization, premiums paid for health, life, travel and disability insurance and other allowances.

Name	Housing Allowance	Tax Equalization	Health, Life, Travel and Disability Insurance	Other Allowance	Total
Charles Zhang	$296,099	$606,468	$30,029	$0	$932,596
Joanna Lv	$44,415	$0	$19,665	$711	$64,791
Xiaochuan Wang	$222,074	$0	$27,455	$0	$249,529
Dewen Chen	$370,124	$0	$36,753	$6,514	$413,391

(6)	Consists of an annual performance bonus earned for 2017 pursuant to our 2017 Executive Bonus Plan that has not yet been paid by Sohu to Dr. Charles Zhang. See “2017 Executive Bonus Plan” in this Item 11.
(7)	Consists of an annual performance bonus earned for 2017 pursuant to our 2017 Executive Bonus Plan that has not yet been paid by Sohu to Ms. Lv. See “2017 Executive Bonus Plan” in this Item 11.
(8)	Consists of an annual performance bonus earned for 2017 pursuant to our 2017 Executive Bonus Plan that has not yet been paid by Sogou to Mr. Wang. See “2017 Executive Bonus Plan” in this Item 11.
(9)	Consists of an annual performance bonus and an additional cash bonus earned for 2017 pursuant to our 2017 Executive Bonus Plan that were partly paid by Changyou to Mr. Chen. See “2017 Executive Bonus Plan” in this Item 11.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth summaries of all grants of plan-based awards made to our named executive officers during the year ended December 31, 2017. None of our named executive officers was granted any equity incentive awards during the year ended December 31, 2017.

Name	Estimated Payouts Under Non-Equity Incentive Plan Awards
	Threshold ($)	Targeted Annual Performance Bonus ($)	Special Bonus	Maximum ($)
Charles Zhang	$0	$592,198	$0	$1,184,396
Joanna Lv	$0	$88,830	$0	$177,660
Xiaochuan Wang	$0	$592,198	$0	$1,184,396
Dewen Chen	$0	$1,776,593	$296,099	$3,849,286

The amounts shown in the table above represent the range of non-equity incentive bonus opportunities for the named executive officers under our 2017 Executive Bonus Plan. The plan is described in detail under the heading “Compensation Discussion and Analysis” above. The payments of the bonuses are described in the “Summary Compensation Table” above.

Executive Employment Agreements

Employment Agreements with Dr. Charles Zhang and Mr. Dewen Chen.

We have entered into a three-year employment agreement with our Chief Executive Officer, Dr. Charles Zhang, and Changyou has entered into an employment agreement with Mr. Dewen Chen, Changyou’s Chief Executive Officers. Under these employment agreements, Dr. Zhang and Mr. Chen are entitled to (i) annual base salaries; (ii) an annual performance-based cash bonus; and (iii) equity incentive compensation, all as presented in the Summary Compensation Table for 2017. These employment agreements also provide for certain additional benefits to the extent applicable, including vacation time, health, life, travel and disability insurance, housing allowances and tuition/training reimbursement and, in the case of Dr. Zhang, tax equalization.

The employment agreements with Dr. Zhang and Mr. Chen provide for continued employment until termination by either party. We or Changyou, as applicable, may terminate such named executive officers’ employment with or without cause at any time. However, if the termination is without cause, we or Changyou, as applicable, must provide Dr. Zhang or Mr. Chen with thirty days’ prior notice of termination. If we terminate without cause or Dr. Zhang or Mr. Chen terminates his employment for good reason (each as defined below under the heading “Potential Payments upon Termination or Change-in-Control”), he will be entitled to the following, except as noted below:

•	payments equal to his monthly base salary (which includes his or her housing allowance) in effect on the date of termination for the shorter of (i) six months and (ii) the remainder of the term of his employment agreement; and

•	insurance benefits for so long as we are obligated to pay severance.

Notwithstanding the provisions above with respect to our severance obligations, if any portion of the employment agreements is at any time deemed to be in conflict with any applicable Chinese statute, rule, or regulation, such portion will be deemed to be modified or altered to conform to such applicable statue, rule, or regulation or, if that is not possible, to be omitted from the agreement. Accordingly, Chinese law will be applied if, at the time of such determination, the severance benefits provided under Chinese law are greater than those which Dr. Zhang or Mr. Chen, as applicable, would be entitled to receive under his employment agreement.

In addition, if we or Changyou, as applicable, terminates Dr. Zhang’s or Mr. Chen’s employment without cause and the termination is within the one-year period following a change-in-control (as defined below under the heading “Potential Payments Upon Termination or Change-in-Control”) of us or Changyou, as applicable, except as noted below, all of Dr. Zhang’s or Mr. Chen’s, as applicable, stock or share options and other stock or share awards will become immediately exercisable.

Also, if we or Changyou, as applicable, terminates Dr. Zhang’s or Mr. Chen’s employment agreement without cause, if Dr. Zhang or Mr. Chen terminates his employment agreement for good reason or if Dr. Zhang or Mr. Chen dies or becomes disabled, Dr. Zhang or Mr. Chen, as applicable, will be entitled to receive the bonus to which he would have been entitled had he continued to be employed through the end of the then current year.

The employment agreements also require Dr. Zhang and Mr. Chen to enter into agreements providing for (i) assignment of intellectual property, (ii) confidential treatment of our proprietary information and (iii) during the term of their employment and for the following year, (a) non-solicitation of our employees, contractors, customers, suppliers and partners and (b) non-competition with us.

If either Dr. Zhang or Mr. Chen, as applicable, violates the confidentiality, non-solicitation, non-competition and assignment of intellectual property agreement after the termination of his employment:

•	he will not be entitled to any further payments from us or Changyou, as applicable;

•	any insurance or other benefits that have continued will terminate immediately; and

•	he must reimburse us or Changyou, as applicable, for any severance payments previously made by us to the named executive officer.

Employment Agreements with Ms. Joanna Lv and Mr. Xiaochuan Wang

Our indirect wholly-owned subsidiary Beijing Sohu New Media Information Technology Co., Ltd. entered into an open-ended employment agreement with Ms. Joanna Lv, and our subsidiary Beijing Sogou Technology Development Co., Ltd. entered into an open-ended employment agreement with Mr. Xiaochuan Wang. Under these employment agreements, Ms. Lv and Mr. Wang are entitled to (i) base salaries and (ii) a performance-based cash bonus, both as presented in the Summary Compensation Table for 2017. Their employment agreements also provide for certain additional benefits to the extent applicable, including vacation time; life, unemployment, medical, work-related injury and other insurance; and allowances for housing. Ms. Lv and Mr. Wang also agreed in these employment agreements to be bound by obligations regarding (i) assignment of intellectual property and (ii) confidential treatment of proprietary information. These employment agreements are governed by the Chinese law.

Terms of Stock Option and Restricted Stock Unit Awards and Changyou, Sogou and Sohu Video Equity Incentive Awards

Our 2000 Stock Incentive Plan expired on January 24, 2010. Our 2010 Stock Incentive Plan, which was adopted by our shareholders on July 2, 2010, provides for the issuance of up to 1,500,000 shares of our common stock, including shares issued pursuant to the vesting and settlement of restricted share units and pursuant to the exercise of options. All equity awards granted after June 21, 2010, with the exception of the Changyou, Sogou and Sohu Video share option awards discussed below, were granted pursuant to our 2010 Stock Incentive Plan. The maximum term of any equity awards granted under our 2010 Stock Incentive Plan is ten years from the grant date. Our 2010 Stock Incentive Plan will expire on July 1, 2020. Neither we nor any of our subsidiaries granted any equity incentive awards to our named executive officers during 2017.

Sohu Stock Options

The granted stock options reflected in the “Outstanding Equity Awards at Fiscal Year-End” table were granted to our named executive officers under our 2010 Stock Incentive Plan. On February 16, 2015, our Board approved grants of options to our management and key employees, including options (i) to our Chief Executive Officer Dr. Charles Zhang for the purchase of 300,000 shares of common stock and (ii) to Ms. Joanna Lv, who was then our Senior Finance Director, for the purchase of 10,000 shares of common stock with an exercise price of $0.001 per share. The options are subject to vesting in four equal annual installments commencing February 7, 2016. If our Chief Executive Officer determines, in his sole discretion, that the performance of any of the grantees, including himself and Ms. Lv, in connection with his or her employment with us is not satisfactory, one or more installments or a portion of any installment of his or her unvested options may be forfeited and automatically suspended, and will remain so suspended indefinitely, unless and until our Chief Executive Officer determines, in his sole discretion, that all or part of such vesting should be resumed.

Sohu Restricted Stock Units

Under our 2000 Stock Incentive Plan we could grant, and under our 2010 Stock Incentive Plan we may grant, restricted stock units which represent the right to receive, upon vesting, at the discretion of our Compensation Committee, either one share of our common stock for each unit vested or an amount of cash equal to the then market value of one share of our common stock for each unit vested, in each case subject to any additional or different terms set forth in the applicable award agreement. Restricted stock units granted to date were only settled upon vesting in our common stock, and we expect that generally we will continue to grant restricted stock units that will only be settleable in our common stock upon vesting.

Sogou Share Option/Restricted Share Awards

We grant options to purchase Class A ordinary shares of our subsidiary Sogou, either pursuant to the Sogou 2010 Share Incentive Plan or the Sogou 2017 Share Incentive Plan, or from ordinary shares of Sogou that we hold for the purpose of making such grants. Vesting of options that we grant to our named executive officers exercisable for the purchase of Sogou Class A ordinary shares generally occurs in equal annual installments over a four-year period, but vesting for each year is also subject to the achievement of annual performance milestones related to Sogou that our Board establishes in its discretion. Vesting of Sogou restricted Class A ordinary shares that were granted to Mr. Xiaochuan Wang, through a British Virgin Islands trust of which Mr. Wang is the beneficiary, in 2013 will occur in five equal installments over a four-year period, with the first installment vesting upon the expiration of all underwriters’ lockup periods applicable to the Sogou IPO and the remaining four installments vesting upon the first four anniversaries of the Sogou IPO. The annual performance milestones set by our Board for periods through the end of 2017 are based in part on financial targets, consisting of target revenue levels and target operating profit levels, and in part on operating metric targets, consisting of target levels of search traffic. We do not disclose the actual amounts of these targets, as they constitute confidential business and financial information related to Sogou’s internal budgeting and planning that could be unfairly used by Sogou’s competitors if revealed publicly, and we do not believe that the amounts of these targets are material information to our investors.

Sohu Video Share Option Awards

We granted options to purchase ordinary shares of our subsidiary Sohu Video pursuant to the Sohu Video 2011 Share Incentive Plan. Vesting of options that we granted to our named executive officers exercisable for the purchase of Sohu Video ordinary shares occurs in equal annual installments over a four-year period, but vesting for each year will also be subject to the achievement of annual performance milestones related to Sohu Video that our Board establishes in its discretion. The annual performance milestones set by our Board for vesting of each installment will include financial and operating metric targets. We do not except to disclose the actual amounts of any such milestones, as we expect them to constitute confidential business and financial information related to Sohu Video’s internal budgeting and planning that could be unfairly used by Sohu Video’s competitors if revealed publicly, and also expect that they will not be material to our investors. Until Sohu Video’s completion of an underwritten public offering on NASDAQ, the New York Stock Exchange or another internationally recognized stock exchange of similar prestige and liquidity, upon the termination of employment with us of any of our named executive officers who has received Sohu Video share option awards, we have the right at our discretion to repurchase up to 50% of the Sohu Video ordinary shares, at the then fair market value of such ordinary shares, acquired by any such named executive officer upon exercise of vested Sohu Video share options.

Changyou Stock Option/Restricted Share Unit Awards

On November 2, 2014, Changyou granted to Mr. Dewen Chen, Changyou’s Chief Executive Officer, 600,000 Changyou Class A restricted share units under Changyou’s 2014 Share incentive Plan, subject to vesting over a four-year period. On February 16, 2015, Changyou’s Board of Directors approved the conversion of 600,000 Class A restricted share units held by Mr. Chen into options for the purchase of Class A ordinary shares at an exercise price of $0.01, subject to the same vesting terms.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following tables set forth summaries of all outstanding equity awards granted by us and held by each of our named executive officers as of December 31, 2017.

Sohu Option and Stock Awards

	Option Awards(1)					Stock Awards(1)
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Charles Zhang	150,000	150,000	$0.001	2/15/2025	(2)	0	$0
Joanna Lv	2,500	5,000	$0.001	2/15/2025	(2)	0	$0

(1)	Sohu options awards were granted under our 2010 Stock Incentive Plan, and relate to our common stock.
(2)	The grant date of these options was February 16, 2015.

Sogou Share Option and Restricted Share Awards

	Share Option Awards				Restricted Share Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Xiaochuan Wang	0	0	N/A	N/A	7,200,000(3)	62,136,000 (4)

(3)	These Sogou restricted Class A ordinary shares were issued under Sogou’s 2010 Share Incentive Plan and are held by a British Virgin Islands trust of which Mr. Wang is the beneficiary, subject to vesting in five equal installments over a four-year period, with the first installment vesting upon the expiration of all underwriters’ lockup periods applicable to the Sogou IPO and the remaining four installments vesting upon the first four anniversaries of the Sogou IPO.
(4)	Based on Sogou’s share price on March 23, 2018.

Sohu Video Share Option Awards

Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Joanna Lv	27,500	(5)	82,500	$0.01	1/3/2022	(6)
Xiaochuan Wang	12,500	(5)	37,500	$0.01	1/3/2022	(6)

(5)	Options that were granted to Ms. Joanna Lv and Mr. Xiaochuan Wang by Sohu Video under its 2011 Share Incentive Plan. There is a detailed description above under the heading “Sohu Video Share Option Awards.”
(6)	The grant date of these options was January 4, 2012.

Changyou Share Option Awards

Name	Number of Securities Underlying Unexercised Options Exercisable(#)		Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Dewen Chen	410,000	(7)	150,000	$0.01	11/1/2024	(8)

(7)	Options that were granted to Mr. Dewen Chen by Changyou under its 2014 Share Incentive Plan. There is a detailed description above under the heading “Changyou Share Option/Restricted Share Units Awards.”
(8)	The grant date of these share options was November 2, 2014.

OPTION EXERCISES AND STOCK VESTED

There were no exercises of Sohu stock options or of Sogou or Changyou share options by our named executive officers during such the year ended December 31, 2017.

PENSION BENEFITS

We do not have any plans that provide for payments or other benefits at, following, or in connection with retirement nor do we have any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

Severance Benefits and Change-in-Control Arrangements

As discussed in the narrative description under the heading “Executive Employment Agreements” following the “Grants of Plan-Based Awards Table,” we or our subsidiaries have entered into employment agreement with Dr. Charles Zhang, Ms. Joanna Lv, Mr. Xiaochuan Wang, and Mr. Dewen Chen.

The employment agreements with Dr. Zhang and Mr. Chen, along with Chinese legal requirements which are discussed in the Compensation Discussion and Analysis under the heading “Severance Benefits,” provide for certain payments and other benefits if Dr. Zhang’s or Mr. Chen’s employment with us or Changyou, as applicable, is terminated under circumstances specified in his employment agreement, including a change-in-control of us or Changyou, as applicable. Chinese legal requirements also provide for certain payments and benefits if an employment agreement is not renewed. Dr. Zhang’s or Mr. Chen’s rights upon the termination of his employment will depend upon the circumstances of the termination. Central to an understanding of the rights of Dr. Zhang and Mr. Chen under their employment agreements is an understanding of the definitions of “cause,” “change-in-control,” “good reason” and “disability” that are used in those agreements. For purposes of the employment agreements such terms have the following meanings:

“cause” means:

•	willful misconduct or gross negligence by the executive officer, or any willful or grossly negligent omission to perform any act, resulting in injury to us or Changyou, as applicable;

•	misconduct or negligence of the executive officer that results in gain or personal enrichment of the executive officer to our or Changyou’s, as applicable, detriment;

•	breach of any of the executive officer’s agreements with us or Changyou, as applicable, including, but not limited to, the repeated failure to perform substantially the executive officer’s duties to us or Changyou, as applicable, excessive absenteeism or dishonesty;

•	any attempt by the executive officer to assign or delegate his employment agreement or any of the rights, duties, responsibilities, privileges or obligations thereunder without our or Changyou’s, as applicable, prior consent (except in respect of any delegation by the executive officer of his employment duties thereunder to our or Changyou’s, as applicable, other employees in accordance with our or Changyou’s, as applicable, usual business practice);

•	the executive officer’s indictment or conviction for, or confession of, a felony or any crime involving moral turpitude under the laws of the U.S. or any State thereof, or under the laws of China or Hong Kong;

•	declaration by a court that the executive officer is insane or incompetent to manage his business affairs;

•	habitual drug or alcohol abuse which materially impairs the executive officer’s ability to perform his duties; or

•	filing of any petition or other proceeding seeking to find the executive officer bankrupt or insolvent.

“change-in-control” means the occurrence of any of the following events:

•	any person (within the meaning of Section 13(d) or Section 14(d)(2) of the Exchange Act) other than us or Changyou, as applicable, any trustee or other fiduciary holding securities under an employee benefit plan of us or Changyou, as applicable, or any corporation owned, directly or indirectly, by our or Changyou’s, as applicable, stockholders or shareholders in substantially the same proportion as their ownership of our common stock or Changyou’s ordinary shares, as applicable, becomes the direct or beneficial owner of securities representing 50% or more of the combined voting power of our or Changyou’s, as applicable, then-outstanding securities;

•	during any period of two consecutive years after the date of the executive officer’s employment agreement, individuals who at the beginning of such period constitute our Board or Changyou’s Board, as applicable, and all new directors (other than directors designated by a person who has entered into an agreement with us or Changyou, as applicable, to effect a transaction described in the first, third and fourth bullet point of this definition) whose election or nomination to our Board or Changyou’s Board, as applicable, was approved by a vote of at least two-thirds of the directors then in office, cease for any reason to constitute at least a majority of the members of our Board or Changyou’s Board, as applicable;

•	the effective date of a merger or consolidation of us or Changyou, as applicable, with any other entity, other than a merger or consolidation which would result in our or Changyou’s, as applicable, voting securities outstanding immediately prior to such merger or consolidation continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the combined voting power of the voting securities of the surviving entity outstanding immediately after such merger or consolidation and with the power to elect at least a majority of the board of directors or other governing body of such surviving entity;

•	our or Changyou’s, as applicable, complete liquidation or the sale or disposition by us or Changyou, as applicable, of all or substantially all of our assets or Changyou’s, as applicable, assets; or

•	there occurs any other event of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A (or a response to any similar item on any similar schedule or form) promulgated under the Exchange Act, whether or not we are then subject to such reporting requirements.

“disability” means the executive officer becomes physically or mentally impaired to an extent which renders him or her unable to perform the essential functions of his job, with or without reasonable accommodation, for a period of six consecutive months, or an aggregate of nine months in any two year period.

“good reason” means the occurrence of any of the following events without the executive officer’s express written consent, provided that the executive officer has given notice to us or Changyou, as applicable, of such event and we or Changyou, as applicable, has not remedied the problem within fifteen days:

•	any significant change in the duties and responsibilities of the executive officer inconsistent in any material and adverse respect with the executive officer’s title and position (including status, officer positions and reporting requirements), authority, duties or responsibilities as contemplated by the executive officer’s employment agreement.

•	any material breach by us or Changyou, as applicable, of the employment agreement with the executive officer, including without limitation any reduction of the executive officer’s base salary or our failure to pay to the named executive officer any portion of his or her compensation; or

•	the failure, in the event of a change-in-control in which we are, or Changyou is, as applicable, not the surviving entity, of the surviving entity or the successor to our or Changyou’s, as applicable, business to assume the executive officer’s employment agreement pursuant to its terms or to offer the executive officer employment on substantially equivalent terms to those set forth in such employment agreement.

Ms. Joanna Lv and Mr. Xiaochuan Wang are entitled to severance benefits required to be provided to them under Chinese law, which are discussed in the Compensation Discussion and Analysis under the heading “Severance Benefits,” and their employment agreements do not provide any additional severance benefits.

Potential Payments Upon Termination or Chang-in-Control

The table that follows summarizes the estimated potential post-employment compensation that would have been payable to our named executive officers if the named executive officers’ employment had been terminated as described in the table below on December 31, 2017. Such amounts do not reflect any actual payments to be received by the named executive officers:

						Involuntary Termination			Change in Control
											Involuntary Termination within 12 months
Name	Compensation Element	Voluntary Resignation for Good Reason		Death or Disability		Without Cause		For Cause	Voluntary Resignation for Good Reason		Without Cause		For Cause
Charles Zhang	Severance Pay(1)	$296,099	(2)	$0		$296,099	(2)	$0	$296,099	(2)	$296,099	(2)	$0
	Housing Allowance(1)	$148,049		$0		$148,049		$0	$148,049		$148,049		$0
	Bonus	$0	(3)	$0	(4)	$0	(3)	$0	$0	(3)	$0	(3)	$0
	Benefits	$15,014		$0		$15,014		$0	$15,014		$15,014		$0
	Accelerated Vesting of Sohu Stock Options and Restricted Stock Unit Awards	$0		$0		$0		$0	$0		$0		$0

Total		$459,162		$0		$459,162		$0	$459,162		$459,162		$0

Joanna Lv	Severance Pay(1)(5)	$61,607		$0		$61,607		$0	$61,607		$61,607		$0
	Housing Allowance	$0		$0		$0		$0	$0		$0		$0
	Bonus	$0		$0		$0		$0	$0		$0		$0
	Benefits	$0		$0		$0		$0	$0		$0		$0
	Accelerated Vesting of Sohu Stock Options and Restricted Stock Unit Awards	$0		$0		$0		$0	$0		$0		$0

Total		$61,607		$0		$61,607		$0	$61,607		$61,607		$0

Xiaochuan Wang	Severance Pay(1)(5)	$61,607		$0		$61,607		$0	$61,607		$61,607		$0
	Housing Allowance	$0		$0		$0		$0	$0		$0		$0
	Bonus	$0		$0		$0		$0	$0		$0		$0
	Benefits	$0		$0		$0		$0	$0		$0		$0
	Accelerated Vesting of Sogou Share Options Awards	$0		$0		$0		$0	$0		$0		$0

Total		$61,607		$0		$61,607		$0	$61,607		$61,607		$0

Dewen Chen	Severance Pay(1)	$111,037	(2)	$0		$111,037	(2)	$0	$111,037	(2)	$111,037	(2)	$0
	Housing Allowance(1)	$185,062		$0		$185,062		$0	$185,062		$185,062		$0
	Bonus	$0	(3)	$0	(4)	$0	(3)	$0	$0	(3)	$0	(3)	$0
	Benefits	$18,377		$0		$18,377		$0	$18,377		$18,377		$0
	Accelerated Vesting of Changyou Share Options Awards	$0		$0		$0		$0	$0		$0		$0

Total		$314,476		$0		$314,476		$0	$314,476		$314,476		$0

(1)	Severance payments are made ratably over the severance period according to our, Sogou’s, or Changyou’s standard payroll practices, as applicable.
(2)	In the event of a voluntary resignation for good reason or an involuntary termination without cause, Dr. Charles Zhang and Mr. Dewen Chen are entitled to receive payment of their monthly base salaries in effect on the date of termination for the shorter of (i) six (6) months and (ii) the remainder of the term of their employment agreements with us or Changyou, as applicable. Dr. Zhang or Mr. Chen, as applicable, would be entitled to severance benefits under his employment agreement with us or Changyou, as applicable, as in each case these benefits would be greater than the severance benefits under Chinese law.

(3)	In the event of a voluntary resignation for good reason or an involuntary termination without cause, Dr. Charles Zhang and Mr. Dewen Chen are entitled to receive their bonuses for the remainder of the year of the termination, but only to the extent that the bonuses would have been earned had they continued in employment through the end of the year, as determined in good faith by our or Changyou’s, as applicable, Chief Executive Officer, Board or Compensation Committee based on the specific corporate and individual performance targets established for the year, and only to the extent that bonuses were paid for the year to other similarly-situated employees. Payment of the entire 2017 bonus would rest on the assumption that Dr. Zhang or Mr. Chen voluntarily resigned for good reason or was terminated without cause as of December 31, 2017 and that no additional bonus would have been due as a result of the termination.
(4)	In the event of termination of Dr. Charles Zhang’s or Mr. Dewen Chen’s employment by reason of death or disability, he or his estate or representative, as applicable, is entitled to receive the bonus for the year in which the death or disability occurs to the extent that the bonus would have been earned had Dr. Zhang or Mr. Chen continued in employment through the end of the year, as determined in good faith by our or Changyou’s, as applicable, Chief Executive Officer, Board or Compensation Committee based on the specific corporate and individual performance targets established for the year, and only to the extent that bonuses are paid for the year to other similarly-situated employees. Payment of the entire 2017 bonus would rest on the assumption that no additional bonus would have been due as a result of the termination.
(5)	Severance benefits required to be made under Chinese law.

CHIEF EXECUTIVE OFFICER TO MEDIAN EMPLOYEE PAY RATIO

The following table sets forth our Chief Executive Officer to median employee compensation ratio. The total compensation for our Chief Executive Officer in 2017 was approximately 107 times the pay of our median employee.

Our Chief Executive Officer to median employee pay ratio is calculated in accordance with SEC requirements pursuant to Item 402(u) of Regulation S-K. We identified the median employee by examining the 2017 base salaries paid to all individuals, excluding our Chief Executive Officer, who were employed by us on December 31, 2017. As of December 31, 2017, based on our payroll records, we had approximately 9,000 employees, which included all of our employees, whether employed on a full-time, part-time, temporary, or seasonal basis.

To identify the median employee, we compared the base pay of our employees as reflected in our payroll records for 2017. We believe that the use of the base salaries paid to all employees is a consistently applied compensation measure that reasonably reflects compensation for our employee population, because we do not widely distribute annual equity awards to employees and our performance-based bonus structure is such that an employee’s target bonus opportunity is proportionally related to the employee’s salary.

After identifying the median employee based on the above methodology, we calculated annual total compensation for that employee using the same methodology we use for Chief Executive Officer as set forth in the 2017 “Summary Compensation Table” included in this Item 11.

Name and Principal Position	Salary ($)	Equity Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Chief Executive Officer	$592,198	$3,537,734	$580,354	$932,596	$5,642,882
Median Employee	$25,228	$0	$9,189	$18,185	$52,602
Pay Ratio	107:1

DIRECTOR COMPENSATION

DIRECTOR COMPENSATION (1)

The following table summarizes the compensation paid to our directors during the 2017 fiscal year.

Name	Regular Compensation ($)(2)	Special Compensation ($)(3)	Total ($)
Dave Qi	$140,000	$140,000	$280,000
Shi Wang	$110,000	N/A	$110,000
Charles Huang	$110,000	N/A	$110,000
Zhonghan Deng	$110,000	$84,000	$194,000
Dave De Yang(4)	$76,083	$84,000	$160,083
Edward B. Roberts(5)	$10,417	N/A	$10,417

(1)	Dr. Charles Zhang has been omitted from this table because he receives no compensation for serving on our Board. All compensation paid to Dr. Zhang in fiscal year 2017 was paid to him in his capacity as Chief Executive Officer and is reported in the “Summary Compensation Table.”
(2)	At a meeting held on February 18, 2017, our Board approved the compensation of the members of our Board other than Dr. Charles Zhang for 2017, consisting of a payment of US$140,000 to Dr. Dave Qi, who served as the chairman of each of the Audit Committee and the Compensation Committee of our Board, and a payment of US$110,000 to each of the other members of our Board, pro-rated for service for a portion of the year in the case of Mr. Dave De Yang.
(3)	Amounts represent compensation paid to members of a special committee of our Board, consisting of Dr. Dave Qi, Mr. Dave De Yang, and Dr. Zhonghan Deng, that was formed in June 2017 to evaluate a non-binding proposal delivered to the board of directors of Changyou by Dr. Charles Zhang on May 22, 2017 for the purchase for cash of all of the outstanding Class A and Class B ordinary shares of Changyou by an acquisition vehicle to be formed by Dr. Zhang.

(4)	Our Board appointed Mr. Dave De Yang as a member of our Board on April 22, 2017. Mr. Yang’s regular compensation for 2017 is calculated based on the number of days in 2017 for which he served as a member of our Board.
(5)	Dr. Edward B. Roberts resigned from our Board effective January 31, 2017. Annual compensation for Dr. Roberts for the full year of 2017 would have been $125,000, of which Dr. Roberts was paid the pro-rated amount of $10,417 for the month of January.

Prior to 2017, we compensated non-employee members of our Board with equity-based compensation, beginning in the 2017 fiscal year, we have no longer compensated non-employee members of our Board with equity-based compensation. Directors who are our employees do not receive any compensation for their service as a member of our Board or any committee. In addition, non-employee members of our Board were reimbursed for reasonable travel expenses incurred in connection with attending Board and committee meetings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal year 2017, none of the members of our Compensation Committee was our current or former officer or employee.

No member of our Compensation Committee has had any relationship with us requiring disclosure under Item 404 of Regulation S-K under the Exchange Act. No member of our Compensation Committee during 2017 was an officer of Sohu or any of our subsidiaries.

None of our executive officers has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other organization whose executive officer served as a member of our Board or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP OF COMMON STOCK

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 23, 2018 by (i) each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act known by us to be the beneficial owner of more than 5% of our common stock (assuming conversion of all outstanding exercisable options and warrants held by that person), (ii) each current director, (iii) each named executive officer and (iv) all of our current directors and named executive officers as a group. Except as otherwise provided in the footnotes to this table, we believe that the persons named in this table have voting and investment power with respect to all the shares of common stock indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)
Charles Zhang	8,016,520	(2)	20.48%
Charles Huang (3)	76,265		*
Shi Wang (4)	34,132		*
Dave Qi (5)	28,940		*
Zhonghan Deng (6)	15,549		*
Dave De Yang (7)	—		—
Joanna Lv	8,000	(8)	*
Xiaochuan Wang (9)	69,258		*
Dewen Chen (10)	—		—
All directors, nominees and executive officers as a group (9 persons)	8,248,664	(11)	21.07%
Photon Group Limited (12)	7,722,820		19.85%
Orbis Investment Management Ltd. (13)	4,276,975		11.00%
Macquarie Investment Management Business Trust (14)	4,109,267		10.57%
Renaissance Technologies LLC. (15)	2,379,200		6.12%

*	Less than 1%.
(1)	Includes the number of shares and percentage ownership represented by such shares determined to be beneficially owned by a person in accordance with the rules of the SEC. The number of shares beneficially owned by a person includes shares of common stock subject to options or restricted stock units held by that person that are currently exercisable or settleable or that are exercisable or settleable within 60 days of March 23, 2018. Such shares are deemed outstanding for the purpose of computing the percentage of outstanding shares owned by that person. Such shares are not deemed outstanding, however, for the purpose of computing the percentage ownership of each other person.
(2)	Includes (i) 225,000 shares of our common stock subject to options exercisable within 60 days of March 23, 2018 and (ii) 7,722,820 shares of our common stock beneficially owned by Photon Group Limited. Dr. Charles Zhang is a Director of Photon Group Limited, and may be deemed to be a beneficial owner of shares owned by it. Dr. Charles Zhang disclaims beneficial ownership of such shares except to the extent of his pecuniary interest in such shares. Dr. Charles Zhang’s address is c/o Sohu.com Inc., Level 18, Sohu.com Media Plaza, Block 3, No. 2 Kexueyuan South Road, Haidian District, Beijing 100190, People’s Republic of China.
(3)	Mr. Charles Huang’s address is Suite 1804B, Tower 1, Admiralty Centre, 18 Harbour Road, Hong Kong.
(4)	Mr. Shi Wang’s address is Vanke Architecture Research Center, No. 68 Meilin Road, Futian District, Shenzhen 518049, People’s Republic of China.
(5)	Dr. Dave Qi’s address is 63 Saabee Lase, Discovery Bay, Hong Kong.
(6)	Dr. Zhonghan Deng’s address is 16/F, Shining Tower, No. 35, Xueyuan Road, Haidian District, Beijing 100191, People’s Republic of China.

(7)	Mr. Dave De Yang’s address is 427 Ashbury Drive, Hinsdale, IL 60521, U.S.A.
(8)	Includes 5,000 shares of our common stock subject to options exercisable within 60 days of March 23, 2018. Ms. Joanna Lv’s address is c/o Sohu.com Inc., Level 18, Sohu.com Media Plaza, Block 3, No. 2 Kexueyuan South Road, Haidian District, Beijing 100190, People’s Republic of China.
(9)	Mr. Xiaochuan Wang’s address is c/o Sogou Inc., Level 15, Sohu.com Internet Plaza, No. 1 Unit, Zhongguancun East Road, Haidian District, Beijing 100084, People’s Republic of China.
(10)	Mr. Dewen Chen’s address is c/o Changyou.com Limited, Changyou Tower, No. 65 East Bajiao Road, Shijingshan District, Beijing 100043, People’s Republic of China.
(11)	Includes 230,000 shares of our common stock that such persons have the right to acquire pursuant to currently exercisable options or options that may be exercised within 60 days of March 23, 2018
(12)	Photon Group Limited’s address is c/o Sohu.com Inc., Sohu.com Media Plaza, Block 3, No. 2 Kexueyuan South Road, Haidian District, Beijing 100190, People’s Republic of China.
(13)	Data based on a Schedule 13G/A filed with the SEC on February 14, 2018. Orbis Investment Management Ltd.’s address is Orbis House, 25 Front Street, Hamilton HM 11, Bermuda.
(14)	Data based on a Schedule 13G/A filed with the SEC on February 14, 2018. The principal business address of Macquarie Investment Management Business Trust is 2005 Market Street, Philadelphia, PA 19103.
(15)	Data based on a Schedule 13G filed with the SEC on February 14, 2018. Renaissance Technologies LLC’s address is 800 Third Avenue, New York, New York 10022

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS

Transactions with Vanke Co., Ltd.

In the 2017 fiscal year, Vanke Co., Ltd. purchased $247,000 in advertising services from us. Mr. Shi Wang, one of our directors, is the Honorary Chairman of the Board of Vanke Co., Ltd.

Policies and Procedures for Reviewing Transactions with Related Persons

We review all relationships and transactions into which we enter to determine whether such relationships and transactions exceed $120,000 and whether they involve any related persons who have a direct or indirect material interest in such relationships or transactions. The term “related person” has the same meaning as set forth in Item 404(a) of Regulation S-K. We have developed and implemented processes and controls whereby we solicit information from persons identified as related persons through written questionnaires and, based on the information obtained and the facts and circumstances of the relationship, we make a determination as to whether the related person has a direct or indirect material interest in the transaction.

In addition, pursuant to its duties under its written charter, our Audit Committee reviews and approves or ratifies, as the case may be, any related person transactions identified through the process described above. In deciding whether to approve or ratify a related person transaction, our Audit Committee considers the following factors:

•	the nature of the related person’s interest in the transaction;

•	the material terms of the transaction, including, without limitation, the amount and type of transaction;

•	the importance of the transaction to the related person and to us;

•	whether the transaction would impair the judgment of any of our directors or executive officers to act in our best interest;

•	whether the terms of the transaction are substantially equal to or more favorable to us and no more favorable to the related person than if we had negotiated similar arrangements with non-affiliated third parties; and

•	any other matters our Audit Committee deems appropriate.

Any member of our Board who is a related person with respect to a transaction under review may not participate in the deliberations or vote respecting approval or ratification of the transaction, provided, however, that such director may be counted in determining the presence of a quorum at a meeting where the transaction is considered.

To our knowledge, for 2017, all transactions with related persons to which we are or were a party have been reviewed under the policies and procedures described above.

DIRECTOR INDEPENDENCE

Our Board has determined that Dr. Dave Qi, Mr. Shi Wang, Dr. Zhonghan Deng, and Mr. Dave De Yang are independent as that term is defined in Rule 5605(a)(2) of the NASDAQ Listing Rules. In determining independence pursuant to the NASDAQ Listing Rules, our Board affirmatively determined whether such independent directors had any material relationship with us, or any of our subsidiaries, either directly or indirectly as a partner, stockholder or officer of any organization, that may interfere with the director’s ability to exercise independence. Our Board concluded that none of the independent directors had any direct or indirect material relationships with us, or any of our subsidiaries. Our Board considers what it deems to be all relevant facts and circumstances in determining the independence of its members, including whether our directors have any family relationship with any executive officer or any direct or indirect interest in any of our customers or our customer agreements, whether any of our directors have any interests in or ties to any of our competitors, suppliers or strategic business partners and whether our directors meet the independence standards set by the SEC and NASDAQ.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee of our Board of Directors has selected PricewaterhouseCoopers as our independent auditors for the fiscal year ending December 31, 2018. PricewaterhouseCoopers has served as our independent auditors since 1999.

PRINCIPAL ACCOUNTANT FEES, SERVICES AND PRE-APPROVAL PROCESS

Audit and Audit-Related Service Fees

The aggregate fees billed by PricewaterhouseCoopers for audit services were $4.3 million and $3.1 million, respectively, for the fiscal years ended December 31, 2017 and 2016. Audit services consisted primarily of services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K, reviews of the financial statements included in our Quarterly Reports on Form 10-Q, the audit of the effectiveness of internal control over financial reporting required under Item 308 of Regulation S-K, and audits of Sogou, including audits related to the Sogou IPO, and Changyou.

The aggregate fees billed by PricewaterhouseCoopers for audit-related services were $0.3 million and $0.2 million, respectively, for the fiscal years ended December 31, 2017 and 2016. Audit-related services consisted primarily of Extensible Business Reporting Language (“XBRL”) services for our annual financial statements on Form 10-K and Quarterly Reports on Form 10-Q, and accounting advisory services.

Tax-Related Service Fees

The aggregate fees billed by PricewaterhouseCoopers for tax-related services were $2.1 million and $2.4 million, respectively, for the fiscal years ended December 31, 2017 and 2016. Tax-related services mainly included tax compliance, tax consulting and tax planning related to U.S. and Chinese taxes.

Other Fees

The aggregate fees billed by PricewaterhouseCoopers for other services were $3,644 and $3,606, respectively, for the fiscal years ended December 31, 2017 and 2016.

Pre-Approval Process

Our Audit Committee will consider annually for pre-approval a list of specific services and categories of services, including audit and audit-related, tax and other services, for the upcoming or current fiscal year to be provided by the independent auditors. Thereafter, our Audit Committee’s policy is to pre-approve all such services as it deems advisable. Any service that is not included in the approved list of services or that does not fit within the definition of a pre-approved service is required to be presented separately to our Audit Committee for consideration at our next regular meeting or, if necessary, by other means of communication. In 2018, our Audit Committee pre-approved all services provided by PricewaterhouseCoopers.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibits.

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Dr. Charles Zhang.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Joanna Lv.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: April 2, 2018

Sohu.com Inc.

By:	/s/ JOANNA LV
Joanna Lv
Chief Financial Officer