Form 10-Q
period 2018-03-31
SOHU COM INC
filed 2018-05-08
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 31, 2018
Common stock, $.001 par value	38,916,788

SOHU.COM INC.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SOHU.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except par value)

	As of
	December 31, 2017	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,364,096	$1,156,408
Restricted cash	3,928	2,140
Short-term investments	818,934	1,074,538
Accounts receivable, net	250,468	217,148
Prepaid and other current assets (including $32,005 and $33,563, respectively, due from a related party as of December 31, 2017 and March 31, 2018)	192,675	211,696

Total current assets	2,630,101	2,661,930

Fixed assets, net	529,717	545,419
Goodwill	71,565	73,102
Long-term investments, net	90,145	98,612
Intangible assets, net	23,060	19,908
Restricted time deposits	271	272
Prepaid non-current assets	4,211	3,967
Other assets	40,169	41,638

Total assets	$3,389,239	$3,444,848

LIABILITIES
Current liabilities:
Accounts payable (including accounts payable of consolidated variable interest entities (“VIEs”) without recourse to the Company of $53,842 and $83,403, respectively, as of December 31, 2017 and March 31, 2018)	$288,394	$347,955
Accrued liabilities (including accrued liabilities of consolidated VIEs without recourse to the Company of $76,883 and $66,470, respectively, as of December 31, 2017 and March 31, 2018)	343,106	351,732
Receipts in advance and deferred revenue (including receipts in advance and deferred revenue of consolidated VIEs without recourse to the Company of $46,939 and $48,895, respectively, as of December 31, 2017 and March 31, 2018)	127,758	135,986
Accrued salary and benefits (including accrued salary and benefits of consolidated VIEs without recourse to the Company of $8,137 and $5,972, respectively, as of December 31, 2017 and March 31, 2018)	102,087	87,311
Taxes payable (including taxes payable of consolidated VIEs without recourse to the Company of $18,210 and $15,789, respectively, as of December 31, 2017 and March 31, 2018)	96,541	96,742
Short-term bank loans (including short-term bank loans of consolidated VIEs without recourse to the Company of nil as of both December 31, 2017 and March 31, 2018)	61,216	63,612
Other short-term liabilities (including other short-term liabilities of consolidated VIEs without recourse to the Company of $71,644 and $66,189, respectively, as of December 31, 2017 and March 31, 2018, and due to a related party of $31,192 and $32,370, respectively, as of December 31, 2017 and March 31, 2018)	136,300	125,166

Total current liabilities	1,155,402	1,208,504

Long-term accounts payable (including long-term accounts payable of consolidated VIEs without recourse to the Company of nil as of both December 31, 2017 and March 31, 2018)	1,157	1,203
Long-term bank loans (including long-term bank loans of consolidated VIEs without recourse to the Company of nil as of both December 31, 2017 and March 31, 2018)	122,433	127,224
Long-term taxes payable (including long-term taxes payable of consolidated VIEs without recourse to the Company of $14,293 and $14,794, respectively, as of December 31, 2017 and March 31, 2018)	249,618	249,672
Deferred tax liabilities (including deferred tax liabilities of consolidated VIEs without recourse to the Company of $3,451 and $3,853, respectively, as of December 31, 2017 and March 31, 2018)	43,392	95,632

Total long-term liabilities	416,600	473,731

Total liabilities	1,572,002	1,682,235

Commitments and contingencies
SHAREHOLDERS’ EQUITY
Sohu.com Inc. shareholders’ equity:
Common stock: $0.001 par value per share (75,400 shares authorized; 38,898 shares and 38,917 shares, respectively, issued and outstanding as of December 31, 2017 and March 31, 2018)	45	45
Additional paid-in capital	1,098,455	1,091,487
Treasury stock (5,890 shares as of both December 31, 2017 and March 31, 2018)	(143,858)	(143,858)
Accumulated other comprehensive income	38,212	44,220
Accumulated deficit	(242,220)	(327,537)

Total Sohu.com Inc. shareholders’ equity	750,634	664,357
Noncontrolling interest	1,066,603	1,098,256

Total shareholders’ equity	1,817,237	1,762,613

Total liabilities and shareholders’ equity	$3,389,239	$3,444,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2018
Revenues:
Online advertising:
Brand advertising	$81,412	$56,254
Search and search-related advertising	142,035	220,301

Subtotal of online advertising revenues	223,447	276,555

Online games	85,325	105,461
Others	65,331	72,979

Total revenues	374,103	454,995

Cost of revenues:
Online advertising:
Brand advertising	80,197	50,611
Search and search-related advertising	82,107	144,696

Subtotal of cost of online advertising revenues	162,304	195,307

Online games	16,505	17,119
Others	40,070	48,407

Total cost of revenues	218,879	260,833

Gross profit	155,224	194,162

Operating expenses:
Product development	84,098	111,543
Sales and marketing	90,086	90,273
General and administrative	28,350	23,836

Total operating expenses	202,534	225,652

Operating loss	(47,310)	(31,490)

Other income, net	4,099	12,281
Interest income (including interest income generated from a related party of $280 and $302, respectively, for the three months ended March 31, 2017 and March 31, 2018)	4,471	7,808
Interest expense (including interest expense generated from a related party of $177 and $172, respectively, for the three months ended March 31, 2017 and March 31, 2018)	(175)	(3,081)
Exchange difference	(766)	(9,340)

Loss before income tax expense	(39,681)	(23,822)
Income tax expense	10,672	63,379

Net loss	(50,353)	(87,201)
Less: Net income attributable to the noncontrolling interest shareholders	17,895	5,617

Net loss attributable to Sohu.com Inc.	$(68,248)	$(92,818)

Net loss	$(50,353)	$(87,201)
Foreign currency translation adjustments	4,968	37,031
Change in unrealized loss for equity investments with readily determinable fair values	(678)	0

Other comprehensive income	4,290	37,031

Comprehensive loss	(46,063)	(50,170)

Less: Comprehensive income attributable to noncontrolling interest shareholders	20,533	29,139

Comprehensive loss attributable to Sohu.com Inc.	(66,596)	(79,309)

Basic net loss per share attributable to Sohu.com Inc.	$(1.76)	$(2.39)

Shares used in computing basic net loss per share attributable to Sohu.com Inc.	38,811	38,904

Diluted net loss per share attributable to Sohu.com Inc.	$(1.77)	$(2.39)

Shares used in computing diluted net loss per share attributable to Sohu.com Inc.	38,811	38,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2018
Cash flows from operating activities:
Net loss	$(50,353)	$(87,201)
Adjustments to reconcile net income /(loss) to net cash provided by operating activities:
Amortization of intangible assets and purchased video content in prepaid expense	35,777	15,876
Depreciation	19,360	23,399
Share-based compensation expense	3,220	(2,344)
Impairment of other intangible assets and other assets	359	1,127
Investment loss /(gain) from equity investments	49	(1,975)
Provision for allowance for doubtful accounts	2,035	295
Loss /(gain) from sale of equity investments	523	(134)
Change in fair value of financial instruments	(2,064)	(9,258)
Others	(328)	53
Changes in assets and liabilities, net of acquisition:
Accounts receivable	15,723	41,730
Prepaid and other assets	(924)	(8,986)
Accounts payable	15,801	42,240
Receipts in advance and deferred revenue	(4,205)	3,258
Taxes payable	(1,152)	(4,849)
Deferred tax	4,204	49,901
Accrued liabilities and other short-term liabilities	(69,695)	(44,502)

Net cash provided by /(used in) operating activities	(31,670)	18,630
Cash flows from investing activities:
Purchase of fixed assets	(10,502)	(17,266)
Purchase of intangible and other assets	(23,316)	(8,588)
Purchase of long-term investments	(2,190)	(16,971)
Return of funds from a third party	4,928	0
Proceeds from financial instruments	87,317	444,469
Purchase of financial instruments	(119,024)	(663,428)
Proceeds received from sale of equity investments, net	0	12,070
Other cash proceeds related to investing activities	31	371

Net cash used in investing activities	(62,756)	(249,343)
Cash flows from financing activities:
Exercise of share-based awards in subsidiaries	450	4
Repurchase of Sogou Pre-IPO Class A Ordinary Shares from noncontrolling shareholders	(3,190)	0

Net cash provided by /(used in) financing activities	(2,740)	4
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	3,474	21,233
Reclassification of cash and cash equivalents from assets held for sale	11,684	0

Net decrease in cash and cash equivalents, and restricted cash	(82,008)	(209,476)
Cash and cash equivalents, and restricted cash, at beginning of period	1,050,957	1,368,024

Cash and cash equivalents, and restricted cash, at end of period	$968,949	$1,158,548

Supplemental cash flow disclosures:
Barter transactions recognized in revenue	3,185	339
Supplemental schedule of non-cash investing activity:
Changes in payables and other liabilities related to fixed assets and intangible assets additions	8,084	19,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

Three Months Ended March 31, 2017

(In thousands)

		Sohu.com Inc. Shareholders’ Equity
	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$1,557,795	$45	$821,867	$(143,858)	$3,220	$312,306	$564,215
Share-based compensation expense	3,220	0	(2,641)	0	0	0	5,861
Settlement of share-based awards in subsidiaries	450	0	5,262	0	0	0	(4,812)
Repurchase of Sogou Pre-IPO Class A Ordinary Shares from noncontrolling shareholders	(3,190)	0	0	0	0	0	(3,190)
Disposal of noncontrolling interest	(80)	0	0	0	0	0	(80)
Net income /(loss) attributable to Sohu.com Inc. and noncontrolling interest shareholders	(50,353)	0	0	0	0	(68,248)	17,895
Accumulated other comprehensive income /(loss)	4,290	0	0	0	1,652	0	2,638
Other	187	0	0	0	0	0	187

Ending balance	$1,512,319	$45	$824,488	$(143,858)	$4,872	$244,058	$582,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

Three Months Ended March 31, 2018

(In thousands)

		Sohu.com Inc. Shareholders’ Equity
	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interest
Beginning balance	$1,817,237	$45	$1,098,455	$(143,858)	$38,212	$(242,220)	$1,066,603
Impact of adoption of new accounting standards*	0	0	0	0	(7,501)	7,501	0
Share-based compensation expense	(2,344)	0	(4,166)	0	0	0	1,822
Settlement /(Adjustment) of share-based awards in subsidiaries	3	0	(2,802)	0	0	0	2,805
Disposal of noncontrolling interest	(2,113)	0	0	0	0	0	(2,113)
Net income /(loss) attributable to Sohu.com Inc. and noncontrolling interest shareholders	(87,201)	0	0	0	0	(92,818)	5,617
Accumulated other comprehensive income	37,031	0	0	0	13,509	0	23,522

Ending balance	$1,762,613	$45	$1,091,487	$(143,858)	$44,220	$(327,537)	$1,098,256

*	For details see Note 6 - Fair Value of Financial Instruments - Equity Investments

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. THE COMPANY AND BASIS OF PRESENTATION

Nature of Operations

Sohu.com Inc. (NASDAQ: SOHU), a Delaware corporation organized in 1996, is a leading Chinese online media, search and game service group providing comprehensive online products and services on PCs and mobile devices in the People’s Republic of China (the “PRC” or “China”). Sohu.com Inc.’s businesses are conducted by Sohu.com Inc. and its subsidiaries and VIEs (collectively referred to as the “Sohu Group” or “the Group”). The Sohu Group consists of Sohu, which when referred to in these condensed consolidated financial statements, unless the context requires otherwise, excludes the businesses and the corresponding subsidiaries and VIEs of Sogou Inc. (“Sogou”) and Changyou.com Limited (“Changyou”), Sogou and Changyou. Sogou and Changyou are indirect controlled subsidiaries of Sohu.com Inc. Sohu is a leading Chinese language online media content and services provider.

Sogou is an innovator in search and a leader in China’s Internet industry. With a mission to make it easy to communicate and get information, Sogou has grown to become the second largest search engine by mobile queries and the fourth largest Internet company by monthly active users (“MAU”) in China, according to iResearch. Changyou is a leading online game developer and operator in China as measured by the popularity of its PC game Tian Long Ba Bu (“TLBB”) and its mobile game Legacy TLBB, and engages primarily in the development, operation and licensing of online games for PCs and mobile devices. Most of the Group’s operations are conducted through the Group’s China-based subsidiaries and VIEs.

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

Through the operation of Sohu, Sogou and Changyou, the Sohu Group generates online advertising revenues, including brand advertising revenues and search and search-related advertising revenues; online games revenues; and other revenues. Online advertising and online games are the Sohu Group’s core businesses. Most of the Sohu Group’s operations are conducted through its China-based subsidiaries and VIEs.

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

Other Sohu Business

Sohu also engages in the other business, which consists primarily of paid subscription services, interactive broadcasting services, content provided through the platforms of the three main telecommunications operators in China, and sub-licensing of purchased video content to third parties. Revenues generated by Sohu from the other business are classified as other revenues in the Sohu Group’s consolidated statements of comprehensive income.

Sogou’s Business

Search and Search-related Business

The search and search-related business consists primarily of search and search-related advertising services offered by Sogou. Search and search-related advertising services enable advertisers’ promotional links to be displayed on Sogou’s search results pages and other Internet properties and third parties’ Internet properties where the links are relevant to the subject and content of searches and such properties. Sogou’s advertising services expand distribution of advertisers’ promotional links and advertisements by leveraging traffic on third parties’ Internet properties, including Web content, software, and mobile applications. The search and search-related business benefits from Sogou’s collaboration with Tencent Holdings Limited (together with its subsidiaries, “Tencent”), which provides Sogou access to traffic and content generated from products and services provided by Tencent.

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

Initial Public Offering of Sogou

On November 13, 2017, Sogou completed its IPO on the New York Stock Exchange (the “NYSE”), trading under the symbol “SOGO.”

Sogou’s IPO consisted of American depositary shares (“ADSs”), with each ADS representing one Class A Ordinary Share. Sogou issued and sold in the IPO 50,643,856 Class A Ordinary Shares represented by 50,643,856 ADSs, including 5,643,856 Class A Ordinary Shares represented by 5,643,856 ADSs sold pursuant to the exercise of the underwriters’ over-allotment option. Proceeds to Sogou from the IPO were approximately $622.1 million, after deducting underwriting discounts and commissions and offering expenses.

In the fourth quarter of 2017, Sohu recognized a one-time credit to additional paid-in capital of $278.4 million in shareholders’ equity in its consolidated balance sheets to reflect an increase in the value of Sohu’s equity in Sogou that resulted from the completion of Sogou’s IPO.

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

Voting Agreement between Sohu and Tencent

Pursuant to a voting agreement among Sohu, Tencent Holdings Limited (“Tencent”), and Sogou (the “Sogou Voting Agreement”) that took effect upon the completion of Sogou’s IPO and Sogou’s amended and restated memorandum and articles of association, Sohu has the right to appoint a majority of Sogou’s Board of Directors, and Sohu continues to consolidate Sogou in Sohu’s financial statements and provide for noncontrolling interests reflecting ordinary shares in Sogou held by shareholders other than Sohu.

Sogou’s Share Structure

As of March 31, 2018, Sogou had a combined total of 397,183,397 Class A Ordinary Shares and Class B Ordinary Shares issued and outstanding, consisting of:

(i)	Sohu: 127,200,000 Class B Ordinary Shares held by Sohu for its own account, and 3,717,250 Class A Ordinary Shares held by Sohu for the purpose of issuance upon the exercise of outstanding share-based awards and future share-based awards;

(ii)	Tencent: 151,557,875 Class B Ordinary Shares;

(iii)	Photon Group Limited (“Photon”), an investment vehicle of the Sohu Group’s Chairman and Chief Executive Officer Charles Zhang: 32,000,000 Class A Ordinary Shares; and

(iv)	Shareholders other than Sohu, Tencent, and Photon: 82,708,272 Class A Ordinary Shares.

The totals of Sogou outstanding shares listed above include 10,327,500 Class A Ordinary Shares that are outstanding for legal purposes, but have been determined to be Sogou treasury stock for accounting purposes.

Changyou’s Business

Changyou’s business lines consist of the online game business; the platform channel business, which consists primarily of online advertising and IVAS; and the cinema advertising business.

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

PC Games

PC games are interactive online games that are accessed and played simultaneously by hundreds of thousands of game players through personal computers and require that local client-end game access software be installed on the computers used. Changyou’s dominant game is TLBB, a PC based client-end game. For the three months ended March 31, 2018, revenues from TLBB were $50.8 million, accounting for approximately 48% of Changyou’s online game revenues, approximately 37% of Changyou’s total revenues and approximately 11% of the Sohu Group’s total revenues.

Mobile Games

Mobile games are played on mobile devices and require an Internet connection. In the second quarter of 2017, Changyou launched a new mobile game, Legacy TLBB, which is operated by Tencent under license from Changyou. For the three months ended March 31, 2018, revenues from Legacy TLBB were $28.2 million, accounting for approximately 27% of Changyou’s online game revenues, approximately 21% of Changyou’s total revenues, and approximately 6% of the Sohu Group’s total revenues.

Web Games

Prior to the sale of Shenzhen 7Road Technology Co., Ltd. (“Shenzhen 7Road”) in August 2015, Changyou’s online games also included Web games, which are online games that are played through a Web browser with no local game software installation requirements. Following the sale of Shenzhen 7Road, Web games became an insignificant part of Changyou’s online game business.

Platform Channel Business

Changyou’s platform channel business consists primarily of the operation of the 17173.com Website and RaidCall. Prior to the sale of MoboTap in March 2018, Changyou’s platform channel business also included MoboTap.

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

MoboTap

MoboTap provides (a) software applications for PCs and mobile devices through the Dolphin Browser, which is a gateway to a host of user activities on mobile devices, with the majority of its users based in overseas markets, and (b) domestic online card and board games. IVAS revenues generated by the Dolphin Browser are classified as other revenues and online card and board games revenues generated by MoboTap are classified as online game revenues in the Company’s consolidated statements of comprehensive income. Changyou disposed of MoboTap for $3.0 million in the first quarter of 2018.

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

Changyou’s Share Structure

As of March 31, 2018, Changyou had a combined total of 105,836,420 Class A and Class B Ordinary Shares issued and outstanding, consisting of:

(i)	Sohu.com Inc.: 1,500,000 Class A Ordinary Shares and 70,250,000 Class B Ordinary Shares; and

(ii)	Public shareholders: 34,086,420 Class A Ordinary Shares.

As of March 31, 2018, Sohu.com Inc. held approximately 68% of the combined total of Changyou’s outstanding ordinary shares, and controlled approximately 95% of the total voting power in Changyou. As Changyou’s controlling shareholder, Sohu.com Inc. consolidates Changyou in its financial statements and provides for noncontrolling interests reflecting ordinary shares in Changyou held by shareholders other than Sohu.com Inc.

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

Noncontrolling Interest for Sogou

Sogou completed its IPO on the NYSE in November 2017. Prior to the completion of Sogou’s IPO, Sohu.com Inc. controlled the election of a majority of the Board of Directors of Sogou pursuant to a shareholders’ agreement that expired upon completion of the IPO. Following the completion of Sogou’s IPO, pursuant to the Sogou Voting Agreement and Sogou’s amended and restated memorandum and articles of association, Sohu.com Inc. still has the right to appoint a majority of Sogou’s Board of Directors.

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

Noncontrolling Interest Recognition before Sogou’s IPO

Based on the principles of allocation of Sogou’s profit and loss set forth below, Sogou’s cumulative results of operations attributable to the Sogou noncontrolling shareholders, along with changes in shareholders’ equity/(deficit) and adjustments for share-based compensation expense in relation to those share-based awards that were unvested and vested but not yet settled and the Sogou noncontrolling shareholders’ investments in Sogou Series A Preferred Shares outstanding before Sogou’s IPO (“Sogou Pre-IPO Series A Preferred Shares”) and Sogou Series B Preferred Shares outstanding before Sogou’s IPO (“Sogou Pre-IPO Series B Preferred Shares”) (together, the “Sogou Pre-IPO Preferred Shares”) and in Sogou ordinary shares outstanding before Sogou’s IPO (“Sogou Pre-IPO Class A Ordinary Shares” and “Sogou Pre-IPO Class B Ordinary Shares, as applicable), were accounted for as a noncontrolling interest classified as permanent equity in the Sohu Group’s consolidated balance sheets, as Sohu Group had the power to reject a redemption requested by the noncontrolling shareholders. These treatments were based on the terms governing investment, and on the terms of the classes of Sogou shares held, by the noncontrolling shareholders in Sogou before Sogou’s IPO.

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

Noncontrolling Interest Recognition after Sogou’s IPO

Sogou’s cumulative results of operations attributable to the Sogou noncontrolling shareholders, based on their share of the economic interest in Sogou, along with changes in shareholders’ equity and adjustment for share-based compensation expense in relation to share-based awards that are unvested and vested but not yet settled and adjustment for changes in the Sohu Group’s ownership percentage in Sogou, are recorded as noncontrolling interest in the Sohu Group’s consolidated balance sheets.

Noncontrolling Interest for Changyou

Changyou is a public company listed on the NASDAQ Global Select Market. As of March 31, 2018, Sohu.com Inc. held approximately 68% of the combined total of Changyou’s outstanding ordinary shares, and controlled approximately 95% of the total voting power in Changyou.

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

Basis of Presentation

These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The accompanying unaudited condensed consolidated interim financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the three months ended March 31, 2018 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

Revenue Recognition

Adoption of ASC 606

On January 1, 2018, the Sohu Group adopted ASC 606, applying the modified retrospective method to contracts that were not completed as of January 1, 2018. Adoption did not have a material impact on accumulated deficit as of January 1, 2018. Results for reporting periods beginning on or after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Group’s historic accounting under ASC 605.

Under ASC 605, advertising-for-advertising barter transactions for which the fair value of the advertising services was not determinable was recorded at the carrying amount of the advertising surrendered since the Group did not settle such barter transactions with the counterparties in cash. As ASC 605 has been superseded by ASC 606 on this subject, advertising-for-advertising barter transactions should be recorded at the fair value of the advertising received by reference to the fair value of advertising services provided to other customers. The impact for the first quarter of 2018 was an increase of approximately $6.7 million in revenues, with a corresponding increase in cost of revenues and sales and marketing expenses, most of which were generated from Sogou for services provided to and received from Tencent. To a lesser extent, there is a potential impact on the Group’s accounting for exchanges of brand advertising placements with other platforms by Sohu. Revenues are recognized in the same amount with costs and expenses. Therefore, there was no net profit and loss impact to the Group for the first quarter of 2018.

The following table illustrates the effect of the adoption of ASC 606 by presenting a comparison of selected line items from the Group’s condensed consolidated statement of comprehensive income for the three months ended March 31, 2018, as actually reported and as they would have been reported under ASC 605, without the adoption of ASC 606 (in thousands, except per share data):

	As reported	Without adoption of ASC 606	Effect of change Higher/(Lower)
Revenue-Online advertising-Brand advertising	$56,254	55,913	341
Revenue-Online advertising-Search and search related advertising	220,301	213,987	6,314
Cost of revenue- Online advertising-Search and search related advertising	144,696	138,955	5,741
Gross profit	194,162	193,248	914
Operating expenses- Sales and marketing	90,273	89,359	914
Operating loss	(31,490)	(31,490)	0
Income tax expenses	63,379	63,379	0
Net loss	(87,201)	(87,201)	0
Basic net loss per share attributable to Sohu.com Inc.	(2.39)	(2.39)	0
Diluted net loss per share attributable to Sohu.com Inc.	(2.39)	(2.39)	0

The adoption of ASC 606 did not change the Group’s condensed consolidated balance sheet, condensed consolidated statement of cash flows, or condensed consolidated statement of changes in equity for the three months ended March 31, 2018.

Revenues are recognized when control of the promised goods or services is transferred to the Group’s customers, in an amount that reflects the consideration the Group expects to be entitled to in exchange for those goods or services. The recognition of revenues involves certain management judgments, including estimated lives of virtual items purchased by game players, the estimation of the fair value of an advertising-for-advertising barter transaction, allocation of upfront license fees for licensed-out games between license and post-sale services, and volume sales rebates. The Group does not believe that significant management judgements are involved in revenue recognition, but the amount and timing of the Group’s revenues could be different for any period if management made different judgments or utilized different estimates.

The following table presents the Group’s revenues disaggregated by products and services (unaudited):

	Three Months Ended March 31, 2018 (in thousands)				Three Months Ended March 31, 2017 (in thousands)
	Sohu	Sogou	Changyou	Total	Sohu	Sogou	Changyou	Total
Brand advertising:
Sohu Media Portal	$30,674	0	0	30,674	$36,844	0	0	36,844
Sohu Video	12,635	0	0	12,635	21,696	0	0	21,696
Focus	7,868	0	0	7,868	17,018	0	0	17,018
17173.com Website	0	0	5,078	5,078	0	0	5,854	5,854
Search and search related advertising	0	220,301	0	220,301	0	142,035	0	142,035
Online games:
PC games	0	0	59,425	59,425	0	0	64,881	64,881
Mobile games	0	0	45,735	45,735	0	0	19,838	19,838
Other games	0	0	301	301	0	0	606	606
Others:
Paid subscription services	9,257	0	0	9,257	6,316	0	0	6,316
Cinema advertising business	0	0	24,870	24,870	0	0	24,600	24,600
Others	9,305	27,749	1,797	38,851	10,090	20,234	4,091	34,415

Total	$69,739	248,050	137,206	454,995	$91,964	162,269	119,870	374,103

As noted above, in accordance with the modified retrospective method upon adoption of ASC 606, prior period amounts have not been adjusted.

Online Advertising Revenues

Online advertising revenues include revenues from brand advertising services as well as search and search-related advertising services. Certain customers may receive sales rebates, which are accounted for as variable consideration. The Group estimates annual expected revenue volume of each individual agent with reference to their historical results. The sales rebate will reduce revenues recognized. The Group recognizes revenue for the amount of fees it receives from its advertisers, after deducting sales rebates and net of value-added tax (“VAT”) and related surcharges. The Group believes that there will not be significant changes to its estimates of variable consideration.

Brand Advertising Revenues

Revenue Recognition of Multiple Performance Obligations

The Group’s contracts with customers may include multiple performance obligations. For such arrangements, the Group allocates revenues to each performance obligation based on its relative standalone selling price. The Group generally determines standalone selling prices of each distinct performance obligation based on the prices charged to customers when sold on a standalone basis. Where standalone selling price is not directly observable, the Group generally estimate selling prices based on when they are sold to customers of a similar nature and geography. Most of such contracts have all performance obligations completed within the same quarter.

Pricing Model

Through PCs and mobile devices, the Group provides advertisement placements to its advertisers on different Internet platforms and in different formats, which include banners, links, logos, buttons, full screen, pre-roll, mid-roll, post-roll video screens, pause video screens, loading page ads, news feed ads and in-feed video infomercial ads.

Currently the Group has three main types of pricing models, consisting of the Fixed Price model, the Cost Per Impression (“CPM”) model, and the Cost Per click (“CPC”) model.

(i)	Fixed Price model

Under the Fixed Price model, a contract is signed to establish a fixed price for the advertising services to be provided. Given the advertisers benefit from the displayed advertising evenly, the Group recognizes revenue on a straight-line basis over the period of display, provided all revenue recognition criteria have been met.

(ii)	CPM model

Under the CPM model, the unit price for each qualifying display is fixed and stated in the contract with the advertiser. A qualifying display is defined as the appearance of an advertisement, where the advertisement meets criteria specified in the contract. Given that the fees are priced consistently throughout the contract and the unit prices are consistent with the Group’s pricing practices with similar customers, the Group recognizes revenue which are based on the fixed unit prices and the number of qualifying displays upon occurrence of display, provided and all revenue recognition criteria have been met.

(iii)	CPC model

Under the CPC model, there is no fixed price for advertising services stated in the contract with the advertiser and the unit price for each click is auction-based. The Group charges advertisers on a per-click basis, when the users click on the advertisements. Given that the fees are priced consistently throughout the contract and the unit prices are consistent with the Group’s pricing practices with similar customers, the Group recognizes revenue based on qualifying clicks and the unit price upon the occurrence of a click, provided all revenue recognition criteria have been met.

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

Other Online Advertising Services

Other online advertising services mainly consist of displaying advertisers’ promotional links on Sogou’s Internet properties. Revenue for time-based advertising is normally recognized on a straight-line basis over the advertising period, provided Sogou’s obligations under the contract and all revenue recognition criteria have been met. Revenue for performance-based advertising services is recognized when Sogou’s performance obligations under the contract have been satisfied.

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

Changyou is the primary obligor of its self-operated games. Changyou hosts the games on its own servers and is responsible for the sale and marketing of the games as well as customer service. Accordingly, revenues are recorded gross of revenue sharing-payments to third-party developers and/or mobile APP stores, but net of VAT and discounts to game card distributors where applicable. Changyou obtains revenues from the sale of in-game virtual items. Revenues are recognized as the virtual items are consumed or over the estimated lives of the virtual items, which are estimated by considering the average period that paying players typically play Changyou’s games and other player behavior patterns derived from operating data. If different assumptions were used in deriving the estimated lives of the virtual items, the timing of the recording of the revenues could be impacted.

PC Games

Proceeds from Changyou’s self-operated PC games are collected from players and third-party game card distributors through sales of Changyou’s game points on its online payment platform and prepaid game cards.

Changyou’s self-operated PC games are either developed in house or licensed from third-party developers. For licensed PC games, Changyou remits a pre-agreed percentage of the proceeds to the third-party developers pursuant to revenue-sharing agreements, and keeps the balance. Such revenue-sharing amounts paid to third-party developers are recorded in Changyou’s cost of revenues.

Mobile Games

Self-operated Mobile Games

For self-operated mobile games, Changyou sells game points to its game players via third-party mobile APP stores. The mobile APP stores in turn pay Changyou proceeds after deducting their share of pre-agreed revenue-sharing amounts.

Changyou’s self-operated mobile games are either developed in house or licensed from or jointly developed with third-party developers. For licensed and jointly-developed mobile games, Changyou remits a pre-agreed percentage of the proceeds to the third-party developers pursuant to revenue-sharing agreements, and keeps the balance. Such revenue-sharing amounts paid to mobile application stores and third-party developers are recorded in Changyou’s cost of revenues.

Licensed Out Mobile Games

Changyou also authorizes third parties to operate its mobile games. Licensed out games mainly include mobile games developed in house Legacy TLBB and mobile games jointly developed with third-party developers. For mobile games developed in house, the license arrangements also include post-sale services. Changyou receives monthly revenue-based royalty payments from all the third-party licensee operators. Changyou receives additional up-front license fees from certain third-party licensee operators who are entitled to an exclusive right to operate Changyou’s games in specified geographic areas. Changyou determined that the game license and the post-sale services are distinct performance obligations and that the up-front license fee should be allocated between the license and the post-sale services based on the relative standalone selling price, which is determined by using expected cost plus margin. The amounts allocated to the license should be recognized upon the commencement of the license period, given that the license is considered to be a functional license, and the amount allocated to post-sale services should be recognized over the service period on a straight-line basis as the post-sale services are regarded to be performed evenly. The monthly revenue-based royalty payments are recognized when the sales occur, provided that collectability is reasonably assured. Changyou views the third-party licensee operators as Changyou’s customers and recognizes revenues on a net basis, as Changyou does not have the primary responsibility for fulfillment and acceptability of the game services. Changyou remits to the third-party developers a pre-agreed percentage of revenues pursuant to revenue-sharing agreements, and keeps the balance. Such revenue-sharing amounts paid to third-party developers are included in Changyou’s cost of revenues or product development expenses.

Other Revenues

Sohu

Other revenues attributable to Sohu consist primarily of revenues from paid subscription services, interactive broadcasting services, content provided through the platforms of the three main telecommunications operators in China, and sub-licensing of purchased video content to third parties.

Sogou

Other revenues attributable to Sogou are IVAS revenues, which are mainly from the operation of Web games and mobile games developed by third parties and the provision of online reading services, and revenues from other products and services, including smart hardware products.

Changyou

Other revenues attributable to Changyou are primarily from its cinema advertising business and from IVAS.

In its cinema advertising business, Changyou provides clients advertising placements in slots that are shown in theaters before the screening of movies. The rights to place advertisements in such advertising slots are granted to Changyou, which takes inventory risk under the contracts Changyou signs with different theaters. When all the recognition criteria are met, revenues from cinema advertising are recognized based on a percentage of the advertising slots actually delivered. As Changyou is considered to be the principal in the arrangements with the theaters, the fees paid to the theaters are recognized as cost of revenues.

Changyou provides IVAS primarily through software applications for PCs and mobile devices offered by RaidCall. Revenues from IVAS are recognized during the period the services are rendered or items are consumed under the gross method, as Changyou is the principal obligor for provision of the services.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable represent amounts invoiced and revenue recognized prior to invoicing, when the Group has satisfied its performance obligations and has the unconditional right to payment. The allowance for doubtful accounts and authorized credits is estimated based upon the Group’s assessment of various factors, including historical experience, the age of the accounts receivable balances, current economic conditions and other factors that may affect the Group’s customers’ ability to pay. Contract assets as of March 31, 2018 were not material. The allowance for doubtful accounts and authorized credits was $5.5 million and $5.7 million, respectively, as of March 31, 2018 and December 31, 2017.

Receipts in advance and deferred revenue related to unsatisfied performance obligations at the end of the period and consist of fees received from the game players with online gaming business and advertisers with searching and searching related advertising business. Due to the generally short-term duration of the contracts, the majority of the performance obligations are satisfied in the following reporting period. The amount of revenue recognized that was included in the receipts in advance and deferred revenue balance at the beginning of the period was $104.3 million for the three month periods ended March 31, 2018.

There is no significant change in contract liability balance during the first quarter of 2018.

Revenue recognized in the current period from performance obligations related to prior periods was not material.

Practical Expedients

The Group has used the following practical expedients as allowed under ASC 606:

(i)	The transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, has not been disclosed as substantially all of the Group’s contracts have a duration of one year or less.

(ii)	Payment terms and conditions vary by contract type, although terms generally include a requirement of prepayment or payment within one year or less. In instances where the timing of revenue recognition differs from the timing of invoicing, the Group has determined that its contracts generally do not include a significant financing component.

(iii)	The Group applied the portfolio approach in determining the commencement date of consumption and the estimated lives of virtual items for the recongnition of games revenue given that the effect of applying a portfolio approach to a group game players’ behaviors would not differ materially from considering each one of them individually.

(iv)	The Group generally expenses sales commissions when incurred because the amortization period would be one year or less. These costs are recorded within sales and marketing expenses.

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

The following tables present summary information by segment (in thousands):

	Three Months Ended March 31, 2017
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$92,492	$162,284	$119,870	$(543)	$374,103
Segment cost of revenues	(92,202)	(87,454)	(39,088)	51	(218,693)

Segment gross profit	290	74,830	80,782	(492)	155,410
SBC (2) in cost of revenues	(159)	(3)	(24)	0	(186)

Gross profit	131	74,827	80,758	(492)	155,224

Operating expenses:
Product development (3)	(25,979)	(32,849)	(24,404)	1,461	(81,771)
Sales and marketing (1) (3)	(55,051)	(24,765)	(10,536)	931	(89,421)
General and administrative (3)	(10,905)	(4,635)	(8,791)	32	(24,299)
SBC (2) in operating expenses	2,806	(4,340)	(5,509)	0	(7,043)

Total operating expenses	(89,129)	(66,589)	(49,240)	2,424	(202,534)

Operating profit /(loss)	(88,998)	8,238	31,518	1,932	(47,310)

Other income /(loss) (3)	3,741	23	2,267	(1,932)	4,099
Interest income (4)	1,671	1,658	6,416	(5,274)	4,471
Interest expense (4)	(4,376)	0	(1,073)	5,274	(175)
Exchange difference	615	(639)	(742)	0	(766)

Income /(loss) before income tax expense	(87,347)	9,280	38,386	0	(39,681)

Income tax expense	(1,195)	(1,052)	(8,425)	0	(10,672)

Net income /(loss)	$(88,542)	$8,228	$29,961	$0	$(50,353)

Note (1):	The elimination mainly consists of revenues and expenses generated from marketing services among the Sohu, Sogou and Changyou segments.

Note (2):	“SBC” stands for share-based compensation expense.

Note (3):	The elimination mainly consists of leasing income and expenses generated from a building that Sohu leases to Sogou.

Note (4):	The elimination represents interest income /(expense) resulting from intra-Group loans between the Sohu segment and the Changyou segment.

	Three Months Ended March 31, 2018
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$69,928	$248,384	$137,205	$(522)	$454,995
Segment cost of revenues	(64,539)	(153,804)	(42,954)	14	(261,283)

Segment gross profit	5,389	94,580	94,251	(508)	193,712
SBC (2) in cost of revenues	657	(219)	12	0	450

Gross profit	6,046	94,361	94,263	(508)	194,162

Operating expenses:
Product development (3)	(34,566)	(43,448)	(34,728)	1,914	(110,828)
Sales and marketing (1) (3)	(48,890)	(26,707)	(15,436)	671	(90,362)
General and administrative (3)	(11,409)	(5,879)	(9,169)	101	(26,356)

SBC (2) in operating expenses	3,541	(4,060)	2,413	0	1,894

Total operating expenses	(91,324)	(80,094)	(56,920)	2,686	(225,652)

Operating profit /(loss)	(85,278)	14,267	37,343	2,178	(31,490)

Other income /(loss) (3)	4,632	4,386	5,441	(2,178)	12,281
Interest income (4)	2,462	3,467	9,169	(7,290)	7,808
Interest expense (4)	(8,849)	0	(1,522)	7,290	(3,081)
Exchange difference	(1,863)	(4,666)	(2,811)	0	(9,340)

Income /(loss) before income tax expense	(88,896)	17,454	47,620	0	(23,822)

Income tax expense	(176)	(2,144)	(61,059)	0	(63,379)

Net income /(loss)	$(89,072)	$15,310	$(13,439)	$0	$(87,201)

Note (1):	The elimination mainly consists of revenues and expenses generated from marketing services among the Sohu, Sogou and Changyou segments.

Note (2):	“SBC” stands for share-based compensation expense.

Note (3):	The elimination mainly consists of leasing income and expenses generated from a building that Sohu leases to Sogou.

Note (4):	The elimination represents interest income /(expense) resulting from intra-Group loans between the Sohu segment and the Changyou segment.

	As of December 31, 2017
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Cash and cash equivalents	$98,750	$694,207	$571,139	$0	$1,364,096
Accounts receivable, net	86,801	72,117	91,636	(86)	250,468
Fixed assets, net	200,561	139,209	189,947	0	529,717
Total assets (1)	$1,124,759	$1,321,036	$1,922,023	$(978,579)	$3,389,239

Note (1):	The elimination for segment assets mainly consists of elimination of intra-Group loans between the Sohu segment and the Changyou segment, and elimination of long-term investments in subsidiaries and consolidated VIEs.

	As of March 31, 2018
	Sohu	Sogou	Changyou	Eliminations	Consolidated
Cash and cash equivalents	$74,932	$352,158	$729,318	$0	$1,156,408
Accounts receivable, net	81,408	55,709	80,121	(90)	217,148
Fixed assets, net	208,196	142,766	194,457	0	545,419
Total assets (1)	$1,065,859	$1,374,426	$2,008,826	$(1,004,263)	$3,444,848

Note (1):	The elimination for segment assets mainly consists of elimination of intra-Group loans between the Sohu segment and the Changyou segment, and elimination of long-term investments in subsidiaries and consolidated VIEs.

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

For Sogou Pre-IPO Class A Ordinary Shares repurchased by Sogou from the former President and Chief Financial Officer of the Sohu Group in the first quarter of 2017, share-based compensation expense is recognized by the Sohu Group in the consolidated statements of comprehensive income in an amount equal to the excess of the repurchase price over the fair value of the Sogou Pre-IPO Class A Ordinary Shares at the repurchase date.

Sohu Video Share-based Awards

On January 4, 2012, Sohu Video, the holding entity of Sohu’s video division, adopted a 2011 Share Incentive Plan (the “Video 2011 Share Incentive Plan”) which provides for the issuance of up to 25,000,000 ordinary shares of Sohu Video (representing approximately 10% of the outstanding Sohu Video shares on a fully-diluted basis) to management and key employees of the video division and to Sohu management. As of March 31, 2018, grants of options for the purchase of 16,368,200 ordinary shares of Sohu Video had been contractually made, of which options for the purchase of 4,972,800 ordinary shares were vested.

For purposes of ASC 718-10-25, as of March 31, 2018, no grant date had occurred, because the broader terms and conditions of the option awards had neither been finalized nor mutually agreed upon with the recipients. Therefore the fair value of the awards was not determinable and could not be accounted for. In accordance with ASC 718-10-55, the Group’s management determined that the service inception date with respect to vested option awards for the purchase of 4,972,800 shares had preceded the grant date. Therefore, the Group recognized compensation expense for these vested Sohu Video share-based awards and re-measured, and will re-measure, the compensation expense on each subsequent reporting date based on the then-current fair values of these vested awards until the grant date is established.

Share-based Compensation Expense Recognition

Share-based compensation expense was recognized in costs and expenses for the three months ended March 31, 2017 and 2018 as follows (in thousands):

	Three Months Ended March 31,
Share-based compensation expense	2017	2018
Cost of revenues	$186	$(450)
Product development expenses	2,327	715
Sales and marketing expenses	665	(89)
General and administrative expenses	4,051	(2,520)

	$7,229	$(2,344)

Share-based compensation expense was recognized for share awards of Sohu (excluding Sohu Video), Sogou, Changyou and Sohu Video as follows (in thousands):

	Three Months Ended March 31,
Share-based compensation expense	2017	2018
For Sohu (excluding Sohu Video) share-based awards	$(2,443)	$(4,049)
For Sogou share-based awards (2)	4,337	4,279
For Changyou share-based awards	5,533	(2,425)
For Sohu Video share-based awards (1)	(198)	(149)

	$7,229	$(2,344)

Note (1): The negative amount resulted from re-measured compensation expense based on the then-current fair value of the awards on the reporting date.

Note (2): Compensation expense for Sogou share-based awards also includes compensation expense for Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search and search-related businesses, and compensation expense of $4.0 million recognized in the first quarter of 2017 in connection with Sogou’s repurchase of Sogou Pre-IPO Class A Ordinary Shares from the former President and Chief Financial Officer of the Sohu Group, which is equal to the excess of the repurchase price over the fair value of the Sogou Pre-IPO Class A Ordinary Shares as of the repurchase date.

There was no capitalized share-based compensation expense for the three months ended March 31, 2018 and 2017.

For details of the share-based compensation expenses of the Sohu Group, see Note 11.

4. RELATED PARTY TRANSACTIONS

Under an agreement between Sohu and Fox Financial Technology Group Limited (“Fox Financial,” formerly known as “SoEasy Internet Finance Group Limited”) entered into in August 2014, Sohu invested $4.8 million and $16.1 million, respectively, in Fox Financial in August 2014 and April 2015. In February 2016, Sohu invested an additional $10.5 million in Fox Financial, see Note 6 – Fair Value Measurements - Other Financial Instruments - Long-term Investments.

Changyou’s Loan Arrangements with Fox Financial

Commencing in April 2015, certain subsidiaries of Changyou and certain subsidiaries of Fox Financial entered into a series of loan agreements pursuant to which the subsidiaries of Changyou are entitled to draw down HK dollar-denominated or U.S. dollar-denominated loans from the Fox Financial subsidiaries and the Fox Financial subsidiaries are entitled to draw down equivalent RMB-denominated loans from the subsidiaries of Changyou, to facilitate each other’s business operations. All of the loans carry a fixed rate of interest which approximates the current market interest rate.

As of March 31, 2018, Changyou had U.S. dollar-denominated loans payable to Fox Financial in a total amount of approximately $30.8 million, which was recorded in other short-term liabilities, and RMB-denominated loans receivable from Fox Financial in a total amount of approximately $31.0 million, which was recorded in prepaid and other current assets. For the three months ended March 31, 2018, Changyou incurred interest expense of $0.2 million in connection with the loans payable and earned interest income of $0.3 million in connection with the loans receivable. As of March 31, 2018, total interest expense payable to Fox Financial amounted to $1.6 million, which was recorded in other short-term liabilities; and total interest income receivable from Fox Financial was $2.6 million, which was recorded in prepaid and other current assets.

5. INTRA-GROUP LOAN AND SHARE PLEDGE AGREEMENT

On October 24, 2016, Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”), a subsidiary of Sohu, entered into a loan agreement (the “Loan Agreement”) with Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”), a subsidiary of Changyou, pursuant to which Sohu Media may borrow from time to time from AmazGame up to RMB1.00 billion (or approximately $159.0 million). Principal amounts outstanding under the Loan Agreement bear interest at an annual rate of 6%. The outstanding principal of each advance will be due one year from the date of the advance, subject to extension for an additional year with the consent of AmazGame.

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

In December 2016, March 2017 and April 2017, Sohu Media received RMB500.0 million (or approximately $79.5 million), RMB200.0 million (or $31.8 million) and RMB 300.0 million (or $47.7 million), respectively, from AmazGame. As of March 31, 2018, the total outstanding balance of the loan was RMB1.00 billion (or $159.0 million). The intra-Group loan has been eliminated upon consolidation. In December 2017, Sohu Media and AmazGame entered into an agreement extending the due date of each advance for an additional year. As of March 31, 2018, the number of Class B ordinary shares pledged by Sohu Game to Changyou was 13,704,663.

6. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The Sohu Group’s financial instruments consist primarily of cash equivalents, short-term investments, accounts receivable, prepaid and other current assets, long-term investments, accounts payable, accrued liabilities, receipts in advance and deferred revenue, short-term bank loans, other short-term liabilities, long-term bank loans and long-term accounts payable.

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

Financial Instruments Measured at Fair Value

The following table sets forth the financial instruments, measured at fair value, by level within the fair value hierarchy as of December 31, 2017 (in thousands):

		Fair value measurements at reporting date using
Items	As of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$1,136,892	$0	$1,136,892	$0
Short-term investments	818,934	0	818,934	0
Equity investments with readily determinable fair values	21,307	21,307	0	0
Foreign exchange forward contracts recognized in other short-term liabilities	715	0	715	0

The following table sets forth the financial instruments, measured at fair value by level within the fair value hierarchy, as of March 31, 2018 (in thousands):

		Fair value measurements at reporting date using
Items	As of March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$924,738	$0	$924,738	$0
Short-term investments	1,074,538	0	1,074,538	0
Equity investments with readily determinable fair values	12,725	12,725	0	0

Cash Equivalents

The Sohu Group’s cash equivalents mainly consist of time deposits with original maturities of three months or less, notice deposits, and highly liquid investments that are readily convertible to known amounts of cash. The fair values of cash equivalents are determined based on the pervasive interest rates in the market. The Group classifies the valuation techniques that use the pervasive interest rates input as Level 2 of fair value measurements. Generally, there are no quoted prices in active markets for identical cash equivalents at the reporting date. In order to determine the fair value, the Group must use the discounted cash flow method and observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

As of March 31, 2018 and December 31, 2017, the Sohu Group’s investment in these financial instruments was $1.07 billion and $818.9 million, respectively. The investment instruments were issued by commercial banks in China, and have a variable interest rate indexed to performance of underlying assets. Since these investments’ maturity dates are within one year, they are classified as short-term investments. For the three months ended March 31, 2018 and 2017, the Sohu Group recorded a gain from changes in the fair value of short-term investments in the amounts of $8.8 million and $2.6 million in the consolidated statements of comprehensive income, respectively.

Foreign Exchange Forward Contracts

In September 2016 and January 2017, Changyou entered into foreign exchange forward contracts with banks in aggregate notional amounts of $100 million and $50 million, respectively. Changyou entered into such foreign exchange forward contracts in compliance with its risk management policy for the purpose of eliminating the negative impact on earnings and equity resulting from fluctuations in the exchange rate between the U.S. dollar and the RMB. In January 2018, Changyou settled the remaining foreign exchange forward contracts with a realized loss of $0.2 million recognized in the consolidated statements of comprehensive income for the three months ended March 31, 2018. For the three months ended March 31, 2017, the Sohu Group recorded an unrealized loss of $0.5 million, resulting from changes in the fair values of forward contracts in the consolidated statements of comprehensive income. For the three months ended March 31, 2018 and 2017, the Sohu Group recorded cash outflows related to the forward contracts of $0.9 million and nil, respectively, in the consolidated statements of cash flows. As of March 31, 2018, the carrying value of the foreign exchange forward contracts recognized in other short-term liabilities was nil.

The Group estimated the fair values of foreign exchange forward contracts using the Black-Scholes model. The fair values of the forward contracts were estimated based on quoted forward exchange prices at the reporting date. The Group classifies the fair value measurement of the forward contracts based on such inputs as Level 2 of fair value measurements.

Equity Investments

ASU 2016-01 (“ASU 2016-01”), Recognition and Measurement of Financial Assets and Financial Liabilities amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The main provisions require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value through earnings, unless they qualify for a measurement alternative. The new guidance will require modified retrospective application to all outstanding instruments beginning January 1, 2018, with a cumulative effect adjustment recorded to opening accumulated deficit as of the beginning of the first period in which the guidance becomes effective. However, changes to the accounting for equity securities without a readily determinable fair value will be applied prospectively.

The following table illustrates the effect of the adoption of ASU 2016-01 by presenting a comparison of selected line items from the Group’s condensed consolidated statement of comprehensive income for the three months ended March 31, 2018, as actually reported and as they would have been reported under standards previously in effect (in thousands, except per share data):

	As reported	Without adoption of ASU 2016-01	Effect of change Higher/(Lower)
Operating profit	$(31,490)	(31,490)	0
Other income, net	12,281	10,918	1,363
Income tax expenses	63,379	63,058	321
Net loss	(87,201)	(88,243)	1,042
Foreign currency translation adjustments	37,031	37,111	(80)
Change in unrealized gain for equity securities with readily determinable fair value	0	882	(882)
Other comprehensive income	37,031	37,993	(962)
Comprehensive loss	(50,170)	(50,250)	80
Basic net loss per share attributable to Sohu.com Inc.	(2.39)	(2.41)	0.02
Diluted net loss per share attributable to Sohu.com Inc.	(2.39)	(2.41)	0.02

The following table illustrates the effect of the adoption of ASU 2016-01 by presenting a comparison of selected line items from the Group’s condensed consolidated balance sheet as of March 31, 2018, as actually reported and as they would have been reported under standards previously in effect (in thousands, except per share data):

	As reported	Without adoption of ASU 2016-01	Effect of change Higher/(Lower)
Long term investments, net	$98,612	98,416	196
Deferred tax liability	95,632	95,517	115
Accumulated other comprehensive income	44,220	52,683	(8,463)
Accumulated deficit	(327,537)	(335,915)	8,378

The adoption of ASU 2016-01 did not change the Group’s condensed consolidated statement of cash flows for the three months ended March 31, 2018.

Equity Investments Accounted for Using the Equity Method

Investment in Fox Financial

Under an agreement between Sohu and Fox Financial entered into in August 2014, Sohu invested $4.8 million and $16.1 million in Fox Financial on August 2014 and April 2015, respectively. In February 2016, Sohu invested an additional $10.5 million in Fox Financial. Sohu accounted for its investments in Fox Financial under long-term investments. These investments include both preferred shares and common shares. Sohu elected to account for its investment in Fox Financial’s preferred shares at cost less impairments, adjusted by observable price changes, since they were not considered to be common shares in substance and had no readily determinable fair value. There was no any observable price change in our investment in Fox Financial in the three months ended March 31, 2018. Sohu accounted for its investment in Fox Financial’s common shares under the equity method, since Sohu can exercise significant influence through its board seat in Fox Financial, but does not own a majority of Fox Financial’s equity capital or control Fox Financial.

In March 2017, Fox Financial issued additional common shares to new investors, while shares held by Sohu remained unchanged. As a result, Sohu’s shareholding percentage of common shares was diluted from 7% to 6%. The Group recognized dilution gain of $0.7 million in other income for the three months ended March 31, 2017. As of March 31, 2018, the carrying value of Sohu’s investment in Fox Financial was $24.5 million.

Equity Investments with Readily Determinable Fair Values

Effective as of January 1, 2018, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification (changes in fair value previously reported in other comprehensive income) for equity securities with readily determinable fair values.

Equity investments with readily determinable fair values are valued using the market approach based on the quoted prices in active markets at the reporting date. The Group classifies the valuation techniques that use these inputs as Level 1 of fair value measurements.

Investment in Keyeast Co., Ltd. (“Keyeast”)

On August 12, 2014, Sohu acquired approximately 6% of the total outstanding common shares of Keyeast, a Korean-listed company, for a purchase price of $15.1 million. The Sohu Group classified this investment as equity investments with readily determinable fair values under long-term investments, and reported it at fair value using a market approach based on Keyeast’s stock price on the South Korean stock market. The fair value of this investment was continually below its original cost for a twelve-month period ended July 31, 2017. Management considered the decline in the fair value to be other-than-temporary, and the Sohu Group recognized an impairment loss of $5.8 million in other income /(loss) in the Sohu Group’s consolidated statements in the third quarter of 2017. Starting from January 1, 2018, Sohu applied ASU 2016-01 by means of a reclassification of $0.9 million from other comprehensive income to accumulated deficit in relation to the fair value change of investment in Keyeast previously reported in other comprehensive income. In the first quarter of 2018, Sohu disposed of all of its shares in Keyeast for $11.2 million, and recognized a disposal gain of $1.0 million in other income /(loss) in the Sohu Group’s consolidated statements.

Investment in Hylink Digital Solution Co., Ltd (“Hylink”)

On May 5, 2011, Sohu acquired 2% of the equity interests of Hylink for a purchase price of $2.3 million (RMB15 million). Given that Sohu neither controls nor has significant influence over Hylink, and the equity interest of Hylink did not have a readily determinable fair value, Sohu has previously accounted for this investment using the cost method. On August 2, 2017, Hylink completed its IPO on the Shanghai Stock Exchange. Upon the completion of Hylink’s IPO, Sohu’s interest in Hylink was diluted to 1.5% of Hylink’s total ordinary shares then outstanding. The Sohu Group reclassified this investment as equity investments with readily determinable fair values with the investment’s fair value measured based on Hylink’s stock price on the Shanghai Stock Exchange. Starting from January 1, 2018, Sohu applied ASU2016-01 by means of a reclassification of $6.6 million (RMB43.2 million) from other comprehensive income to accumulated deficit in relation to the fair value change of investment in Hylink previously reported in other comprehensive income. As of March 31, 2018, the fair value of the Hylink equity securities held by Sohu was $12.7 million (RMB80.0 million) and Sohu recognized unrealized gain representing a change in fair value of $1.2 million (RMB7.4 million) for the three months ended March 31, 2018 in other income /(loss) in the Sohu Group’s consolidated statements.

Equity Investments without Readily Determinable Fair Values

Based on ASU 2016-01, an entity will be able to elect to record equity investments without readily determinable fair values and not accounted for by the equity method at cost, less impairment, adjusted for subsequent observable price changes. Entities that elect this measurement alternative will report changes in the carrying value of the equity investments in current earnings.

If this measurement alternative is elected, changes in the carrying value of the equity investment will be required to be made whenever there are observable price changes in orderly transactions for the identical or similar investment of the same issuer. The implementation guidance notes that an entity should make a “reasonable effort” to identify price changes that are known or that can reasonably be known.

Long-term Investment in Zhihu

As of March 31, 2018, Sogou had invested a cumulative total of $18.9 million in Zhihu Technology Limited (“Zhihu”), a company that engages primarily in the business of operating an online question and answer-based knowledge and information-sharing platform. Sogou elected to account for the investment in Zhihu at cost less impairments, adjusted by observable price changes, since Sogou does not have significant influence over Zhihu and its investment in Zhihu is without readily determinable fair value. There was no observable price change for the three months ended March 31, 2018.

Long-term Investment in Hainan Yun Jiang

In March 2018, Sogou invested $12.7 million (RMB80 million) in Hainan Yun Jiang Technology Co., Ltd.(“Hainan Yun Jiang”), a high-tech enterprise that engages primarily in the business of operating on-line and off-line education with artificial intelligence as its core. Sogou elected to account for the investment in Hainan Yun Jiang at cost less impairments, adjusted by observable price changes, since Sogou does not have significant influence over Hainan Yun Jiang and its investment in Hainan Yun Jiang is without readily determinable fair value. There was no observable price change for the three months ended March 31, 2018.

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

In May 2017, Sohu entered into a one year factoring contract with recourse with HSBC, pursuant to which Sohu may borrow from HSBC from time to time up to a combined aggregate of RMB180.0 million (or $28.6 million), which is the upper limit reviewed by HSBC at least annually. The loan is secured by up to RMB198.0 million (or $31.5 million) of Sohu’s accounts receivable and guaranteed by Sohu Media. Interest will accrue on the principal amounts of the loans outstanding at an annual rate that will be agreed to by HSBC and Sohu upon drawdown. As of March 31, 2018 and December 31, 2017, the total outstanding balance of the loan was both nil.

•	Credit agreements with Ping An Bank Co., Ltd. (“Ping An Bank”)

In May 2017, Sohu entered into credit agreements with Ping An Bank pursuant to which Sohu was entitled to borrow from Ping An Bank from time to time until May 18, 2020 up to a combined aggregate of RMB2.50 billion (or $397.6 million). The loan was initially secured by pledges of Sohu’s two buildings and guaranteed by Sohu.com (Game) Limited (“Sohu Game”). The initial interest rate for the loans was an annual rate equal to 115% of the rate published by the PBOC. In July 2017, Sohu entered into an amendment of its loan arrangements with Ping An Bank pursuant to which interest on outstanding principal amounts will accrue at a rate designated separately upon each drawdown based on the benchmark loan rate published by the PBOC with reference to then prevailing market interest rates. In July 2017, Sohu drew down from Ping An Bank pursuant to the loan arrangements a loan with a term of 12 months in the amount of RMB400.0 million (or approximately $63.6 million) and an interest rate of 6.525% per annum, which is 150% of the rate published by the PBOC as of the date of the drawdown. In September 2017, Sohu entered into another amendment of its loan arrangements with Ping An Bank pursuant to which the maximum amount that Sohu is entitled to borrow has been reduced from RMB2.50 billion (or $397.6 million) to RMB600 million (or $95.4 million), and one of Sohu’s buildings was released from the pledge. As of March 31, 2018 and December 31, 2017, the total outstanding balance of the loan was RMB400 million (or $63.6 million) and RMB400 million (or $61.2 million), respectively.

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

In September 2017, Sohu entered into credit agreements with the Industrial and Commercial Bank of China Limited (“ICBC”) pursuant to which Sohu will be entitled to borrow from ICBC from time to time until March 31, 2018 up to a combined aggregate of RMB800 million (or $127.2 million). The outstanding principal amount of the loan will be payable in four equal installments, with the first installment payable 18 months after the drawdown and the other three installments payable semi-annually at the end of each of the three successive six-month periods after the first installment payment. The loan is secured by the pledge of Sohu’s building that was released upon the amendment of Sohu’s loan arrangements with Ping An Bank. Interest will accrue on the principal amounts of the loans outstanding at an annual rate equal to the Loan Prime Rate (“LPR”) published by the National Interbank Funding Center, plus 1.2%. As of March 31, 2018 and December 31, 2017, the total outstanding balance of the loan was RMB800 million (or $127.2 million) and RMB800 million (or $122.4 million).

7. GOODWILL

Changes in the carrying value of goodwill by segments are as follows (in thousands):

	Sohu	Sogou	Changyou	Total
Balance as of December 31, 2017
Goodwill	$73,941	5,908	181,421	261,270
Accumulated impairment losses	(35,788)	0	(153,917)	(189,705)

	$38,153	$5,908	$27,504	$71,565

Transactions in 2018
Foreign currency translation adjustment	631	231	675	1,537

Balance as of March 31, 2018	$38,784	$6,139	$28,179	$73,102

Balance as of March 31, 2018
Goodwill	$71,030	$6,139	$182,096	$259,265
Accumulated impairment losses	(32,246)	0	(153,917)	(186,163)

	$38,784	$6,139	$28,179	$73,102

8. TAXATION

Sohu.com Inc. is subject to United States (“U.S.”) income tax. The majority of the subsidiaries and VIEs of the Sohu Group are based in mainland China and are subject to income taxes in the PRC. These China-based subsidiaries and VIEs conduct substantially all of the Sohu Group’s operations, and generate most of the Sohu Group’s income or losses.

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

As of March 31, 2018, the following principal entities of the Sohu Group were qualified as HNTEs and were entitled to an income tax rate of 15%.

For Sohu’s Business

•	Beijing Sohu New Momentum Information Technology Co., Ltd. (“Sohu New Momentum”). Sohu New Momentum qualified as an HNTE for the years 2016 through 2018, and will need to re-apply for HNTE qualification in 2019.

•	Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”). Sohu Internet qualified as an HNTE for the years 2015 through 2017, and will need to re-apply for HNTE qualification in 2018.

•	Sohu Media and Guangzhou Qianjun. Sohu Media and Guangzhou Qianjun re-applied for HNTE qualification and received approval in November 2017 and December 2017, respectively. New Media and Guangzhou Qianjun are entitled to continue to enjoy the beneficial tax rate as HNTEs for the years 2017 through 2019, and will need to re-apply for HNTE qualification in 2020.

For Sogou’s Business

•	Beijing Sogou Information Service Co., Ltd. (“Sogou Information”). Sogou Information qualified as an HNTE for the years 2015 through 2017, and will need to re-apply for HNTE qualification in 2018.

•	Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”). Sogou Technology re-applied for HNTE qualification and received approval in December 2017. Sogou Technology is entitled to continue to enjoy the beneficial tax rate as an HNTE for the years 2017 through 2019, and will need to re-apply for HNTE qualification in 2020.

•	Beijing Sogou Network Technology Co., Ltd. (“Sogou Network”). Sogou Network qualified as an HNTE for the years 2016 through 2018, and will need to re-apply for HNTE qualification in 2019.

For Changyou’s Business

•	Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”) and Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”). Gamease and AmazGame re-applied for HNTE qualification and received approval in October 2017 and December 2017, respectively. Gamease and AmazGame are entitled to continue to enjoy the beneficial tax rate as HNTEs for the years 2017 through 2019, and will need to re-apply for HNTE qualification in 2020.

•	Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”). Gamespace qualified as an HNTE for the years 2016 through 2018, and will need to re-apply for HNTE qualification in 2019.

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

Before 2018, in order to fund the distribution of a dividend to shareholders of the Sohu Group’s majority-owned subsidiary Changyou, Changyou’s management determined to cause one of its PRC subsidiaries to declare and distribute a cash dividend of all of its stand-alone 2012 earnings and half of its stand-alone subsequent years’ earnings to its direct overseas parent company, Changyou.com (HK) Limited (“Changyou HK”), and adopted as a policy for such subsequent years for its PRC subsidiaries a limit on payment of dividends to their direct overseas parent companies of one-half of such PRC subsidiaries’ earnings. In 2018, in order to facilitate the distribution of a special cash dividend of $500.0 million declared by Changyou’s board of directors on April 5, 2018, Changyou revised its policy for its PRC subsidiaries with respect to their distribution of cash dividends. Under the revised policy, all of Changyou’s PRC subsidiaries (not including the VIEs and their subsidiaries) will be able to distribute their cumulative available and undistributed earnings to their direct overseas parent companies in future periods. The change will result in Changyou’s accrual of additional withholding income taxes of approximately $47.0 million for the period before December 31, 2017, which will be recognized in the Sohu Group’s consolidated financial statements for the quarter ended March 31, 2018. As of March 31, 2018, the Sohu Group had accrued deferred tax liabilities related to Changyou in the amount of $82.7 million for PRC withholding tax.

With the exception of that dividend, the Sohu Group does not intend to have any of its PRC subsidiaries or VIEs distribute any undistributed profits of such subsidiaries or VIEs to their direct overseas parent companies, but rather intends that such profits will be permanently reinvested by such subsidiaries and VIEs for their PRC operations.

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

U.S. Corporate Income Tax

Sohu.com Inc. is a Delaware corporation that is subject to U.S. corporate income tax on its taxable income at a rate of up to 21% for taxable years beginning after December 31, 2017 and of up to 35% for prior tax years. U.S. federal tax legislation signed into law on December 22, 2017, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump sum payment.

The U.S. Tax Reform also includes provisions for a new tax on global intangible low-taxed income (“GILTI”) effective for tax years of foreign corporations beginning after December 31, 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations (“CFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations.

The Company’s management is still evaluating the effect of the U.S. Tax Reform on Sohu.com Inc. Management may update its judgment of that effect based on its continuing evaluation and on future regulations or guidance issued by the U.S. Department of the Treasury.

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

One-Time Transition Tax Related to U.S. Tax Reform

In the fourth quarter of 2017, the Group recognized a one-time transition tax of $218.5 million that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of Sohu’s share of previously deferred earnings of certain non-U.S. subsidiaries of Sohu mandated by the U.S. Tax Reform, offset by a reduction of $3.7 million in liability for deferred U.S. income tax as a result of the U.S. Tax Reform. Sohu.com Inc. may make an election to pay the one-time transition tax over eight years commencing in April 2019, or pay in a single lump sum. The actual impact of the U.S. Tax Reform on Sohu.com Inc. may differ from management’s estimates, and management may update its judgments based on future regulations or guidance issued by the U.S. Department of the Treasury. There is no development for the impact from U.S. Tax Reform on Sohu.com Inc. during the first quarter of 2018, so the balance of one-time transition tax remains unchanged as of March 31, 2018.

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

The Group did not have any significant penalties or significant interest associated with tax positions for the three months ended March 31, 2018, nor did the Group have any significant unrecognized uncertain tax positions for the three months ended March 31, 2018.

9. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2018 (in thousands):

As of March 31,	2018	2019	2020	2021	2022	Thereafter	Total Payments Required
Purchase of cinema advertisement slot rights	54,015	59,022	32,845	12,805	1,356	1,352	161,395
Purchase of bandwidth	72,087	2,569	1,242	340	0	0	76,238
Purchase of content and services – video	23,311	19,405	1,179	0	0	0	43,895
Operating lease obligations	14,604	9,431	4,087	77	11	0	28,210
Expenditures for operating rights for licensed games with technological feasibility	11,681	3,531	2,633	0	0	0	17,845
Purchase of content and services – others	10,251	382	93	33	0	0	10,759
Fees for operating rights for licensed games in development	500	0	0	0	0	0	500
Others	4,850	1,301	0	0	0	0	6,151

Total Payments Required	191,299	95,641	42,079	13,255	1,367	1,352	344,993

Litigation

The Sohu Group is a party to various litigation matters which it considers routine and incidental to its business. The Sohu Group records a liability when the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. The Sohu Group evaluates, on a regular basis, developments in litigation matters that could affect the amount of liability that has been previously accrued and makes adjustments as appropriate. Management believes that the total liabilities to the Sohu Group that may arise as a result of currently pending legal proceedings will not have a material adverse effect on the Group’s business, results of operations, financial condition and cash flows. As of March 31, 2018, Sohu and Changyou had no significant litigation contingencies, and Sogou had recorded estimated liabilities of $3.8 million for litigation contingencies as a component of accrued liabilities related to its currently pending proceedings.

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

Under contractual agreements with the Sohu Group, Dr. Charles Zhang and those other executive officers and employees of the Sohu Group who are shareholders of the consolidated VIEs are required to transfer their ownership in these entities to the Group, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Group at any time as requested by the Group to repay the loans outstanding. All voting rights of the consolidated VIEs are assigned to the Sohu Group, and the Group has the right to designate all directors and senior management personnel of the consolidated VIEs, and also has the obligation to absorb losses of the consolidated VIEs. Dr. Charles Zhang and those other executive officers and employees of the Sohu Group who are shareholders of the consolidated VIEs have pledged their shares in the consolidated VIEs as collateral for the loans. As of March 31, 2018, the aggregate amount of these loans was $7.7 million.

Under its contractual arrangements with the consolidated VIEs, the Sohu Group has the power to direct activities of the VIEs, and can have assets transferred freely out of the VIEs without any restrictions. Therefore, the Group considers that there is no asset of a consolidated VIE that can be used only to settle obligations of the VIEs, except for registered capital and PRC statutory reserves of the

VIEs. As of March 31, 2018, the registered capital and PRC statutory reserves of the consolidated VIEs totaled $71.9 million. As all of the consolidated VIEs are incorporated as limited liability companies under the PRC Company Law, creditors of the consolidated VIEs do not have recourse to the general credit of the Sohu Group for any of the liabilities of the consolidated VIEs. Currently there is no contractual arrangement that could require the Sohu Group to provide additional financial support to the consolidated VIEs. As the Sohu Group is conducting certain business in the PRC mainly through the consolidated VIEs, the Group may provide such support on a discretionary basis in the future, which could expose the Group to a loss.

The Sohu Group classified the consolidated VIEs within the Sohu Group as principal VIEs or immaterial VIEs based on certain criteria, such as the VIEs’ total assets or revenues. The following is a summary of the principal VIEs within the Sohu Group:

Basic Information for Principal VIEs and Subsidiaries of Principal VIEs

For Sohu’s Business

•	High Century

Beijing Century High Tech Investment Co., Ltd. (“High Century”) was incorporated in 2001. As of March 31, 2018, Dr. Charles Zhang and Wei Li held 80% and 20% interests, respectively, in this entity.

•	Heng Da Yi Tong

Beijing Heng Da Yi Tong Information Technology Co., Ltd. (“Heng Da Yi Tong”) was incorporated in 2002. As of March 31, 2018, Dr. Charles Zhang and Wei Li held 80% and 20% interests, respectively, in this entity.

•	Sohu Internet

Sohu Internet was incorporated in 2003. As of March 31, 2018, High Century held a 100% interest in this entity.

•	Donglin

Beijing Sohu Donglin Advertising Co., Ltd. (“Donglin”) was incorporated in 2010. As of March 31, 2018, Sohu Internet held a 100% interest in this entity.

•	Tianjin Jinhu

Tianjin Jinhu Culture Development Co., Ltd. (“Tianjin Jinhu”) was incorporated in 2011. In October 2016, Ye Deng transferred its 50% equity interest in Tianjin Jinhu to Xiufeng Deng. As of March 31, 2018, Xiufeng Deng and Xuemei Zhang each held a 50% interest in this entity.

•	Guangzhou Qianjun

Guangzhou Qianjun was acquired in November 2014. As of March 31, 2018, Tianjin Jinhu held a 100% interest in this entity.

•	Focus Interactive

Beijing Focus Interactive Information Service Co., Ltd. (“Focus Interactive”) was incorporated in July 2014. As of March 31, 2018, Heng Da Yi Tong held 100% of the equity interests in this entity.

For Sogou’s Business

•	Sogou Information

Sogou Information was incorporated in 2005. As of March 31, 2018, Xiaochuan Wang, Sogou’s Chief Executive Officer, High Century and Tencent held 10%, 45% and 45% interests, respectively, in this entity.

For Changyou’s Business

•	Gamease

Gamease was incorporated in 2007. As of March 31, 2018, High Century held a 100% interest in this entity.

•	Shanghai ICE

Shanghai ICE Information Technology Co., Ltd. (“Shanghai ICE”) was acquired by Changyou in 2010. As of March 31, 2018, Gamease held a 100% interest in this entity.

•	Guanyou Gamespace

Beijing Guanyou Gamespace Digital Technology Co., Ltd. (“Guanyou Gamespace”) was incorporated in 2010. As of March 31, 2018, Beijing Changyou Star Digital Technology Co., Ltd (“Changyou Star”) held a 100% interest in this entity.

Financial Information

The following financial information of the Sohu Group’s consolidated VIEs (including subsidiaries of VIEs) is included in the accompanying consolidated financial statements (in thousands):

	As of
	December 31, 2017	March 31, 2018
ASSETS:
Cash and cash equivalents	$43,618	$17,280
Accounts receivable, net	95,305	80,468
Prepaid and other current assets	26,755	30,302
Short-term investments	12,303	19,132
Intra-Group receivables due from the Company’s subsidiaries	398,135	436,640

Total current assets	576,116	583,822

Long-term investments, net	32,266	51,054
Fixed assets, net	2,414	2,448
Intangible assets, net	11,719	10,873
Goodwill	37,291	38,056
Other non-current assets	2,614	2,542

Total assets	$662,420	$688,795

LIABILITIES:
Accounts payable	$53,842	$83,403
Accrued liabilities	76,883	66,470
Receipts in advance and deferred revenue	46,939	48,895
Other current liabilities	97,991	87,950
Intra-Group payables due to the Company’s subsidiaries	197,367	231,676

Total current liabilities	473,022	518,394

Long-term taxes payable	14,293	14,794
Deferred tax liabilities	3,451	3,853
Intra-Group payables due to the Company’s subsidiaries	20,560	20,678

Total liabilities	$511,326	$557,719

	Three months ended March 31,
	2017	2018
Net revenue	$190,708	$210,900
Net income /(loss)	9,432	(21,909)

	Three months ended March 31,
	2017	2018
Net cash used in operating activities	$(18,854)	$(3,624)
Net cash provided by /(used in) investing activities	4,278	(24,559)
Net cash provided by financing activities	0	0

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

Treasury Stock

Treasury stock consists of shares repurchased by Sohu.com Inc. that are no longer outstanding and are held by Sohu.com Inc. Treasury stock is accounted for under the cost method. For the three months ended March 31, 2018 and 2017, the Company did not repurchase any shares of its common stock.

Stock Incentive Plans

Sohu (excluding Sohu Video), Sogou, Changyou, and Sohu Video have incentive plans for the granting of share-based awards, including options and restricted share units, to their directors, management and other key employees.

Sohu.com Inc. Share-based Awards

Sohu’s 2010 Stock Incentive Plan

On July 2, 2010, the Company’s shareholders adopted the Sohu 2010 Stock Incentive Plan, which provides for the issuance of up to 1,500,000 shares of common stock, including stock issued pursuant to the vesting and settlement of restricted stock units and pursuant to the exercise of stock options. The maximum term of any stock right granted under the Sohu 2010 Stock Incentive Plan is ten years from the grant date. The Sohu 2010 Stock Incentive Plan will expire on July 1, 2020. As of March 31, 2018, 587,530 shares were available for grant under the Sohu 2010 Stock Incentive Plan.

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

As of March 31, 2018, 562,500 of these stock options had been granted and had become vested on their respective vesting dates, as a mutual understanding of the subjective performance targets was reached between the Company and the recipients, the targets had been satisfied, and the service period requirements had been fulfilled. The cumulative share-based compensation expense for these granted stock options has been adjusted and fixed based on their aggregate fair values, at their respective grant dates, of $22.4 million.

A summary of stock option activity under the Sohu 2010 Stock Incentive Plan as of and for the three months ended March 31, 2018 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at January 1, 2018	223	$			$
Granted	131		0.001
Exercised	(18)		0.001
Forfeited or expired	0

Outstanding at March 31, 2018	336		0.001	6.86		11,031

Vested at March 31, 2018	336		0.001	6.86		11,031

Exercisable at March 31, 2018	336		0.001	6.86		11,031

Note (1): The aggregated intrinsic value in the preceding table represents the difference between Sohu’s closing stock price of $32.88 on March 31, 2018 and the nominal exercise prices of the stock options.

For the three months ended March 31, 2018 and 2017, total share-based compensation expense recognized for these stock options was negative $4.0 million and negative $2.5 million, respectively. The total fair values of these Sohu share options vested on their respective vesting dates for the three months ended March 31, 2018 and 2017 were $4.5 million and $7.0 million, respectively. For the three months ended March 31, 2018 and 2017, total intrinsic value of share options exercised was $0.6 million and $3.6 million, respectively.

Summary of Restricted Stock Unit Activity

A summary of restricted stock unit activity under the Sohu 2010 Stock Incentive Plan as of and for the three months ended March 31, 2018 is presented below:

Restricted Stock Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2018	1	$72.92
Granted	0	—
Vested	(1)	72.92
Forfeited	0	—

Unvested at March 31, 2018	0	—

Expected to vest after March 31, 2018	0	—

For the three months ended March 31, 2018 and 2017, total share-based compensation expense recognized for restricted stock units was $nil and $0.1 million, respectively.

As of March 31, 2018, there was $nil of unrecognized compensation expense related to unvested restricted stock units. The total fair value on their respective vesting dates of restricted stock units that vested during the three months ended March 31, 2018 and 2017 was nil and $86,078, respectively.

Sogou Inc. Share-based Awards

Sogou 2010 Share Incentive Plan

Sogou adopted a share incentive plan on October 20, 2010. The number of Sogou ordinary shares issuable under the plan was 41,500,000 after an amendment that was effective August 22, 2014 (as amended, the “Sogou 2010 Share Incentive Plan”). Awards of share rights may be granted under the Sogou 2010 Share Incentive Plan to management and employees of Sogou and of any present or future parents or subsidiaries or VIEs of Sogou. The maximum term of any share right granted under the Sogou 2010 Share Incentive Plan is ten years from the grant date. The Sogou 2010 Share Incentive Plan will expire on October 19, 2020. As of March 31, 2018, Sogou had contractually granted options for the purchase of 39,700,127 Sogou ordinary shares under the 2010 Sogou Share Incentive Plan.

Of the contractually-granted Sogou share options for the purchase of 39,700,127 Sogou Class A Ordinary Shares, options for the purchase of 30,251,935 Sogou Class A Ordinary Shares vest and become exercisable in four equal installments or in two to four installments over varying periods upon a service period requirement being met, as well as Sogou’s achievement of performance targets for the corresponding period. For purposes of recognition of share-based compensation expense, each installment is considered to be granted as of the date that the performance target has been set. As of March 31, 2018, Sogou had granted options for the purchase of 27,051,057 Sogou Class A Ordinary Shares under the 2010 Sogou Share Incentive Plan. As of March 31, 2018, options for the purchase of 26,800,559 Sogou Class A Ordinary Shares had become vested and exercisable because both the service period and the performance requirements had been met, and of such vested options, options for the purchase of 25,180,458 Sogou Class A Ordinary Shares had been exercised.

Of the contractually granted options for the purchase of 39,700,127 Sogou Class A Ordinary Shares, vesting of options for the purchase of 7,250,000 Class A Ordinary Shares was subject to completion of an IPO and, of such options, options for the purchase of 7,200,000 Class A Ordinary Shares vest and become exercisable in five equal installments, with (i) the first installment vesting upon the expiration of all underwriters’ lockup periods applicable to Sogou’s IPO and (ii) each of the four subsequent installments vesting on the first, second, third, and fourth anniversary dates, respectively, of the completion of Sogou’s IPO. The remaining options for the purchase of 50,000 Class A Ordinary Shares will vest and become exercisable on July 21, 2018. None of the options had become vested, exercisable, or exercised.

Of the contractually-granted Sogou share options for the purchase of 39,700,127 Sogou Class A Ordinary Shares, options for the purchase of 2,198,192 Sogou Class A Ordinary Shares vest and become exercisable in four equal installments or in two to four installments over varying periods upon a service period requirement being met. Of these options, options for the purchase of 2,181,192 Sogou Class A Ordinary Shares that had previously included as vesting conditions a service period requirement as well as Sogou’s achievement of performance targets for the corresponding period were amended in the first quarter of 2018 to remove as a condition of vesting Sogou’s achievement of performance targets for the corresponding period. None of the options had become vested or had been exercised as of March 31, 2018.

As of March 31, 2018, for purposes of recognition of share-based compensation expense, Sogou had granted Sogou share options for the purchase of 36,499,249 Sogou Class A Ordinary Shares, of which options for the purchase of

11,318,791 Sogou Class A Ordinary Shares were outstanding. A summary of Sogou share option activity under the Sogou 2010 Share Incentive Plan as of and for the three months ended March 31, 2018 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in thousands) Aggregate
Outstanding at January 1, 2018	9,753	$0.462	5.56
Granted	1,696	0.001
Exercised	(17)	0.001
Forfeited or expired	(113)	0.001

Outstanding at March 31, 2018	11,319	0.398	5.81	88,876

Vested at March 31, 2018 and expected to vest thereafter	10,952	0.411	5.70	85,846

Exercisable at March 31, 2018	1,620	0.001	5.43	13,346

Note (1): The aggregate intrinsic values in the preceding table represent the difference between Sogou’s closing price of $8.25 per Class A Ordinary Share on March 31, 2018 and the exercise prices of the share options.

For the three months ended March 31, 2018 and 2017, total share-based compensation expense recognized for Sogou share options under the Sogou 2010 Share Incentive Plan was $4.2 million and $0.3 million, respectively. As of March 31, 2018, there was $19.6 million of unrecognized compensation expense related to the unvested Sogou share options. The expense is expected to be recognized over a weighted average period of 2.27 years.

For the three months ended March 31, 2018 and 2017, the total intrinsic value of options exercised was $0.1 million and $443, respectively.

Prior to the completion of Sogou’s IPO, the fair values of the ordinary shares of Sogou were assessed using the income approach /discounted cash flow method or based on the mid-point of the estimated Sogou IPO price range, in each case with a discount for lack of marketability, given that the shares underlying the awards were not publicly traded at the time of grant, and was determined with the assistance of a qualified professional appraiser using management’s estimates and assumptions. This assessment required complex and subjective judgments regarding Sogou’s projected financial and operating results, its unique business risks, the liquidity of its ordinary shares and its operating history and prospects at the time the grants were made. After the completion of Sogou’s IPO, the fair values of the ordinary shares of Sogou was determined based on the market price of Sogou’s ADSs.

The fair value of the Sogou share options granted to Sogou management and key employees was estimated on their respective date of grant using the binomial valuation model with the following assumptions used:

Assumptions Adopted
Average risk-free interest rate	2.61%~3.51%
Exercise multiple	2~3
Expected forfeiture rate (post-vesting)	0%-12%
Weighted average expected option life	9
Volatility rate	39%~47%
Dividend yield	0%
Weighted average fair value of share options	12.28

Sogou estimated the risk-free rate based on the market yields of U.S. Treasury securities with an estimated country-risk differential as of the valuation date. An exercise multiple was estimated as the ratio of the fair value of the Sogou ordinary shares over the exercise price as of the time the Sogou share option is exercised, based on consideration of research studies regarding exercise patterns based on historical statistical data. In Sogou’s valuation analysis, a multiple of three was applied for management and a multiple of two was applied for other key employees. Sogou estimated the forfeiture rate to be 0% or 1% for the Sogou share options granted to Sogou management and 12% for the Sogou share options granted to Sogou’s other key employees. As Sogou’s ordinary shares had been publicly traded for less than six months as of March 31, 2018, the expected volatility at the valuation date was estimated based on the historical volatility of guideline companies for the periods before the grant dates with length commensurate with the expected term of the Sogou share options. Sogou has no history or expectation of paying dividends on its ordinary shares. Accordingly, the dividend yield was estimated to be 0%.

Sohu Management Sogou Share Option Arrangement

Under an arrangement (the “Sohu Management Sogou Share Option Arrangement”) that was approved by the boards of directors of Sohu and Sogou in March 2011, Sohu has the right to provide to members of Sohu’s Board of Directors, management and key employees of the Sohu Group the opportunity to purchase from Sohu up to 12,000,000 Class A Ordinary Shares of Sogou at a fixed exercise price of $0.625 or $0.001 per share. Of these 12,000,000 ordinary shares, 8,800,000 are Sogou Class A Ordinary Shares previously held by Sohu and 3,200,000 are Sogou Class A Ordinary Shares that were newly-issued on April 14, 2011 by Sogou to Sohu at a price of $0.625 per share, or a total of $2.0 million. As of March 31, 2018, Sohu had contractually granted options for the purchase of 8,305,000 Sogou Class A Ordinary Shares under the Sohu Management Sogou Share Option Arrangement.

Of the contractually-granted Sogou share options for the purchase of 8,305,000 Sogou Class A Ordinary Shares, options for the purchase of 8,290,000 Sogou Class A Ordinary Shares vest and become exercisable in four equal installments, with each installment vesting upon a service period requirement for Sohu’s management and key employees being met, as well as Sogou’s achievement of performance targets for the corresponding period. For purposes of recognition of share-based compensation expense, each installment is considered to be granted as of the date that the performance target has been set. As of March 31, 2018, Sohu had granted Sogou share options for the purchase of 8,290,000 Sogou Class A Ordinary Shares under the Sohu Management Sogou Share Option Arrangement. As of March 31, 2018, options for the purchase of 8,290,000 Sogou Class A Ordinary Shares had become vested and exercisable because both the service period and the performance requirements had been met, and vested options for the purchase of 8,290,000 Sogou Class A Ordinary Shares had been exercised.

Of the contractually-granted options for the purchase of 8,305,000 Sogou Class A Ordinary shares, options for the purchase of 15,000 Sogou Class A Ordinary Shares that were granted to members of Sohu’s Board of Directors vested and became exercisable in 2015, as the service period requirement for vesting had been met. As of March 31, 2018, of such vested options, options for the purchase of 6,000 Sogou Class A Ordinary Shares had been exercised.

As of March 31, 2018, for purposes of recognition of share-based compensation expense, Sohu had granted options for the purchase of 8,305,000 Sogou Class A Ordinary Shares, of which options for the purchase of 9,000 Sogou Class A Ordinary Shares were outstanding. A summary of Sogou share option activity under the Sohu Management Sogou Share Option Arrangement as of and for the three months ended March 31, 2018 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at January 1, 2018	9	$0.001	7.38
Granted	0
Exercised	0
Forfeited or expired	0

Outstanding at March 31, 2018	9	0.001	7.14	$74

Vested at March 31, 2018	9	0.001	7.14	74

Exercisable at March 31, 2018	9	0.001	7.14	74

Note (1): The aggregate intrinsic value in the preceding table represents the difference between Sogou’s closing price of $8.25 per Class A ordinary share on March 31, 2018 and the exercise prices of the share options.

Sogou 2017 Share Incentive Plan

In October 2017, Sogou adopted a share incentive plan (the “Sogou 2017 Share Incentive Plan”) that provides for the issuance of up to an aggregate of 28,000,000 Sogou Class A Ordinary Shares. Share incentive awards may be granted under the Sogou 2017 Share Incentive Plan to Sogou’s management and employees and of any of its present or future parents or subsidiaries. The maximum term of any share incentive award granted under the Sogou 2017 Share Incentive Plan is ten years from the grant date. As of March 31, 2018, none of the options had been contractually granted under the 2017 Sogou Share Incentive Plan.

Sogou Share Repurchase Transaction

In January 2017, Sogou repurchased 720,000 of its Pre-IPO Class A Ordinary Shares from the former President and Chief Financial Officer of the Sohu Group for an aggregate price of $7.2 million. Approximately $4.0 million incremental share-based compensation expense associated with the repurchase, which was made pursuant to letter agreements entered into in 2016 between the Sohu Group and the former President and Chief Financial Officer of the Sohu Group in connection with her resignation, which amount is equal to the excess of the repurchase price over the fair value of Sogou Pre-IPO Class A Ordinary Shares as of the repurchase date, related to events occurring in 2016 and was recorded in the Sohu Group’s statements of comprehensive income for the first quarter of 2017. The Group assessed the impact and determined that it was not material to the quarter ended December 31, 2016 and March 31, 2017.

Option Modification

In the first and second quarter of 2013, a portion of the Sogou share options granted under the Sogou 2010 Share Incentive Plan and the Sohu Management Sogou Share Option Arrangement were exercised early, and the resulting Sogou ordinary shares issued upon exercise were transferred to trusts with the original option grantees as beneficiaries. The trusts will distribute the Sogou ordinary shares to those beneficiaries in installments based on the vesting requirements under the original option agreements. Although these trust arrangements caused a modification of the terms of these Sogou share options, the modification was not considered substantive. Accordingly, no incremental fair value related to these Sogou ordinary shares resulted from the modification, and the remaining share-based compensation expense for these Sogou ordinary shares continued to be recognized over the original remaining vesting period. As of March 31, 2018, 10,327,500 Sogou Class A Ordinary Shares that were purchased upon the early exercise of options granted under the Sogou 2010 Share Incentive Plan remained unvested in accordance with the vesting requirements under the original option agreements. All Sogou Class A Ordinary Shares purchased upon such early exercise that have become vested have been included in the disclosures under the heading “Sogou 2010 Share Incentive Plan” and “Sohu Management Sogou Share Option Arrangement” above.

In the first quarter of 2018, Sogou changed the vesting conditions of 2,181,192 shares of Sogou share options contractually granted under the Sogou 2010 Share Incentive Plan by removing as a condition of vesting Sogou’s achievement of performance targets for the period corresponding to the vesting schedule. Of these options, 1,601,427 share options had not been deemed granted, because their performance targets for the current period had not been set, so the removal of the performance targets resulted in these options becoming service-based and being deemed granted immediately upon the effectiveness of the changes. For the remaining 579,765 Sogou share options, which had been deemed granted, the removal of the performance targets constituted a modification. The modification was not considered substantive, because their performance targets had been achieved before the modification. Based on valuation results, no incremental fair value related to these Sogou ordinary shares was recognized in connection with the modification, and the remaining share-based compensation expense for these Sogou ordinary shares continued to be recognized over the remaining vesting period.

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

For the three months ended March 31, 2018 and 2017, share-based compensation expense of $32,694 and $298, respectively, related to these Tencent restricted share units was recognized in the Group’s consolidated statements of comprehensive income. As of March 31, 2018, there was $30,246 of unrecognized compensation expense related to these unvested Tencent restricted share units. This amount is expected to be recognized over a weighted average period of 0.26 years.

Changyou.com Limited Share-based Awards

Changyou 2008 Share Incentive Plan

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

All of the restricted Changyou ordinary shares and restricted share units granted under the Changyou 2008 Share Incentive Plan were vested as of December 31, 2017, as the requisite service period for all these awards had been completed. There has been no share-based compensation expense recognized under the Changyou 2008 Share Incentive Plan since then.

Changyou 2014 Share Incentive Plan

On June 27, 2014, Changyou reserved 2,000,000 of its Class A ordinary shares under the Changyou.com Limited 2014 Share Incentive Plan (the “Changyou 2014 Share Incentive Plan”) for the purpose of making share incentive awards to certain members of its management and key employees. On November 2, 2014, Changyou’s Board approved an increase in the number of Class A ordinary shares reserved under the Changyou 2014 Share Incentive Plan from 2,000,000 to 6,000,000. The maximum term of any share right granted under the Changyou 2014 Share Incentive Plan is ten years from the grant date. The Changyou 2014 Share Incentive Plan will expire in June 2024. As of March 31, 2018, 2,988,000 shares were available for grant under the Changyou 2014 Share Incentive Plan.

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

As of March 31, 2018, 1,999,000 of these Changyou share options had been granted and had become vested on their respective vesting dates, as a mutual understanding of the subjective performance targets had been reached between Changyou and the recipients, the targets had been satisfied, and the service period requirements had been fulfilled. The cumulative share-based compensation expense of $28.6 million for these granted share options was adjusted and fixed based on the aggregate amounts of the fair values of these granted share options at their respective grant dates.

A summary of share option activity under the Changyou 2014 Share Incentive Plan as of and for the three months ended March 31, 2018 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at January 1, 2018	947	$0.01	7.01	$17,240
Granted	0	0.01
Exercised	(400)	0.01
Forfeited or expired	0

Outstanding at March 31, 2018	547	0.01	6.85	7,622

Vested at March 31, 2018	547	0.01		7,622

Exercisable at March 31, 2018	547	0.01

Note (1): The aggregated intrinsic value in the preceding table represents the difference between Changyou’s closing price of $27.89 per ADS, or $13.95 per Class A ordinary share, on March 31, 2018 and the nominal exercise price of share option.

For the three months ended March 31, 2018 and 2017, total share-based compensation expense recognized for these share options under the Changyou 2014 Share Incentive Plan was negative $2.4 million and $5.5 million, respectively. The total fair values of these Changyou share options vested on their respective vesting dates for the three months ended March 31, 2018 and 2017 were both nil. The total intrinsic value of share options exercised for the three months ended March 31, 2018 and 2017 was $5.6 million and $0.3 million, respectively.

Sohu Video Share-based Awards

On January 4, 2012, Sohu Video adopted the Video 2011 Share Incentive Plan, under which 25,000,000 ordinary shares of Sohu Video are reserved for the purpose of making share incentive awards to management and key employees of Sohu Video and to Sohu management. The maximum term of any share incentive award granted under the Video 2011 Share Incentive Plan is ten years from the grant date. The Video 2011 Share Incentive Plan will expire on January 3, 2021. As of March 31, 2018, grants of options for the purchase of 16,368,200 ordinary shares of Sohu Video had been contractually made and were subject to vesting in four equal installments, with each installment vesting upon a service period requirement being met, as well as Sohu Video’s achievement of performance targets for the corresponding period. For purposes of ASC 718-10-25, as of March 31, 2018, no grant date had occurred, because the broader terms and conditions of the option awards had neither been finalized nor mutually agreed upon with the recipients. As of March 31, 2018, options for the purchase of 4,972,800 Sohu Video ordinary shares were vested.

For the three months ended March 31, 2018 and the three months ended March 31, 2017, total share-based compensation expense recognized for vested options under the Video 2011 Share Incentive Plan was negative $0.1 million and $0.2 million, respectively.

The fair value as of March 31, 2018 of the Sohu Video options contractually granted to management and key employees of Sohu Video and to Sohu management was estimated on the reporting date using the BP Model, with the following assumptions used:

Assumptions Adopted
Average risk-free interest rate	3.19%
Exercise multiple	2.8
Expected forfeiture rate (post-vesting)	14%
Weighted average expected option life	3.8
Volatility rate	44.2%
Dividend yield	0.00%
Fair value	0.61

12. NONCONTROLLING INTEREST

The noncontrolling interests in the Sohu Group’s consolidated financial statements primarily consist of noncontrolling interests for Sogou and Changyou.

Noncontrolling Interest in the Consolidated Balance Sheets

As of March 31, 2018 and December 31, 2017, noncontrolling interest in the consolidated balance sheets was $1.10 billion and $1.07 billion, respectively.

	As of
	December 31, 2017	March 31, 2018
Sogou	$623,785	$648,867
Changyou	442,818	449,389

Total	$1,066,603	$1,098,256

Noncontrolling Interest of Sogou

As of March 31, 2018 and December 31, 2017, noncontrolling interest of Sogou of $648.9 million and $623.8 million, respectively, was recognized in the Sohu Group’s consolidated balance sheets, both representing an economic interest of 66%, in Sogou’s net assets held by shareholders other than Sohu.com Inc. and reflecting the reclassification of Sogou’s share-based compensation expense from shareholders’ additional paid-in capital to noncontrolling interest.

Noncontrolling Interest of Changyou

As of March 31, 2018 and December 31, 2017, noncontrolling interest of Changyou of $449.4 million and $442.8 million, respectively, was recognized in the Sohu Group’s consolidated balance sheets, representing a 32% and 32% economic interest, respectively, in Changyou’s net assets held by shareholders other than Sohu.com Inc. and reflecting the reclassification of Changyou’s share-based compensation expense from shareholders’ additional paid-in capital to noncontrolling interest.

Noncontrolling Interest in the Consolidated Statements of Comprehensive Income /(Loss)

For the three months ended March 31, 2018 and 2017, the Sohu Group had net income of $5.6 million and net income of $17.9 million, respectively, attributable to the noncontrolling interest in the consolidated statements of comprehensive income /(loss).

	Three Months Ended March 31,
	2017	2018
Sogou	$8,398	$10,135
Changyou	9,508	(4,518)
Other	(11)	0

Total	$17,895	$5,617

Noncontrolling Interest of Sogou

For the three months ended March 31, 2018 and 2017, net income of $10.1 million and $8.4 million, respectively, attributable to the noncontrolling interest of Sogou was recognized in the Sohu Group’s consolidated statements of comprehensive income, representing Sogou’s net income /(loss) attributable to shareholders other than Sohu.com Inc.

Noncontrolling Interest of Changyou

For the three months ended March 31, 2018 and 2017, net loss of $4.5 million and net income $9.5 million, respectively, attributable to the noncontrolling interest of Changyou was recognized in the Sohu Group’s consolidated statements of comprehensive income /(loss), representing a 32% and 31% economic interest, respectively, in Changyou attributable to shareholders other than Sohu.com Inc.

13. NET INCOME /(LOSS) PER SHARE

Basic net income /(loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income /(loss) per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise or settlement of share-based awards using the treasury stock method. The dilutive effect of share-based awards with performance requirements is not considered before the performance targets are actually met. The computation of diluted net income /(loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect (i.e. an increase in earnings per share amounts or a decrease in loss per share amounts) on net income /(loss) per share. For the three months ended March 31, 2018 and 2017, 347,000 and 303,000 common shares potentially issuable upon the exercise or settlement of share-based awards using the treasury stock method were anti-dilutive and excluded from the denominator for calculation of diluted net loss per share.

Additionally, for purposes of calculating the numerator of diluted net income /(loss) per share, the net income /(loss) attributable to Sohu.com Inc. is adjusted as follows. The adjustment will not be made if there is an anti-dilutive effect.

Sogou’s Net income /(loss) Attributable to Sohu.com Inc.

Before Sogou’s IPO

Before Sogou’s IPO, Sogou’s net income /(loss) attributable to Sohu.com Inc. was determined using the percentage that the weighted average number of Sogou shares held by Sohu.com Inc. represented of the weighted average number of Sogou Pre-IPO Preferred Shares and Sogou Pre-IPO Ordinary Shares outstanding, shares issuable upon the conversion of convertible preferred shares under the if-converted method, and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, and was not determined by allocating Sogou’s net income /(loss) to Sohu.com Inc. using the methodology for the calculation of net income /(loss) attributable to the Sogou noncontrolling shareholders.

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

For the three months ended March 31, 2018, all of the Sogou share options had a dilutive effect, and therefore were included in the calculation of Sohu.com Inc.’s diluted net income /(loss) per share. For the three months ended March 31, 2017, all of the Sogou share options had an anti-dilutive effect, and therefore were included in the calculation of Sohu.com Inc.’s diluted net income /(loss) per share. This impact is presented as “incremental dilution from Sogou” in the table below.

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

For the three months ended March 31, 2018, all of these Changyou restricted share units and share options had an anti-dilutive effect, and therefore were excluded in the calculation of Sohu.com Inc.’s diluted net income /(loss) per share. For the three months ended March 31, 2017, all of these Changyou restricted share units and share options had a dilutive effect, and therefore were included in the calculation of Sohu.com Inc.’s diluted net income /(loss) per share. This impact is presented as “incremental dilution from Changyou” in the table below.

The following table presents the calculation of the Sohu Group’s basic and diluted net loss per share (in thousands, except per share data).

	Three Months Ended March 31,
	2017	2018
Numerator:
Net loss attributable to Sohu.com Inc., basic	$(68,248)	$(92,818)
Effect of dilutive securities:
Incremental dilution from Sogou	0	(107)
Incremental dilution from Changyou	(416)	0

Net loss attributable to Sohu.com Inc., diluted	$(68,664)	$(92,925)

Denominator:
Weighted average basic common shares outstanding	38,811	38,904
Effect of dilutive securities:
Share options and restricted share units	0	0

Weighted average diluted common shares outstanding	38,811	38,904

Basic net loss per share attributable to Sohu.com Inc.	$(1.76)	$(2.39)

Diluted net loss per share attributable to Sohu.com Inc.	$(1.77)	$(2.39)

14. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENT

Revenue from Contracts with Customers. In May 2014, the FASB issued ASU No. 2014-09, ‘‘Revenue from Contracts with Customers (Topic 606).’’ This guidance supersedes current guidance on revenue recognition in Topic 605, ‘‘Revenue Recognition.’’ In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. On January 1, 2018, the Sohu Group adopted ASC 606, applying the modified retrospective method to contracts that were not completed as of January 1, 2018. Adoption did not have a material impact on retained earnings as of January 1, 2018. Results for reporting periods beginning on or after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Group’s historic accounting under ASC 605. Additional disclosures have been made. Please see the Notes to Condensed Consolidated Financial Statements for details.

ASU 2016-01 (“ASU 2016-01”), Recognition and Measurement of Financial Assets and Financial Liabilities, amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The main provisions require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value through earnings, unless they qualify for a measurement alternative. The new guidance will require modified retrospective application to all outstanding instruments beginning January 1, 2018, with a cumulative effect adjustment recorded to opening retained earnings as of the beginning of the first period in which the guidance becomes effective. However, changes to the accounting for equity securities without a readily determinable fair value will be applied prospectively. Additional disclosures have been made. Please see the Notes to Condensed Consolidated Financial Statements for details.

Statements of Cash Flows (Topic 230): Restricted Cash. In November 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-18, Statements of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the changes during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The standard should be applied to each period presented using a retrospective transition method. The adoption of this standard does not have a material impact on the Sohu Group’s consolidated financial statements, but resulted in restricted cash being included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows.

Other accounting standards adopted beginning January 1, 2018 do not have a significant impact on the Sohu Group’s condensed consolidated financial statements.

15. IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

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

16. SUBSEQUENT EVENTS

On April 5, 2018, Changyou announced that its board of directors has declared a special cash dividend of $4.70 per Class A ordinary or Class B ordinary share, or $9.40 per American depositary share (“ADS”), each of which represents two Class A ordinary shares; and that the aggregate amount of the special cash dividend will be approximately $500 million. The amount of the dividend payable to Sohu is expected to be approximately $340 million. Sohu does not expect to pay any of such dividend to its stockholders, as the proceeds will be used to support Sohu’s operations. The non-controlling interests on the consolidated balance sheet will be reduced by the declared dividend attributable to non-controlling shareholders of Changyou. The special cash dividend was paid by Changyou on April 26, 2018.

On April 11, 2018, Sohu entered into a credit facility agreement with China Merchants Bank Co., Ltd. (“CMB”), pursuant to which Sohu is entitled to borrow up to an aggregate of RMB700 million (or approximately $111.3 million) (the “CMB Loan”). Also on April 11, 2018, Sohu made an initial drawdown of RMB400 million (or approximately $63.6 million) (the “First Drawdown”) under the CMB Loan. Interest will accrue on the outstanding principal balance of the First Drawdown at a rate of 6% per year and all outstanding principal of the First Drawdown will be due on April 10, 2019. The proceeds of the First Drawdown were used by Sohu to repay in full, on April 13, 2018, the outstanding balance under credit agreements between Sohu and Ping An Bank. On April 28, 2018, Ping An Bank released an existing first lien that Ping An Bank holds on a building of Sohu in Beijing, China, and CMB was granted a first lien on the building to secure the CMB Loan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this report, references to “us,” “we,” “our,” “our company,” “our Group,” the “Sohu Group,” the “Group,” and “Sohu.com” are to Sohu.com Inc. and, except where the context requires otherwise, our subsidiaries and variable interest entities (“VIEs”) Sohu.com Limited, Sohu.com (Hong Kong) Limited (“Sohu Hong Kong”), All Honest International Limited (“All Honest”), Sohu.com (Game) Limited (“Sohu Game”), Go2Map Inc., Sohu.com (Search) Limited (“Sohu Search”), Fox Video Investment Holding Limited (“Video Investment”), Fox Video Limited (“Sohu Video”), Fox Video (HK) Limited (“Video HK”), Focus Investment Holding Limited, Sohu Focus Limited, Sohu Focus (HK) Limited, Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Fox Information Technology (Tianjin) Limited (“Video Tianjin”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”), Beijing Sohu New Momentum Information Technology Co., Ltd. (“Sohu New Momentum”), Beijing Century High Tech Investment Co., Ltd. (“High Century”), Beijing Heng Da Yi Tong Information Technology Co., Ltd. (“Heng Da Yi Tong”, formerly known as Beijing Sohu Entertainment Culture Media Co., Ltd.), Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”), Beijing GoodFeel Technology Co., Ltd., Beijing Sohu Donglin Advertising Co., Ltd.(“Donglin”), Beijing Pilot New Era Advertising Co., Ltd. (“Pilot New Era”), Beijing Focus Yiju Network Information Technology Co., Ltd., SohuPay Science and Technology Co., Ltd., Tianjin Jinhu Culture Development Co., Ltd. (“Tianjin Jinhu”), Guangzhou Qianjun Network Technology Co., Ltd. (“Guangzhou Qianjun”), Beijing Modu Legendary Culture Media Co., Ltd., Chongqing Qogir Enterprise Management Consulting Co., Ltd., Beijing Focus Interactive Information Service Co., Ltd., Beijing Focus Xin Gan Xian Information Technology Co., Ltd., Beijing Focus Real Estate Agency Co., Ltd., our independently-listed subsidiary Sogou Inc. (“Sogou”) as well as the following direct and indirect subsidiaries and VIEs of Sogou: Sogou (BVI) Limited (“Sogou BVI”), Sogou Hong Kong Limited (“Sogou HK”), Vast Creation Advertising Media Services Limited (“Vast Creation”), Sogou Technology Hong Kong Limited (“Sogou Technology HK”), Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”), Beijing Sogou Network Technology Co., Ltd (“Sogou Network”), Beijing Sogou Information Service Co., Ltd. (“Sogou Information”), Shenzhen Shi Ji Guang Su Information Technology Co., Ltd., Chengdu Easypay Technology Co., Ltd., Beijing Shi Ji Si Su Technology Co., Ltd., Sogou (Shantou) Internet Small Loan Co., Ltd., Tianjin Sogou Network Technology Co., Ltd, and our independently-listed majority-owned subsidiary Changyou.com Limited (“Changyou”) as well as the following direct and indirect subsidiaries and VIEs of Changyou: Changyou.com HK Limited (“Changyou HK”) formerly known as TL Age Hong Kong Limited), Changyou.com Webgames (HK) Limited (“Changyou HK Webgames”), Changyou.com Gamepower (HK) Limited, ICE Entertainment (HK) Limited (“ICE HK”), Changyou.com Gamestar (HK) Limited, Changyou.com Korea Limited, Changyou.com India Private Limited, Kylie Enterprises Limited, Mobogarden Enterprises Limited, Heroic Vision Holdings Limited, TalkTalk Limited, RaidCall (HK) Limited, 7Road.com Limited (“7Road”), 7Road.com HK Limited (“7Road HK”), Changyou.com (TH) Limited, PT. CHANGYOU TECHNOLOGY INDONESIA, Changyou.com Technology Brazil Desenvolvimento De Programas LTDA, Greative Entertainment Limited (formerly known as Greative Digital Limited), Glory Loop Limited (“Glory Loop”), TMobi Limited (formerly known as Muse Entertainment Limited), Mobo Information Technology Pte. Ltd., Changyou Mobo Glint Limited, Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”), Beijing Changyou Skyline Property Management Co. Ltd, Beijing Changyou Chuangxiang Software Technology Co., Ltd., Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”), ICE Information Technology (Shanghai) Co., Ltd. (“ICE Information”), Beijing Changyou RaidCall Internet Technology Co., Ltd. (“RaidCall”), Beijing Yang Fan Jing He Information Consulting Co., Ltd. (“Yang Fan Jing He”), Shanghai Jingmao Culture Communication Co., Ltd. (“Shanghai Jingmao”), Shanghai Hejin Data Consulting Co., Ltd., Beijing Changyou Jingmao Film & Culture Communication Co., Ltd. (“Beijing Jingmao”), Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”), Beijing Guanyou Gamespace Digital Technology Co., Ltd. (“Guanyou Gamespace”), Beijing Zhi Hui You Information Technology Co., Ltd., Shanghai ICE Information Technology Co., Ltd. (“Shanghai ICE”), Shenzhen 7Road Network Technologies Co., Ltd. (“7Road Technology”), Beijing Changyou Star Digital Technology Co., Ltd (“Changyou Star”), Beijing Changyou Creation Information Technology Co., Ltd. (formerly known as Beijing Changyou e-pay Co. Ltd.), Shenzhen Brilliant Imagination Technologies Co., Ltd. (“Brilliant Imagination”), Wuhan Xingyu Technology Co., Ltd., Beijing Changyou Creative Technology Co., Ltd., BeiJing Changmica Culture Co., Ltd., HongKong New Xinlang Electron Group Limited, and Shanghai Changhu Software Technology Co.,Ltd., and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2018, as updated by Part II Item 1A of this report. Readers are cautioned not to place undue reliance on these forward-looking statements.

OVERVIEW

Sohu.com Inc. (NASDAQ: SOHU), a Delaware corporation organized in 1996, is a leading Chinese online media, search and game service group providing comprehensive online products and services on PCs and mobile devices in the People’s Republic of China (the “PRC” or “China”). Our businesses are conducted by Sohu.com Inc. and its subsidiaries and VIEs (collectively referred to as the “Sohu Group” or the “Group”). The Sohu Group consists of Sohu, which when referred to in these condensed consolidated financial statements, unless the context requires otherwise, excludes the businesses and the corresponding subsidiaries and VIEs of Sogou Inc. (“Sogou”) and Changyou.com Limited (“Changyou”), Sogou and Changyou. Sogou and Changyou are indirect controlled subsidiaries of Sohu.com Inc. Sohu is a leading Chinese language online media content and services provider. Sogou is an innovator in search and a leader in China’s internet industry. With a mission to make it easy to communicate and get information, Sogou has grown to become the second largest search engine by mobile queries and the fourth largest internet company by monthly active users (“MAU”) in China, according to iResearch. Changyou is a leading online game developer and operator in China as measured by the popularity of its PC game Tian Long Ba Bu (“TLBB”) and its mobile game Legacy TLBB, and engages primarily in the development, operation and licensing of online games for PCs and mobile devices. Most of our operations are conducted through our China-based subsidiaries and VIEs.

Factors and Trends Affecting our Business

With the accelerated shift in user activities from PCs to mobile devices and an increase in the number of Internet users, the use of various kinds of mobile Internet services continued to increase. At Sohu, we focused our efforts on developing a portfolio of leading mobile products across our business lines that we believed our users would like.

Smartphones have reshaped the online media business in China, as in-stream feeds have become a mainstream format through which users have become accustomed to receiving personalized information. To ensure we remain as a premiere destination for our audience, we invested extensively in content and technology for Sohu Media Portal. We continually refined the design of our key product Sohu News APP, and introduced innovative features to meet users’ appetites. We improved the algorithm used by the recommendation engine of Sohu News APP to enhance the user experience. We also improved our delivery of advertising for small and medium enterprise (“SME”) customers in order to increase their number. As the user base of Sohu Media Portal gains momentum, we will gradually increase the ad load. We expect advertising revenues to rebound from the second quarter of 2018.

Online video services remained one of the most popular Internet applications, and continued to gain viewers from television stations. Due to intensified competition among major players, the price of content, especially the prices of premium TV programs, went up sharply in the past few years. This caused industry-wide financial losses. For Sohu Video, we have changed our content procurement strategy and stopped buying expensive new TV programs. We now concentrate on self-developed content and other short-form video program categories, which are much less expensive than TV content. Leveraging our exclusive original content, we also actively explore opportunities with subscription services that we believe will become an important revenue source in addition to traditional advertising revenues. As a result of these measures, the operating loss of Sohu Video in the first quarter of 2018 decreased by 45% year-on-year. We expect the loss will continue to narrow in the rest of 2018.

For our search and search-related business, Sogou is China’ second-largest search engine by mobile queries. In March 2018, Sogou Search had an 18% market share in China based on mobile queries, as compared to 15% in March 2017, according to iResearch. Sogou continued to strengthen its competitive advantages in search from channel to content, leveraging the robust ecosystem it has built and shared with Tencent. Since October 2017, Tencent has been testing, on a trial basis and for purposes of assessment, the integration of Sogou Search into Weixin/WeChat. With this initiative, users of Weixin/WeChat can use Sogou Search as a general search function within Weixin/WeChat to access Internet information outside Weixin/WeChat. Sogou is working closely with Tencent on product testing and optimization and intend to discuss commercial arrangements upon the completion of the trial stage. In addition, Sogou continued to differentiate its search offerings across key verticals, especially in healthcare, law, and education. It will continue to invest in companies with valuable content, data, and technology, and look to build strategic partnerships through equity investments that help to solidify its competitive edge and drive the long-term growth of its search business. At the same time, Sogou focused on developing AI technology centered on natural language processing, and has made solid progress in voice, computer vision, translation and Q&A. Sogou has further leveraged these AI capabilities to enhance the search experience for users.

For Changyou’s online game business, PC games revenue remained stable and mobile games revenue experienced a decrease during the three months ended March 31, 2018. Changyou intends to be unremitting to further enrich the content and gameplay, address the needs of core users, and extend the lifecycle of its games. While Changyou continues to focus on MMORPG development, it also aims to improve its R&D and product innovation capabilities in advanced casual and simulation games (“SLG games”). Changyou intends to keep improving game quality and gameplay innovation with the goal of ensuring that its new games follow changes in user needs and the market. For the three months ended March 31, 2018, the PC games and mobile games that Changyou operates had approximately 5.1 million total average monthly active accounts and approximately 1.6 million total active paying accounts.

Our Business

Through the operation of Sohu, Sogou and Changyou, we generate online advertising revenues, including brand advertising revenues and search and search-related advertising revenues; online games revenues; and other revenues. Online advertising and online games are our core businesses. For the three months ended March 31, 2018, total revenues generated by Sohu, Sogou and Changyou were approximately $455.0 million, including:

Sohu:

•	$51.2 million in brand advertising revenues, of which $30.7 million was from Sohu Media Portal, $12.6 million was from Sohu Video, and $7.9 million was from Focus; and

•	$18.5 million in other revenues, mainly attributable to revenues from paid subscription services, interactive broadcasting services, content provided through the platforms of the three main telecommunications operators in China, and sub-licensing of purchased video content to third parties.

Total revenues generated by Sohu were $69.7 million.

Sogou:

•	$220.3 million in search and search-related advertising revenues; and

•	$27.8 million in other revenues, attributable to Sogou’s offering of Internet value-added services (or “IVAS”), primarily with respect to the operation of Web games and mobile games developed by third parties and the provision of online reading services, as well as Sogou’s offering of other products and services, including smart hardware products.

Total revenues generated by Sogou were $248.1 million.

Changyou:

•	$105.5 million in online game revenues;

•	$5.1 million in brand advertising revenues, mainly attributable to Changyou’s 17173.com Website; and

•	$26.6 million in other revenues attributable to Changyou’s cinema advertising business and IVAS business.

Total revenues generated by Changyou were $137.2 million.

For the three months ended March 31, 2018, our total brand advertising revenues were $56.3 million, total search and search-related advertising revenues were $220.3 million, total online game revenues were $105.5 million, and total other revenues were $72.9 million.

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

Other Sohu Business

Sohu also engages in the other business, which consists primarily of paid subscription services, interactive broadcasting services, content provided through the platforms of the three main telecommunications operators in China, and sub-licensing of purchased video content to third parties. Revenues generated by Sohu from the other business are classified as other revenues in our consolidated statements of comprehensive income.

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

Sogou’s IPO consisted of ADSs, with each ADS representing one Class A Ordinary Share. Sogou issued and sold in the IPO 50,643,856 Class A Ordinary Shares represented by 50,643,856 ADSs, including 5,643,856 Class A Ordinary Shares represented by 5,643,856 ADSs sold pursuant to the exercise of the underwriters’ over-allotment option. Proceeds to Sogou from the IPO were approximately $622.1 million, after deducting underwriting discounts and commissions and offering expenses.

In the fourth quarter of 2017, we recognized a one-time credit to additional paid-in capital of $278.4 million in shareholders’ equity in our consolidated balance sheets to reflect an increase in the value of our equity in Sogou that resulted from the completion of Sogou’s IPO.

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

Voting Agreement between Sohu and Tencent

Pursuant to the Sogou Voting Agreement, which took effect upon the completion of Sogou’s IPO, and Sogou’s amended and restated memorandum and articles of association, Sohu has the right to appoint a majority of Sogou’s Board of Directors, and Sohu continues to consolidate Sogou in Sohu’s financial statements and provide for noncontrolling interests reflecting ordinary shares in Sogou held by shareholders other than Sohu.

Sogou’s Share Structure

As of March 31, 2018, Sogou had a combined total of 397,183,397 Class A Ordinary Shares and Class B Ordinary Shares issued and outstanding, consisting of:

(i)	Sohu: 127,200,000 Class B Ordinary Shares held by Sohu for its own account, and 3,717,250 Class A Ordinary Shares held by Sohu for the purpose of issuance upon the exercise of outstanding share-based awards and future share-based awards;

(ii)	Tencent: 151,557,875 Class B Ordinary Shares;

(iii)	Photon: 32,000,000 Class A Ordinary Shares; and

(iv)	Shareholders other than Sohu, Tencent, and Photon: 82,708,272 Class A Ordinary Shares.

The totals of Sogou outstanding shares listed above include 10,327,500 Class A Ordinary Shares that are outstanding for legal purposes, but have been determined to be Sogou treasury stock for accounting purposes.

Changyou’s Business

Changyou’s business lines consist of the online game business; the platform channel business, which consists primarily of online advertising and IVAS; and the cinema advertising business.

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

PC Games

PC games are interactive online games that are accessed and played simultaneously by hundreds of thousands of game players through personal computers and require that local client-end game access software be installed on the computers used. Changyou’s dominant game is TLBB, a PC based client-end game. For the three months ended March 31, 2018, revenues from TLBB were $50.8 million, accounting for approximately 48% of Changyou’s online game revenues, approximately 37% of Changyou’s total revenues and approximately 11% of the Sohu Group’s total revenues.

Mobile Games

Mobile games are played on mobile devices and require an Internet connection. In the second quarter of 2017, Changyou launched a new mobile game, Legacy TLBB, which is operated by Tencent under license from Changyou. For the three months ended March 31, 2018, revenues from Legacy TLBB were $28.2 million, accounting for approximately 27% of Changyou’s online game revenues, approximately 21% of Changyou’s total revenues, and approximately 6% of the Sohu Group’s total revenues.

Web Games

Prior to the sale of Shenzhen 7Road in August 2015, Changyou’s online games also included Web games, which are online games that are played through a Web browser with no local game software installation requirements. Following the sale of Shenzhen 7Road, Web games became an insignificant part of Changyou’s online game business.

Platform Channel Business

Changyou’s platform channel business consists primarily of the operation of the 17173.com Website and RaidCall. Prior to the sale of MoboTap in March 2018, Changyou’s platform channel business also included MoboTap.

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

MoboTap

MoboTap provides (a) software applications for PCs and mobile devices through the Dolphin Browser, which is a gateway to a host of user activities on mobile devices with the majority of its users based in overseas markets, and (b) domestic online card and board games. IVAS revenues generated by the Dolphin Browser are classified as other revenues and online card and board games revenues generated by MoboTap are classified as online game revenues in our consolidated statements of comprehensive income. Changyou disposed of MoboTap for $3.0 million in the first quarter of 2018.

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

Changyou’s Share Structure

As of March 31, 2018, Changyou had a combined total of 105,836,420 Class A and Class B Ordinary Shares issued and outstanding, consisting of:

(i)	Sohu.com Inc.: 1,500,000 Class A Ordinary Shares and 70,250,000 Class B Ordinary Shares; and

(ii)	Public shareholders: 34,086,420 Class A Ordinary Shares.

As of March 31, 2018, we held approximately 68% of the combined total of Changyou’s outstanding ordinary shares, and controlled approximately 95% of the total voting power in Changyou. As Changyou’s controlling shareholder, we consolidate Changyou in our financial statements and provide for noncontrolling interests reflecting ordinary shares in Changyou held by shareholders other than us.

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

Noncontrolling Interest for Sogou

Sogou completed its IPO on the NYSE in November 2017. Prior to the completion of Sogou’s IPO, Sohu.com Inc. controlled the election of a majority of the Board of Directors of Sogou pursuant to a shareholders’ agreement that expired upon the completion of the IPO. Following the completion of Sogou’s IPO, pursuant to the Sogou Voting Agreement and Sogou’s amended and restated memorandum and articles of association, Sohu.com Inc. still has the right to appoint a majority of Sogou’s Board of Directors.

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

Noncontrolling Interest Recognition before Sogou’s IPO

Based on the principles of allocation of Sogou’s profit and loss set forth below, Sogou’s cumulative results of operations attributable to the Sogou noncontrolling shareholders, along with changes in shareholders’ equity/(deficit) and adjustments for share-based compensation expense in relation to those share-based awards that were unvested and vested but not yet settled and the Sogou noncontrolling shareholders’ investments in Sogou Pre-IPO Series A Preferred Shares, Sogou Pre-IPO Series B Preferred Shares, Sogou Pre-IPO Class A Ordinary Shares, and Sogou Pre-IPO Class B Ordinary Shares, were accounted for as a noncontrolling interest classified as permanent equity in our consolidated balance sheets, as we had the power to reject a redemption requested by the noncontrolling shareholders. These treatments were based on the terms governing investment, and on the terms of the classes of Sogou shares held, by the noncontrolling shareholders in Sogou before Sogou’s IPO.

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

Noncontrolling Interest Recognition after Sogou’s IPO

Sogou’s cumulative results of operations attributable to the Sogou noncontrolling shareholders, based on their share of the economic interest in Sogou, along with changes in shareholders’ equity and adjustment for share-based compensation expense in relation to share-based awards that are unvested and vested but not yet settled and adjustment for changes in our ownership percentage in Sogou, are recorded as noncontrolling interest in our consolidated balance sheets.

Noncontrolling Interest for Changyou

Changyou is a public company listed on the NASDAQ Global Select Market. As of March 31, 2018, we held approximately 68% of the combined total of Changyou’s outstanding ordinary shares, and controlled approximately 95% of the total voting power in Changyou.

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

Revenue Recognition

Adoption of ASC 606

On January 1, 2018, we adopted ASC 606, applying the modified retrospective method to contracts that were not completed as of January 1, 2018. Adoption did not have a material impact on accumulated deficit as of January 1, 2018. Results for reporting periods beginning on or after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605.

Under ASC 605, advertising-for-advertising barter transactions for which the fair value of the advertising services was not determinable was recorded at the carrying amount of the advertising surrendered since we did not settle such barter transactions with the counterparties in cash. As ASC 605 has been superseded by ASC 606 on this subject, advertising-for-advertising barter transactions should be recorded at the fair value of the advertising received by reference to the fair value of advertising services provided to other customers. The impact for the first quarter of 2018 was an increase of approximately $6.7 million in revenues, with a corresponding increase in cost of revenues and sales and marketing expenses, most of which were generated from Sogou for services provided to and received from Tencent. To a lesser extent, there is a potential impact on our accounting for exchanges of brand advertising placements with other platforms by Sohu. Revenues are recognized in the same amount with costs and expenses. Therefore, there was no net profit and loss impact to us for the first quarter of 2018.

The following table illustrates the effect of the adoption of ASC 606 by presenting a comparison of selected line items from the Group’s condensed consolidated statement of comprehensive income for the three months ended March 31, 2018, as actually reported and as they would have been reported under ASC 605, without the adoption of ASC 606 (in thousands, except per share data):

	As reported	Without adoption of ASC 606	Effect of change Higher/(Lower)
Revenue-Online advertising-Brand advertising	$56,254	55,913	341
Revenue-Online advertising-Search and search related advertising	220,301	213,987	6,314
Cost of revenue- Online advertising-Search and search related advertising	144,696	138,955	5,741
Gross profit	194,162	193,248	914
Operating expenses- Sales and marketing	90,273	89,359	914
Operating loss	(31,490)	(31,490)	0
Income tax expenses	63,379	63,379	0
Net loss	(87,201)	(87,201)	0
Basic net loss per share attributable to Sohu.com Inc.	(2.39)	(2.39)	0
Diluted net loss per share attributable to Sohu.com Inc.	(2.39)	(2.39)	0

The adoption of ASC 606 did not change our condensed consolidated balance sheet, condensed consolidated statement of cash flows, or condensed consolidated statement of changes in equity for the three months ended March 31, 2018.

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The recognition of revenues involves certain management judgments, including estimated lives of virtual items purchased by game players, the estimation of the fair value of an advertising-for-advertising barter transaction, allocation of upfront license fees for licensed-out games between license and post-sale services, and the volume sales rebates. We do not believe that significant management judgements are involved in revenue recognition, but the amount and timing of our revenues could be different for any period if management made different judgments or utilized different estimates.

The following table presents our revenues disaggregated by products and services (unaudited):

	Three Months Ended March 31, 2018 (in thousands)				Three Months Ended March 31, 2017 (in thousands)
	Sohu	Sogou	Changyou	Total	Sohu	Sogou	Changyou	Total
Brand advertising:
Sohu Media Portal	$30,674	0	0	30,674	$36,844	0	0	36,844
Sohu Video	12,635	0	0	12,635	21,696	0	0	21,696
Focus	7,868	0	0	7,868	17,018	0	0	17,018
17173.com Website	0	0	5,078	5,078	0	0	5,854	5,854
Search and search related advertising	0	220,301	0	220,301	0	142,035	0	142,035
Online games:
PC games	0	0	59,425	59,425	0	0	64,881	64,881
Mobile games	0	0	45,735	45,735	0	0	19,838	19,838
Other games	0	0	301	301	0	0	606	606
Others:
Paid subscription services	9,257	0	0	9,257	6,316	0	0	6,316
Cinema advertising business	0	0	24,870	24,870	0	0	24,600	24,600
Others	9,305	27,749	1,797	38,851	10,090	20,234	4,091	34,415

Total	$69,739	248,050	137,206	454,995	$91,964	162,269	119,870	374,103

As noted above, in accordance with the modified retrospective method upon adoption of ASC 606, prior period amounts have not been adjusted.

Online Advertising Revenues

Online advertising revenues include revenues from brand advertising services as well as search and search-related advertising services. Certain customers may receive sales rebates, which are accounted for as variable consideration. We estimate annual expected revenue volume of each individual agent with reference to their historical results. The sales rebate will reduce revenues recognized. We recognize revenue for the amount of fees we receive from our advertisers, after deducting sales rebates and net of value-added tax (“VAT”) and related surcharges. We believe that there will not be significant changes to our estimates of variable consideration.

Brand Advertising Revenues

Revenue Recognition of Multiple Performance Obligations

Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenues to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices of each distinct performance obligation based on the prices charged to customers when sold on a standalone basis. Where standalone selling price is not directly observable, we generally estimate selling prices based on when they are sold to customers of a similar nature and geography. Most of such contracts have all performance obligations completed within the same quarter.

Pricing Model

Through PCs and mobile devices, we provide advertisement placements to our advertisers on different Internet platforms and in different formats, which include banners, links, logos, buttons, full screen, pre-roll, mid-roll, post-roll video screens, pause video screens, loading page ads, news feed ads and in-feed video infomercial ads.

Currently we have three main types of pricing models, consisting of the Fixed Price model, the Cost Per Impression (“CPM”) model, and the Cost Per click (“CPC”) model.

(i) Fixed Price model

Under the Fixed Price model, a contract is signed to establish a fixed price for the advertising services to be provided. Given the advertisers benefit from the displayed advertising evenly, we recognize revenue on a straight-line basis over the period of display, provided all revenue recognition criteria have been met.

(ii) CPM model

Under the CPM model, the unit price for each qualifying display is fixed and stated in the contract with the advertiser. A qualifying display is defined as the appearance of an advertisement, where the advertisement meets criteria specified in the contract. Given that the fees are priced consistently throughout the contract and the unit prices are consistent with the our pricing practices with similar customers, we recognize revenue based on the fixed unit prices and the number of qualifying displays upon occurrence of display, provided all revenue recognition criteria have been met.

(iii) CPC model

Under the CPC model, there is no fixed price for advertising services stated in the contract with the advertiser and the unit price for each click is auction-based. We charge advertisers on a per-click basis when the users click on the advertisements. Given that the fees are priced consistently throughout the contract and the unit prices are consistent with our pricing practices with similar customers, we recognize revenue based on qualifying clicks and the unit price upon the occurrence of a click, provided all revenue recognition criteria have been met.

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

Other Online Advertising Services

Other online advertising services mainly consist of displaying advertisers’ promotional links on Sogou’s Internet properties. Revenue for time-based advertising is normally recognized on a straight-line basis over the advertising period, provided Sogou’s obligations under the contract and all revenue recognition criteria have been met. Revenue for performance-based advertising services is recognized when Sogou’s performance obligations under the contract have been satisfied.

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

Changyou is the primary obligor of its self-operated games. Changyou hosts the games on its own servers and is responsible for the sale and marketing of the games as well as customer service. Accordingly, revenues are recorded gross of revenue sharing-payments to third-party developers and/or mobile APP stores, but net of VAT and discounts to game card distributors where applicable. Changyou obtains revenues from the sale of in-game virtual items. Revenues are recognized as the virtual items are consumed or over the estimated lives of the virtual items, which are estimated by considering the average period that paying players typically play Changyou’s games and other player behavior patterns derived from operating data. If different assumptions were used in deriving the estimated lives of the virtual items, the timing of the recording of the revenues could be impacted.

PC Games

Proceeds from Changyou’s self-operated PC games are collected from players and third-party game card distributors through sales of Changyou’s game points on its online payment platform and prepaid game cards.

Changyou’s self-operated PC games are either developed in house or licensed from third-party developers. For licensed PC games, Changyou remits a pre-agreed percentage of the proceeds to the third-party developers pursuant to revenue-sharing agreements, and keeps the balance. Such revenue-sharing amounts paid to third-party developers are recorded in Changyou’s cost of revenues.

Mobile Games

Self-operated Mobile Games

For self-operated mobile games, Changyou sells game points to its game players via third-party mobile APP stores. The mobile APP stores in turn pay Changyou proceeds after deducting their share of pre-agreed revenue-sharing amounts.

Changyou’s self-operated mobile games are either developed in house or licensed from or jointly developed with third-party developers. For licensed and jointly developed mobile games, Changyou remits a pre-agreed percentage of the proceeds to the third-party developers pursuant to revenue-sharing agreements, and keeps the balance. Such revenue-sharing amounts paid to mobile application stores and third-party developers are recorded in Changyou’s cost of revenues.

Licensed Out Mobile Games

Changyou also authorizes third parties to operate its mobile games. Licensed out games mainly include mobile games developed in house Legacy TLBB and mobile games jointly developed with third-party developers. For mobile games developed in house, the license arrangements also include post-sale services. Changyou receives monthly revenue-based royalty payments from all the third-party licensee operators. Changyou receives additional up-front license fees from certain third-party licensee operators who are entitled to an exclusive right to operate Changyou’s games in specified geographic areas. Changyou determined that the game license and the post-sale services are distinct performance obligations and that the up-front license fee should be allocated between the license and the post-sale services based on the relative standalone selling price, which is determined by using expected cost plus margin. The amounts allocated to the license should be recognized upon the commencement of the license period, given that the license is considered to be a functional license, and the amount allocated to post-sale services should be recognized over the service period on a straight-line basis as the post-sale services are regarded to be performed evenly. The monthly revenue-based royalty payments are recognized when the sales occur, provided that collectability is reasonably assured. Changyou views the third-party licensee operators as Changyou’s customers and recognizes revenues on a net basis, as Changyou does not have the primary responsibility for fulfillment and acceptability of the game services. Changyou remits to the third-party developers a pre-agreed percentage of revenues pursuant to revenue-sharing agreements, and keeps the balance. Such revenue-sharing amounts paid to third-party developers are included in Changyou’s cost of revenues or product development expenses.

Other Revenues

Sohu

Other revenues attributable to Sohu consist primarily of revenues from paid subscription services, interactive broadcasting services, content provided through the platforms of the three main telecommunications operators in China, and sub-licensing of purchased video content to third parties.

Sogou

Other revenues attributable to Sogou are IVAS revenues, which are mainly from the operation of Web games and mobile games developed by third parties and the provision of online reading services, and revenues from other products and services, including smart hardware products.

Changyou

Other revenues attributable to Changyou are primarily from its cinema advertising business and from IVAS.

In its cinema advertising business, Changyou provides clients advertising placements in slots that are shown in theaters before the screening of movies. The rights to place advertisements in such advertising slots are granted to Changyou, which takes inventory risk under the contracts Changyou signs with different theaters. When all the recognition criteria are met, revenues from cinema advertising are recognized based on a percentage of the advertising slots actually delivered. As Changyou is considered to be the principal in the arrangements with the theaters, the fees paid to the theaters are recognized as cost of revenues.

Changyou provides IVAS primarily through software applications for PCs and mobile devices offered by RaidCall. Revenues from IVAS are recognized during the period the services are rendered or items are consumed under the gross method, as Changyou is the principal obligor for provision of the services.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable represent amounts invoiced and revenue recognized prior to invoicing, when we have satisfied our performance obligations and have the unconditional right to payment. The allowance for doubtful accounts and authorized credits is estimated based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, current economic conditions and other factors that may affect our customers’ ability to pay. Contract assets as of March 31, 2018 were not material. The allowance for doubtful accounts and authorized credits was $5.5 million and $5.7 million, respectively, as of March 31, 2018 and December 31, 2017.

Receipts in advance and deferred revenue related to unsatisfied performance obligations at the end of the period and consist of fees received from the game players with online gaming business and advertisers with searching and searching related advertising business. Due to the generally short-term duration of the contracts, the majority of the performance obligations are satisfied in the following reporting period. The amount of revenue recognized that was included in the receipts in advance and deferred revenue balance at the beginning of the period was $104.3 million for the three month periods ended March 31, 2018.

There is no significant change in contract liability balance during the first quarter of 2018.

Revenue recognized in the current period from performance obligations related to prior periods was not material.

Practical Expedients

We have used the following practical expedients as allowed under ASC 606:

(i)    The transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, has not been disclosed as substantially all of the our contracts have a duration of one year or less.

(ii)    Payment terms and conditions vary by contract type, although terms generally include a requirement of prepayment or payment within one year or less. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined that our contracts generally do not include a significant financing component.

(iii)    We applied the portfolio approach in determining the commencement date of consumption and the estimated lives of virtual items for the recongnition of games revenue given that the effect of applying a portfolio approach to a group game players’ behaviors would not differ materially from considering each one of them individually.

(iv)    We generally expense sales commissions when incurred, because the amortization period would be one year or less. These costs are recorded within sales and marketing expenses.

Product Development Expenses

Product development expenses mainly consist of salary and benefits expenses, technical service fees, content and license expenses, depreciation and amortization expenses, facilities expenses. These expenses are incurred for the enhancement and maintenance of our Internet platforms as well as for our products and services, including the development costs of online games prior to the establishment of technological feasibility and maintenance costs after the online games are available for marketing.

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

For share-based awards for which a grant date has occurred, share-based compensation expense is recognized as costs and expenses in the consolidated statements of comprehensive income based on the fair value of the related share-based awards on their grant dates. For share-based awards for which the service inception date precedes the grant date, share-based compensation expense is recognized as costs and expenses in the consolidated statements of comprehensive income beginning on the service inception date and is re-measured on each subsequent reporting date before the grant date, based on the estimated fair value of the related share-based awards. Share-based compensation expense is charged to the shareholders’ equity or noncontrolling interest section in the consolidated balance sheets. The assumptions used in share-based compensation expense recognition represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. If factors change or different assumptions are used, our share-based compensation expense could be materially different for any period. Moreover, the estimates of fair value are not intended to predict actual future events or the value that ultimately will be realized by employees who receive equity awards.

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

Sogou Share-based Awards

In determining the fair value of share options granted by Sogou as share-based awards, a binomial valuation model was applied. The determination of the fair value is affected by the fair value of the ordinary shares as well as assumptions regarding a number of complex and subjective variables, including risk-free interest rates, exercise multiples, expected forfeiture rates, expected share price volatility rates, and expected dividends. Before the completion of Sogou’s IPO, the fair values of the ordinary shares were assessed using the income approach/discounted cash flow method or based on the mid-point of the estimated IPO price range, in each case with a discount for lack of marketability, given that the shares underlying the awards were not publicly traded at the time of grant. After the completion of Sogou’s IPO, the fair values of the ordinary shares were determined based on the market price of Sogou’ ADSs. Certain persons who became Sogou employees when Tencent’s Soso search and search-related businesses were transferred to Sogou on September 16, 2013 had been granted restricted share units under Tencent’s share award arrangements prior to the transfer of the businesses to Sogou. These Tencent restricted share units will continue to vest under the original Tencent share award arrangements provided the transferred employees continue to be employed by Sogou during the requisite service period. After the transfer of the Soso search and search-related businesses to Sogou, Sogou applied the guidance in ASC 505-50 to measure the related compensation expense, as the expense is deemed to have been incurred by Tencent as an investor on Sogou’s behalf, based on the then-current fair value at each reporting date. To determine the then-current fair value of the Tencent restricted share units granted to these employees, the public market price of the underlying shares at each reporting date was applied. Because Sogou is not required to reimburse Tencent for such share-based compensation expense, the related amount was recorded by Sogou as a capital contribution from Tencent.

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

Compensation Expense Recognition

For options and restricted share units granted with respect to Sohu (excluding Sohu Video) shares and Changyou shares, compensation expense is recognized on an accelerated basis over the requisite service period. For share options granted with respect to Sogou shares, compensation expense is recognized over the estimated period during which the service period requirement and performance target will be met, which is usually within one year, or, after the performance target of Sogou’s completion of an IPO was met upon the completion of Sogou’s IPO on November 13, 2017, on an accelerated basis over the requisite service period, or, for options with only service period requirement, on an accelerated basis over the requisite service period. For Tencent restricted share units that Tencent had granted to employees who transferred to Sogou with the Soso search and search-related businesses, compensation expense is recognized by Sogou on an accelerated basis over the requisite service period, and the fair value of the share-based compensation is re-measured at each reporting date until the service has been provided. The number of share-based awards for which the service is not expected to be rendered over the requisite period is estimated, and no compensation expense is recorded for the number of awards so estimated.

For Sogou Pre-IPO Class A Ordinary Shares repurchased from our former President and Chief Financial Officer in the first quarter of 2017, share-based compensation expense was recognized by us in the consolidated statements of comprehensive income in an amount equal to the excess of the repurchase price over the fair value of the Sogou Pre-IPO Class A Ordinary Shares at the repurchase date.

Sohu Video Share-based Awards

On January 4, 2012, Sohu Video, the holding entity of Sohu’s video division, adopted a 2011 Share Incentive Plan (the “Video 2011 Share Incentive Plan”) which provides for the issuance of up to 25,000,000 ordinary shares of Sohu Video (representing approximately 10% of the outstanding Sohu Video shares on a fully-diluted basis) to management and key employees of the video division and to Sohu management. As of March 31, 2018, grants of options for the purchase of 16,368,200 ordinary shares of Sohu Video had been contractually made, of which options for the purchase of 4,972,800 ordinary shares were vested.

For purposes of ASC 718-10-25, as of March 31, 2018, no grant date had occurred, because the broader terms and conditions of the option awards had neither been finalized nor mutually agreed upon with the recipients. Therefore the fair value of the awards was not determinable and could not be accounted for. In accordance with ASC 718-10-55, our management determined that the service inception date with respect to vested option awards for the purchase of 4,972,800 shares had preceded the grant date. Therefore, we recognized compensation expense for these vested Sohu Video share-based awards and re-measured, and will re-measure, the compensation expense on each subsequent reporting date based on the then-current fair values of these vested awards until the grant date is established.

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

As of March 31, 2018, the following principal entities were qualified as HNTEs and were entitled to an income tax rate of 15%.

For Sohu’s Business

•	Sohu New Momentum. Sohu New Momentum qualified as an HNTE for the years 2016 through 2018, and will need to re-apply for HNTE qualification in 2019.

•	Sohu Internet. Sohu Internet qualified as an HNTE for the years 2015 through 2017, and will need to re-apply for HNTE qualification in 2018.

•	Sohu Media and Guangzhou Qianjun. Sohu Media and Guangzhou Qianjun re-applied for HNTE qualification and received approval in November 2017 and December 2017, respectively. New Media and Guangzhou Qianjun are entitled to continue to enjoy the beneficial tax rate as HNTEs for the years 2017 through 2019, and will need to re-apply for HNTE qualification in 2020.

For Sogou’s Business

•	Sogou Information. Sogou Information qualified as an HNTE for the years 2015 through 2017, and will need to re-apply for HNTE qualification in 2018.

•	Sogou Technology. Sogou Technology re-applied for HNTE qualification and received approval in December 2017. Sogou Technology is entitled to continue to enjoy the beneficial tax rate as an HNTE for the years 2017 through 2019, and will need to re-apply for HNTE qualification in 2020.

•	Sogou Network. Sogou Network qualified as an HNTE for the years 2016 through 2018, and will need to re-apply for HNTE qualification in 2019.

For Changyou’s Business

•	Gamease and AmazGame. Gamease and AmazGame re-applied for HNTE qualification and received approval in October 2017 and December 2017, respectively. Gamease and AmazGame are entitled to continue to enjoy the beneficial tax rate as HNTEs for the years 2017 through 2019, and will need to re-apply for HNTE qualification in 2020.

•	Gamespace. Gamespace qualified as HNTE for the years 2016 through 2018, and will need to re-apply for HNTE qualification in 2019.

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

U.S. Corporate Income Tax

Sohu.com Inc. is a Delaware corporation that is subject to U.S. corporate income tax on its taxable income at a rate of up to 21% for taxable years beginning after December 31, 2017 and of up to 35% for prior tax years. U.S. federal tax legislation signed into law on December 22, 2017, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump-sum payment.

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

One-Time Transition Tax Related to U.S. Tax Reform

In the fourth quarter of 2017, the Group recognized a one-time transition tax of $218.5 million that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of Sohu’s share of previously deferred earnings of certain non-U.S. subsidiaries of Sohu mandated by the U.S. Tax Reform, offset by a reduction of $3.7 million in liability for deferred U.S. income tax as a result of the U.S. Tax Reform. Sohu.com Inc. may make an election to pay the one-time transition tax over eight years commencing in April 2019, or pay in a single lump sum. The actual impact of the U.S. Tax Reform on Sohu.com Inc. may differ from management’s estimates, and management may update its judgments based on future regulations or guidance issued by the U.S. Department of the Treasury. There is no development for the impact from U.S. Tax Reform on Sohu.com Inc. during the first quarter of 2018, so the balance of one-time transition tax remains unchanged as of March 31, 2018.

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

Our financial instruments consist primarily of cash equivalents, short-term investments, accounts receivable, prepaid and other current assets, long-term investments, accounts payable, accrued liabilities, receipts in advance and deferred revenue, short-term bank loans, other short-term liabilities, long-term bank loans and long-term accounts payable.

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

Equity Investments

Investments in entities are recorded as equity investments under long-term investments. For entities over which we can exercise significant influence but do not own a majority equity interest or control, the equity method is applied, and we adjust the carrying amount of an investment and recognize investment income or loss for our share of the earnings or loss of the investee after the date of investment. For those equity investments accounted for other than under the equity method or those that result in consolidation, the fair value method is applied. However, for equity investments that do not have readily determinable fair values, we choose to account for them at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

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

Functional Currency and Foreign Currency Translation

An entity’s functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and intra-Group transactions and arrangements. The functional currency of Sohu.com Inc. is the U.S. dollar. The functional currency of our subsidiaries in the U.S., the Cayman Islands, the British Virgin Islands and Hong Kong is the U.S. dollar. The functional currencies of our subsidiaries and VIEs in other countries are the national currencies of those counties, rather than the U.S. dollar.

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

RESULTS OF OPERATIONS

Revenues

The following table presents our revenues by revenue source and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2017		2018		2018 vs 2017
	Amount	Percentage of the total revenue	Amount	Percentage of the total revenue	Amount	Incremental ratio
Revenues
Online advertising:
Brand advertising	$81,412	22%	56,254	12%	(25,158)	(31)%
Search and search-related advertising	142,035	38%	220,301	48%	78,266	55%

Subtotal of online advertising revenues	223,447	60%	276,555	60%	53,108	24%

Online game	85,325	23%	105,461	23%	20,136	24%
Others	65,331	17%	72,979	17%	7,648	12%

Total revenues	$374,103	100%	454,995	100%	80,892	22%

Online Advertising Revenues

Online advertising revenues were $276.6 million and $223.4 million, respectively, for the three months ended March 31, 2018 and 2017, representing a year-on-year increase of 24%.

Brand Advertising Revenues Generated by Sohu and Changyou

Brand advertising revenues were $56.3 million and $81.4 million, respectively, for the three months ended March 31, 2018 and 2017, representing a year-on-year decrease of 31%. The year-on-year reduction in brand advertising revenues was mainly from reductions in the revenues of Sohu Video and Focus.

Sohu

•	Sohu Media Portal

Revenues from Sohu Media Portal were $30.7 million and $36.8 million, respectively, for the three months ended March 31, 2018 and 2017, representing a year-on-year decrease of 17%. The average amount spent per advertiser was approximately $20,000 and $22,000, respectively, for the three months ended March 31, 2018 and 2017. The number of advertisers for Sohu Media Portal was 1,511 and 1,694, respectively, for the three months ended March 31, 2018 and 2017.

•	Sohu Video

Revenues from Sohu Video were $12.6 million and $21.7 million, respectively, for the three months ended March 31, 2018 and 2017, representing a year-on-year decrease of 42%. The changes were mainly attributable to reductions in the number of advertisers. The number of advertisers on Sohu Video sites was 103 and 171 respectively, for the three months ended March 31, 2018 and 2017, representing a year-on-year decrease of 40%. The average amount spent per advertiser was approximately $122,000 and $127,000, respectively, for the three months ended March 31, 2018 and 2017.

•	Focus

Revenues from Focus were $7.9 million and $17.0 million, respectively, for the three months ended March 31, 2018 and 2017, representing a year-on-year decrease of 54%. Revenues from Focus were primarily generated through the Fixed Price model. For the Fixed Price model, revenues were $6.7 million and $11.2 million, respectively, for the three months ended March 31, 2018 and 2017, representing a decrease of 40%.

Changyou

•	17173.com Website

Revenues from the 17173.com Website were $5.1 million and $5.9 million, respectively, for the three months ended March 31, 2018 and 2017, representing a year-on-year decrease of 14%. The decrease was primarily a result of fewer Web games being marketed on the 17173 Website. The number of advertisers for the 17173.com Website was 68 and 84, respectively, and the average amount spent per advertiser was approximately $75,000 and $70,000, respectively, for the three months ended March 31, 2018 and 2017.

Search and Search-related Advertising Revenues, Generated by Sogou

Revenues from search and search-related services were $220.3 million and $142.0 million, respectively, for the three months ended March 31, 2018 and 2017, representing a year-on-year growth rate of 55%. The increase was mainly due to continued traffic growth and improved monetization in mobile search.

The increase in revenues from search and search-related services was mainly attributable to an increase in revenues from auction-based pay-for-click services. Revenues from pay-for-click services accounted for approximately 83% and 81%, respectively, of the total search and search-related advertising revenues for the three months ended March 31, 2018 and 2017.

The growth in revenues from auction-based pay-for-click services resulted from increases both in average revenue per advertiser (or “ARPA”) and in the number of advertisers. The ARPA for auction-based pay-for-click services was $2,427 and $1,707, respectively, for the three months ended March 31, 2018 and 2017. The number of auction-based pay-for-click advertisers was approximately 75,000 and 67,000, respectively, for the three months ended March 31, 2018 and 2017. The increase in ARPA was primarily attributable to an increase in the number of paid clicks primarily driven by strong growth in mobile paid clicks as a result of rapidly-growing mobile search traffic, and a higher average cost-per-click.

Online Game Revenues Generated by Changyou

Revenues from the online game business were $105.5 million and $85.3 million, respectively, for the three months ended March 31, 2018 and 2017, representing a year-on-year increase of 24%. The increase was mainly due to the revenue contribution of the mobile game Legacy TLBB, which was launched in the second quarter of 2017.

PC Games and Mobile Games

Revenues from PC games were $59.5 million and $64.9 million, respectively, for the three months ended March 31, 2018 and 2017, representing a year-on-year decrease of 8%. Revenues from PC games accounted for 56% and 76%, respectively, of Changyou online game revenues for the three months ended March 31, 2018 and 2017. The year-on-year decrease in revenues from PC games was mainly due to the natural decline in revenues of TLBB, which is an older PC game. For the three months ended March 31, 2018, the PC game TLBB generated $50.8 million in revenues, accounting for approximately 48% of Changyou’s online game revenues, approximately 37% of Changyou’s total revenues and approximately 11% of the Sohu Group’s total revenues.

Revenues from mobile games were $45.7 million and $19.8 million, respectively, for the three months ended March 31, 2018 and 2017. The dominant mobile game operated by Changyou was Legacy TLBB. The year-on-year increase was mainly due to the revenue contribution of Legacy TLBB. For the three months ended March 31, 2018, the mobile game Legacy TLBB generated $28.2 in revenues, accounting for approximately 27% of Changyou’s online game revenues, approximately 21% of Changyou’s total revenues, and approximately 6% of the Sohu Group’s total revenues.

The following table sets forth certain operating data for Changyou’s PC games and mobile games for the periods indicated:

Average Monthly Active Accounts (1)	For the Three Months Ended
(in millions)	PC games	Mobile games
2017	2.4	1.1
2018	2.5	2.6

Quarterly Aggregate Active Paying Accounts (2)	For the Three Months Ended
(in millions)	PC games	Mobile games
2017	0.9	0.3
2018	0.8	0.8

(1)	Average Monthly Active Accounts for a given period refers to the number of registered accounts that were logged in to these games at least once during the period.
(2)	Quarterly Aggregate Active Paying Accounts for a given quarter refers to the number of accounts from which game points were used at least once during the quarter.

Web Games

Revenues from Web games were $0.3 million and $0.6 million, respectively, for the three months ended March 31, 2018 and 2017.

Other Revenues

Revenues from other services were $72.9 million and $65.4 million, respectively, for the three months ended March 31, 2018 and 2017, representing year-on-year growth of 12%.

The increase from the three months ended March 31, 2017 to the corresponding period of 2018 was $7.5 million, consisting of a $2.9 million increase in revenues from paid subscription services, a $2.7 million increase in revenues from smart hardware products, a $2.4 million increase in revenues from IVAS, and a $1.1 million increase in revenues from content provided through the platforms of the three main telecommunications operators in China, offset by a $2.5 million decrease in revenues from sub-licensing of purchased video content to third parties.

Costs and Expenses

Cost of Revenues

The following table presents our cost of revenues by source and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2017		2018		2018 vs 2017
	Amount	Percentage of the total cost	Amount	Percentage of the total cost	Amount	Incremental ratio
Cost of revenues:
Online advertising:
Brand advertising	$80,197	36%	50,611	19%	(29,586)	(37)%
Search and search-related advertising	82,107	38%	144,696	55%	62,589	76%

Subtotal of cost of online advertising revenues	162,304	74%	195,307	74%	33,003	20%

Online game	16,505	8%	17,119	7%	614	4%
Others	40,070	18%	48,407	19%	8,337	21%

Total cost of revenues	$218,879	100%	260,833	100%	41,954	19%

Cost of Online Advertising Revenues

Cost of online advertising revenues was $195.3 million and $162.3 million, respectively, for the three months ended March 31, 2018 and 2017, representing a year-on-year increase of 20%.

Cost of Brand Advertising Revenues

Cost of brand advertising revenues mainly consists of content and license costs, bandwidth leasing costs, and salary and benefits expenses.

Cost of brand advertising revenues was $50.6 million and $80.2 million, respectively, for the three months ended March 31, 2018 and 2017, representing a year-on-year decrease of 37%. The $29.6 million decrease mainly consisted of a $24.8 million decrease in content and license costs, a $1.5 million decrease in salary and benefits expenses, a $1.0 million decrease in bandwidth leasing costs, and a $0.8 million decrease in share-based compensation expense.

Our brand advertising gross margin was 10% and 1%, respectively, for the three months ended March 31, 2018 and 2017. The decrease in our brand advertising gross margin was mainly due to decreased video content cost.

Cost of Search and Search-related Advertising Revenues

Cost of search and search-related advertising revenues mainly consists of traffic acquisition costs, bandwidth leasing costs, depreciation expenses, as well as salary and benefits expenses.

Cost of search and search-related advertising revenues was $144.7 million and $82.1 million, respectively, for the three months ended March 31, 2018 and 2017, representing a year-on-year increase of 76%. The $62.6 million increase mainly consisted of a $54.1 million increase in traffic acquisition costs, a $4.0 million increase in depreciation and amortization expenses, and a $3.4 million increase in bandwidth leasing costs.

Our search and search-related advertising gross margin was 34% and 42%, respectively, for the three months ended March 31, 2018 and 2017. The decrease in our search and search-related advertising gross margin was mainly due to traffic acquisition costs increasing at a faster rate than revenues.

Cost of Online Game Revenues

Cost of online game revenues mainly consists of revenue-sharing payments, salary and benefits expense, and bandwidth and communication costs.

Cost of online game revenues was $17.1 million and $16.5 million, respectively, for the three months ended March 31, 2018 and 2017, which was stable.

Our online game gross margin was 84% and 81%, respectively, for the three months ended March 31, 2018 and the three months ended March 31, 2017.

Cost of Other Revenues

Cost of other revenues mainly consists of payments to theaters for pre-film screening advertising slots, content and license costs related to paid subscription services, revenue-sharing payments related to the IVAS business, cost of smart hardware products, and revenue-sharing payments related to interactive broadcasting services.

Cost of revenues for other services was $48.4 million and $40.1 million, respectively, for the three months ended March 31, 2018 and 2017, representing year-on-year growth of 21%. The $8.3 million year-on-year increase mainly consisted of a $4.5 million increase in payments to theaters for pre-film screening advertising slots, a $2.0 million increase in Sogou’s smart hardware products cost, a $1.5 million increase in revenue-sharing payments related to China mobile network operators, and a $1.1 million increase in revenue-sharing payments related to the IVAS business.

Operating Expenses

The following table presents our operating expenses by nature and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2017		2018		2018 vs 2017
	Amount	Percentage of the total expense	Amount	Percentage of the total expense	Amount	Incremental ratio
Operating expenses:
Product development	$84,098	42%	111,543	49%	27,445	33%
Sales and marketing	90,086	44%	90,273	40%	187	0%
General and administrative	28,350	14%	23,836	11%	(4,514)	(16)%
Total operating expenses	$202,534	100%	225,652	100%	23,118	11%

Product Development Expenses

Product development expenses mainly consist of salary and benefits expenses, technical service fees, content and license expenses, depreciation and amortization expenses, facilities expenses, and travelling and entertainment expenses.

Product development expense was $111.5 million for the three months ended March 31, 2018, compared to $84.1 million for the corresponding period of 2017.

The increase in product development expenses from the three months ended March 31, 2017 to the three months ended March 31, 2018 was $27.4 million. The increase mainly consisted of a $22.0 million increase in salary and benefits expenses, and a $2.9 million increase in technical service fees.

Sales and Marketing Expenses

Sales and marketing expenses mainly consist of advertising and promotional expenditures, salary and benefits expenses, travelling and entertainment expenses, and facility expenses.

Sales and marketing expenses were $90.3 million for the three months ended March 31, 2018, which was generally stable compared to $90.1 million for the corresponding period of 2017.

The increase in sales and marketing expenses from the three months ended March 31, 2017 to the three months ended March 31, 2018 was $0.2 million. The increase mainly consisted of a $2.4 million increase in salary and benefits expenses and a $2.1 million increase in travelling and entertainment expenses, offset by a $4.3 million decrease in advertising and promotional expenditures.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses, professional fees, travelling and entertainment expenses, depreciation and amortization expenses, and facility expenses.

General and administrative expenses were $23.8 million for the three months ended March 31, 2018, compared to $28.4 million for the corresponding period of 2017.

The decrease in general and administrative expenses from the three months ended March 31, 2017 to the three months ended March 31, 2018 was $4.5 million. The decrease mainly consisted of a $6.6 million decrease in share-based compensation expense, a $2.0 million decrease in bad debts, a $1.6 million decrease in salary and benefits expenses, offset by a $5.8 million increase in professional fees.

Share-based Compensation Expense

Share-based compensation expense was recognized in costs and expenses for the three months ended March 31, 2017 and 2018, respectively, as follows (in thousands):

	Three Months Ended March 31,
Share-based compensation expense	2017	2018
Cost of revenues	$186	$(450)
Product development expenses	2,327	715
Sales and marketing expenses	665	(89)
General and administrative expenses	4,051	(2,520)

	$7,229	$(2,344)

Share-based compensation expense recognized for share awards of Sohu (excluding Sohu Video), Sogou, Changyou and Sohu Video was as follows (in thousands):

	Three Months Ended March 31,
Share-based compensation expense	2017	2018
For Sohu (excluding Sohu Video) share-based awards	$(2,443)	$(4,049)
For Sogou share-based awards (2)	4,337	4,279
For Changyou share-based awards	5,533	(2,425)
For Sohu Video share-based awards	(198)	(149)

	$7,229	$(2,344)

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

As of March 31, 2018, unrecognized share-based compensation expense for Sohu (excluding Sohu Video), Sogou and Changyou share-based awards was as follows (in thousands):

Unrecognized share-based compensation expense	As of March 31, 2018
For Sohu (excluding Sohu Video) share-based awards	$0
For Sogou share-based awards (3)	19,614
For Changyou share-based awards	2,674

$22,288

Note (3): Includes the unrecognized compensation expense for employees who transferred from Tencent with Soso search and search-related businesses.

Operating Loss

We had an operating loss of $31.5 million and an operating loss of $47.3 million, respectively, for the three months ended March 31, 2018 and 2017.

Other Income

Other income was $12.3 million and $4.1 million, respectively, for the three months ended March 31, 2018 and 2017.

Interest Income

Interest income was $7.8 million and $4.5 million, respectively, for the three months ended March 31, 2018 and 2017.

Interest Expense

Interest expense was $3.1 million and $0.2 million, respectively, for the three months ended March 31, 2018 and 2017.

Income Tax Expense

Income tax expense was $63.4 million for the three months ended March 31, 2018, compared to $10.7 million for the three months ended March 31, 2017.

The increase in income tax expense was mainly due to Changyou’s accrual of additional withholding income taxes of approximately $47 million for the period before December 31, 2017 recognized in relation to a change in policy for Changyou’s PRC subsidiaries with respect to their distribution of cash dividends.

Net Loss

We had a net loss of $87.2 million for the three months ended March 31, 2018, compared to a net loss of $50.4 million for the three months ended March 31, 2017.

Net Income Attributable to Noncontrolling Interest

We had net income attributable to noncontrolling interest of $5.6 million and $17.9 million, respectively, for the three months ended March 31, 2018 and the three months ended March 31, 2017.

Net Loss Attributable to Sohu.com Inc.

As a result of the foregoing, we had a net loss attributable to Sohu.com Inc. of $92.8 million and $68.2 million, respectively, for the three months ended March 31, 2018 and the three months ended March 31, 2017.

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

As of March 31, 2018, we had cash and cash equivalents of approximately $1.16 billion, restricted cash of $2.1 million, and short-term investments of $1.07 billion. Of our cash and cash equivalents, $458.3 million was held in financial institutions inside Mainland China and $698.1 million was held in financial institutions outside of Mainland China. Of the cash and cash equivalents held in financial institutions inside Mainland China, $17.3 million was held by our VIEs and $441.0 million was held by our PRC-based subsidiaries.

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

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2018 (in thousands):

As of March 31,	2018	2019	2020	2021	2022	Thereafter	Total Payments Required
Purchase of cinema advertisement slot rights	54,015	59,022	32,845	12,805	1,356	1,352	161,395
Purchase of bandwidth	72,087	2,569	1,242	340	0	0	76,238
Purchase of content and services - video	23,311	19,405	1,179	0	0	0	43,895
Operating lease obligations	14,604	9,431	4,087	77	11	0	28,210
Expenditures for operating rights for licensed games with technological feasibility	11,681	3,531	2,633	0	0	0	17,845
Purchase of content and services - others	10,251	382	93	33	0	0	10,759
Fees for operating rights for licensed games in development	500	0	0	0	0	0	500
Others	4,850	1,301	0	0	0	0	6,151

Total Payments Required	191,299	95,641	42,079	13,255	1,367	1,352	344,993

Cash Generating Ability

Our cash flows are summarized below (in thousands):

	Three Months Ended March 31,
	2017	2018
Net cash provided by /(used in) operating activities	$(31,670)	$18,630
Net cash used in investing activities	(62,756)	(249,343)
Net cash provided by /(used in) financing activities	(2,740)	4
Effect of exchange rate change on cash and cash equivalents, and restricted cash	3,474	21,233
Reclassification of cash and cash equivalents from /(to) assets held for sale	11,684	0

Net decrease in cash and cash equivalents, and restricted cash	(82,008)	(209,476)
Cash and cash equivalents, and restricted cash at beginning of period	1,050,957	1,368,024

Cash and cash equivalents, and restricted cash at end of period	$968,949	$1,158,548

Net Cash Provided by /(Used in) Operating Activities

For the three months ended March 31, 2018, $18.6 million net cash provided by operating activities was primarily attributable to our net loss of $87.2 million, adjusted by (i) the add back of non-cash items consisting of $39.3 million in depreciation and amortization, $1.1 million in impairment of intangible assets, and $0.3 million in provision for allowance for doubtful accounts, (ii) offset by $9.3 million in change in fair value of financial instruments, $2.3 million in share-based compensation expense, and $2.1 million in investment loss from equity investments. An increase in cash from $78.8 million in working capital items is also included in operating cash flow.

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

Net Cash Used in Investing Activities

For the three months ended March 31, 2018, $249.3 million net cash used in investing activities was primarily attributable to (i) $663.4 million used in purchase of financial instruments, $25.8 million used in purchase of fixed assets and intangible assets, and $17.0 million used in the purchase of a long-term investment, (ii) offset by $456.9 million in proceeds from financial instruments.

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

Net Cash Provided by /(Used in) Financing Activities

For the three months ended March 31, 2018, $4,000 net cash provided by financing activities was primarily attributable to $4,000 received from exercise of share-based awards in a subsidiary.

For the three months ended March 31, 2017, $2.7 million net cash used in financing activities was primarily attributable to (i) $3.2 million used in the repurchase of Sogou Pre-IPO Class A Common Shares from a noncontrolling shareholder, (ii) offset by $0.5 million received from exercise of share-based awards in a subsidiary.

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

The ability of Sohu.com Limited, Sogou Inc., and Changyou.com Limited to receive dividends and distributions from our China-based subsidiaries and VIEs, and the amount of cash available for distribution to, and use by, Sohu.com Inc., are subject to certain restrictions and limitations related to PRC law and our subsidiary and VIE structure. We do not expect any of such restrictions or taxes to have a material impact on our ability to meet our cash obligations. However, such restrictions and taxes limit our ability to use Sohu Group cash and cash equivalents held by Changyou and its subsidiaries and VIEs, and by Sogou and its subsidiaries and VIEs, for our Sohu business separate from Changyou and Sogou. See “Risk Factors – Risks Related to Our Corporate Structure – Although the Sohu Group holds substantial amounts of cash and cash equivalents, a significant portion of such cash and cash equivalents is held by Changyou and Sogou, and it can be difficult for Sohu to have access to the portion held by Changyou and Sogou.” of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2018.

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

The CIT Law imposes a 10% withholding income tax for dividends distributed by foreign-invested enterprises in the PRC to their immediate holding companies outside Mainland China. A lower withholding tax rate will be applied if there is a tax treaty arrangement between Mainland China and the jurisdiction of the foreign holding company. A holding company in Hong Kong, for example, will be subject to a 5% withholding tax rate under an arrangement between the PRC and the Hong Kong Special Administrative Region on the “Avoidance of Double Taxation and Prevention of Fiscal Evasion with Respect to Taxes on Income and Capital” if such holding company is considered a non-PRC resident enterprise and holds at least 25% of the equity interests in the PRC foreign invested enterprise distributing the dividends, subject to approval of the PRC local tax authority. However, if the Hong Kong holding company is not considered to be the beneficial owner of such dividends under applicable PRC tax regulations, such dividend will remain subject to withholding tax at a rate of 10%. As of March 31, 2018, we had accrued deferred tax liabilities in the amount of $82.7 million for withholding taxes associated with dividends paid by Changyou’s Mainland China-based WFOEs to Changyou’s Hong Kong subsidiary.

Under regulations of the PRC State Administration of Foreign Exchange (“SAFE”), the RMB is not convertible into foreign currencies for capital account items, such as loans, repatriation of investments and investments outside of Mainland China, unless prior approval of the SAFE is obtained and prior registration with the SAFE is made.

PRC Restrictions Related to Our VIE Structure

A significant portion of our operations is conducted through our VIEs, which generate a significant amount of our revenues. Significant cash balances remained in certain of our VIEs as of March 31, 2018. As our VIEs are not owned by our PRC subsidiaries, the VIEs are not able to make dividend payments to the subsidiaries. Therefore, in order for Sohu.com Inc. or our subsidiaries outside of Mainland China to receive any dividends, loans, or advances from our PRC subsidiaries, in some cases we may need to rely on payments made by our VIEs to our PRC subsidiaries pursuant to service contracts between them. Depending on the nature of services provided by our PRC subsidiaries to their corresponding VIEs, certain of these payments will subject to PRC taxes, such as VAT, which will effectively reduce the amount that the PRC subsidiary receives from its corresponding VIE. In addition, the PRC government could impose restrictions on such payments or change the tax rates applicable to such payments.

U.S. Corporate Income Tax

Sohu.com Inc. is a Delaware corporation that is subject to U.S. corporate income tax on its taxable income at a rate of up to 21% for taxable years beginning after December 31, 2017 and of up to 35% for prior tax years. The U.S. Tax Reform significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump-sum payment.

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

Dividend Policy

The Sohu Group intends to retain all available funds and any future earnings for use in the operation and expansion of its own business, and does not anticipate paying any cash dividends on Sohu.com Inc.’s common stock for the foreseeable future. Future cash dividends distributed by Sohu.com Inc., if any, will be declared at the discretion of Sohu.com Inc.’s Board of Directors and will depend upon future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as our Board of Directors may deem relevant. For the revision of dividend policy of Changyou’s PRC subsidiaries, please refer to “PRC Withholding Tax on Dividends”

OFF-BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENT

Revenue from Contracts with Customers. In May 2014, the FASB issued ASU No. 2014-09, ‘‘Revenue from Contracts with Customers (Topic 606).’’ This guidance supersedes current guidance on revenue recognition in Topic 605, ‘‘Revenue Recognition.’’ In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. On January 1, 2018, we adopted ASC 606, applying using the modified retrospective method to contracts that were not completed as of January 1, 2018. Adoption did not have a material impact on retained earnings as of January 1, 2018. Results for reporting periods beginning on or after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. Additional disclosures have been made. Please see the Notes to Condensed Consolidated Financial Statements for details.

ASU 2016-01 (“ASU 2016-01”), Recognition and Measurement of Financial Assets and Financial Liabilities amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The main provisions require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value through earnings, unless they qualify for a measurement alternative. The new guidance will require modified retrospective application to all outstanding instruments beginning January 1, 2018, with a cumulative effect adjustment recorded to opening retained earnings as of the beginning of the first period in which the guidance becomes effective. However, changes to the accounting for equity securities without a readily determinable fair value will be applied prospectively. Additional disclosures have been made. Please see the Notes to Condensed Consolidated Financial Statements for details.

Statements of Cash Flows (Topic 230): Restricted Cash. In November 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-18, Statements of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the changes during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The standard should be applied to each period presented using a retrospective transition method. The adoption of this standard does not have a material impact on our consolidated financial statements, but resulted in restricted cash being included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows.

Other accounting standards adopted beginning January 1, 2018 do not have a significant impact on our condensed consolidated financial statements.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

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

The following table sets forth a summary of our foreign currency sensitive financial instruments as of March 31, 2018. These financial instruments are recorded at their fair value.

	Denominated in (in thousands)
	US$	RMB	HK$	Others	Total
Cash and cash equivalents	$692,232	$457,667	$5,238	$1,271	$1,156,408
Restricted cash	0	2,140	0	0	2,140
Short-term investments	558,513	516,025	0	0	1,074,538
Accounts receivable, net	3,783	212,123	1,084	158	217,148
Prepaid and other current assets	3,667	207,860	0	169	211,696
Equity investments with readily determinable fair values	0	12,725	0	0	12,725
Restricted time deposits	240	32	0	0	272
Current liabilities	52,748	1,153,128	2,132	496	1,208,504
Long-term bank loans	0	127,224	0	0	127,224
Long-term accounts payable	0	1,203	0	0	1,203

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

INFLATION RATE RISK

According to the National Bureau of Statistics of China, the consumer price index grew 2.1% in the first quarter of 2018, compared to an increase of 1.4% in the first quarter of 2017. The increase in the rate of inflation and any additional increase in the future could have an adverse effect on our business.

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

There are no material changes or updates to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 28, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

USE OF PROCEEDS

On July 17, 2000, Sohu.com Inc. completed an underwritten IPO of our common stock pursuant to a Registration Statement on Form S-1 (SEC file No. 333-96137), which became effective on July 10, 2000. There has been no change in the information regarding use of proceeds from the IPO that was included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 28, 2018.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Please see the Exhibits Index attached hereto.

Sohu.com Inc.

Quarterly Report on Form 10-Q for Quarter Ended March 31, 2018

EXHIBITS INDEX

10.1(1)	English translation of Credit Facility Agreement, dated April 11, 2018, between CMB and Beijing Sohu New Media Information Technology Co., Ltd.

10.2(1)	English translation of Asset Pledge Agreement, dated April 11, 2018, between CMB and Beijing Sohu New Era Information Technology Co., Ltd.

10.3(1)	English translation of Asset Pledge Agreement, dated April 11, 2018, between CMB and Beijing Sohu New Media Information Technology Co., Ltd.

10.4(1)	English translation of Letter of Commitment, dated April 11, 2018, issued by Sohu.com Inc.

31.1(2)	Rule 13a-14(a)/15d-14(a) Certification of Charles Zhang

31.2(2)	Rule 13a-14(a)/15d-14(a) Certification of Joanna Lv

32.1(2)	Section 1350 Certification of Charles Zhang

32.2(2)	Section 1350 Certification of Joanna Lv

101(2)	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017; (ii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2018 and 2017; (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2018 and 2017; (iv) Condensed Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2018 and 2017; and (v) Notes to Condensed Consolidated Financial Statements, tagged using four different levels of detail.

(1)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on April 16, 2018.
(2)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2018

SOHU.COM INC.

By:	/s/ Joanna Lv
Joanna Lv
Chief Financial Officer